Form 10KSB
period 1996-03-31
NORRIS COMMUNICATIONS CORP
filed 1996-06-28
CIK 886328

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                         Commission file number 0-20734

                           NORRIS COMMUNICATIONS CORP.
                 (Name of small business issuer in its charter)

         Yukon Territory, Canada                                 None
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification Number)

                                12725 Stowe Drive
                             Poway, California 92064
                                 (619) 679-1504
          (Address and telephone number of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year. $1,328,502

The aggregate market value of the issuer's Common Stock held by non-affiliates as of June 19, 1996 (assuming for this purpose that only directors and officers of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $24,972,800.

As of June 19, 1996 there were 22,023,013 shares of Norris Communications Corp. Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 9-12) of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                     PART I

ITEM 1.  Description of Business                                           3
ITEM 2.  Description of Property                                           9
ITEM 3.  Legal Proceedings                                                 9
ITEM 4.  Submission of Matters to a Vote of Security Holders               9

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters          9
ITEM 6.  Management's Discussion and Analysis or Plan of Operation        10
ITEM 7.  Financial Statements                                             14
ITEM 8.  Changes in and Disagreement with Accountants on                  14
         Accounting and Financial Disclosure

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance With Section 16(a) of the Exchange Act                14
ITEM 10. Executive Compensation                                           15
ITEM 11. Security Ownership of Certain Beneficial Owners and Management   15
ITEM 12. Certain Relationships and Related Transactions                   15
ITEM 13. Exhibits and Reports on Form 8-K                                 15

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Norris Communications Corp. (the "Company") is a holding company which, through its wholly owned United States subsidiary Norris Communications, Inc. ("NCI"), is engaged in a single industry segment: the development, manufacture and marketing of electronic products. The Company was incorporated under the Company Act (British Columbia), Canada on February 11, 1988 under the name 340520 B.C. Ltd. The Company changed its name to Norris Communications Corp. on April 7, 1988 and on November 22, 1994 the Company continued its jurisdiction of incorporation from British Columbia to the Yukon Territory. Through NCI the Company is involved in (1) marketing its FLASHBACK(TM) technology, a proprietary method for information storage and retrieval and (2) using its state-of-the-art electronic manufacturing facility to manufacture its proprietary products and provide contract manufacturing services for others. The Company also holds as an investment 1,800,000 common shares (approximately 23.1%) of JABRA Corporation ("JABRA"). JABRA is a developer and manufacturer of communication products for desktop, mobile and wireless applications.

The address of the Company's principal executive office is 12725 Stowe Drive, Poway, California 92064 and its telephone number is (619) 679-1504. NCI's primary operating facilities are located at that address. The Company presents its consolidated financial statements in United States dollars.

HISTORY

The Company, through a predecessor corporation, was started in 1988 based on a new technology that its founder Elwood Norris had developed while researching and developing headset/microphone alternatives for NASA. The successful combination of a speaker and microphone was developed into the EarPHONE(TM) product line, now owned by JABRA.

In August 1989, the Company acquired American Surface Mounted Devices ("ASMD"), subsequently merged into NCI. This acquisition enabled the Company to become a regional full-service independent supplier of turnkey manufacturing of circuit board assemblies, systems and subsystems, to original equipment manufacturers ("OEMs") in the computer, defense, telecommunications and medical industries. Since acquiring ASMD, the Company has invested over $2.5 million in equipping a new 31,000 square foot manufacturing and administrative facility. Prior to the late fiscal 1995 launch of the first FLASHBACK technology product, a personal digital recorder, ASMD's contract manufacturing services accounted for substantially all of the Company's revenues. During the 1996 fiscal year, due to the startup of the manufacturing of the FLASHBACK recorder, the Company scaled back certain contract manufacturing services. As the Company develops and expands its FLASHBACK technology product line and develops or acquires new technologies, it is management's strategy to utilize its strong printed circuit board assembly capability to produce components by combining added-value technology with added-value manufacturing. The Company intends to aggressively refocus on the outside contract manufacturing business.

On January 15, 1993, the Company sold 300,000 common shares of JABRA stock for $750,000, and JABRA sold 500,000 newly issued common shares with warrants for $1.25 million. The Company retained 2,300,000 common shares or 74.2% of JABRA stock and the Company agreed to surrender operating control of JABRA pursuant to the stock sale agreement. On July 15, 1993, the Company sold an additional 500,000 common shares for $1.625 million and JABRA sold 1,000,000 newly issued common shares for $3.25 million. The Company's 1,800,000 common shares represented 42.8% of the outstanding shares of JABRA and as a result of the lack of operating control, the Company ceased consolidating JABRA's operations and recorded its investment on the cost basis because it no longer had significant influence over the operations of JABRA. At March 31, 1996, the Company had a zero cost basis in its 1,800,000 JABRA common shares. During fiscal 1995 and 1996, JABRA reported to the Company the sale of 1,154,671 newly issued common shares for proceeds of $4.0 million. As a result of these transactions, the Company's ownership in JABRA at March 31, 1996, represented by 1,800,000 common shares, is 23.1% (or 20.1% on a fully diluted basis). The Company has granted an option to purchase 300,000 of the JABRA common shares to CVD Financial Corporation ("CVD").

THE COMPANY'S FLASHBACK TECHNOLOGY

During 1993, the Company invented and commenced development of advanced digital recording technology that does not involve mechanical moving parts. Although various digital techniques have been adapted to sound recording and reproduction, such as compact disc players and digital tape recorders, these devices still utilize mechanical techniques for moving the storage media as well as positioning the read/write head in the case of compact discs. The Company's technology is designed to substitute all solid state electronic control for traditional mechanical functions and magnetic media. The technology developed integrates a sophisticated micro-processor based control system, digital signal processing (DSP), sophisticated digital/analog and analog/digital conversion along with advanced data compression and non-volatile storage media (Flash memory) to produce a no-moving-parts recording scheme with advanced features and capabilities.

Management believes the newly developed proprietary technology for information storage lends itself to a broad array of product applications. Through a technique of combining digital signal processing with state of the art compression algorithms and a non-volatile storage array all managed by a microcontroller, it is possible to store data without the need for magnetic media such as is presently used in audio/video tape recording equipment as well as computer hard drives and diskettes. Since there are no moving parts, there are correspondingly no motors, belts, or other control devices required. All functions associated with devices designed around this new technology can be operated by existing microprocessor control devices. The prices of various forms of storage arrays, and specifically Flash memory chips, continue to decline making more applications utilizing the Company's proprietary technology cost effective.

In addition to improved voice recorders, the Company believes the technology may have applications in a wide range of products including pagers, answering machines, telephones, compact disc quality sound recordings and for the storage of pictures and video images.

CURRENT PRODUCT

The Company's first digital recording technology product is the FLASHBACK portable digital voice recorder. The FLASHBACK is a self contained miniature hand held voice recording device with features unavailable in conventional tape recorders. In addition to standard features such as playback, recording, fast forward and reversing functions, the FLASHBACK recorder provides the ability to electronically insert, delete, or edit the content of messages/recordings, to randomly access recordings instantly and play back at high or low speed without changing voice pitch.

The FLASHBACK personal digital recorder is approximately the size of a half deck of playing cards, weighs less than 3 ounces and is ergonomically designed to fit in the palm of a user's hand. FLASHBACK has two controls (from which all major functions are controlled) plus a volume control and two LED's (Light Emitting Diode) one serving as a power indicator and the other as a record indicator. The FLASHBACK runs on two AAA batteries.

All the sound information on a FLASHBACK is stored on a removable, interchangeable, playback/recording media (SOUNDCLIP(TM)) that functions similar to a tape cassette in a conventional cassette recorder. SOUNDCLIPs are solid-state non-volatile storage devices developed by the Company. SOUNDCLIPs utilize state-of-the-art Flash memory chips as the storage medium and they retain recorded information, even in the absence of applied power. This is a major distinguishing feature of Flash memory versus traditional random access memory (RAM) chips which require constant power to retain information. Flash memory has been commercialized by Intel Corporation, from whom the Company is purchasing Flash memory chips, although other suppliers are available. Unlike recordings on tape media, information stored on a SOUNDCLIP is unaffected in the presence of magnets and magnetic fields. SOUNDCLIPs are presently available in 18 and 36 minute capacities but longer capacity SOUNDCLIPs are both feasible and planned for longer recording applications.

SOUNDCLIPs have been designed to be compatible with type II PCMCIA (Personal Computer Memory Card International Association) card slots, common to portable personal computers and Personal Digital Assistant (PDA) devices allowing the future connection between voice recordings and computers.

ADDITIONAL FLASHBACK PRODUCTS SCHEDULED FOR MARKETING IN FISCAL 1997

SOUNDLINK - Is being developed by the Company as an accessory to the FLASHBACK product, SOUNDLINK is a computer peripheral which plugs into the PC Card slot common to personal computers and Personal Digital Assistant (PDA) devices, incorporating a port for the SOUNDCLIP. SOUNDLINK allows 36 minutes of recorded information to be downloaded to the hard drive in under 2 seconds. This introduces the concept of the Voice Memo, which can be transmitted to other PCs over existing networks including the Internet. Recipients hear the original recording, including voice quality and inflection, through their computer's sound card, and by sending Voice Memos, users save nine tenths of the time it would take to type the same information. Management anticipates, in the future, as standards are established, automatic `voice to text' transcription and automatic language translation is expected to be possible which will enhance the value of voice memos.

MOBILE OFFICE PACKAGE: A bundled package consisting of FLASHBACK, SOUNDCLIP, SOUNDLINK and computer driver software on a floppy disk. Both PC (IBM compatible) and Macintosh compatible versions are expected to be available.

NORRIS FLASH FILE SYSTEM(TM) (NFFS): A developmental tool that lends itself to licensing for a broad range of technological applications. The system stores and manipulates data using a file manager API (Application Program Interface), and supports compressed voice, image or video as well as conventional file data. Norris' proprietary methods compress sound or video into digital form and structure the data specifically for Flash memory. Although Flash memory can be difficult to integrate, it is preferred to other types of solid state memory because of its large capacity, low power requirements, and internal stability. The feature-rich system was created to painlessly overcome the intricacies of dealing with Flash memory. Unlike other Flash File Systems, the Norris system can support an unlimited number of files, directories, and / or subdirectories, requiring no ATA (a hard disk standard) or portable computer (PC) Card support hardware or software. The use of Flash memory is seen by the Company as the most practical solution for storing data on removable and interchangeable modules, given that other memory technologies either require battery back-up, draw too much power, are physically too large, or are mechanically or magnetically sensitive. The NFFS is particularly well suited for use with multimedia data in a Flash memory environment, but can be adapted for use with other types of memory if desired.

MULTI-CHIP MODULE (MCM): As part of the development of FLASHBACK, the Company has developed a MCM which is expected to be marketed as a resource to system developers. The MCM contains a microprocessor, digital signal processor, firmware and software. The MCM recently became available and is offered sub-assembled in a very compact format. The MCM integrates all the basic core processing functions needed to implement a digital recording device.

PVP-2000(TM): The next generation of FLASHBACK recorder is currently under development. Management anticipates, but there can be no assurance, that the product will be ready to enter the market the first quarter of calendar 1997. In addition to the digital recording features showcased in the FLASHBACK, the PVP-2000 will incorporate a liquid crystal display (LCD) screen to display the number and length of messages, a calendar/clock function to set alarms and reminders, longer recording capacity, and a built-in pager. The PVP-2000 is also expected to link with PCs and allow downloading of recorded and received material.

MARKETS FOR THE COMPANY'S PRODUCTS AND TECHNOLOGY

BIS Strategic Decisions estimates the United States retail market for the Company's consumer products (FLASHBACK, SOUNDCLIP, SOUNDLINK, and PVP-2000) includes approximately 32 million mobile professionals, owners, managers and entrepreneurs. Of those, an estimated 71% are computer literate, 45% use electronic mail (e-mail), 27% use cellular phones, and 28% use pagers. In general, these professionals spend at least 20% of their time away from the office. They see portable technology as critical to their success. They drive the usage, purchase, and acceptance of mobile information technology among their colleagues, peers and others.

The mobile professional, along with telecommuters and professionals conducting business out of a small office or home office, are the main markets for Norris' FLASHBACK recorder and the MOBILE OFFICE PACKAGE comprising a FLASHBACK, SOUNDCLIP, and SOUNDLINK.

The OEM and Licensing market for the Company's products includes companies and individuals preparing to use Flash memory in their systems and/or products. These potential customers and partners span a number of industries including mobile telecommunications, mobile computing, office products, consumer electronics, etc. The MCM and the NFFS can be incorporated into numerous products and systems including two-way voice pagers, digital recorders, cellular in-phone answering machines or voice mail systems, set top boxes, flight data recorders, conference phone recorders, surveillance devices, and digital dictation systems,. The common factor in many of these products will be the need to store data in compressed format, while keeping it accessible and safe. Another common factor will be a standard form factor such as CompactFlash, being promoted by a number of major corporations, including Norris, SanDisk, Polaroid, Eastman Kodak, Apple, Canon, Seagate, Hewlett Packard, NEC Motorola, Matsushita and Sony, who are members of the CompactFlash Association.

The Company intends to private label its consumer products and proprietary technology to selected name-brand companies in the dictation, personal computer, consumer electronics, telecommunications, paging, and other industries.

THE MARKET AND DISTRIBUTION CHANNELS

The Company's current and planned consumer products, FLASHBACK, SOUNDCLIP, SOUNDLINK, the MOBILE OFFICE PACKAGE and PVP-2000 are sold by the Company's internal sales and marketing staff through VARs, resellers and external distributors specializing in serving the mobile computing and computer peripheral markets. While existing VARs, resellers and distributors are presently primarily in the United States, the Company has signed contracts for Asian Pacific distribution, and is seeking international distribution partners.

The Company's core technology, embodied in the NFFS and MCM, is being sold through OEM, partnership, private label and Licensing agreements prospected internally by the Company's OEM sales division. The Company's contract manufacturing services are sold by the Company's management and sales staff.

MANUFACTURING

The Company also provides contract manufacturing including component procurement, ICT (In Circuit Testing) and ASIC (Application Specific Integrated Circuit) testing, printed circuit board assembly using surface mount, custom wire-bonding, pin-through-hole technology assembly, post assembly testing, and final product packaging.

In fiscal 1995, the contract manufacturing services accounted for over 90% of the Company's consolidated revenues. However in fiscal 1996, the Company reconfigured its operations in light of the FLASHBACK developed products and significantly downsized its contract manufacturing business which contributed 18% of total consolidated revenues for fiscal 1996. Maintaining its charter as a revenue center for fiscal 1997, management is refocusing on additional outside contract manufacturing business.

During fiscal 1996, the Company utilized its contract manufacturing experience to manufacture the FLASHBACK for its own account, from parts and electronic components purchased from regular distribution channels. The Company is reliant on several sole source suppliers for several key electronic components, with only one of them produced to the Company's specifications. Reliance on sole source suppliers is not considered unusual in the electronic components industry, but the unavailability of such components could have an adverse effect on the Company's business. Although other suppliers of general components exists, additional time would be required to modify components to meet the Company's specifications. Any delays could have an adverse impact on the Company's results of operations. Delays could also result from component shortages, which are common to the electronic industry. The occurrence of any such events could have a material adverse impact on the Company's operations.

The Company plans on completing a make versus buy analysis prior to the production of each new proprietary developed product. The Company will review alternatives for contracting with other manufacturing facilities to produce its products and will select, when warranted, organizations who will provide a lower unit product cost than internal manufacturing, a secondary source of supply, and/or additional capacity.

MAJOR CUSTOMERS

During the fiscal year ended March 31, 1995, IVAC Corporation accounted for 31% of total revenues. No other customer accounted for more than 10% of revenues in fiscal 1995. For the fiscal year ended March 31, 1996, two customers The Sharper Image and The Good Guys accounted for 10% each of total revenues. The Company has not had enough FLASHBACK marketing history and experience to determine if it will be reliant on a small number of customers.

COMPETITION

There is no known competition with regard to a handheld digital voice recorder that offers the ability to download recorded sound and data information to a computer in compressed format. However, without the SoundLink device, the FLASHBACK is frequently compared to the `note taker' type of products which offer limited recording capabilities and feature sets. The Mobile Office Package will be competing with companies that sell traditional dictation/transcription devices. The success of the products will depend greatly on how the end user plans to utilize the product or technology. The Company maintains a clear advantage in its solid state removable recording technology. If the product is to be utilized for sending voice messages across the Internet, there is no currently competitive product.

The Company further believes its existing know-how, issued contracts, present pending patent applications, customized components, existing copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling it to compete successfully.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies. Although the Company believes it has a technological advantage at the present time, there can be no assurance that it can successfully exploit or maintain this technological advantage in the future.

PATENTS, TRADENAMES AND COPYRIGHTS

The Company owns one patent protecting its products. The Company has applied for additional multiple pending patent applications with multiple claims on innovations in audio and other forms of recording. The Company's software is subject to copyrights and pending patent applications. The patent position of any item for which the Company has filed a patent application is uncertain and may involve complex legal and factual issues. Although the Company is currently prosecuting multiple patent and trademark applications with the U.S. Patent and Trademark Office and also has filed certain international patent applications corresponding to its U.S. patent applications, the Company does not know whether any of its applications will result in the issuance of patents, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required would be available on reasonable terms. Further there can be no assurance that any unpatented manufacture, use, or sale of the Company's technology or products will not infringe on patents or proprietary rights of others. The Company however has made reasonable efforts in the design and development of its products not to infringe on other patents.

The Company also relies on trade secret laws for protection of its intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can protect its rights to unpatented trade secrets.

The Company also has filed a number of trademark applications with the U.S. Patent and Trademark Office. The Company has received notification of allowance from the United States Patent Office for use of FLASHBACK as a registered tradename. The Company believes the trademark on FLASHBACK to be significant to its operations and the loss or infringement of the name could have an adverse impact on operations.

The Company intends to make every reasonable effort to protect its proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by the Company and not use any of the Company's innovative and novel solutions to the many technical obstacles involved in portable recording using Flash memory.

EMPLOYEES

As of June 19, 1996, the Company, through its wholly owned subsidiary NCI, employed approximately 49 full-time employees of which 26 were production, 10 were sales/customer service, 5 were research and development, 5 were accounting/MIS and 3 were administrative officers. None of the Company's employees are represented by a labor union, and the Company is not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.

GOVERNMENT REGULATION

The Company's manufacturing operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters and there can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure or injury or claims of injury by employees or the public. Some risk of costs and liabilities related to these matters are inherent in the Company's business, as with many similar businesses. Management believes its business is operated in substantial compliance with applicable environmental, waste management, health and safety regulations, the violation of which could have a material adverse effect on the Company. In the event of violation, these requirements provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified or more stringent requirements or enforcement policies could be adopted which could adversely affect the Company.

RESEARCH AND DEVELOPMENT COSTS

For the years ended March 31, 1996 and 1995, the Company spent $1,048,500 and $1,897,000, respectively, on research and development. The Company anticipates it will continue to devote substantial resources to research and development activities.

INVESTMENT IN JABRA

The Company owns 1,800,000 common shares of JABRA representing 23.1% ownership (20.1% on a fully diluted basis). The Company exercises no significant influence over the operations of JABRA. The Company has granted an option to purchase 300,000 of the JABRA common shares to CVD Financial Corporation ("CVD").

JABRA is a private company engaged in developing, manufacturing and marketing cellular, desktop, mobile and wireless communications products. JABRA's principal technology is the patented "all-in-the-ear" EarPHONE technology originally conceived and developed by the Company when JABRA was a wholly owned subsidiary.

As a minority shareholder in JABRA, which has reported operating losses since its inception, there can be no assurance as to when or if the Company's remaining shares can produce any financial return to the Company. The Company's investment in JABRA shares is carried on its balance sheet at a cost of nil.

MISCELLANEOUS

No material portion of the Company's business is subject, at the election of the United States government, to renegotiation or termination of contracts or subcontracts.

Compliance with federal, state and local provisions enacted or adopted regulating the discharge of materials into the environment, or otherwise related to the protection of the environment, has not had and is not expected to have material effect on the Company's capital expenditures, earnings and competitive position.

The Company does not have, and has not had in any of its last three fiscal years, any significant export sales or operations outside the United States.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 31,000 square feet of office and manufacturing space, located at 12725 Stowe Drive in Poway, California. This facility was occupied in late December of 1992. The lease expires in 2002.

The Company also leases its former operating facility comprising approximately 10,800 square feet at 12800 Brookprinter Place, Poway, California. The lease expires on January 1, 1998. The Company is subletting the facility on a month to month basis to American Technology Corporation (a company 36% owned by Mr. Norris). The Company believes that the sublease terms are no less favorable than could be obtained from an independent and unaffiliated party.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth fiscal quarter ended March 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) (symbol NORRF) since April 6, 1993. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock, as reported by NASDAQ, for the quarters presented. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns, and commissions.

                                             (Stated in United States dollars per share)
                                                    High                      Low
Fiscal year ended March 31, 1995
                    First quarter                   4 1/2                     3 1/8
                    Second quarter                  3 7/8                     3
                    Third quarter                   3 1/2                     2 1/8
                    Fourth quarter                  3 3/4                     2 1/2
Fiscal year ended March 31, 1996
                    First quarter                   3 5/8                     1 9/16
                    Second quarter                  2 3/8                     1 1/4
                    Third quarter                   2 3/32                      7/8
                    Fourth quarter                  1 15/16                   1

At June 19, 1996, there were 22,023,013 shares of Common Stock outstanding, which were held by approximately 319 shareholders of record.

The Company has never paid any dividends to its common stock shareholders. Future cash dividends or special payments of cash, stock or other distributions, if any, will be dependent upon the Company's earnings, financial condition and other relevant factors. The Board of Directors does not intend to pay or declare any dividends in the foreseeable future, but instead intends to have the Company retain all earnings, if any, for use in the Company's business.

There are currently no governmental laws, decrees or regulations that restrict the export or import of capital out of or into Canada, nor are there foreign exchange controls or other governmental laws, decrees or regulations affecting or restricting the remittance of dividends or other payments to non-resident holders of the common shares.

Any dividends paid by the Company on the common shares owned by residents of the United States would be subject to a Canadian withholding tax at a rate equal to a maximum of 15% of the dividend paid.

Generally, the disposition by a non-resident shareholder of capital stock in a Canadian public corporation is not subject to Canadian income tax. Where, however, a non-resident shareholder, or persons whom the non-resident shareholder does not deal at arm's length with, or the non-resident shareholder and persons whom he does not deal at arm's length with, owned at any time during a 5 year period immediately preceding the disposition, not less than 25% of the issued shares of any class of the capital stock of the Company, the shares so disposed of will constitute taxable Canadian property. In general, a disposition of shares that constitute taxable Canadian property will be subject to the rules relating to the disposition of a common share for residents of Canada. The existing tax treaty between the United States and Canada essentially calls for taxation of stockholders by the stockholder's country of residence. In those instances in which a tax may be assessed by the other country, a corresponding credit against the tax owed in the country of residence is normally available.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Prior to the introduction of the FLASHBACK recorder in December 1994, the revenues of the Company were generated by contract manufacturing. Contract manufacturing accounted for over 90% of total revenues in fiscal 1995 compared to 18% of total revenues in fiscal 1996. As a result of the reduction of outside contract manufacturing services, the reconfiguration of manufacturing to accommodate the production of FLASHBACK proprietary products, i.e. FLASHBACK and accessories, the sale of FLASHBACK products accounted for the majority of revenues for the fiscal year ended March 31, 1996. As a result of the significant change in the source of revenue, comparisons to prior results is less meaningful and prior results are not necessarily indicative of future results.

The Company has incurred operating losses in seven of its past eight years and these losses have been material. The Company incurred an operating loss of $8.3 million in fiscal 1996. This resulted from the development and launch of the FLASHBACK and losses incurred in reducing contract manufacturing operations in preparation of FLASHBACK production. Since future results are primarily dependent on proprietary product (FLASHBACK and new products scheduled for introduction) results, the Company's losses are expected to continue until such time as the Company is able to manufacture and sell quantities of proprietary products at sufficient margins to cover fixed costs of operations. Should the Company be unable to accomplish the foregoing and operate profitably, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Since the Company utilizes its own facility and equipment for the manufacture of proprietary products, gross margins are especially dependent upon sales volumes as a result of a substantial fixed manufacturing overhead. The Company estimates that its monthly fixed cash operating costs approximate $400,000 per month. At low sales volumes it is unlikely that positive gross margins from proprietary products can be achieved, however at higher volumes the allocation of fixed costs over more sales can result in increasing gross margins. Accordingly, the Company anticipates variances in gross margins from quarter to quarter in future quarters as production is still in the early stages and product sales volumes can vary as the various distribution channels are launched and as a result of seasonal and other factors associated with the sale of consumer electronic products.

Sales of and demand for the Company's FLASHBACK recorder have not met management's expectations due to a variety of factors including competitive pressure in the portable recording industry and insufficient financial resources to differentiate the product from competitors. The Company has responded by changing distribution channel emphasis to the high end business markets, by less reliance on outside sales representatives (through the hiring of a director of sales and marketing) and by educating retailers and customers on the differences between FLASHBACK and less expensive memo recorders. The scheduled introduction of the Company's SOUNDLINK computer peripheral in the second fiscal 1997 quarter is expected to open new channels of distribution and further differentiate the Company's product offerings. Sales are expected to be subject to significant month to month variability resulting from the limited market penetration achieved to date, the impact of new product introductions and the seasonal nature of demand for consumer electronic products. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by marketing and advertising expenditures, product positioning in retail outlets, technological developments and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and limited financial resources.

On November 10, 1995, the Company announced an original equipment manufacturer
(OEM) sales division had been created to meet the demand for the FLASHBACK technology. The three goals are to (1) license the microprocessor and software,
(2) design and manufacture custom products, and (3) offer private label branding of current Company products. Also, the Company announced the availability of the NFFS as a development tool for individuals and companies preparing to use Flash memory in their systems and/or products. The Company anticipates, but there can be no assurance, that OEM revenues will become a significant component of future revenues of the Company.

Results of Operations

For the fiscal year ended March 31, 1996, the Company reported revenues of $1.3 million, 76% less than revenues of $5.6 million for fiscal 1995. The decrease in revenues is due to FLASHBACK sales not meeting expectations and not achieving sales levels comparable to prior contract manufacturing revenues. Fiscal 1996 revenues are primarily from sales of FLASHBACK. Fiscal 1995 revenues were primarily from the operations of the contract manufacturing business. A substantial portion of the Company's FLASHBACK revenues have been derived from a limited number of customers. The loss of certain large customers or a decline in the economic prospects of such customers would have a further adverse effect on the Company.

For fiscal 1996, the Company reported a gross loss of $3.1 million or 232% of revenues, as compared to a gross loss of $1.1 million or 20% for fiscal 1995. The decrease in gross profit in fiscal 1996 was due to the Company's reduction of contract manufacturing and minimal sales of the FLASHBACK while fixed manufacturing overhead related to cost of sales plus the cost of product exceeded the revenues generated by sales of FLASHBACK. Also in the first quarter of fiscal 1996 cost of sales included $980,000 representing the cost of 7,000 discontinued FLASHBACK units sold to Active Media Services, Inc., an independent media trading firm. These units were sold in exchange for $1,172,500 of media trade credits and 50% of the cash proceeds realized on the ultimate sale of the units. The Company recognized no prepaid asset nor any revenue in connection with the trade credits since their use requires certain matching cash payments and the Company's ability to continue as a going concern is in substantial doubt. In addition, the amount of cash to be received on the ultimate sale of the units can not be reasonable estimated. Accordingly, the Company intends to recognize future revenue from the trade credits only when ascertainable economic value is realized from their use or cash proceeds are received from the ultimate sale of the units.

During fiscal 1995, the contract manufacturing operation experienced high manufacturing costs due to FLASHBACK startup costs, low margin turnkey and consignment orders and an increased mix of through-hole printed circuit boards which required more hand placement of components (which increased labor costs with no corresponding increase in revenues). In fiscal 1996, the Company reconfigured its operations in light of the FLASHBACK developed products and significantly downsized its contract manufacturing business. The Company expects to report gross losses until product sales and/or margins improve sufficiently to cover manufacturing overhead. The Company's strategies to produce positive margins includes increasing volume of existing products and adding new products, improving pricing, reducing manufacturing costs, obtaining additional contract manufacturing business, and obtaining new revenues from the OEM division. There can be no assurance the Company can achieve positive gross margins.

Total operating expenses (including research and related expenditures, selling and administrative and interest expense less interest income) were $4.9 million for the fiscal year ended March 31, 1996 as compared to $5.9 million for fiscal 1995. Operating expenses for the fiscal year 1996 decreased by $1.0 million primarily due to a concerted effort to reduce expenses, while manufacturing and selling the FLASHBACK. The material changes and reasons for the changes from fiscal 1996 compared to fiscal 1995 were: a decrease in legal fees and settlements of $263,000 (the decrease was due to a reduction of settlements and legal fees being paid in the current fiscal year), a decrease in salaries of $100,000 (the Company reduced staffing due to financial constraints), a decrease in finders fees of $130,000 (a large line of credit was established in the prior year where a finders fee was paid), a decrease in public relations of $60,000 (the Company has reduced outside public relations internally assuming many of these duties), and a reduction of other advertising, promotions and trade show expenses of $80,000 (associated with the prior year new product launch), offset by an increase associated with a $120,000 refinancing fee on the convertible note. Research and development costs (associated with new product development) were $1 million for fiscal 1996, as compared to $1.9 million for fiscal 1995 which included intensive FLASHBACK development costs. The research and development associated with new products, although subject to quarterly variations, are expected to continue at current levels.

In August 1989, the Company acquired ASMD which provided the contract manufacturing operations. In light of the Company's decision to significantly downsize manufacturing operations during fiscal 1996, the impairment of the remaining goodwill associated with the purchase of ASMD was determined by the Company to be in question and the Company subsequently wrote off the unamortized balance of $0.2 million in March 1996.

The Company reported an operating loss of $8.3 million for fiscal 1996, as compared to an operating loss of $7.1 million for fiscal 1995.

Liquidity and Capital Resources

At March 31, 1996, the Company had working capital of $1.1 million, compared to working capital of $1.7 million at March 31, 1995. The Company had approximately $3.2 million of working capital invested in inventories at March 31, 1996, compared to approximately $2.7 million at March 31, 1995 with the increase due to FLASHBACK components. The decrease in working capital is a result of the Company's continuing losses which consumed working capital during the period. The Company exhausted its available credit under its credit line which was converted to a fixed note, as discussed below. Approximately $6 million in cash was used in operating activities by the Company for the year ended March 31, 1996. The Company's current cash position is insufficient to enable the Company to meet either its obligations to creditors or its on-going expenses beyond approximately three months.

On October 17, 1995, the Company executed a Loan Modification Agreement with CVD Financial Corporation ("CVD"), regarding a line of credit. The Loan Modification Agreement, which had an effective date of August 1, 1995, provided for (i) the extension of the maturity date of the loan (the "Loan") to January 31, 1996,
(ii) a reduction in the interest rate charged by CVD from prime rate plus seven percent (7%) to prime rate plus two percent (2%), (iii) the waiver by CVD of certain events of default which had occurred, (iv) the issuance of 75,000 shares of the Company's common stock, to CVD, (v) the issuance of a new warrant to CVD to purchase 200,000 shares of Common Stock at $2.00 per share, (vi) the repricing of existing warrants to purchase 450,000 shares of Common Stock to $1.75 per share, (vii) the issuance of an option to acquire up to 300,000 shares of JABRA Corporation ("JABRA") common stock at a price of $1.50 per share,
(viii) the grant of certain conversion rights to CVD to enable CVD to convert at anytime prior to repayment all or any portion of the outstanding principal balance of the Loan (including accrued but unpaid interest) into shares of Common Stock at the lesser of (a) $1.50 per share or (b) following the occurrence of an event of default, the higher of $1.00 per share and the average closing price for the 20 days preceding the date of notice of an event of default, and (ix) in the event CVD becomes the holder of not less than 1,000,000 shares of Common Stock, to nominate and appoint one director to the Company's board of directors. Substantially all of the assets of the Company and its subsidiary (including JABRA shares) are pledged to CVD as collateral for the amounts loaned and the Company is prohibited from incurring additional indebtedness without CVD's prior consent. In addition, as a result of the Loan Modification Agreement, the loan is now non-revolving (i.e. no additional funds may be borrowed prior to maturity) and 50% of the net proceeds from any equity financing must be used to pre-pay the loan.

On October 17, 1995, the Company paid CVD $429,000, reducing the outstanding principal balance of the note to $2,703,646. On January 8, 1996, the Company made an additional $518,100 principal payment on the note. On February 1, 1996 the Company obtained an extension of the convertible note to April 30, 1996 in consideration of an extension fee of $33,155 which was added to the principal balance of the note. On April 10, 1996 the Company made another principal payment of $766,667 on the note reducing the balance to $1,418,879 and obtained an additional extension of the convertible note to October 31, 1996.

In March 1996, the Company obtained $3 million from a convertible debt financing, and used the proceeds to make an additional principal payment to the CVD convertible note as well as provide short-term working capital. In June 1996, the Company obtained $2.4 million in funds from a private placement of securities and used the proceeds for a $1.1 million principal payment on the CVD convertible note (reducing the outstanding balance to approximately $0.3 million) with the balance allocated for working capital.

The Company will require additional capital (and a replacement or refinancing of the balance of the CVD note) within the next three months to meet its debts as they become due and to continue as a going concern. The Company will also require additional working capital to finance production and sales of its proprietary products. Successful commercialization of proprietary products and the introduction of the SOUNDLINK will require additional working capital. The Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $3.5 million (in addition to the $1.4 million required to refinance the CVD note) to continue operating for the next twelve months without any contribution from operations. The existing business may be able to generate some of the additional $3.5 million required depending on proprietary product results, success in obtaining contract manufacturing business and the ability of the OEM division to generate revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for additional capital and refinancing of existing debt. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to refinance existing debt or raise additional funds could have a material adverse effect on the Company and could force the Company to reduce or curtail operations.

The Company may, from time to time, seek additional funds through additional lines of credit, public or private debt or equity financing. The Company might require additional capital to finance future developments, new products, production, marketing, acquisitions or extraordinary expansion of facilities in accordance with its business strategy. There can be no assurances that additional capital will be available when needed.

Changes in Cash

For the fiscal year ended March 31, 1996, net cash decreased $0.4 million. Cash used in operating activities was $6.0 million. Major components using cash were a net loss of $8.3 million, and an increase in inventory of $0.6 million. The increase in inventory resulted from a build-up of finished goods and raw materials. Major components providing cash were an increase in accounts payable of $1.3 million, depreciation and amortization (including the write-off the unamortized balance of goodwill) of $0.8 million and the reduction of trade payables, other liabilities and loans of $0.4 million through issuance of stock. The major components of cash provided by financing activities were proceeds from issuance of shares of $3.5 million and proceeds of $3.0 million from issuance of convertible notes payable.

Future Commitments and Financial Resources

The Company's future commitments are related to its capital and operating leases (see footnote 12 to the consolidated financial statements). These commitments are included in the cash requirements. The Company is currently in arrears and in breach of payment obligations totaling $.5 million for a capital lease. The Company, however, has not received notice of default from the lessor and is discussing with the lessor various financing alternatives.

The Company is committed to purchase orders providing for the future delivery of components in accordance with production schedules. Generally, these orders may be canceled or extended should production schedules change, however, purchase orders for customized components often involve vendors less willing to cancel purchase orders although generally open to extensions or modifications which are common to the industry. Since the Company's production schedules have been extended, should production be further curtailed or cease, then the Company could become liable for outstanding purchase orders and the liability could be material.

If in the future, operations of the Company increase significantly, the Company may require additional funds. The Company might also require additional capital to finance future developments, acquisitions or extraordinary expansion of facilities. The Company currently has no plans, arrangements or understanding regarding any acquisitions.

Possible Inability to Continue as a Going Concern

The Company has suffered recurring losses from operations. This factor, in combination with (i) the Company's exhaustion of its credit line which was converted to a note, (ii) the Company's prior reliance upon debt to fund the continuing, increasing losses from operations and cash flow deficits, (iii) substantial inventory buildup during fiscal 1995 and fiscal 1996 consisting of raw materials, components and finished product to be utilized in the manufacture and sale of its FLASHBACK product and material decline in inventory turnover,
(iv) materially increased net losses and cash flow deficits from operations during fiscal 1995 and fiscal 1996 and (v) the likelihood that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

INFLATION

Inflation has not had any significant impact on the Company's business.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference from the definitive proxy statement which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the close of the fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the definitive proxy statement which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the close of the fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the definitive proxy statement which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the close of the fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the definitive proxy statement which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of the close of the fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by the Company as indicated below.

Exhibit
Number                        Description of Exhibit
- - ------                        ----------------------

3.1 Articles and Certificate of Continuance of Norris Communications Corp. (Yukon) filed as Exhibit 3.1 to the Company's 1995 Form 10-KSB.

3.2 Bylaws of Norris Communications Corp. (Yukon) filed as Exhibit 3.1 to the Company's 1995 Form 10-KSB.

4.1      Exhibit 3.1 is incorporated by reference.

4.2      Exhibit 3.2 is incorporated by reference.

4.3 Stock Purchase Warrant for 33,750 Common Shares between the Company and Cruttenden & Co., Inc. dated July 15, 1994 and filed as Exhibit 4.3 to the Company's 1995 Form 10-KSB.

4.4 Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as Exhibit
         4.4 to the Company's 1995 Form 10-KSB.

4.4.1 First Amendment to Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated November 14, 1994 and filed as Exhibit 4.4.1 to the Company's' 1995 Form 10-KSB.

4.5 Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as Exhibit
         4.5 to the Company's 1995 Form 10-KSB.

4.5.1 First Amendment to Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated November 14, 1994 and filed as Exhibit 4.5.1 to the Company's 1995 Form 10-KSB.

4.6 Warrant Agreement for 82,100 Common Shares between the Company and Comdisco, Inc. dated as of August 15, 1994 and filed as Exhibit 4.6 to the Company's 1995 Form 10-KSB.

4.7 Warrant Agreement No. 1 for 106,986 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 1, 1995 and filed as
         Exhibit 4.7 to the Company's 1995 Form 10-KSB.

4.7.1 Warrant Agreement No. 2 for 87,300 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 17, 1995 and filed as
         Exhibit 4.7.1 to the Company's 1995 Form 10-KSB.

4.7.2 Warrant Agreement No. 3 for 714 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 20, 1995 and filed as
         Exhibit 4.7.2 to the Company's 1995 Form 10-KSB.

4.8 Warrant Agreement for 115,000 Common Shares between the Company and Cruttenden & Co., Inc. dated February 10, 1994 and filed as Exhibit 4.8 to the Company's 1995 Form 10-KSB.

4.9 Form of 7% Convertible Note dated March 25, 1996 and due March 25, 1999 for an aggregate of $3,000,000 issued to a total of six investors and filed as Exhibit 4.9 to the Company's Form 8-K dated April 5, 1996.

4.10 Warrant Agreement for 129,230 Common Shares between the Company and First Bermuda Securities Ltd. dated March 25, 1996 and filed as Exhibit
         4.10 to the Company's Form 8-K dated April 5, 1996.

*4.11 Form of Warrant Agreement dated June 7, 1996 for an aggregate off $805,900 issued to a total of five investors.

10.1 Share Exchange Agreement among the Company, Norcom Communications Corporation, and American Technology Corporation, dated for reference March 23, 1988, and filed as Exhibit 2.1 to the Company's 1992 Form 10

10.1.1 Amendment of Agreement among the Company, Norcom Communications Corporation, and American Technology Corporation, dated for reference March 23, 1988 and filed as Exhibit 2.1.1 to the Company's 1992 Form 10.

10.2 Plan and Agreement of Reorganization among the Company, American Surface Mounted Devices, Inc. and ASMD, Inc., dated August 11, 1989 and filed as Exhibit 2.2 to the Company's 1992 Form 10.

10.3 Plan and Agreement of Reorganization among the Company, Sage Microsystems, Inc. and Sage Micro, Inc. dated November 7, 1991 and filed as Exhibit 2.3 to the Company's 1992 Form 10.

10.4 Plan and Agreement of Reorganization among the Company, C.A.D. Co. Engineering, Inc. and CADCO Design Group, Inc., dated June 1, 1992 and filed as Exhibit 2.4 to the Company's 1992 Form 10.

10.5 Loan Agreement between CVD Financial Corporation and the Company and its Subsidiaries dated July 15, 1994 and filed as Exhibit 10.5 to the Company's 1995 Form 10-KSB.

10.5.1 Loan Modification Agreement between CVD Financial Corporation and the Company and its Subsidiaries dated November 14, 1994 and filed as
         Exhibit 10.5.1 to the Company's 1995 Form 10-KSB.

10.5.2   Loan Modification Agreement, dated as of August 1, 1995 and filed as
         Exhibit 10.5.2 to the Company's 1995 Form 8-K.

10.5.3   Amended and Restated Promissory Note, dated August 1, 1995 and filed as
         Exhibit 10.5.3 to the Company's Form 8-K dated October 27, 1995.

10.5.4 Second Amendment to Stock Purchase Warrant (for 150,000 shares), dated August 1, 1995 and filed as Exhibit 10.5.4 to the Company's Form 8-K dated October 27, 1995.

10.5.5 Second Amendment to Stock Purchase Warrant (for 300,000 shares), dated August 1, 1995 and filed as Exhibit 10.5.5 to the Company's Form 8-K dated October 27, 1995.

10.5.6 Stock Purchase Warrant (for 200,000 shares) dated August 1, 1995 and filed as Exhibit 10.5.6 to the Company's Form 8-K dated October 27, 1995.

10.5.7 Amended and Restated Stock Pledge and Option Agreement (for 300,000 shares of JABRA), dated August 1, 1995 and filed as Exhibit 10.5.7 to the Company's 8-K dated October 27, 1995.

10.5.8 Loan Modification Agreement between the Company and CVD Financial Corporation dated February 1, 1996 and filed as Exhibit 10.5.8 to the Company's 1995 Form 10-QSB.

10.5.9 Amended and Restated Promissory Note between the Company and CVD Financial Corporation dated February 1, 1996 and filed as Exhibit
         10.5.9 to the Company's 1995 Form 10-QSB.

10.5.10 Loan Modification Agreement between CVD Financial Corporation and the Company and its subsidiary dated as of April 1, 1996 and filed as
         Exhibit 10.5.10 to the Company's Form 8-K dated April 11, 1996.

10.6 Technology Transfer Agreement among the Company, American Technology Corporation, Elwood G. Norris and Norcom Electronics Corporation dated January 25, 1988 and filed as Exhibit 10.8 to the Company's 1992 Form 10.

10.6.1 Assignment Agreement among American Technology Corporation, Norcom Electronics Corporation, Norcom Communications Corporation and Elwood
         G. Norris dated March 22, 1988 and filed as Exhibit 10.8.1 to the Company's 1992 Form 10.

10.7 Master Lease Agreement between Comdisco, Inc. and American Surface Mounted Devices, Inc. dated as of August 15, 1994 and filed as Exhibit
         10.7 to the Company's 1995 Form 10-KSB.

10.8 Agreement and Plan of Reorganization by and among the Company, Norcom Communications Corporation and JABRA Corporation dated January 15, 1993 and filed as Exhibit 10.8 to the Company's 1993 Form 10-K.

10.8.2 Amendment No. 1 to Agreement and Plan of Reorganization by and among the Company, Norcom Communications Corporation and JABRA Corporation dated May 28, 1993 and filed as Exhibit 10.8.2 to the Company's 1993 Form 10-K.

10.9 Stock Option Plan adopted by the Company on August 21, 1992 ("1992 Plan") filed as Exhibit 10.10 to the Company's 1992 Form 10.

10.10 Stock Option Plan adopted by the Company on September 29, 1994 ("1994 Plan") and filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB.

10.11 Plan and Agreement of Reorganization by merger of American Surface Mounted Devices, Inc. with and into Comp General Corporation under the name of Norris Communications, Inc. dated April 1, 1995 and filed as
         Exhibit 10.11 to the Company's 1995 10-KSB.

10.12 Lease Agreement between the Company and Pomerado Properties dated August 17, 1989 and filed as Exhibit 10.12 to the Company's Form 10.

10.13 Lease Agreement between the Company and Pomerado Properties dated July 2, 1992 and filed as Exhibit 10.13 to the Company's Form 10.

10.14 Letter Agreement between the Company and Homer H. Lesihau, dated February 3, 1993 and filed as Exhibit 10.17 to the Company's 1993 Form 10-K.

10.14.1 Amending Agreement to Letter Agreement Dated February 3, 1993 between the Company and Homer H. Lesihau, dated April 29, 1993 and filed as
         Exhibit 10.17.1 to the Company's 1993 Form 10-K.

10.16 Financial Advisory Agreement dated August 21, 1995 between Auerbach, Pollack & Richardson, Inc. and the Company and filed as Exhibit 10.16 to the Company's Form 8-K dated November 13, 1995.

10.17 Norris Communications Corp. and Auerback, Pollack & Richardson, Inc. Placement Agent's Warrant Agreement filed as Exhibit 10.17 to the Company's Form 8-K dated November 13, 1995.

10.18 Warrant Certificate Issued to Auerbach, Pollak & Richardson, Inc. and filed as Exhibit 10.18 to the Company's Form 8-K dated November 13, 1995.

*10.18.1 Release and Termination of Right of First Refusal and Amendment to
         Warrant between the Company and Auerbach, Pollak & Richardson, Inc. dated May 13, 1996.

10.19 Registration Rights Agreement between Auerbach, Pollak & Richardson, Inc. and the Company, filed as Exhibit 10.19 to the Company's Form 8-K dated November 13, 1995.

*10.20 Employment Agreement dated September 12, 1995 between the Company and Elwood G. Norris.

*10.21 Employment Agreement dated September 8, 1995 between the Company and Robert Putnam.

*10.22 Employment Agreement dated August 1, 1995 between the Company and R. Gorden. Root.

*10.23 Employment Agreement dated January 11, 1996 between the Company and Peter W. Gorrie.

*10.24 Placement Agreement dated April 16, 1996 between the Company and Iacocca Capital Partners, L.P. and the Company.

*10.25 Form of Registration Rights Agreement effective June 7, 1996 between 11 Investors and the Company aggregating $1,694,100.

*11.1    Statement re computation of per share earnings.

*21.1    List of subsidiaries.

*23.1    Consent of Ernst & Young, Independent Accountants.

*27.1    Financial Data Schedule.

                  * Filed concurrently herewith.

(b)      REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended March 31, 1996.

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF THE COMPANY                                        PAGE
Auditors' Report                                                           F-1
Comments by Auditors for U.S. Readers on Canada-U.S.
   Reporting Conflict                                                      F-1
Consolidated Balance Sheets as of March 31, 1996                           F-2
  and 1995
Consolidated Statements of Operations for the years                        F-3
  ended March 31, 1996 and 1995
Consolidated Statements of Stockholders' Equity (Deficiency) for           F-4
  the years ended March 31, 1996 and 1995
Consolidated Statements of Cash Flows for the years                        F-5
  ended March 31, 1996 and 1995
Notes to Consolidated Financial Statements                                 F-6

                                AUDITORS' REPORT



To the Shareholders of
NORRIS COMMUNICATIONS CORP.

We have audited the consolidated balance sheets of NORRIS COMMUNICATIONS CORP. as at March 31, 1996 and 1995 and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at March 31, 1996 and 1995 and the results of its operations and the changes in its financial position for the years then ended in accordance with accounting principles generally accepted in the United States.


Vancouver, Canada,
May 24, 1996 (except as to                                   /s/ ERNST & YOUNG
Note 16[b] which is as of June 7, 1996).                 Chartered Accountants


                    COMMENTS BY AUDITORS FOR U.S. READERS ON
                        CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by a significant uncertainty such as that referred to in the attached consolidated balance sheets as at March 31, 1996 and 1995 and as described in Note 1 to the consolidated financial statements. Our report to the shareholders dated May 24, 1996 (except as to Note 16[b] which is as of June 7, 1996) is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the consolidated financial statements.


Vancouver, Canada,
May 24, 1996 (except as to                                   /s/ ERNST & YOUNG
Note 16[b] which is as of June 7, 1996).                 Chartered Accountants

NORRIS COMMUNICATIONS CORP.
Continued under the laws of the Yukon Territory, Canada

                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)

<CATION>

As at March 31

                                                                   1996             1995
                                                                    $                $
- - ---------------------------------------------------------------------------------------------
ASSETS [note 9]
CURRENT
Cash and temporary cash investments                             2,843,540          3,291,203
Accounts receivable, less allowance for doubtful
  accounts of $11,647 and $210,000, respectively                   94,619            152,673
Inventory [note 6]                                              3,243,245          2,663,403
Prepaid expenses and other                                        226,436            396,644
- - ----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            6,407,840          6,503,923
- - ----------------------------------------------------------------------------------------------
Property and equipment [note 7]                                 1,359,791          1,742,796
Purchased goodwill, net of accumulated amortization of
  $427,965 and $309,646, respectively                                  --            354,955
Other intangible assets, net of accumulated amortization
  of $24,846 and $17,451, respectively                             49,513             56,958
- - ----------------------------------------------------------------------------------------------
                                                                7,817,144          8,658,632
==============================================================================================

LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Demand loan payable [note 9]                                    2,185,546          3,000,000
Accounts payable, trade                                         2,554,209          1,234,574
Other accounts payable and accrued liabilities                    443,225            410,539
Current portion of capital lease obligations [note 12]            168,831            193,229
- - ----------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                       5,351,811          4,838,342
- - ----------------------------------------------------------------------------------------------
Convertible notes payable [note 13]                             3,000,000                 --
- - ----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               8,351,811          4,838,342
- - ----------------------------------------------------------------------------------------------
Commitments and contingencies [notes 1 and 12]
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, no par value, authorized 30,000,000 and
  20,000,000 shares, respectively; 15,103,703 and 11,616,814
  shares outstanding, respectively [notes 11, 13 and 16]       21,762,337         17,849,751
Contributed surplus                                             1,592,316          1,592,316
Accumulated deficit                                           (23,889,320)       (15,621,777)
- - ----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                          (534,667)         3,820,290
- - ----------------------------------------------------------------------------------------------
                                                                7,817,144          8,658,632
==============================================================================================

See accompanying notes

On behalf of the Board:

                        Director                Director

NORRIS COMMUNICATIONS CORP.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)


Year ended March 31

<CATION>

As at March 31

                                                                   1996             1995
                                                                    $                $
- - ---------------------------------------------------------------------------------------------
REVENUES [note 14]                                              1,328,502         5,593,081
Cost of sales [note 14]                                         4,413,814         6,729,320
- - ---------------------------------------------------------------------------------------------
Gross profit (loss)                                            (3,085,312)       (1,136,239)
- - ---------------------------------------------------------------------------------------------

OPERATING EXPENSE (INCOME)
Selling and administrative                                      3,574,597         3,737,704
Research and related expenditures                               1,048,540         1,896,809
Interest expense                                                  356,429           320,257
Interest income                                                   (33,971)          (17,203)
Write-down of purchased goodwill                                  236,636                --
Write-down of intangible assets [note 15]                              --            68,550
- - ---------------------------------------------------------------------------------------------
                                                                5,182,231         6,006,117
- - ---------------------------------------------------------------------------------------------
Operating loss                                                 (8,267,543)       (7,142,356)
Provision for income taxes [note 10]                                   --                --
- - ---------------------------------------------------------------------------------------------
LOSS FOR THE YEAR                                              (8,267,543)       (7,142,356)
=============================================================================================

LOSS PER SHARE                                                       (.63)             (.88)
=============================================================================================

See accompanying notes

NORRIS COMMUNICATIONS CORP.

                           CONSOLIDATED STATEMENTS OF
                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (EXPRESSED IN U.S. DOLLARS)

Year ended March 31


                                                                 Common stock
                                                       -------------------------------          Contributed     Accumulated
                                                         Shares               Amount              surplus         deficit
                                                            #                    $                   $               $
- - ----------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1994                                 7,696,814        10,781,155            1,592,316       (8,479,421)
Stock issued under stock option plan                       20,000            40,900                   --               --
Issuance of common stock                                3,900,000         7,027,696                   --               --
Loss for the year                                              --                --                   --       (7,142,356)
- - ----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                                11,616,814        17,849,751            1,592,316      (15,621,777)
Stock issued as compensation expense                       13,333            20,000                   --               --
Stock issued under stock option plan                       15,000            30,303                   --               --
Stock issued as payment for refinancing fee (note 9)       75,000           101,250                   --               --
Stock issued as payment for professional services
  rendered                                                215,842           319,498                   --               --
Issuance of common stock                                3,167,714         3,441,535                   --               --
Loss for the year                                              --                --                   --       (8,267,543)
- - ----------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                                15,103,703        21,762,337            1,592,316      (23,889,320)
============================================================================================================================


See accompanying notes

NORRIS COMMUNICATIONS CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)


Year ended March 31


                                                                                                   1996            1995
                                                                                                     $               $
- - ----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                                                               (8,267,543)     (7,142,356)
Adjustments to reconcile loss to net cash used by operating activities:
  Depreciation and amortization                                                                    524,399         596,327
  Loss on disposal of property and equipment                                                        38,550         126,032
  Write-down of intangible assets                                                                       --          68,550
  Write-down of purchased goodwill                                                                 236,636              --
  Professional services paid by issuance of common stock                                           319,498              --
  Refinancing fee paid by issuance of common stock                                                 101,250              --
  Compensation paid by issuance of common stock                                                     20,000              --
Changes in assets and liabilities:
  Accounts receivable                                                                               58,054         431,895
  Inventory                                                                                       (579,842)     (2,077,320)
  Prepaid expenses and other                                                                       170,208        (328,579)
  Accounts payable, trade                                                                        1,319,635         338,931
  Other accounts payable and accrued liabilities                                                    32,686         194,038
- - ----------------------------------------------------------------------------------------------------------------------------
CASH (USED IN) OPERATING ACTIVITIES                                                             (6,026,469)     (7,792,482)
- - ----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                                                 (84,932)       (247,888)
Proceeds on disposal of property and equipment                                                      30,752         180,645
- - ----------------------------------------------------------------------------------------------------------------------------
CASH (USED IN) INVESTING ACTIVITIES                                                                (54,180)        (67,243)
- - ----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Advances (repayments) under demand loan payable                                                   (814,454)      2,720,000
Principal payments on capital lease obligations                                                    (24,398)        (65,944)
Issuance of convertible notes payable                                                            3,000,000              --
Repayment of note payable                                                                               --         (31,250)
Proceeds from issuance of shares                                                                 3,471,838       7,068,596
- - ----------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                            5,632,986       9,691,402
- - ----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS DURING THE YEAR                        (447,663)      1,831,677
Cash and temporary cash investments, beginning of year                                           3,291,203       1,459,526
- - ----------------------------------------------------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS, END OF YEAR                                                 2,843,540       3,291,203
============================================================================================================================


See accompanying notes

NORRIS COMMUNICATIONS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Norris Communications Corp. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and is engaged, through its wholly-owned U.S. subsidiary, in the development, manufacture and marketing of electronic products. On November 22, 1994, the Company continued its jurisdiction to the Yukon Territory, Canada.

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $23,889,320 at March 31, 1996 [1995 - $15,621,777]. The Company's operational plan for fiscal year 1997 contemplates developing markets for its proprietary products and continued investment in research and related expenditures. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Differences between accounting principles generally accepted in the United States and Canada are summarized below.

Under accounting principles generally accepted in Canada, costs relating to debt financing are deferred and amortized over the term of the related debt. Accounting principles generally accepted in the United States provide that costs relating to debt financing may be treated as a charge to operations in the period incurred.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

2.  SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

Under accounting principles generally accepted in Canada, the release of escrow shares by the Vancouver Stock Exchange is not considered compensatory. To conform to accounting principles generally accepted in the United States, compensation expense of $3,445,750 related to the release of escrow shares was recorded in 1993. Compensation expense was determined based on the difference between the fair value of the shares at the time they were placed in escrow and their fair value, determined to be the average share price in the year the criteria were met, at the time the criteria triggering the release were met. The final release of 1,350,000 shares on December 8, 1992 was valued at $3,445,750 as a non-cash compensation expense transaction.

Under accounting principles generally accepted in Canada, the sale of shares of a subsidiary, and the issuance of shares by the subsidiary, to parties outside the consolidated group, results in a credit (charge) to operations equal to the difference between proceeds and the change in the parent company's interest in the underlying equity of the shares of the subsidiary. Accounting principles generally accepted in the United States require such amounts to be treated as contributed surplus where there is not reasonable assurance of realization of the gain.

Under accounting principles generally accepted in Canada, common share issue costs are presented as a charge to accumulated deficit. Accounting principles generally accepted in the United States require that common share issue costs be deducted from the proceeds of issue.

Loss for the year and basic loss per share under accounting principles generally accepted in Canada would be:

                                                         1996          1995
                                                          $             $
- - ------------------------------------------------------------------------------
Loss for the year, as reported                         (8,267,543)  (7,142,356)
Adjustments:
    Costs of debt financing                               321,629       61,110
- - ------------------------------------------------------------------------------
Loss for the year, as adjusted                         (7,945,914)  (7,081,246)
==============================================================================
Weighted average number of common shares outstanding   13,065,095    8,097,624
==============================================================================
Basic loss per share                                          .61          .87
==============================================================================

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Consolidated balance sheet items under accounting principles generally accepted in Canada would be:

                                               1996                     1995
                                               ----                     ----
                                                 $                        $
- - -------------------------------------------------------------------------------
Common stock                                 19,005,688              14,905,737
Contributed surplus                                  --                      --
Accumulated deficit                         (19,157,616)            (11,024,337)
===============================================================================


Other differences between accounting principles generally accepted in the United States and Canada relate to presentation of certain financial information. In addition, for all years presented, non-cash investing and financing activities would be presented in the consolidated statements of cash flows [see Note 5].

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned U.S. subsidiaries, Norris Communications, Inc. in 1996 and American Surface Mounted Devices, Inc. ("ASMD") and Comp General Corporation ("CGC") in 1995, all based in San Diego County, California. On April 1, 1995, ASMD was merged into CGC, which changed its name to Norris Communications, Inc., under the laws of the State of California. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

TEMPORARY CASH INVESTMENTS

Temporary cash investments, consisting of commercial paper with maturities of less than 90 days, certificates of deposit and money market funds, are recorded at cost, which approximates market value.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)


March 31, 1996 and 1995


2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

TRANSLATION OF FOREIGN CURRENCIES

These consolidated financial statements are presented in United States dollars. The Canadian parent is considered to have the United States dollar as the functional currency. Monetary assets and liabilities are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Gains and losses on foreign currency transactions, which have not been material, are reflected in the consolidated statements of operations.

EARNINGS PER SHARE

Primary and fully diluted earnings per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for each year.

INVESTMENT

The Company's 1,800,000 shares or 23.1% investment in JABRA Corporation ("JABRA") is accounted for using the cost method [see Note 8].

REVENUE RECOGNITION

Revenue is recognized on the basis of shipment of products or delivery of services.

RESEARCH AND RELATED EXPENDITURES

Research and related expenditures are charged to operations as incurred.

INVENTORY

Inventory of raw materials is recorded at the lower of cost and replacement cost. Inventory of work in process and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. When assets are sold or retired, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is credited or charged to income. Maintenance and repair costs are charged to operations when incurred.

GOODWILL

Purchased goodwill was created upon acquisition of subsidiaries. The goodwill pursuant to the acquisition of subsidiaries is amortized over a four year period. Goodwill is written down to fair value when declines in value are considered to be other than temporary based upon undiscounted cash flows of the respective subsidiary.

OTHER INTANGIBLE ASSETS

Other intangible assets include government bidding rights and rights to technology, which are amortized over a 10 year period, and costs relating to obtaining patents, which are deferred when management is reasonably certain the patent will be granted. Upon granting of the patent, such costs will be amortized to operations over the life of the patent. If management determines that development of products to which patent costs relate is not reasonably certain, or that deferred patent costs exceed net recoverable value, such costs are charged to operations.

LEASES

Leases entered into are classified as either capital or operating leases. Leases which substantially transfer all benefits and risks of ownership of property to the Company are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing.

Rental payments under operating leases are expensed as incurred.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

3. CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company has $2.2 million in a money market fund at Merrill Lynch, Pierce, Fenner & Smith Inc.

Concentration of credit risk with respect to trade receivables exists at year end as approximately $27,000 or 26% of the outstanding accounts receivable related to three customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

4. MAJOR CUSTOMERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three major customers comprise 10%, 10% and 9%, respectively, of revenues in 1996. Sales to two major customers comprise 31% and 9%, respectively, of revenues in 1995.

5. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:

                                                              1996            1995
                                                                $               $
- - ------------------------------------------------------------------------------------
Non-cash financing activities
  Professional services paid by issuance of common stock      319,498             --
  Refinancing fee paid by issuance of common stock            101,250             --
  Compensation paid by issuance of common stock                20,000             --
Cash payments for interest and income taxes were as follows:
  Interest                                                    356,429        320,257
  Income taxes                                                     --             --
====================================================================================

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                             FINANCIAL  STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995


6.  INVENTORY

                                        1996            1995
                                          $               $
- - ---------------------------------------------------------------
Raw materials                         1,569,812       1,312,935
Work in process                         194,437         462,602
Finished goods                        1,478,996         887,866
- - ---------------------------------------------------------------
                                      3,243,245       2,663,403
===============================================================


During 1995, the Company introduced a new electronic product for sale in the retail market. The amount of revenues to date from the sale of the electronic product have not been significant. In addition, the Company's experience with sales returns and warranty provisions has been limited. At March 31, 1996, inventory of the Company is substantially all comprised of four successive models of the electronic product.

Management of the Company has established, in the normal course of business, provisions for sales returns, warranty and obsolescence in respect of sales to March 31, 1996 and inventory as at March 31, 1996. In addition, management of the Company has developed programs for the sale of earlier models of the electronic product which are expected to result in the sale of this inventory in the near term. No estimate can be made of the range of amounts of loss that are reasonably possible should actual experience exceed estimates for sales returns or warranty or should the programs to sell inventory not be successful.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                             FINANCIAL  STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)


March 31, 1996 and 1995


7.  PROPERTY AND EQUIPMENT


                                                          ACCUMULATED
                                                        DEPRECIATION AND           NET BOOK
                                        COST              AMORTIZATION              VALUE
                                          $                     $                     $
- - -----------------------------------------------------------------------------------------------
1996
Computer hardware and software          402,794             231,196                  171,598
Furniture and equipment                 131,755              93,643                   38,112
Leasehold improvements                  589,979             203,203                  386,776
Machinery and equipment               1,308,116             675,904                  632,212
Machinery and equipment under
  capital leases                        452,960             321,867                  131,093
- - -----------------------------------------------------------------------------------------------
                                      2,885,604           1,525,813                1,359,791
===============================================================================================
1995
Computer hardware and software          362,986             157,539                  205,447
Furniture and equipment                 130,902              71,800                   59,102
Leasehold improvements                  584,550             141,374                  443,176
Machinery and equipment               1,277,378             501,303                  776,075
Machinery and equipment under
  capital leases                        636,008             377,012                  258,996
- - -----------------------------------------------------------------------------------------------
                                      2,991,824           1,249,028                1,742,796
===============================================================================================


8.  INVESTMENT IN JABRA

The Company owns 1,800,000 common shares of JABRA or 23.1% of JABRA's common shares with a carrying value of $Nil on the Company's consolidated balance sheet. The Company has granted an option to the lender, expiring July 31, 1997, to purchase 300,000 of JABRA's common shares at a price of $1.50 per share pursuant to the Company's demand loan payable [see Note 9]. Due to the fact that the Company has no direct involvement in the operations of JABRA, is not active at the Board of Directors level and owns, on a fully diluted basis, approximately 20.1% of JABRA with additional dilution possible and beyond its control, management is of the opinion that the Company does not exert significant influence over the operations of JABRA, and therefore accounts for its investments in JABRA under the cost method effective July 15, 1993.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

9.  DEMAND LOAN PAYABLE

During 1995, the Company negotiated a demand loan payable, as amended, of $3.5 million, bearing interest at prime plus 2%, repayable on demand and expiring on July 31, 1995. In connection with the demand loan payable, as amended, share warrants providing the right to acquire 450,000 common shares of the Company on or before June 20, 1999 at a price of $4.00 per share were issued. During 1996 and in the period subsequent thereto, the demand loan payable was amended on August 1, 1995, February 1, 1996 and April 1, 1996. Pursuant to the various amendments; the expiry date was extended to October 31, 1996; the company granted an additional share warrant providing the right to acquire 200,000 common shares of the Company on or before September 1, 1998 at a price of $2.00 per share; the existing share warrants providing the right to acquire 450,000 common shares of the Company on or before June 20, 1999 were repriced to $1.75 per share from $4.00 per share; 75,000 common shares of the Company were issued at an agreed price of $1.35 per share; the Company granted an option to acquire up to 300,000 common shares of JABRA on or before July 31, 1997 at a price of $1.50 per share; 33%, 50% subsequent to April 1, 1996, of the net proceeds from any equity financing must be used to pre-pay the demand loan payable; and the lender may convert at any time prior to repayment all or any portion of the outstanding principal balance of the demand loan payable, including accrued interest thereon, into common shares of the Company at the lesser of $1.50 per share or following the occurrence of an event of default, the higher of $1.00 per share and the average closing price for the 20 days preceding the date of notice of an event of default.

The demand loan payable is collateralized by a first security interest covering accounts recoverable, inventory, property and equipment, and other assets, and a specific pledge of the Company's shares in NCI and JABRA.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

10.  INCOME TAXES

The Company accounts for income taxes under the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $2,632,000 has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                      1996             1995
                                                       $                $
- - ------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Tax over book depreciation                             85,000           39,000
- - ------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                         85,000           39,000
- - ------------------------------------------------------------------------------

DEFERRED TAX ASSETS
Bad debt reserve                                        5,000           86,000
Inventory capitalization                              108,000           92,000
Inventory reserve                                      20,000          103,000
Net operating loss carryforwards                    5,912,000        3,047,000
Warranty reserve                                        8,000           78,000
Other                                                  83,000           52,000
- - ------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                           6,136,000        3,458,000
Valuation allowance for deferred tax assets        (6,051,000)      (3,419,000)
- - ------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                85,000           39,000
- - ------------------------------------------------------------------------------

NET DEFERRED TAX                                           --               --
==============================================================================

The net provision for income taxes in 1996 and 1995 is $Nil as the Company incurred losses in those years. Pre-tax income (loss) from Canadian operations was approximately $1,035,000 in 1996 and $1,424,000 in 1995.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

10. INCOME TAXES (CONT'D.)

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:




                                                         Liability Method
                                                       ---------------------
                                                       1996             1995
                                                         %               %
                                                       ----             ----
U.S. federal statutory rate                             35.0            35.0
U.S. federal net operating loss rate                   (35.0)          (35.0)
U.S. state tax rate                                       --              --
Canadian statutory rate                                 44.1            45.1
Canadian non-capital loss rate                         (44.1)          (45.1)
                                                       -----           -----
Effective rate on operating loss                          --              --
                                                       =====           =====

The Company has U.S. net operating loss carryforwards available at March 31, 1996 of approximately $9,462,000 and $4,991,000 for federal and state tax purposes, respectively, to offset income in future years. These carryforwards will begin to expire in the years 2005 and 1998, respectively, unless previously utilized.

The tax attributes of the Company identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period.

The Company has non-capital losses available for Canadian income tax purposes aggregating approximately $2,081,500. The non-capital losses expire as follows:


                                        $
                                    ---------

1998                                    9,300
2002                                1,102,900
2003                                  969,300
                                    ---------
                                    2,081,500
                                    =========


No provision has been made in the accounts for the future tax benefits that may result from the utilization of these losses as their realization is not certain.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)


March 31, 1996 and 1995


11.  SHARE CAPITAL

STOCK OPTIONS

The Company maintains two stock option plans. The 1992 Stock Option Plan is a non-qualified stock option plan which entitles certain directors and key employees to purchase common shares of the Company. A maximum of 10% of outstanding common shares are authorized for grant under the Plan. Options are granted at a price not less than fair market value at the date of grant, and are subject to approval of the Board of Directors. The 1994 Stock Option Plan was approved by the shareholders on September 29, 1994 and entitles certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covers a maximum aggregate of 500,000 shares. The 1994 Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options.

Options granted during 1996 were under the 1994 and 1992 Stock Option Plan. Options granted during 1995 were under the 1992 Stock Option Plan.

The following table summarizes stock option transactions:

                                                1996       1995
- - ------------------------------------------------------------------
Outstanding, beginning of year                694,658     564,318
Granted                                       843,000     185,840
Exercised                                     (15,000)    (20,000)
Expired                                       (23,000)         --
Cancelled                                      (6,000)    (35,500)
- - ------------------------------------------------------------------
Outstanding, end of year                    1,493,658     694,658
==================================================================

Options covering 843,000 common shares were granted in 1996 at a per share price ranging from US $1.50 to US $3.375. Options covering 185,840 common shares were granted in 1995 at a per share price of US $3.65.

All outstanding options were exercisable at March 31, 1996, except for 292,000 options which vest over varying periods of up to two years. The options are exercisable at prices ranging from US $2.09 to US $3.65 and expire over the period to April 2000.

Options covering 15,000 common shares were exercised in 1996 at a per share price of $2.02 ($2.84 Cdn.). Options covering 20,000 common shares were exercised in 1995 at a per share price of $2.05 ($2.84 Cdn.).

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

11. SHARE CAPITAL (CONT'D.)

SHARE WARRANTS

The Company has outstanding share warrants as of March 31, 1996, in connection with private placements, convertible debentures, equipment leasing and establishing and amending the demand loan payable, entitling the holders to purchase one common share for each warrant held as follows:

NUMBER OF                       EXERCISE PRICE
WARRANTS                              $                         EXPIRATION DATE
- - --------------------------------------------------------------------------------
  200,000                            2.00                       September 1998
   33,750                            4.00                       June 1999
  450,000                            1.75*                      July 1999
   82,100                            4.00                       August 1999
  106,986                            2.01**                     February 2000
   88,014                            2.01**                     March 2000
  128,067                            1.25**                     October 2005
- - --------------------------------------------------------------------------------
1,088,917
================================================================================

 * Repriced to $1.75 per share from $4.00 per share pursuant to amendments to demand loan payable [see Note 9].

** These warrants contain provisions for adjustment for dilutive events. The exercise prices and where applicable, the number of warrants, have been adjusted to reflect any such events or agreements through March 31, 1996.

All warrants are denominated in U.S. dollars.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

12.  COMMITMENTS

The Company has two leases for office space in Poway, California which are subject to annual increases based on the CPI index. The leases expire in 1998 and 2002. The minimum operating lease commitments include future rent payments for the office lease which expires in 1998, a portion of which has been sublet on a month-to-month basis to a related company at cost. Office rent expense for the years ended March 31, 1996 and 1995 was $271,620 and $307,735, respectively.

In addition, the Company leases certain equipment under capital leases. The cost of the assets under capital lease is recorded with machinery and equipment. All assets under capital lease are subject to lien by the lessor. The capital lease bears interest at 18% per annum.

Subsequent to the transfer of one of its lease obligations to the Federal Deposit Insurance Corporation, the Company has had difficulty in making payments to the appropriate party. As such, the Company is not current on its lease payments and, in accordance with the terms of the lease, has classified the entire remaining obligation as a current liability.

Minimum commitments are as follows:

                                                      OPERATING        CAPITAL
                                                       LEASES          LEASES
                                                          $               $
- - ------------------------------------------------------------------------------
    YEAR ENDING MARCH 31
    1997                                                809,000        166,621
    1998                                                593,000          2,954
    1999                                                318,000          1,231
    2000                                                221,000             --
    2001                                                221,000             --
    Thereafter                                          166,000             --
    --------------------------------------------------------------------------
    Total minimum lease payments                      2,238,000        170,806
    ===========================================================
    Less amounts representing interest                                   1,975
    --------------------------------------------------------------------------
    Obligations under capital leases                                   168,831
    Less current portion                                               168,831
    --------------------------------------------------------------------------
                                                                            --
==============================================================================

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

13.  CONVERTIBLE NOTES PAYABLE

                                                       1996               1995
                                                        $                   $
- - ------------------------------------------------------------------------------
7% convertible notes payable, due March 1999         3,000,000              --
==============================================================================

The convertible notes payable are convertible at the option of the holder into common shares of the Company at any time after May 4, 1996. The convertible notes payable are convertible at the lesser of: $1.765 for each common share; or a 30% discount to the 5 day moving average price of the common shares on the day prior to conversion.

During the period May 13, 1996 to May 24, 1996, the holders of the convertible notes payable exercised their options and converted all of the convertible notes payable, together with accrued interest thereon, into 4,336,167 common shares of the Company at conversion prices per share ranging from US $.981 to US $1.269.


14.  BARTER TRANSACTION

During 1996, the Company sold 7,000 units of product to an independent media trading firm in exchange for $1,172,500 of media trade credits and 50% of the cash proceeds realized on the ultimate sale of the units. The costs of the 7,000 units, amounting to $980,000, has been charged to cost of sales. The Company recognized no prepaid asset or any revenue in connection with the trade credits since their use requires matching cash payments and the Company's ability to continue as a going concern is in substantial doubt. In addition, the amount of cash to be received on the ultimate sale of the units cannot be reasonably estimated. Accordingly, the Company intends to recognize future revenue from the trade credits only when ascertainable economic value is realized from their use or cash proceeds are received from the ultimate sale of the units.

During 1996, the Company recorded revenue on the utilization of approximately $37,000 of trade credits.

NORRIS COMMUNICATIONS CORP.

                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (EXPRESSED IN U.S. DOLLARS)

March 31, 1996 and 1995

15. WRITE-DOWN OF INTANGIBLE ASSETS

During 1994, the Company acquired certain proprietary electronic data compression technology for an aggregate purchase price of $101,743, consisting of $30,000 and 27,000 shares of common stock of the Company with an assigned value of $71,743. Although the acquisition contemplated payment of consideration for additional technology, none has been delivered by the inventor and accordingly the Company is not obligated to make any purchases or pay any additional consideration. The acquired technology is unproven and is not used in the Company's proprietary products and the Company has no present plans to attempt to develop this technology. Accordingly, during 1995, the unamortized balance of the acquired technology was written down to a nominal value.

16. SUBSEQUENT EVENTS

[a] On April 23, 1996, the Company issued 85,000 common shares at an assigned value of $1.50 per share in settlement of accounts payable and accrued liabilities of $127,500 and 48,000 common shares at an assigned value of $1.50 per share for marketing services of $72,000.

[b] On June 7, 1996, the Company completed a private placement of $2,500,000 consisting of 2,420,143 common shares of the Company issued at a price of $0.70 per share and warrants with a face value of $805,900. The warrants are exercisable into common shares of the Company at the lesser of: $0.70 per common share or a 30% discount to the 5 day moving average price of the common shares on the day prior to exercise. The exercise price of the warrants will be further discounted by 7% per year until the warrants are exercised. The Company is committed to filing a Registration Statement with the Securities and Exchange Commission by July 7, 1996 in connection with the private placement. In the event the Company is unable to file a Registration Statement prior to July 7, 1996 and/or the Registration Statement is not declared effective before September 5, 1996, the Company agrees to issue 3% more common shares and warrants for each successive 30 day period for the first four months and 1% more common shares and warrants for each successive 30 day period thereafter, until the Registration Statement is filed and/or declared effective.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NORRIS COMMUNICATIONS CORP.

Date: June 28, 1996                                  By: /s/ R. GORDON ROOT
                                                         -----------------------
                                                         R. Gordon Root
                                                         President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 28, 1996             By: /s/ ELWOOD G. NORRIS
                                    --------------------------------
                                    Elwood G. Norris
                                    Chairman of the Board

Date: June 28, 1996             By: /s/ R. GORDON ROOT
                                    --------------------------------
                                    R. Gordon Root
                                    President and CEO
                                    (Principal executive officer)

Date: June 28, 1996             By: /s/ ROBERT PUTNAM
                                    --------------------------------
                                    Robert Putnam
                                    Director and Secretary

Date: June 28, 1996             By: /s/ KATHLEEN E. TERRY
                                    --------------------------------
                                    Kathleen E. Terry
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)

Date: June 28, 1996             By: /s/ JAMES D. MILLER
                                    --------------------------------
                                    James D. Miller
                                    Director

                        -------------------------------
                        -------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             EXHIBITS TO FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                         Commission file number 0-20734

                           NORRIS COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

                                  EXHIBIT INDEX

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by the Company as indicated below.

Exhibit
Number                          Description of Exhibit
- - ------                          ----------------------

3.1 Articles and Certificate of Continuance of Norris Communications Corp. (Yukon) filed as Exhibit 3.1 to the Company's 1995 Form 10-KSB.

3.2 Bylaws of Norris Communications Corp. (Yukon) filed as Exhibit 3.1 to the Company's 1995 Form 10-KSB.

4.1      Exhibit 3.1 is incorporated by reference.

4.2      Exhibit 3.2 is incorporated by reference.

4.3 Stock Purchase Warrant for 33,750 Common Shares between the Company and Cruttenden & Co., Inc. dated July 15, 1994 and filed as Exhibit 4.3 to the Company's 1995 Form 10-KSB.

4.4 Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as Exhibit
         4.4 to the Company's 1995 Form 10-KSB.

4.4.1 First Amendment to Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated November 14, 1994 and filed as Exhibit 4.4.1 to the Company's' 1995 Form 10-KSB.

4.5 Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as Exhibit
         4.5 to the Company's 1995 Form 10-KSB.

4.5.1 First Amendment to Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated November 14, 1994 and filed as Exhibit 4.5.1 to the Company's 1995 Form 10-KSB.

4.6 Warrant Agreement for 82,100 Common Shares between the Company and Comdisco, Inc. dated as of August 15, 1994 and filed as Exhibit 4.6 to the Company's 1995 Form 10-KSB.

4.7 Warrant Agreement No. 1 for 106,986 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 1, 1995 and filed as
         Exhibit 4.7 to the Company's 1995 Form 10-KSB.

4.7.1 Warrant Agreement No. 2 for 87,300 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 17, 1995 and filed as
         Exhibit 4.7.1 to the Company's 1995 Form 10-KSB.

4.7.2 Warrant Agreement No. 3 for 714 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 20, 1995 and filed as
         Exhibit 4.7.2 to the Company's 1995 Form 10-KSB.

4.8 Warrant Agreement for 115,000 Common Shares between the Company and Cruttenden & Co., Inc. dated February 10, 1994 and filed as Exhibit 4.8 to the Company's 1995 Form 10-KSB.

4.9 Form of 7% Convertible Note dated March 25, 1996 and due March 25, 1999 for an aggregate of $3,000,000 issued to a total of six investors and filed as Exhibit 4.9 to the Company's Form 8-K dated April 5, 1996.

4.10 Warrant Agreement for 129,230 Common Shares between the Company and First Bermuda Securities Ltd. dated March 25, 1996 and filed as Exhibit
         4.10 to the Company's Form 8-K dated April 5, 1996.

*4.11 Form of Warrant Agreement dated June 7, 1996 for an aggregate off $805,900 issued to a total of five investors.

10.1 Share Exchange Agreement among the Company, Norcom Communications Corporation, and American Technology Corporation, dated for reference March 23, 1988, and filed as Exhibit 2.1 to the Company's 1992 Form 10

10.1.1 Amendment of Agreement among the Company, Norcom Communications Corporation, and American Technology Corporation, dated for reference March 23, 1988 and filed as Exhibit 2.1.1 to the Company's 1992 Form 10.

10.2 Plan and Agreement of Reorganization among the Company, American Surface Mounted Devices, Inc. and ASMD, Inc., dated August 11, 1989 and filed as Exhibit 2.2 to the Company's 1992 Form 10.

10.3 Plan and Agreement of Reorganization among the Company, Sage Microsystems, Inc. and Sage Micro, Inc. dated November 7, 1991 and filed as Exhibit 2.3 to the Company's 1992 Form 10.

10.4 Plan and Agreement of Reorganization among the Company, C.A.D. Co. Engineering, Inc. and CADCO Design Group, Inc., dated June 1, 1992 and filed as Exhibit 2.4 to the Company's 1992 Form 10.

10.5 Loan Agreement between CVD Financial Corporation and the Company and its Subsidiaries dated July 15, 1994 and filed as Exhibit 10.5 to the Company's 1995 Form 10-KSB.

10.5.1 Loan Modification Agreement between CVD Financial Corporation and the Company and its Subsidiaries dated November 14, 1994 and filed as
         Exhibit 10.5.1 to the Company's 1995 Form 10-KSB.

10.5.2   Loan Modification Agreement, dated as of August 1, 1995 and filed as
         Exhibit 10.5.2 to the Company's 1995 Form 8-K.

10.5.3   Amended and Restated Promissory Note, dated August 1, 1995 and filed as
         Exhibit 10.5.3 to the Company's Form 8-K dated October 27, 1995.

10.5.4 Second Amendment to Stock Purchase Warrant (for 150,000 shares), dated August 1, 1995 and filed as Exhibit 10.5.4 to the Company's Form 8-K dated October 27, 1995.

10.5.5 Second Amendment to Stock Purchase Warrant (for 300,000 shares), dated August 1, 1995 and filed as Exhibit 10.5.5 to the Company's Form 8-K dated October 27, 1995.

10.5.6 Stock Purchase Warrant (for 200,000 shares) dated August 1, 1995 and filed as Exhibit 10.5.6 to the Company's Form 8-K dated October 27, 1995.

10.5.7 Amended and Restated Stock Pledge and Option Agreement (for 300,000 shares of JABRA), dated August 1, 1995 and filed as Exhibit 10.5.7 to the Company's 8-K dated October 27, 1995.

10.5.8 Loan Modification Agreement between the Company and CVD Financial Corporation dated February 1, 1996 and filed as Exhibit 10.5.8 to the Company's 1995 Form 10-QSB.

10.5.9 Amended and Restated Promissory Note between the Company and CVD Financial Corporation dated February 1, 1996 and filed as Exhibit
         10.5.9 to the Company's 1995 Form 10-QSB.

10.5.10 Loan Modification Agreement between CVD Financial Corporation and the Company and its subsidiary dated as of April 1, 1996 and filed as
         Exhibit 10.5.10 to the Company's Form 8-K dated April 11, 1996.

10.6 Technology Transfer Agreement among the Company, American Technology Corporation, Elwood G. Norris and Norcom Electronics Corporation dated January 25, 1988 and filed as Exhibit 10.8 to the Company's 1992 Form 10.

10.6.1 Assignment Agreement among American Technology Corporation, Norcom Electronics Corporation, Norcom Communications Corporation and Elwood
         G. Norris dated March 22, 1988 and filed as Exhibit 10.8.1 to the Company's 1992 Form 10.

10.7 Master Lease Agreement between Comdisco, Inc. and American Surface Mounted Devices, Inc. dated as of August 15, 1994 and filed as Exhibit
         10.7 to the Company's 1995 Form 10-KSB.

10.8 Agreement and Plan of Reorganization by and among the Company, Norcom Communications Corporation and JABRA Corporation dated January 15, 1993 and filed as Exhibit 10.8 to the Company's 1993 Form 10-K.

10.8.2 Amendment No. 1 to Agreement and Plan of Reorganization by and among the Company, Norcom Communications Corporation and JABRA Corporation dated May 28, 1993 and filed as Exhibit 10.8.2 to the Company's 1993 Form 10-K.

10.9 Stock Option Plan adopted by the Company on August 21, 1992 ("1992 Plan") filed as Exhibit 10.10 to the Company's 1992 Form 10.

10.10 Stock Option Plan adopted by the Company on September 29, 1994 ("1994 Plan") and filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB.

10.11 Plan and Agreement of Reorganization by merger of American Surface Mounted Devices, Inc. with and into Comp General Corporation under the name of Norris Communications, Inc. dated April 1, 1995 and filed as
         Exhibit 10.11 to the Company's 1995 10-KSB.

10.12 Lease Agreement between the Company and Pomerado Properties dated August 17, 1989 and filed as Exhibit 10.12 to the Company's Form 10.

10.13 Lease Agreement between the Company and Pomerado Properties dated July 2, 1992 and filed as Exhibit 10.13 to the Company's Form 10.

10.14 Letter Agreement between the Company and Homer H. Lesihau, dated February 3, 1993 and filed as Exhibit 10.17 to the Company's 1993 Form 10-K.

10.14.1 Amending Agreement to Letter Agreement Dated February 3, 1993 between the Company and Homer H. Lesihau, dated April 29, 1993 and filed as
         Exhibit 10.17.1 to the Company's 1993 Form 10-K.

10.16 Financial Advisory Agreement dated August 21, 1995 between Auerbach, Pollack & Richardson, Inc. and the Company and filed as Exhibit 10.16 to the Company's Form 8-K dated November 13, 1995.

10.17 Norris Communications Corp. and Auerback, Pollack & Richardson, Inc. Placement Agent's Warrant Agreement filed as Exhibit 10.17 to the Company's Form 8-K dated November 13, 1995.

10.18 Warrant Certificate Issued to Auerbach, Pollak & Richardson, Inc. and filed as Exhibit 10.18 to the Company's Form 8-K dated November 13, 1995.

*10.18.1 Release and Termination of Right of First Refusal and Amendment to
         Warrant between the Company and Auerbach, Pollak & Richardson, Inc. dated May 13, 1996.

10.19 Registration Rights Agreement between Auerbach, Pollak & Richardson, Inc. and the Company, filed as Exhibit 10.19 to the Company's Form 8-K dated November 13, 1995.

*10.20 Employment Agreement dated September 12, 1995 between the Company and Elwood G. Norris.

*10.21 Employment Agreement dated September 8, 1995 between the Company and Robert Putnam.

*10.22 Employment Agreement dated August 1, 1995 between the Company and R. Gorden. Root.

*10.23 Employment Agreement dated January 11, 1996 between the Company and Peter W. Gorrie.

*10.24 Placement Agreement dated April 16, 1996 between the Company and Iacocca Capital Partners, L.P. and the Company.

*10.25 Form of Registration Rights Agreement effective June 7, 1996 between 11 Investors and the Company aggregating $1,694,100.

*11.1    Statement re computation of per share earnings.

*21.1    List of subsidiaries.

*23.1    Consent of Ernst & Young, Independent Accountants.

*27,1    Financial Data Schedule.

                  * Filed concurrently herewith.