Form 10QSB/A
period 1995-06-30
NORRIS COMMUNICATIONS CORP
filed 1996-07-05
CIK 886328

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934


                    For quarterly period ended June 30, 1995

                         Commission File Number 0-20734

                           NORRIS COMMUNICATIONS CORP.

             (Exact name of registrant as specified in its charter)

        Yukon Territory, Canada                           None
        -----------------------                           ----
    (State or other jurisdiction of             (I.R.S. Empl. Ident. No.)
     incorporation or organization)

         12725 Stowe Drive, Poway, California               92064
         ------------------------------------               -----
       (Address of principal executive offices)           (Zip Code)

                                 (619) 679-1504
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, without par value                          11,631,814
- -------------------------------                          ----------
           (Class)                            (Outstanding at August 11, 1995)


================================================================================

                           NORRIS COMMUNICATIONS CORP.
                                      INDEX

                                                                                     Page

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

              Consolidated Balance Sheets as of June 30, 1995 and
              and March 31, 1995 (unaudited)                                         3

              Consolidated Statements of Operations for the three
              months ended June 30, 1995 and 1994 (unaudited)                        4

              Consolidated Statements of Cash Flows for the three months
              ended June 30, 1995 and 1994 (unaudited)                               5

              Notes to Interim Consolidated Financial Statements                     6

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  8

PART II. OTHER INFORMATION                                                           11

     Item 1. Legal Proceedings                                                       *
     Item 2. Changes in Securities                                                   *
     Item 3. Defaults upon Senior Securities                                         *
     Item 4. Submission of Matters to a Vote of Security Holders                     *
     Item 5. Other Information                                                       *
     Item 6. Exhibits and Reports on Form 8-K                                        *



SIGNATURES                                                                           11

     *  No information provided due to inapplicability of the item.

                           NORRIS COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED

                                                                  JUNE 30, 1995     MARCH 31, 1995
                                                                        $                 $
                                                                  --------------------------------
ASSETS
CURRENT
Cash                                                                  309,661            3,291,203
Accounts receivable, less allowance for doubtful
   accounts of $150,000 and $210,000, respectively                    381,209              152,673
Inventory (note 3)                                                  4,185,325            2,663,403
Prepaid expenses and other                                            349,967              396,644
                                                                  --------------------------------
TOTAL CURRENT ASSETS                                                5,226,162            6,503,923

Property and equipment, net                                         1,600,354            1,742,796
Purchased goodwill, net of accumulated amortization of
   $331,831 and $309,646, respectively                                332,770              354,955
Other intangible assets, net of accumulated amortization of
   $19,440 and $17,451 respectively                                    58,935               56,958
                                                                  --------------------------------
TOTAL ASSETS                                                        7,218,221            8,658,632
                                                                  ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Line of credit                                                      3,000,000            3,000,000
Accounts payable, trade                                             2,015,287            1,234,574
Other accounts payable and accrued liabilities                        530,417              410,539
Current portion of capital lease obligations                          179,701              193,229
                                                                  --------------------------------
TOTAL CURRENT LIABILITIES                                           5,725,405            4,838,342
                                                                  --------------------------------
TOTAL LIABILITIES                                                   5,725,405            4,838,342
                                                                  --------------------------------

STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 20,000,000
   shares; 11,631,814 and 11,616,814 shares
   outstanding, respectively (note 4)                              17,880,054           17,849,751
Contributed surplus                                                 1,592,316            1,592,316
Deficit                                                           (17,979,554)         (15,621,777)
                                                                  --------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          1,492,816            3,820,290
                                                                  --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          7,218,221            8,658,632
                                                                  ================================



See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED


                                                                         THREE MONTHS ENDED
                                                                               JUNE 30
                                                                       1995               1994
                                                                         $                  $
                                                                    --------------------------------
Revenues                                                                478,732           1,216,533
Cost of sales                                                         1,466,965           1,487,299
                                                                    --------------------------------
Gross profit (loss)                                                    (988,233)           (270,766)
                                                                    --------------------------------

OPERATING EXPENSE (INCOME)
Selling and administrative                                              783,469           1,178,988
Research and related expenditures                                       477,727             163,477
Interest expense                                                        124,534               8,961
Interest income                                                         (16,185)               (126)
                                                                    --------------------------------
                                                                      1,369,545           1,351,300
                                                                    --------------------------------
Net loss                                                             (2,357,778)         (1,622,066)
                                                                    ================================

Net loss per share                                                        (0.20)              (0.23)
                                                                    ================================

Weighted average shares                                              11,624,314           6,978,272
                                                                    ================================


See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED

                                                           FOR THE THREE MONTHS ENDED
                                                                     JUNE 30
                                                             1995             1994
OPERATING ACTIVITIES                                           $                $
                                                          ----------        ----------
Net loss                                                  (2,357,778)       (1,622,066)
Adjustments to reconcile net loss to net cash
     used by operating activites:
     Depreciation and amortization                           129,853           125,366
     Loss from sale of assets                                 38,550              --
Changes in assets and liabilities:
     Accounts receivable                                    (228,536)          121,015
     Inventory                                            (1,521,922)          106,757
     Prepaid expenses and other                               46,677          (397,995)
     Accounts payable, trade                                 780,713           482,101
     Other accounts payable and accrued liabilities          119,878           (52,824)
                                                          ----------        ----------
Cash used in operating activities                         (2,992,565)       (1,237,646)
                                                          ----------        ----------

INVESTING ACTIVITIES
Purchase of property and equipment                           (27,937)         (141,187)
Proceeds on sale of assets                                    26,150              --
Investment in patents and intangibles                         (3,965)             --
                                                          ----------        ----------
Cash used in investing activities                             (5,752)         (141,187)
                                                          ----------        ----------

FINANCING ACTIVITIES
Advances under operating line of credit                         --              20,000
Principal payments on capital lease obligations              (13,528)          (21,720)
Repayment of note payable                                       --             (39,250)
Proceeds from issuance of shares                              30,303            10,271
                                                          ----------        ----------
Cash provided by (used in) financing activities               16,775           (30,699)
                                                          ----------        ----------

Net decrease in cash                                      (2,981,542)       (1,409,532)

Cash, beginning of period                                  3,291,203         1,459,526
                                                          ----------        ----------

Cash, end of period                                          309,661            49,994
                                                          ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
   Cash paid during the year for:
       Interest                                              124,534             8,961
                                                          ==========        ==========



 See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 30, 1995


1. OPERATIONS

Norris Communications Corp. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its jurisdiction of incorporation from British Columbia to the Yukon Territory, Canada. The Company is engaged through its subsidiary in the development, manufacture and marketing of electronic products.

2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Norris Communications, Inc. ("NCI"), based in San Diego County, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flows from operations in six of its past seven fiscal years and for the quarterly period ended June 30, 1995. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

These interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim consolidated financial statements.

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1995.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. The interim consolidated financial statements and notes thereto are stated in U.S. dollars.

3. INVENTORY

Inventory is valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                                             June 30, 1995      March 31, 1995
                                             -------------      --------------

Raw materials                                $2,274,454         $1,396,112
Work in process                                 463,673            444,192
Finished goods                                1,447,198            823,099
- ------------------------------------------------------------------------------
                                             $4,185,325         $2,663,403
==============================================================================

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 30, 1995


4. COMMON STOCK

The following table summarizes shares issued and outstanding:

                                                       Shares            Amount
                                                       ------            ------
Balance March 31, 1995                             11,616,814       $17,849,751
Stock options exercised                                15,000            30,303
- -------------------------------------------------------------------------------
Balance June 30, 1995                              11,631,814       $17,880,054
===============================================================================

5. OPTIONS AND WARRANTS

At June 30, 1995 warrants and stock options were outstanding/exercisable into the following listed shares:

                             Number of     Exercise Price
      Description              Shares          U.S.$            Cdn. $          Expiration Date

Warrants                       115,000         $3.76                *             February 1996
Warrants                       300,000         $3.75                *                 June 1999
Warrants                        33,750         $4.00                *                 June 1999
Warrants                        82,100         $4.00                *               August 1999
Warrants                       106,986         $2.25                *             February 2000
Warrants                        88,014         $2.25                *                March 2000
Stock options                   56,000         $3.65                *               August 1996
Stock options                    2,000         $4.37            $6.01              January 1997
Stock options                   60,000         $3.38                *                April 1997
Stock options                  287,818         $2.07            $2.84               August 1997
Stock options                  181,000         $2.07            $2.84             November 1998
Stock options                  129,840         $3.65                *               August 1999
Stock options                  518,000         $3.38                *                April 2000

         * These warrants and options are denominated in U.S. dollars. All other options are denominated in Canadian dollars with the U.S. dollar equivalent computed at the exchange rate in effect on June 30, 1995.

6. INCOME TAXES

The Company and NCI have not provided a tax provision for the current period, due to current losses. Also, any federal and state taxes would be offset by tax loss carry forwards.

7. INVESTMENT IN JABRA CORPORATION

The Company owns 1,800,000 common shares of JABRA or 33.5% of JABRA's common shares. Management is of the opinion that the Company no longer controls JABRA, formerly a wholly-owned subsidiary, and the loss of control is permanent. Accordingly, effective July 15, 1993, JABRA has been accounted for under the cost method and at June 30, 1995 the carrying value was nil.

8. NET LOSS PER SHARE

The net loss per share is calculated using a weighted average number of common shares and common stock equivalents outstanding for the period. At June 30, 1995, the weighted average number of shares outstanding was 11,624,314. At June 30, 1994, the weighted average number of shares outstanding was 6,978,272.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Prior to the introduction of the FLASHBACK recorder in December 1994, the revenues of the Company were generated by contract manufacturing. Contract manufacturing accounted for over 90% of total revenues in fiscal 1995. However, as a result of the termination of certain contract manufacturing services, the reconfiguration of manufacturing to accommodate FLASHBACK production and other changes described in this report, the Company anticipates that proprietary products, i.e. FLASHBACK, will account for the majority of revenues in fiscal 1996. As a result of these changes and the introduction of FLASHBACK prior operating results are not indicative of future results.

The Company has incurred operating losses in four of its past five years and these losses have been material. The Company incurred an operating loss of $7.1 million in fiscal 1995. This resulted from the development and launch of the FLASHBACK and losses incurred in contract manufacturing operations. Since future results are primarily dependent on FLASHBACK results, the Company's losses are expected to continue until such time as the Company is able to manufacture and sell quantities at sufficient margins to cover fixed costs of operations. The Company's inability to accomplish the foregoing would have a material adverse effect on the Company's ability to operate profitably and without sufficient financial resources in the future, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Since the Company utilizes its own facility and equipment for the manufacture of FLASHBACK products, gross margins are especially dependent upon sales volumes as a result of a substantial fixed manufacturing overhead. The Company estimates that its monthly fixed operating costs approximate $300,000 per month. At low sales volumes it is unlikely that positive gross margins from FLASHBACK can be achieved, however at higher volumes the allocation of fixed costs over more sales can result in increasing gross margins. Accordingly, the Company anticipates variances in gross margins from quarter to quarter in fiscal 1996 as production is still in the early stages and product sales volumes can vary as the various distribution channels are launched and as a result of seasonal and other factors associated with the sale of consumer electronic products.

Demand for the Company's FLASHBACK recorder is uncertain as the Company is in the early stages of entering various marketing channels. Sales are expected to be subject to significant month to month variability resulting from the limited market penetration achieved to date and the seasonal nature of demand for consumer electronic products. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for FLASHBACK is expected to be influenced by marketing and advertising expenditures, product positioning in retail outlets, technological developments and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and limited financial resources.

Results of Operations

Revenues of $479,000 for the first quarter of fiscal 1996 decreased by 60% from revenues of $1.2 million for the first quarter of fiscal 1995. Fiscal 1996 revenues were primarily from the operations and sales of the FLASHBACK. Fiscal 1995 revenues were primarily from the operations of the contract manufacturing business. A substantial portion of the Company's revenues have been derived primarily from a limited number of customers. The loss of certain large customers or a decline in the economic prospects of such customers would have a material adverse effect on the Company.

Gross loss was $1.0 million in the first quarter of fiscal 1996, compared to a gross loss of $0.3 million in the first quarter of fiscal 1995. The increase in gross loss was due to limited sales of the FLASHBACK product, with insufficient margins to cover manufacturing overhead. During the first quarter of fiscal 1995, sales were from contract manufacturing, in which high costs resulted from accepting lower margin turnkey and consignment orders and a change in the mix of through-hole printed circuit boards which required more hand placement of components (which increased labor costs with no corresponding increase in revenues).

Included in the cost of sales for the three months ended June 30, 1995, and contributing to the large gross loss, was $980,000 representing the cost of 7,000 discontinued FLASHBACK units sold to Active Media Services, Inc., an independent media trading firm. These units were sold in exchange for $1,172,500 of media trade credits. The Company has recognized no prepaid asset nor any revenue in connection with the trade credits since their use requires certain matching cash payments and the Company's ability to continue as a going concern is in substantial doubt. Management believes the credits have very limited future value in planned operations and intends to recognized future revenue from the trade credits only when ascertainable economic value is realized from their use.


Total operating expenses (including research and related expenditures, selling and administrative and interest expense less interest income) remained at $1.4 million for the first quarter of fiscal 1996 as compared to $1.4 million for the first quarter of fiscal 1995. The static nature of these expenses was primarily due to a concerted effort to reduce selling and administrative expenses, while manufacturing and selling the FLASHBACK, while increasing research and development costs. The material changes and reasons for the changes from fiscal 1995 to fiscal 1996 were: a decrease in legal and settlements of $37,000 (the decrease was due to a reduction of settlements being paid in the current fiscal year), a decrease in public relations of $42,000 (the Company has primarily focused on advertising and reduced public relations efforts), a decrease in salaries of $49,000 (the Company is in continuing efforts to reduce salaries). Research and development costs (associated with new product development) were $314,000 higher in the first three months of fiscal 1996 than in the comparable period in fiscal 1995. The increased levels in research and development associated with FLASHBACK, although subject to quarterly variations, are expected to continue at higher levels than the prior year.

The Company reported a net loss of $2.3 million for the first quarter of fiscal 1996, as opposed to an operating loss of $1.6 million for the first quarter of fiscal 1995. The increase in the loss was primarily the result of the increased gross loss from sales.

Liquidity and Capital Resources

At June 30, 1995, the Company had working capital deficit of $499,000, compared to working capital of $1.7 million at March 31, 1995. The Company had approximately $4.2 million of working capital invested in inventories at June 30, 1995, compared to approximately $2.7 million at March 31, 1995 with the increase due to FLASHBACK components. The decrease in working capital is a result of the Company's continuing losses, which have been funded by working capital. During the 12 months ended June 30, 1995, the Company borrowed approximately $3.0 million under its credit line and has exhausted its available credit thereunder. Approximately $2.2 million in working capital was expended by the Company in the quarter ended June 30, 1995 and management estimates that approximately $1.0 million in working capital will be expended in the quarter ended September 30, 1995. The Company's current cash position is insufficient to enable the Company to meet either its obligations to creditors or its on-going expenses.

The Company has a $3.0 million line of credit with CVD Financial Corporation ("CVD") of Pasadena, California and has exhausted its credit thereunder. The Company's line of credit expired on July 31, 1995 and on August 10, 1995 the parties agreed to a six month extension, subject to documentation. Substantially all of the assets of the Company and its subsidiary (including JABRA shares) are pledged to CVD as collateral for the amounts loaned and the Company is prohibited from incurring additional indebtedness without CVD's prior consent. There can be no assurance that CVD would not be able to call its loan prior to the extended maturity, if consummated, however in any event, should the loan not be extended, refinanced or repaid, then CVD could foreclose on the Company's assets.

Accordingly, the Company will require additional capital (and a replacement or refinancing of the CVD loan) during fiscal 1996 to meet its debts as they become due and to continue as a going concern. The Company may also require additional working capital to finance production and sales of FLASHBACK. Successful commercialization of FLASHBACK could require additional working capital for promotion and advertising. The Company estimates that planned expenditures and projected working capital requirements will require a minimum of an additional $3 million (in addition to the $3 million required to refinance the

CVD loan) to continue operating for the next twelve months. Should FLASHBACK sales take more time to develop then additional funds may be required as substantial resources are currently invested in inventory in anticipation of FLASHBACK sales. The existing business may be able to generate a portion of the additional $3 million required depending on FLASHBACK results, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for additional capital or refinancing of existing debt. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to refinance existing debt or raise additional funds could have a material adverse effect on the Company and could force the Company to reduce or curtail operations. These events could cause the Company to elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or become subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

Changes in Cash

For the three months ended June 30, 1995, net cash decreased $3.0 million. Cash used in operating activities was $3.0 million. Major components using cash were a net loss of $2.4 million, increase in inventory of $1.5 million, and an increase in accounts receivable of $0.2 million. Major components providing cash were an increase in accounts payable of $0.8 million, depreciation and amortization of $0.1 million and an increase in other accounts payable and accrued liabilities of $0.1 million.

Possible Inability to Continue as a Going Concern.

The Company has suffered recurring losses from operations and has a minimal working capital surplus. This factor, in combination with (i) the Company's exhaustion of it's presently existing line of credit, (ii) the Company's substantial reliance upon such lines of credit to fund the continuing, increasing losses from operations and cash flow deficits, (iii) substantial inventory buildup during fiscal 1995 and fiscal 1996 consisting of raw materials, components and finished product to be utilized in the manufacture and sale of its FLASHBACK product and material decline in inventory turnover, (iv) materially increased net losses and cash flow deficits from operations during fiscal 1995 and first quarter 1996 and (v) the likelihood that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

PART II. OTHER INFORMATION

Item 6. Exhibits or Reports on Form 8-K

(b)   Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fiscal quarter ended June 30, 1995:

                  Date of Report         Items Reported
                  --------------         --------------
                  April 10, 1995         Item 5 - Other Events
                  April 10, 1995         Item 5 - Other Events

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORRIS COMMUNICATIONS CORP.


Date: June 11,1996                By:  /s/ Katleen E. Terry
                                       ------------------------------
                                       Kathleen E. Terry
                                       (Principal Financial and Accounting
                                       Officer and duly authorized to sign on
                                       behalf of the Registrant)