Form 10QSB/A
period 1995-09-30
NORRIS COMMUNICATIONS CORP
filed 1996-07-05
CIK 886328

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

_X_      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
 -

                  For quarterly period ended September 30, 1995

                         Commission File Number 0-20734

                           NORRIS COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

         Yukon Territory, Canada                         None
    (State or other jurisdiction of             (I.R.S. Empl. Ident. No.)
     incorporation or organization)

      12725 Stowe Drive, Poway, California                92064
    (Address of principal executive offices)            (Zip Code)

                                 (619) 679-1504
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, without par value                       13,390,391
          (Class)                           (Outstanding at November 13, 1995)
===============================================================================

                           NORRIS COMMUNICATIONS CORP.
                                      INDEX
                                                                            Page

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

            Consolidated Balance Sheets as of September 30, 1995 and
            and March 31, 1995 (unaudited)                                   3

            Consolidated Statements of Operations for the three and six
            months ended September 30, 1995 and 1994 (unaudited)             4

            Consolidated Statements of Cash Flows for the six months
            ended September 30, 1995 and 1994 (unaudited)                    5

            Notes to Interim Consolidated Financial Statements               6

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9

PART II. OTHER INFORMATION                                                  12

   Item 1. Legal Proceedings                                                *
   Item 2. Changes in Securities                                            *
   Item 3. Defaults upon Senior Securities                                  *
   Item 4. Submission of Matters to a Vote of Security Holders              12
   Item 5. Other Information                                                *
   Item 6. Exhibits and Reports on Form 8-K                                 *



SIGNATURES                                                                  13

         *  No information provided due to inapplicability of the item.

                 NORRIS COMMUNICATIONS CORP.
                 CONSOLIDATED BALANCE SHEETS
                 (EXPRESSED IN U.S. DOLLARS)
                          UNAUDITED

                                                              SEPTEMBER 30, 1995      MARCH 31, 1995
                                                                       $                      $
                                                              --------------------------------------
ASSETS
CURRENT
Cash                                                                          --          3,291,203
Accounts receivable, less allowance for doubtful
   accounts of $200,000 and $210,000, respectively                       139,866            152,673
Inventory (note 3)                                                     4,013,156          2,663,403
Prepaid expenses and other                                               307,694            396,644
                                                              --------------------------------------
TOTAL CURRENT ASSETS                                                   4,460,716          6,503,923

Property and equipment, net                                            1,504,529          1,742,796
Purchased goodwill, net of accumulated amortization of
   $354,015 and $309,646, respectively                                   310,586            354,955
Other intangible assets, net of accumulated amortization of
   $21,631 and $17,451 respectively                                       56,743             56,958
                                                              --------------------------------------
TOTAL ASSETS                                                           6,332,574          8,658,632
                                                              ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Note payable                                                           3,132,646          3,000,000
Accounts payable, trade                                                2,710,742          1,234,574
Other accounts payable and accrued liabilities                            19,853            410,539
Current portion of capital lease obligations                             165,896            193,229
                                                              --------------------------------------
TOTAL CURRENT LIABILITIES                                              6,029,137          4,838,342
                                                              --------------------------------------
STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 30,000,000
   shares;  11,918,862 and 11,616,814 shares outstanding,
   respectively (note 4)                                              18,180,054         17,849,751
Contributed surplus                                                    1,592,316          1,592,316
Deficit                                                              (19,468,933)       (15,621,777)
                                                              --------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               303,437          3,820,290
                                                              --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             6,332,574          8,658,632
                                                              ======================================



See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED


                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         SEPTEMBER 30                     SEPTEMBER 30
                                                    1995             1994            1995               1994
                                                      $                $               $                  $
                                              ------------------------------      ------------------------------
REVENUES                                          327,871         1,217,471          806,603          2,434,004
Cost of sales                                     725,440         1,480,583        2,192,405          2,967,882
                                              ------------------------------      ------------------------------
Gross loss                                       (397,569)         (263,112)      (1,385,802)          (533,878)
                                              ------------------------------      ------------------------------

OPERATING EXPENSE (INCOME)

Selling and administrative                        912,264         1,268,121        1,695,733          2,447,109
Research and related expenditures                 126,365           169,611          604,090            333,088
Interest expense                                   57,406            62,511          181,940             71,472
Interest income                                    (4,224)             (625)         (20,409)              (751)
                                              ------------------------------      ------------------------------
                                                1,091,811         1,499,618        2,461,354          2,850,918
                                              ------------------------------      ------------------------------
Operating loss                                 (1,489,380)       (1,762,730)      (3,847,156)        (3,384,796)
Provision for income taxes                             --                --               --                 --
                                              ------------------------------      ------------------------------
NET LOSS                                       (1,489,380)       (1,762,730)      (3,847,156)        (3,384,796)
                                              ==============================      ==============================

Net loss per share                                  (0.13)            (0.23)           (0.33)             (0.46)
                                              ==============================      ==============================

Weighted average shares                        11,710,529         7,702,231       11,697,517          7,315,147
                                              ==============================      ==============================


See notes to interim consolidated financial statements

                       NORRIS COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                   UNAUDITED

For the six months ended September 30

                                                             1995                  1994
OPERATING ACTIVITIES                                          $                      $
                                                      ---------------          --------------
Net loss                                                  (3,847,156)            (3,384,796)
Adjustments to reconcile net loss to net cash
     used by operating activites:
     Depreciation and amortization                           255,229                253,887
     Loss from sales of assets                                38,550
Changes in assets and liabilities:
     Accounts receivable                                      12,807                258,074
     Inventory                                            (1,349,753)              (705,475)
     Prepaid expenses and other                               88,950               (385,270)
     Accounts payable, trade                               1,476,168                624,225
     Other accounts payable and accrued liabilities         (390,686)               (12,912)
                                                      --------------           ------------
Cash used in operating activities                         (3,715,891)            (3,352,267)
                                                      --------------           ------------


INVESTING ACTIVITIES

Purchase of property and equipment                           (35,263)              (161,104)
Proceeds on sale of assets                                    28,300
Investment in patents and intangibles                         (3,965)               (27,933)
                                                      --------------           ------------
Cash used in investing activities                            (10,928)              (189,037)
                                                      --------------           ------------

FINANCING ACTIVITIES

Advances under operating line of credit                      132,646              2,220,000
Principal payments on capital lease obligations              (27,333)               (32,867)
Repayment of note payable                                         --                (31,250)
Proceeds from issuance of shares                             330,303                 20,621
                                                      --------------           ------------
Cash provided by financing activities                        435,616              2,176,504
                                                      ==============           ============

Net decrease in cash                                      (3,291,203)            (1,364,800)
                                                      --------------           ------------

Cash, beginning of period                                  3,291,203              1,459,526
                                                      --------------           ------------
Cash, end of period                                               --                 94,726
                                                      ==============           ============


SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
      Cash paid during the period for:
       Interest                                             181,940                 71,472


 See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 1995

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

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flows from operations in six of its past seven fiscal years and for the six month period ended September 30, 1995. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the six month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. The interim consolidated financial statements and notes thereto are stated in U.S. dollars.

3. INVENTORY

Inventory is valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                              September 30, 1995        March 31, 1995
                              ------------------        --------------
Raw materials                 $1,712,539                $1,396,112
Work in process                  109,958                   444,192
Finished goods                 2,190,659                   823,099
- -------------------------------------------------------------------------------
                              $4,013,156                $2,663,403
===============================================================================

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 1995

4. COMMON STOCK

The following table summarizes shares issued and outstanding:

                                               Shares                Amount
                                               ------                ------
Balance March 31, 1995                     11,616,814           $17,849,751
Stock options exercised                        15,000                30,303
Stock issued                                  287,048               300,000
- -------------------------------------------------------------------------------
Balance September 30, 1995                 11,918,862           $18,180,054
===============================================================================


5. OPTIONS AND WARRANTS

At September 30, 1995 warrants and stock options were outstanding/exercisable into the following listed shares:

                    Number of  Exercise Price
Description          Shares      U.S.$              Cdn. $    Expiration Date
- -------------------------------------------------------------------------------
Warrants             115,000     $3.76                *         February 1996
Warrants             200,000     $2.00                *        September 1998
Warrants             450,000     $1.75                *             June 1999
Warrants              33,750     $4.00                *             June 1999
Warrants              82,100     $4.00                *           August 1999
Warrants             106,986     $2.25                *         February 2000
Warrants              88,014     $2.25                *            March 2000
- -------------------------------------------------------------------------------
Total              1,075,850
===============================================================================


Stock options         56,000     $3.65                *            August 1996
Stock options         15,000     $2.00                *         September 1996
Stock options          2,000     $4.47            $6.01           January 1997
Stock options         60,000     $3.38                *             April 1997
Stock options        287,818     $2.11            $2.84            August 1997
Stock options        100,000     $2.00                *         September 1997
Stock options        150,000     $1.50                *           October 1998
Stock options        181,000     $2.11            $2.84          November 1998
Stock options        129,840     $3.65                *            August 1999
Stock options        512,000     $3.38                *             April 2000
- -------------------------------------------------------------------------------
Total              1,493,658

===============================================================================

         * These warrants and options are denominated in U.S. dollars. All other options are denominated in Canadian dollars with the U.S. dollar equivalent computed at the exchange rate in effect on September 30, 1995.

6. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $8,028,000 and $4,285,000 for federal and state tax purposes, respectively, subject to certain limitations.

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 1995

7. INVESTMENT IN JABRA CORPORATION

The Company owns 1,800,000 common shares of JABRA or 23.2% (1994-1,800,000 common shares or 33.5%) of JABRA's common shares. Effective July 15, 1993, JABRA has been accounted for under the cost method and at September 30, 1995 the carrying value was nil.

8. NET LOSS PER SHARE

The net loss per share is calculated using a weighted average number of common shares and common stock equivalents outstanding for the period.

9. SUBSEQUENT EVENTS

On or about October 26, 1995, the Company completed a private placement of 1,280,667 common shares with gross cash proceeds to the Company of $1.7 million. Auerbach, Pollak & Richardson, Inc. ("Auerbach") acted as placement agent. The Company paid a 7.0% commission, costs and issued 128,067 warrants to Auerbach in connection with the private placement.

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

The Company has incurred operating losses in six of its past seven years and these losses have been material. The Company incurred an operating loss of $7.1 million in fiscal 1995. This resulted from the development and launch of the FLASHBACK and losses incurred in contract manufacturing operations. Since future results are primarily dependent on FLASHBACK results, the Company's losses are expected to continue until such time as the Company is able to manufacture and sell quantities at sufficient margins to cover fixed costs of operations. The Company's inability to accomplish the foregoing would have a material adverse effect on the Company's ability to operate profitably and without sufficient financial resources in the future, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

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

On November 10, 1995, the Company announced an Original Equipment Manufacturer
(OEM) sales division had been created to meet the demand for the FLASHBACK technology. The three goals are to (1) license the microprocessor and software,
(2) design and manufacture custom products, and (3) offer private label branding of current Company products. Also, the Company announced the availability of the Norris FlashFile System as a development tool for individuals and companies preparing to use Flash memory in their systems and/or products. Norris' system stores and manipulates data using a file manager API, and supports compressed voice, image, or video as well as conventional file data.

Results of Operations

Revenues of $0.3 million for the second quarter of fiscal 1996 decreased by 73.1% from revenues of $1.2 million for the second quarter of fiscal 1995. For the first six months of fiscal 1996, the Company reported revenues of $0.8 million, significantly lower than revenues of $2.4 million for the first six months of fiscal

1995. A portion of the decrease in revenues was due to the unanticipated minimal and deferral of FLASHBACK orders. Fiscal 1996 revenues were primarily from the operations and sales of the FLASHBACK. Fiscal 1995 revenues were primarily from the operations of the contract manufacturing business. A substantial portion of the Company's revenues have been derived primarily from a limited number of customers. The loss of certain large customers or a decline in the economic prospects of such customers would have a material adverse effect on the Company.

Gross loss was $0.4 million or 121% of revenues in the second quarter of fiscal 1996, compared to a gross loss of $0.3 million or 22% in the second quarter of fiscal 1995. For the first six months of fiscal 1996, the Company reported gross loss of $1.4 million or 172% of revenues, as compared to a gross loss of $0.5 million or 22% for the first six months of fiscal 1995. During the first six months of fiscal 1996, the decrease in gross profit was due to the Company's cessation of contract manufacturing and minimal sales of the FLASHBACK product while fixed overhead expenses related to cost of sales plus the cost of product were greater than the revenues generated by the sales of Flashback. In the first fiscal quarter of 1996 cost of sales included $980,000 representing the cost of 7,000 discontinued FLASHBACK units sold to Active Media Services, Inc., an independent media trading firm. These units were sold in exchange for $1,172,500 of media trade credits. The Company recognized no prepaid asset nor any revenue in connection with the trade credits since their use requires certain matching cash payments and the Company's ability to continue as a going concern is in substantial doubt. Management believes the credits have very limited future value in planned operations and intends to recognize future revenue from the trade credits only when ascertainable economic value is realized from their use.

During the first six months of fiscal 1995, sales were from contract manufacturing, in which high costs resulted from accepting lower margin turnkey and consignment orders and an increased mix of through-hole printed circuit boards which required more hand placement of components (which increased labor costs with no corresponding increase in revenues).

Total operating expenses (including research and related expenditures, selling and administrative and interest expense less interest income) were $1.1 million for the second quarter of fiscal 1996 as compared to $1.5 million for the second quarter of fiscal 1995. For the first six months of fiscal 1996, operating expenses were $2.5 million, as compared to $2.9 million in fiscal 1995. The reduction of these operating expenses was primarily due to an effort to reduce expenses, while manufacturing and selling the FLASHBACK. The material changes and reasons for the changes from the first six months of fiscal 1996 compared to the first six months of fiscal 1995 were: a decrease in legal and settlements of $299,000 (the decrease was due to a reduction of settlements and legal fees being paid in the current fiscal year), a decrease in salaries of $127,000 (the Company is in continuing efforts to reduce salaries), a decrease in finders fee of $124,000 (a large line of credit was established in the prior year where a finders fee was paid), and a decrease in public relations of $71,000 (the Company has primarily focused on advertising and reduced public relations efforts). These decreases were offset by increases in research and development during the first fiscal quarter of 1996.

Research and development costs (associated with new product development) were $126,000 for the second quarter of fiscal 1996, as compared to $170,000 for the second quarter of fiscal 1995. For the first six months of fiscal 1996, research and development costs were $604,000, as compared to $333,000 for the first six months of fiscal 1995. The increased levels in research and development associated with FLASHBACK, although subject to quarterly variations, are expected to continue at higher levels than the prior year.

The Company reported an operating loss of $1.5 million for the second quarter of fiscal 1996, as compared to an operating loss of $1.8 million for the second quarter of fiscal 1995. For the first six months of fiscal 1996, the Company reported an operating loss of $3.8 million, as compared to an operating loss of $3.4 million for the first six months of fiscal 1995.

Liquidity and Capital Resources

At September 30, 1995, the Company had a working capital deficit of $1.6 million, compared to working capital of $1.7 million at March 31, 1995. The Company had approximately $4.0 million of working capital invested in inventories at September 30, 1995, compared to approximately $2.7 million at March 31, 1995 with the increase due to FLASHBACK components. The decrease in working capital is a result of the Company's continuing losses, which have been funded by working capital. The Company has exhausted its available credit under its credit line which was converted to a fixed note, as discussed below. Approximately $1.1 million in working capital was expended by the Company in the quarter ended September 30, 1995 and management estimates that approximately $1.0 million in working capital will be expended in the quarter ended December 31, 1995. The Company's current cash position is insufficient to enable the Company to meet either its obligations to creditors or its on-going expenses.

On October 17, 1995, the Company executed a Loan Modification Agreement with CVD Financial Corporation ("CVD"), regarding the line of credit. The Loan Modification Agreement, which had an effective date of August 1, 1995, provided for (i) the extension of the maturity date of the loan (the "Loan") to January 31, 1996, (ii) a reduction in the interest rate charged by CVD from prime rate plus seven percent (7%) to prime rate plus two percent (2%), (iii) the waiver by CVD of certain events of default which had occurred, including the Company's failure to make interest payments due June 1, July 1, and August 1, 1995 in the aggregate of $122,146 and to pay the entire balance of the Loan at its original maturity on July 31, 1995, (iv) the issuance of 75,000 shares of the Company's common stock, to CVD, (v) the issuance of a new warrant to CVD to purchase 200,000 shares of Common Stock at $2.00 per share, (vi) the repricing of existing warrants to purchase 450,000 shares of Common Stock to $1.75 per share,
(vii) the issuance of an option to acquire up to 300,000 shares of JABRA Corporation ("JABRA") common stock at a price of $1.50 per share, (viii) the grant of certain conversion rights to CVD to enable CVD to convert at anytime prior to repayment all or any portion of the outstanding principal balance of the Loan (including accrued but unpaid interest) into shares of Common Stock at the lesser of (a) $1.50 per share or (b) following the occurrence of an event of default, the higher of $1.00 per share and the average closing price for the 20 days preceding the date of notice of an event of default, and (ix) in the event CVD becomes the holder of not less than 1,000,000 shares of Common Stock, to nominate and appoint one director to the Company's board of directors. Substantially all of the assets of the Company and its subsidiary (including JABRA shares) are pledged to CVD as collateral for the amounts loaned and the Company is prohibited from incurring additional indebtedness without CVD's prior consent. In addition, as a result of the loan modification agreement, the loan is low non-revolving (i.e. no additional funds may be borrowed prior to maturity and 33% of the net proceeds from any equity financing must be used to pre-pay the loan.

On October 17, 1995, the Company paid CVD $429,000, reducing the outstanding balance of the Loan to $2,703,646.

Accordingly, the Company will require additional capital (and a replacement or refinancing of the CVD loan) during fiscal 1996 to meet its debts as they become due and to continue as a going concern. The Company will also require additional working capital to finance production and sales of FLASHBACK. Successful commercialization of FLASHBACK could require additional working capital for promotion and advertising. The Company estimates that planned expenditures and projected working capital requirements will require a minimum of an additional $3 million (in addition to the $2.7 million required to refinance the CVD loan) to continue operating for the next twelve months. Should FLASHBACK sales take more time to develop, then additional funds may be required as substantial resources are currently invested in inventory in anticipation of FLASHBACK sales. The existing business may be able to generate some of the additional $3 million required depending on FLASHBACK results, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for additional capital and refinancing of existing debt. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to refinance existing debt or raise additional funds could have a material adverse effect on the Company and could force the Company to reduce or curtail operations.

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

Changes in Cash

For the six months ended September 30, 1995, net cash decreased $3.3 million. Cash used in operating activities was $3.7 million. Major components using cash were a net loss of $3.8 million, increase in inventory of $1.3 million, and a decrease in other accounts payable of $0.4 million. The increase in inventory resulted from a build-up of finished goods inventory. Major components providing cash were an increase in accounts payable of $1.5 million and depreciation and amortization of $0.3 million. The major component of cash provided by financing activities was proceeds from issuance of shares of $0.3 million.

Possible Inability to Continue as a Going Concern.

The Company has suffered recurring losses from operations and has a working capital deficit at September 30, 1995. This factor, in combination with (i) the Company's exhaustion of it's presently existing line of credit, (ii) the Company's substantial reliance upon such lines of credit to fund the continuing, increasing losses from operations and cash flow deficits, (iii) substantial inventory buildup during fiscal 1995 and fiscal 1996 consisting of raw materials, components and finished product to be utilized in the manufacture and sale of its FLASHBACK product and material decline in inventory turnover, (iv) materially increased net losses and cash flow deficits from operations during fiscal 1995 and first and second quarters of 1996 and (v) the likelihood that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

PART II.       OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders on September 28, 1995, the following members were elected to the Board of Directors:

         Elwood G. Norris
         Robert Putnam
         R. Gordon Root

The following proposals were approved at the Company's Annual Meeting:

                                               Affirmative  Negative   Votes
                                               Votes        Votes      Withheld
                                               --------------------------------
1.  To confirm, By-Laws No. 1                  2,450,037    36,700     36,640

2.  To increase authorized common shares       2,418,192    75,885     29,300
     to 30,000,000

3.  Appointment of Ernst & Young, Chartered    2,506,077     8,700      8,600
     Accountants, as auditors of the Company

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORRIS COMMUNICATIONS CORP.



Date: June 11, 1996                      By: /s/ Kathleen E. Terry
                                             ----------------------------------
                                                 Kathleen E. Terry
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)