Form 10QSB/A
period 1995-12-31
NORRIS COMMUNICATIONS CORP
filed 1996-07-05
CIK 886328

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---
        EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1995

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


                                 (619) 679-1504
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, without par value                          15,103,703
- -------------------------------                          ----------
          (Class)                            (Outstanding at February 12, 1996)


================================================================================

                           NORRIS COMMUNICATIONS CORP.

                                      INDEX

                                                                                              Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Balance Sheets as of December 31, 1995 and
                  and March 31, 1995 (unaudited)                                                3

                  Consolidated Statements of Operations for the three and nine
                  months ended December 31, 1995 and 1994 (unaudited)                           4

                  Consolidated Statements of Cash Flows for the nine months
                  ended December 31, 1995 and 1994 (unaudited)                                  5

                  Notes to Interim Consolidated Financial Statements                            6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         8

PART II. OTHER INFORMATION                                                                     12

         Item 1. Legal Proceedings                                                             12
         Item 2. Changes in Securities                                                         *
         Item 3. Defaults upon Senior Securities                                               12
         Item 4. Submission of Matters to a Vote of Security Holders                           *
         Item 5. Other Information                                                             *
         Item 6. Exhibits and Reports on Form 8-K                                              12


SIGNATURES                                                                                     13

         *  No information provided due to inapplicability of the item.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                          NORRIS COMMUNICATIONS CORP.
                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                   UNAUDITED

                                                                DECEMBER 31, 1995 MARCH 31, 1995
                                                                         $               $
                                                                --------------------------------
ASSETS
CURRENT
Cash                                                                1,377,798          3,291,203
Accounts receivable, less allowance for doubtful
   accounts of $190,499 and $210,000, respectively                    372,549            152,673
Inventory (note 3)                                                  3,425,847          2,663,403
Prepaid expenses and other                                            426,721            396,644
                                                                  ------------------------------
TOTAL CURRENT ASSETS                                                5,602,915          6,503,923
Property and equipment, net                                         1,411,301          1,742,796
Purchased goodwill, net of accumulated amortization of
   $376,200 and $309,646, respectively                                288,401            354,955
Other intangible assets, net of accumulated amortization of
   $23,795 and $17,451 respectively                                    54,551             56,958
                                                                  ------------------------------
TOTAL ASSETS                                                        7,357,168          8,658,632
                                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Convertible note payable (note 4)                                   2,703,646          3,000,000
Accounts payable, trade                                             2,185,305          1,234,574
Other accounts payable and accrued liabilities                         81,050            410,539
Current portion of capital lease obligations                          168,984            193,229
                                                                  ------------------------------
TOTAL CURRENT LIABILITIES                                           5,138,985          4,838,342
STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 30,000,000
   shares; 15,103,703 and 11,616,814 shares outstanding,
   respectively (note 5)                                           21,762,337         17,849,751
Contributed surplus                                                 1,592,316          1,592,316
Deficit                                                           (21,136,470)       (15,621,777)
                                                                  ------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          2,218,183          3,820,290
                                                                  ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          7,357,168          8,658,632
                                                                  ==============================


See notes to interim  consolidated financial statements

                          NORRIS COMMUNICATIONS CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (EXPRESSED IN U.S. DOLLARS)
                                   UNAUDITED

                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     DECEMBER 31                            DECEMBER 31
                                              1995               1994              1995               1994
                                                $                  $                 $                   $
                                           ----------         ----------         ----------         ----------
REVENUES                                      573,095          1,134,074          1,379,698          3,568,078
Cost of sales                               1,074,342          1,301,028          3,266,747          4,268,910
                                           ----------         ----------         ----------         ----------

Gross loss                                   (501,247)          (166,954)        (1,887,049)          (700,832)
                                           ----------         ----------         ----------         ----------

OPERATING EXPENSE (INCOME)
Selling and administrative                    924,793            897,057          2,620,525          3,344,166
Research and related expenditures             139,679            393,910            743,769            726,998
Interest expense                              109,051            128,159            290,991            199,631
Interest income                                (7,232)              (848)           (27,641)            (1,599)
                                           ----------         ----------         ----------         ----------

                                            1,166,291          1,418,278          3,627,644          4,269,196
                                           ----------         ----------         ----------         ----------

Operating loss                             (1,667,538)        (1,585,232)        (5,514,693)        (4,970,028)
Provision for income taxes (note 7)                --                 --                 --                 --
                                           ----------         ----------         ----------         ----------

NET LOSS                                   (1,667,538)        (1,585,232)        (5,514,693)        (4,970,028)
                                           ==========          =========         ==========          =========


Net loss per share (note 9)                     (0.12)             (0.21)             (0.45)             (0.65)
                                           ==========          =========         ==========          =========


Weighted average shares                    13,748,152          7,706,814         12,381,062          7,605,147
                                           ==========          =========         ==========          =========



See notes to interim consolidated financial statements

                       NORRIS COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                   UNAUDITED

                                                                                  FOR THE NINE MONTHS
                                                                                    ENDED DECEMBER 31

                                                                             1995                       1994
OPERATING ACTIVITIES                                                           $                          $
                                                                          ----------                 ----------
Net loss                                                                 ($5,514,693)               ($4,970,028)
Adjustments to reconcile net loss to net cash
     used by operating activites:
     Depreciation and amortization                                           373,049                    380,469
     Loss from sales of assets                                                38,550                    109,120
Changes in assets and liabilities:
     Accounts receivable                                                    (219,876)                   236,176
     Inventory                                                              (762,444)                  (782,495)
     Prepaid expenses and other                                              (30,077)                  (341,686)
     Accounts payable, trade                                                 950,731                    940,571
     Other accounts payable and accrued liabilities                         (329,489)                     8,834
                                                                          ----------                 ----------
Cash (used in) operating activities                                       (5,494,249)                (4,419,039)
                                                                          ----------                 ----------

INVESTING ACTIVITIES
Purchase of property and equipment                                           (35,506)                  (171,632)
Proceeds on sale of assets                                                    28,300                    135,500
Investment in patents and intangibles                                         (3,937)                   (27,933)
                                                                          ----------                 ----------

Cash (used in) investing activities                                          (11,143)                   (64,065)
                                                                          ----------                 ----------

FINANCING ACTIVITIES
Advances (payments) on note payable                                         (296,354)                 3,220,000
Principal payments on capital lease obligations                              (24,245)                   (52,368)
Repayment of note payable                                                  --                           (31,250)
Proceeds from issuance of shares - net                                     3,912,586                  1,720,621
                                                                          ----------                 ----------
Cash provided by financing activities                                      3,591,987                  4,857,003
                                                                          ----------                 ----------

Net increase (decrease) in cash                                           (1,913,405)                   373,899
Cash, beginning of period                                                  3,291,203                  1,459,526
                                                                          ----------                 ----------
Cash, end of period                                                       $1,377,798                 $1,833,425
                                                                          ==========                 ===========
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
     Cash paid during the year for:
 Interest                                                                   $290,991                   $199,631


 See notes to interim consolidated financial statements

                          NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1995

1. OPERATIONS

Norris Communications Corp. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company is engaged through its wholly-owned subsidiary in the development, manufacture and marketing of electronic products and exploiting proprietary technology.

2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Norris Communications, Inc. ("NCI"), based in San Diego County, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flows from operations in six of its past seven fiscal years and for the nine month period ended December 31, 1995. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the nine month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. The interim consolidated financial statements and notes thereto are stated in U.S. dollars.

3. INVENTORY

Inventory is valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:


                          December 31, 1995               March 31, 1995
                          -----------------               --------------

Raw materials             $  1,940,531                        $1,396,112
Work in process                169,001                           444,192
Finished goods               1,316,315                           823,099
- -------------------------------------------------------------------------------
                          $  3,425,847                        $2,663,403
===============================================================================

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1995

4. CONVERTIBLE NOTE PAYABLE

The convertible note payable is due to a finance company and bears interest at prime plus 2%. On February 1, 1996 the Company renegotiated the due date of the note to April 30, 1996 with a $33,155 extension fee added to the principal of the note. The note and any accrued interest is convertible into common shares at $1.50 per share subject to adjustment on default. The note is collateralized by a first security interest covering accounts receivable, inventory, property and equipment, and other assets, and a specific pledge of the Company's shares in JABRA (see Note 8).

5. COMMON STOCK

The following table summarizes shares issued during the period ended December 31, 1995:

                                     Shares                Amount
                                     ------                ------
Balance, March 31, 1995            11,616,814           $17,849,751
Stock options exercised                15,000                30,303
Stock issued for debt                 304,175               440,748
Stock issued for cash               3,167,714             3,441,535
- -------------------------------------------------------------------------------
Balance, September 30, 1995        15,103,703           $21,762,337
===============================================================================

6. OPTIONS AND WARRANTS

At December 31, 1995 warrants and stock options were outstanding/exercisable into the following listed shares:

                 Number of   Exercise Price
Description       Shares        U.S.$          Cdn. $      Expiration Date
- ----------------------------------------------------------------------------
Warrants           115,000      3.76              *            February 1996
Warrants           200,000      2.00              *           September 1998
Warrants           450,000      1.75              *                June 1999
Warrants            33,750      4.00              *                June 1999
Warrants            82,100      4.00              *              August 1999
Warrants (1)       106,986      2.01              *            February 2000
Warrants (1)        88,014      2.01              *               March 2000
Warrants (1)       134,667      1.91              *             October 2005
- ----------------------------------------------------------------------------
Total            1,210,517
============================================================================
Stock options       56,000      3.65              *              August 1996
Stock options       15,000      2.00              *           September 1996
Stock options        2,000      4.41           6.01             January 1997
Stock options       60,000      3.38              *               April 1997
Stock options      287,818      2.09           2.84              August 1997
Stock options      100,000      2.00              *           September 1997
Stock options      150,000      1.50              *             October 1998
Stock options      181,000      2.09           2.84            November 1998
Stock options      129,840      3.65              *              August 1999
Stock options      512,000      3.38              *               April 2000
- ----------------------------------------------------------------------------
Total            1,493,658
============================================================================

         * These warrants and options are denominated in U.S. dollars. All other options are denominated in Canadian dollars with the U.S. dollar equivalent computed at the exchange rate in effect on December 31, 1995. (1) These warrants, amongst other provisions, contain a provision for adjustment for dilutive events. The exercise prices and where applicable, the number of warrants, have been adjusted to reflect any such events through December 31, 1995.

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1995

7. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $8,028,000 and $4,285,000 for federal and state tax purposes, respectively, subject to certain limitations arising from changes in ownership.

8. INVESTMENT IN JABRA CORPORATION

The Company owns 1,800,000 common shares of JABRA or 23.2% (1994-1,800,000 common shares or 33.5%) of JABRA's common shares. Effective July 15, 1993, JABRA has been accounted for under the cost method and at December 31, 1995 the carrying value was nil. In connection with the convertible note payable (see
Note 4) the Company has granted the financial institution an option to purchase 300,000 of the JABRA common shares at option price of $1.50 per share until July 31, 1997.

9. NET LOSS PER SHARE

The net loss per share is calculated using a weighted average number of common shares and common stock equivalents outstanding for the period. Common equivalent shares consisting of outstanding stock options, warrants and the convertible note have been excluded because their effect would be antidilutive.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Prior to the introduction of the FLASHBACK recorder in December 1994, the revenues of the Company were generated by contract manufacturing. Contract manufacturing accounted for over 90% of total revenues in fiscal 1995. As a result of the reduction of outside contract manufacturing services, the reconfiguration of manufacturing to accommodate the production of FLASHBACK proprietary products, i.e. FLASHBACK and accessories, the sale of FLASHBACK products accounted for the majority of revenues for the nine months ended December 31, 1995. As a result of the reduced emphasis on contract manufacturing and greater emphasis on proprietary product manufacturing and sales, comparisons to prior results is less meaningful and prior results are not necessarily indicative of future results.

The Company has incurred operating losses in six of its past seven years and these losses have been material. The Company incurred an operating loss of $7.1 million in fiscal 1995. This resulted from the development and launch of the FLASHBACK and losses incurred in reducing contract manufacturing operations in preparation of FLASHBACK production. Since future results are dependent on proprietary product (FLASHBACK and new products scheduled for introduction) results, the Company's losses are expected to continue until such time as the Company is able to manufacture and sell quantities of proprietary products at sufficient margins to cover fixed costs of operations. Should the Company be unable to accomplish the foregoing and operate profitably, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Since the Company utilizes its own facility and equipment for the manufacture of proprietary products, gross margins are especially dependent upon sales volumes as a result of a substantial fixed manufacturing overhead. The Company estimates that its monthly fixed cash operating costs approximate $350,000 per month. At low sales volumes it is unlikely that positive gross margins from proprietary products can be achieved, however at higher volumes the allocation of fixed costs over more sales can result in increasing gross margins. Accordingly, the Company anticipates variances in gross margins from quarter to quarter in future quarters as production is still in the early stages and product sales volumes can vary as the various distribution channels are launched and as a result of seasonal and other factors associated with the sale of consumer electronic products.

Sales of and demand for the Company's FLASHBACK recorder have not met management's expectations due to a variety of factors including competitive pressure in the portable recording industry and insufficient financial resources to differentiate the product from competitors. The Company has responded by changing distribution channel emphasis to the high end business markets, by less reliance on outside sales representatives through the hiring of a director of sales and marketing and by educating retailers and customers on the differences between FLASHBACK and less expensive memo recorders. The scheduled introduction of the Company's SOUNDLINK computer peripheral in the first fiscal 1997 quarter is expected to open new channels of distribution and further differentiate the Company's product offerings. Sales are expected to be subject to significant month to month variability resulting from the limited market penetration achieved to date, the impact of new product introductions and the seasonal nature of demand for consumer electronic products. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by marketing and advertising expenditures, product positioning in retail outlets, technological developments and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and limited financial resources.

On November 10, 1995, the Company announced an original equipment manufacturer
(OEM) sales division had been created to meet the demand for the FLASHBACK technology. The three goals are to (1) license the microprocessor and software,
(2) design and manufacture custom products, and (3) offer private label branding of current Company products. Also, the Company announced the availability of the Norris FlashFile System as a development tool for individuals and companies preparing to use Flash memory in their systems and/or products. Norris' system stores and manipulates data using a file manager API (application programming interface), and supports compressed voice, image, or video as well as conventional file data. The Company anticipates, but there can be no assurance, that OEM revenues will become a significant component of future revenues of the Company.

Results of Operations

For the first nine months of fiscal 1996, the Company reported revenues of $1.3 million, 62% less than revenues of $3.6 million for the first nine months of fiscal 1995. Revenues for the third quarter of fiscal 1996 were $0.6 million compared to $1.1 million for the comparable quarter of fiscal 1995. The decrease in revenues is due to FLASHBACK sales not meeting expectations and not achieving sales levels comparable to prior contract manufacturing revenues. Fiscal 1996 revenues are primarily from sales of FLASHBACK. Fiscal 1995 revenues were primarily from the operations of the contract manufacturing business. A substantial portion of the Company's FLASHBACK revenues have been derived from a limited number of customers. The loss of certain large customers or a decline in the economic prospects of such customers would have a further adverse effect on the Company.

For the first nine months of fiscal 1996, the Company reported a gross loss of $1.9 million or 143% of revenues, as compared to a gross loss of $0.7 million or 20% for the first nine months of fiscal 1995. Gross loss was $0.5 million in the third quarter of fiscal 1996, compared to a gross loss of $0.16 million in the third quarter of fiscal 1995. During the first nine months of fiscal 1996, the decrease in gross profit was due to the Company's reduction of contract manufacturing and minimal sales of the FLASHBACK while fixed manufacturing overhead related to cost of sales plus the cost of product exceeded the revenues generated by sales of FLASHBACK. Also in the first quarter of fiscal 1996 cost of sales included $980,000 representing the cost of 7,000 discontinued FLASHBACK units sold to Active Media Services, Inc., an independent media trading firm. These units were sold in exchange for $1,172,500 of media trade credits. The Company recognized no prepaid asset nor any revenue in connection with the trade credits since their use requires certain matching cash payments and the Company's ability to continue as a going concern is in substantial doubt. Management believes the credits have very limited future value in planned operations and intends to recognize future revenue from the trade credits only when ascertainable economic value is realized from their use.

During the first nine months of fiscal 1995, sales were from contract manufacturing, with high manufacturing costs due to FLASHBACK startup costs and low margin turnkey and consignment orders and an increased mix of through-hole printed circuit boards which required more hand placement of components (which increased labor costs with no corresponding increase in revenues). Due to the Company's high manufacturing overhead, the Company expects to report gross losses until product sales and/or margins improve sufficiently to cover manufacturing overhead. The Company's strategies to produce positive margins includes increasing volume of existing products and adding new products, improving pricing, reducing manufacturing costs, obtaining additional contract manufacturing business, and obtaining new revenues from the OEM division. There can be no assurance the Company can achieve positive gross margins.

Total operating expenses (including research and related expenditures, selling and administrative and interest expense less interest income) were $1.2 million for the third quarter of fiscal 1996 as compared to $1.4 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, operating expenses were $3.6 million, as compared to $4.3 million in fiscal 1995. Operating expenses for the nine months decreased by $0.68 million primarily due to a concerted effort to reduce expenses, while manufacturing and selling the FLASHBACK. The material changes and reasons for the changes from the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995 were: a decrease in legal fees and settlements of $380,000 (the decrease was due to a reduction of settlements and legal fees being paid in the current fiscal year), a decrease in salaries of $100,000 (the Company reduced staffing due to financial constraints), a decrease in finders fees of $130,000 (a large line of credit was established in the prior year where a finders fee was paid), a decrease in public relations of $60,000 (the Company has reduced outside public relations internally assuming many of these duties), and a reduction of other advertising, promotions and trade show expenses of $80,000 (associated with the prior year new product launch), offset by an increase associated with a $120,000 refinancing fee on the convertible note. Research and development costs (associated with new product development) were $140,000 for the third quarter of fiscal 1996, as compared to $394,000 for the third quarter of fiscal 1995 which included intensive pre- FLASHBACK launch development costs. For the first nine months of fiscal 1996, research and development costs were $744,000, compared to $727,000 for the first nine months of fiscal 1995. The research and development associated with new products, although subject to quarterly variations, are expected to continue at recent quarter levels.

The Company reported an operating loss of $1.7 million for the third quarter of fiscal 1996, as compared to an operating loss of $1.6 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, the Company reported an operating loss of $5.5 million, as compared to an operating loss of $5.0 million for the first nine months of fiscal 1995.

Liquidity and Capital Resources

At December 31, 1995, the Company had working capital of $0.4 million, compared to working capital of $1.7 million at March 31, 1995. The Company had approximately $3.4 million of working capital invested in inventories at December 31, 1995, compared to approximately $2.7 million at March 31, 1995 with the increase due to FLASHBACK components. The decrease in working capital is a result of the Company's continuing losses which consumed working capital during the period. The Company exhausted its available credit under its credit line which was converted to a fixed note, as discussed below. Approximately $1.8 million in cash was used in operating activities by the Company in the quarter ended December 31, 1995 and management estimates that approximately $1.3 million cash will be expended in operating activities in the quarter ending March 31, 1996. The Company's current cash position is insufficient to enable the Company to meet either its obligations to creditors or its on-going expenses beyond approximately two months.

On October 17, 1995, the Company executed a Loan Modification Agreement with CVD Financial Corporation ("CVD"), regarding the line of credit. The Loan Modification Agreement, which had an effective date of August 1, 1995, provided for (i) the extension of the maturity date of the loan (the "Loan") to January 31, 1996, (ii) a reduction in the interest rate charged by CVD from prime rate plus seven percent (7%) to prime rate plus two percent (2%), (iii) the waiver by CVD of certain events of default which had occurred, (iv) the issuance of 75,000 shares of the Company's common stock, to CVD, (v) the issuance of a new warrant to CVD to purchase 200,000 shares of Common Stock at $2.00 per share, (vi) the repricing of existing warrants to purchase 450,000 shares of Common Stock to $1.75 per share, (vii) the issuance of an option to acquire up to 300,000 shares of JABRA Corporation ("JABRA") common stock at a price of $1.50 per share, (viii) the grant of certain conversion rights to CVD to enable CVD to convert at anytime prior to repayment all or any portion of the outstanding principal balance of the Loan (including accrued but unpaid interest) into shares of Common Stock at the lesser of (a) $1.50 per share or (b) following the occurrence of an event of default, the higher of $1.00 per share and the average closing price for the 20 days preceding the date of notice of an event of default, and (ix) in the event CVD becomes the holder of not less than 1,000,000 shares of Common Stock, to nominate and appoint one director to the Company's board of directors. Substantially all of the assets of the Company and its subsidiary (including JABRA shares) are pledged to CVD as collateral for the amounts loaned and the Company is prohibited from incurring additional indebtedness without CVD's prior consent. In addition, as a result of the Loan Modification Agreement, the loan is now non-revolving (i.e. no additional funds may be borrowed prior to maturity) and 33% of the net proceeds from any equity financing must be used to pre-pay the loan.

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

Accordingly, the Company will require additional capital (and a replacement or refinancing of the CVD note) within the next three months to meet its debts as they become due and to continue as a going concern. The Company will also require additional working capital to finance production and sales of its proprietary products. Successful commercialization of proprietary products and the introduction of the SOUNDLINK will require additional working capital. The Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $3.5 million (in addition to the $2.2 million required to refinance the CVD note) to continue operating for the next twelve months without any contribution from operations. The existing business may be able to generate some of the additional $3.5 million required depending on proprietary product results, success in obtaining contract manufacturing business and the ability of the OEM division to generate revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for additional capital and refinancing of existing debt. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to refinance existing debt or raise additional funds could have a material adverse effect on the Company and could force the Company to reduce or curtail operations.

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

Changes in Cash

For the nine months ended December 31, 1995, net cash decreased $1.9 million. Cash used in operating activities was $5.5 million. Major components using cash were a net loss of $5.5 million, increase in inventory of $0.8 million, an increase in accounts receivable of $0.2 million and an decrease in other accounts payable of $0.3 million. The increase in inventory resulted from a build-up of finished goods and raw materials and receivables increased from new sales. Major components providing cash were an increase in accounts payable of $1.0 million and depreciation and amortization of $0.4 million. The major component of cash provided by financing activities was proceeds from issuance of shares of $4.0 million.

Future Commitments and Financial Resources

The Company's future commitments are related to its capital and operating leases (see audited financial statements for the fiscal year ended March 31, 1995). These commitments are included in the cash requirements discussed above.

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

Possible Inability to Continue as a Going Concern.

The Company has suffered recurring losses from operations. This factor, in combination with (i) the Company's exhaustion of its credit line which was converted to a note, (ii) the Company's prior reliance upon debt to fund the continuing, increasing losses from operations and cash flow deficits, (iii) substantial inventory buildup during fiscal 1995 and fiscal 1996 consisting of raw materials, components and finished product to be utilized in the manufacture and sale of its FLASHBACK product and material decline in inventory turnover,
(iv) materially increased net losses and cash flow deficits from operations during fiscal 1995 and first nine months of fiscal 1996 and (v) the likelihood that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed the Company and its former President were defendents in an action filed in April 1995 in the Superior Court of the State of California for the County of San Diego by Homer Lesihau. Mr. Lesihau alleged among other claims breach of contract and unjust enrichment as it relates to work he performed for the Company. By agreement dated January 18, 1996, the complaints and the Company's crosscomplaints were agreed to be dismissed, without prejudice, for nominal consideration to paid by the Company.

Item 3. Defaults Upon Senior Securities

Prior to the execution of the Loan Modification Agreement with CVD Financial Corporation("CVD") dated October 17, 1995 as described in Item 2, certain events of default had occurred, including failure to make principal and interest payments, which were waived by the agreement. By an additional Loan Modification Agreement dated February 1, 1996 the due date of the note was extended from January 31, 1996 to April 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits: The following is an index of Exhibits previously filed with Form 10-QSB for the quarter ended December 31, 1995 dated February 11, 1996::

         10.5.8 Loan Modification Agreement between the Company and CVD Financial Corporation dated February 1, 1996.
         10.5.9 Amended and Restated Promissory Note between the Company and CVD Financial Corporation dated February 1, 1996

(b) Reports on Form 8-K:
The Company filed the following reports on Form 8-K during the fiscal quarter ended December 31, 1995:

Date of Report             Items Reported             Description
- --------------             --------------             -----------

October 27, 1995            Item 5 - Other Events      Loan modification agreement and terms
November 13, 1995           Item 5 - Other Events      Private placement of 1,280,667 common shares
December 22, 1995           Item 5 - Other Events      Private placement of 1,600,000 common shares

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NORRIS COMMUNICATIONS CORP.

Date: June 11, 1996            By:       /s/Kathleen E. Terry
                                         --------------------
                                         Kathleen E. Terry
                                         Chief Financial and Operating Officer
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)