Form 10QSB
period 1996-06-30
NORRIS COMMUNICATIONS CORP
filed 1996-08-13
CIK 886328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1996

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

                                 (619) 679-1504
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES   X   NO
                                                                 ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, without par value                             22,308,611
            (Class)                              (Outstanding at August 5, 1996)

                           NORRIS COMMUNICATIONS CORP.
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

            Consolidated Balance Sheets as of June 30, 1996 and
            and March 31, 1996 (unaudited)                                    3

            Consolidated Statements of Operations for the three
            months ended June 30, 1996 and 1995 (unaudited)                   4

            Consolidated Statements of Cash Flows for the three months
            ended June 30, 1996 and 1995 (unaudited)                          5

            Notes to Interim Consolidated Financial Statements                6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

PART II. OTHER INFORMATION                                                    12

      Item 1. Legal Proceedings                                               *
      Item 2. Changes in Securities                                           *
      Item 3. Defaults upon Senior Securities                                 *
      Item 4. Submission of Matters to a Vote of Security Holders             *
      Item 5. Other Information                                               *
      Item 6. Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                    12

      *  No information provided due to inapplicability of the item.

                           NORRIS COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED

                                                                      June 30, 1996     March 31, 1996
                                                                            $                  $
                                                                      -------------     --------------
ASSETS
Current
Cash                                                                       565,668          2,843,540
Accounts receivable, less allowance for doubtful
   accounts of $11,647 and $11,647, respectively                           120,671             94,619
Inventory (note 3)                                                       3,355,577          3,243,245
Prepaid expenses and other                                                 305,049            226,436
                                                                       -----------        -----------
Total current assets                                                     4,346,965          6,407,840

Property and equipment, net                                              1,401,921          1,359,791
Other intangible assets, net of accumulated amortization of
   $26,757 and $24,896 respectively                                         47,652             49,513
                                                                       -----------        -----------
Total assets                                                             5,796,538          7,817,144
                                                                       ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Demand loan payable (note 4)                                               307,416          2,185,546
Accounts payable, trade                                                  1,434,913          2,554,209
Other accounts payable and accrued liabilities                             170,019            443,225
Current portion of capital lease obligations                               168,341            168,831
                                                                       -----------        -----------
Total current liabilities                                                2,080,689          5,351,811
                                                                       -----------        -----------
Convertible notes payables                                                      --          3,000,000
                                                                       -----------        -----------
Total liabilities                                                        2,080,689          8,351,811
                                                                       -----------        -----------
Stockholders' equity (deficiency)
Common stock, no par value, authorized 60,000,000 and 30,000,000 respectively; 22,308,611 and 15,103,703 shares
 outstanding, respectively (note 5, 7, and 10)                          26,730,427         21,762,337
Warrants (note 6)                                                          738,128                 --
Contributed surplus                                                      1,592,316          1,592,316
Accumulated deficit                                                    (25,345,022)       (23,889,320)
                                                                       -----------        -----------
Total stockholders' equity (deficiency)                                  3,715,849           (534,667)
                                                                       -----------        -----------
Total liabilities and stockholders' equity (deficiency)                  5,796,538          7,817,144
                                                                       ===========        ===========

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED

                                               Three months ended
                                                    June 30
                                             1996               1995
                                               $                  $
                                          -----------        -----------
Revenues                                      153,726            478,732
Cost of sales                                 259,257          1,466,965
                                          -----------        -----------
Gross profit (loss)                          (105,531)          (988,233)
                                          -----------        -----------
Operating expense (income)
Selling and Administration                  1,073,299            783,469
Research and related expenditures             211,584            477,727
Interest expense                               76,480            124,534
Interest income                               (11,192)           (16,185)
                                          -----------        -----------
                                            1,350,171          1,369,545
                                          -----------        -----------
Operating loss                             (1,455,702)        (2,357,778)
Provision for income taxes (note 8)                --                 --
                                          -----------        -----------
Net loss                                   (1,455,702)        (2,357,778)
                                          ===========        ===========
Net loss per share (note 9)                     (0.09)             (0.20)
                                          ===========        ===========
Weighted average shares                    16,964,510         11,624,314
                                          ===========        ===========

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED

                                                                   For the three months ended
                                                                            June 30
                                                                     1996              1995
                                                                       $                 $
                                                                  ----------        ----------
OPERATING ACTIVITIES
Net loss                                                          (1,455,702)       (2,357,778)
Adjustments to reconcile net loss to net cash
     used by operating activites:
     Depreciation and amortization                                   103,360           129,853
     Gain from sale of asset                                              --            38,550
     Interest paid by issuance of common stock                        33,773                --
     Professional services paid by issuance of common stock           72,000                --
     Legal settlement paid by issuance of common stock               127,500                --
Changes in assets and liabilities:
     Accounts receivable                                             (26,052)         (228,536)
     Inventory                                                      (112,332)       (1,521,922)
     Prepaid expenses and other                                      (78,613)           46,677
     Accounts payable, trade                                      (1,119,296)          780,713
     Other accounts payable and accrued liabilities                 (273,206)          119,878
                                                                  ----------        ----------
Cash used in operating activities                                 (2,728,568)       (2,992,565)
                                                                  ----------        ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                  (143,629)          (27,937)
Proceeds on sale of assets                                                --            26,150
Investment in patents and intangibles                                     --            (3,965)
                                                                  ----------        ----------
Cash used in investing activities                                   (143,629)           (5,752)
                                                                  ----------        ----------
FINANCING ACTIVITIES
Repayments under demand loan payable                              (1,878,130)               --
Principal payments on capital lease obligations                         (490)          (13,528)
Convertible note payable                                                  --                --
Proceeds from issuance of shares and warrants                      2,472,945            30,303
                                                                  ----------        ----------
Cash provided by financing activities                                594,325            16,775
                                                                  ----------        ----------
Net decrease in cash                                              (2,277,872)       (2,981,542)

Cash, beginning of period                                          2,843,540         3,291,203
                                                                  ----------        ----------
Cash, end of period                                                  565,668           309,661
                                                                  ==========        ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest                                                       43,555           124,534

Supplemental schedule of noncash investing
  and financing activities:
    The company converted a long-term convertible                  3,000,000                --
      note plus accrued interest into common stock

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

1. OPERATIONS

Norris Communications Corp. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company is engaged through its wholly-owned U.S. subsidiariesin the development, manufacture and marketing of electronic products and exploiting proprietary technology.

2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Norris Communications, Inc. ("NCI"), based in San Diego County, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the three month period ended June 30, 1996 and has an accumulated deficit of $25,345,022 at June 30, 1996. The Company's operational plan for fiscal 1997 contemplates developing markets for its proprietary products and continued investment in research and related expenditures. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

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

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended March 31, 1996.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The interim consolidated financial statements and notes thereto are stated in U.S. dollars.

3. INVENTORY

Inventory is valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                     June 30, 1996   March 31, 1996
                     -------------   --------------
Raw materials         $1,320,537       $1,569,812
Work in process          429,669          194,437
Finished goods         1,605,371        1,478,996
                      ----------       ----------
                      $3,355,577       $3,243,245
                      ==========       ==========

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

4. DEMAND LOAN PAYABLE

The demand loan payable to CVD Financial Corporation in the amount of $3,000,000 plus accrued interest was retired on July 31, 1996.

5. COMMON STOCK

The following table summarizes shares issued during the period ended June 30, 1996:

                                                             Shares            Amount
                                                           ----------       -----------
Balance, March 31, 1996                                    15,103,703       $21,762,337
Convertible notes and accrued interest
  at prices ranging from $0.981 to $1.269 per share         4,366,051         3,033,773
Stock issued for accounts payable at $1.50 per share           85,000           127,500
Stock issued for services at $1.50 per share                   48,000            72,000
Stock issued for cash at $0.70 per share net of
    offering costs of $159,283                              2,705,857         1,734,817
                                                           ----------       -----------
Balance, June 30, 1996                                     22,308,611       $26,730,427
                                                           ==========       ===========

6. WARRANTS

 Represents proceeds from warrants pre-paid for cash net of offering costs of $67,772. The face amount of the warrants of $805,900 is exercisable, without further cash payment, into common shares of the Company at the lessor of: $0.69 per common share or a 30% discount to the 5 day moving average price of the common shares on the day prior to exercise. The exercise price of the warrants will be further discounted by 7% per year and for other events until the warrants are exercised. At June 30, 1996, these warrants were exercisable into approximately 1,151,000 common shares.

7. OPTIONS AND WARRANTS

At June 30, 1996, warrants were outstanding/exercisable into the following listed shares:

                        Number of     Exercise Price
Description              Shares           U.S.$             Expiration Date

Warrants                  200,000        2.00               September 1998
Warrants                  450,000        1.75                    June 1999
Warrants                   33,750        4.00                    June 1999
Warrants                   82,100        4.00                 August  1999
Warrants (a)              106,986        2.01                February 2000
Warrants (a)               88,014        2.01                   March 2000
Warrants                  129,230       1.625                   March 2001
Warrants (a)              128,067        1.25                 October 2005
                        ---------       -----               --------------
Total                   1,218,147
                        =========

      (a) These warrants, amongst other provisions, contain a provision for adjustment for dilutive events. The exercise prices and where applicable, the number of warrants, have been adjusted to reflect any such events through March 31, 1996.

                           NORRIS COMMUNICATIONS CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

7. OPTIONS AND WARRANTS (Continued)

The following table summarizes stock option activity for the period:

Outstanding at March 31, 1996                1,493,658
Granted                                              0
Exercised                                            0
Expired                                              0
Canceled                                        (5,000)
Outstanding at June 30, 1996                 1,488,658

Options outstanding are exercisable at prices ranging from US $1.50 to US $6.01 and expire over a period from August 2, 1996 to April 3, 2000.

8. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $9,462,000 and $4,991,000 for federal and state tax purposes, respectively, subject to certain limitations.

9. NET LOSS PER SHARE

The net loss per share is calculated using a weighted average number of common shares and common stock equivalents outstanding for the period. Common equivalent shares consisting of outstanding stock options and warrants have been excluded because their effect would be antidilutive.

10. SUBSEQUENT EVENTS

On July 31, 1996, the Company completed a private placement of warrants for gross proceeds of $2,410,000 and on August 7, 1996 an additional $590,000. These warrants have terms comparable to the warrants described in Note 6 above.

On July 25, 1996, the Company had a special shareholder meeting at which the shareholders approved the increase in the authorized shares from 30 million to 60 million and authorized 5,000,000 shares of $.001 par value preferred stock. The Company's Yukon articles were amended on July 30, 1996 for the increase in authorized common shares. Since the Company is contemplating changing its domicile from the Yukon territory, Canada to Delaware, no amendment has been filed to the Yukon articles to reflect the preferred shares. The shareholders also approved an increase in the shares available for granting of stock options under the 1994 Stock Option Plan from a maximum of 500,000 shares to a maximum of 4,000,000 shares.

                             ------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Prior to the introduction of the FLASHBACK proprietary product in December 1994, the revenues of the Company were generated by contract manufacturing. In fiscal 1996 contract manufacturing accounted for 18% of total revenues and 62% for the quarter ended June 30, 1996. The sale of FLASHBACK products accounted for approximately 38% of revenues for the three months ended June 30, 1996.

The Company has incurred operating losses in each of the past three fiscal years and these losses have been material. The Company incurred an operating loss of $8.3 million in fiscal 1996. This resulted primarily from FLASHBACK operations. Since future results are dependent on proprietary product (FLASHBACK recorders and new products) results, the Company's losses are expected to continue until such time as the Company is able to manufacture and sell quantities of proprietary products at sufficient margins to cover fixed costs of operations. Should the Company be unable to accomplish the foregoing and operate profitably, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Since the Company utilizes its own facility and equipment for the manufacture of proprietary products, gross margins are especially dependent upon sales volumes as a result of a substantial fixed manufacturing overhead. The Company estimates that its monthly fixed cash operating costs approximate $400,000 per month. At low sales volumes it is unlikely that positive gross margins from proprietary products can be achieved. However at higher volumes the allocation of fixed costs over more sales can result in increasing gross margins. Accordingly, the Company anticipates variances in gross margins from quarter to quarter in future quarters as production is still in the early stages and product sales volumes can vary as the various distribution channels are launched and as a result of seasonal and other factors associated with the sale of consumer electronic products.

Sales of and demand for the Company's FLASHBACK recorder have not met management's expectations due to a variety of factors including competitive pressure in the portable recording industry and insufficient financial resources to differentiate the product from competitors. The Company has responded by changing distribution channel emphasis to the high end business markets, by less reliance on outside sales representatives and by education efforts aimed at retailers and customers on the differences between FLASHBACK and less expensive memo recorders. The scheduled introduction of the Company's VOICELINK computer peripheral in the second fiscal 1997 quarter is expected to open new channels of distribution and further differentiate the Company's product offerings. Sales are expected to be subject to significant month to month variability resulting from the limited market penetration achieved to date, the impact of new product introductions and the seasonal nature of demand for consumer electronic products. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by marketing and advertising expenditures, product positioning in retail outlets, technological developments and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and limited financial resources.

The Company is also engaged in OEM (Original Equipment Manufacturer) and licensing activities in connection with its FLASHBACK technology. The Company anticipates, but there can be no assurance, that OEM and licensing revenues will become a significant component of future revenues of the Company.

Results of Operations

For the first three months of fiscal 1997, the Company reported revenues of $153,726, 68% less than revenues of $478,732 for the first three months of fiscal 1996. The decrease in revenues is due primarily to reduced FLASHBACK sales comparable to the prior year. Sales for the prior period included some initial stocking orders by retailers. A substantial portion of the Company's FLASHBACK revenues have been derived from a limited number of customers. The loss of certain large customers or a decline in the economic prospects of such customers would have a further adverse effect on the Company.

For the first three months of fiscal 1997, the Company reported a gross loss of $105,531 as compared to a gross loss of $988,233 for the first three months of fiscal 1996. Gross losses are due to the minimal sales of the FLASHBACK product while fixed manufacturing overhead related to cost of sales plus the cost of product continue to exceed the revenues generated by sales. The first quarter of fiscal 1996 cost of sales included $980,000 representing the cost of 7,000 discontinued FLASHBACK units sold in exchange for $1,172,500 of media trade credits. The Company recognized no prepaid asset nor any revenue in connection with the trade credits.

Due to the Company's high manufacturing overhead, the Company expects to report gross losses until product sales and/or margins improve sufficiently to cover manufacturing overhead. The Company's strategies to produce positive margins includes increasing volume of existing products and adding new products, improving pricing, reducing manufacturing costs, obtaining additional contract manufacturing business, and obtaining new revenues from the OEM and licensing division. There can be no assurance the Company can achieve positive gross margins in the future.

Total operating expenses (including research and related expenditures, selling and administrative and interest expense less interest income) were $1.4 million for the first quarter of fiscal 1997, the same as the first quarter of fiscal 1996. Selling and administrative expenses increased in the first quarter of fiscal 1997 to $1,073,299 compared to $783,469 for the comparable period of the prior year. The increase of $306,403 in the current quarter included an increase in personnel and consulting of $232,000 due to primarily to additional sales and marketing personnel, $35,000 related to a recently established office in the U.K., and general increases in other administrative expenses as compared to the prior period. Research and development costs were $212,000 for the first quarter of fiscal 1997, as compared to $478,000 for the first quarter of fiscal 1996 which included $370,000 of FLASHBACK pre-production development costs. The research and development costs associated with new products, although subject to quarterly variations, are expected to continue at recent quarter levels.

The Company reported an operating loss of $1.5 million for the first quarter of fiscal 1997, as compared to an operating loss of $2.4 million for the first quarter of fiscal 1996.

Liquidity and Capital Resources

At June 30, 1996, the Company had working capital of $2.3 million, compared to working capital of $1.1 million at March 31, 1996. The Company had approximately $3.4 million of working capital invested in inventories at June 30, 1996, compared to approximately $3.2 million at March 31, 1996 with the increase due to FLASHBACK components for new products. The increase in working capital is a result of the Company's financing activities offset by continuing losses which consumed working capital during the period. Approximately $2.7 million in cash was used in operating activities by the Company in the quarter ended June 30, 1996 which included a $1.4 million reduction in short-term debt.

During the quarter ended June 30, 1996, the Company made principal payments aggregating $1,878,130 and on July 31, 1996, the Company retired the remaining $307,416 obligation related to the demand loan payable to CVD Financial Corporation. During the first fiscal quarter, $3 million of long-term convertible notes, plus accrued interest, were converted into common stock. The Company has no long-term debt nor any bank lines of credit or related financing facilities. In July and August , 1996, the Company obtained equity from the sale of pre-paid warrants for cash of $3 million.

The Company estimates that its cash position, adjusted for the items described in the previous paragraph and assuming no increase in revenues, can provide the Company with sufficient working capital for the next six months. If there is no increase in revenues, expenditures and level of operations remain at prior levels and there is no contribution from operations, the Company estimates it would require a minimum of $2.4 million in the fourth quarter of fiscal 1997 to continue operating for the next twelve months. The Company currently estimates that additional funding could be obtained through increased sales of existing and new products through new retail and OEM channels, success in obtaining additional contract manufacturing business and the ability of the licensing division to generate revenue, however there can be no assurances thereof.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company might require additional capital to finance future developments, new products, production, marketing, acquisitions or extraordinary expansion of facilities in accordance with its business strategy. There can be no assurances that additional capital will be available when needed.

Changes in Cash

For the three months ended June 30, 1996, net cash decreased by $2.3 million. Cash used in operating activities was $2.7 million. Major components using cash were a net loss of $1.4 million after depreciation, an increase in inventory of $0.1 million, an increase in prepaid expenses of $0.1 million and a decrease in other accounts payable and accruals of $1.4 million. The Company expended $144,000 on new equipment during the quarter. The major component of cash provided by financing activities was proceeds from issuance of shares of $2.5 million less $1.9 million used to reduce the obligation on the demand loan payable.

Future Commitments and Financial Resources

The Company's future commitments are related to its capital and operating leases (see audited financial statements for the fiscal year ended March 31, 1996). These commitments are included in the cash requirements discussed above.

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

Possible Inability to Continue as a Going Concern and Management's Plans for Improving Operations

The Company has suffered recurring losses from operations. This factor, in combination with (i) the Company's prior reliance upon debt to fund the continuing, increasing losses from operations and cash flow deficits, (ii) substantial inventory buildup during fiscal 1995 and fiscal 1996 consisting of raw materials, components and finished product to be utilized in the manufacture and sale of its FLASHBACK product and material decline in inventory turnover,
(iii) materially increased net losses and cash flow deficits from operations during fiscal 1996 and (iv) the likelihood that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Management has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) re-focusing the Company as a family of products, technology components and software and not reliant on a single recoder product; (ii) expanding the retail product offering by introducing a computer interface VoiceLink which allows the FLASHBACK recorder to interact with a personal computer, and communicate with other computers via the Internet; (iii) repositioning the core retail product, the FLASHBACK recorder, at the computer peripheral and telephony markets; (iv) building a sales and marketing infrastructure to focus on the computer retail and OEM markets; and (v) upgrading and expanding the management team.

The Company's next generation retail product, the Mobile Office, is progressing to market. The Mobile Office includes the Company's FLASHBACK recorder, 18 or 36 minute SOUNDCLIPS, the VoiceLink (which links the FLASHBACK to a personal computer) and the related software. The Company is actively developing distribution agreements for the Mobile Office. The Company is also progressing with licensing and OEM opportunities, which management believes, could have a positive impact on future operations.

Another strategic change to improve operations and cash flows was the formation of Primus Contract Manufacturing Services Inc., a wholly owned subsidiary formed in June 1996 to utilize excess manufacturing capacity. The Company is actively marketing contract services as a separate revenue source.

There can be no assurance the above steps or others will allow the Company to improve operating results or achieve a profitable level of operations.

Effect of Recently Issued Accounting Standards

Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), which establishes standards for accounting for stock-based compensation. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. It is not expected that the Company will adopt the "fair value based method" of accounting for stock options, which is encouraged by SFAS No. 123, but rather will continue to account for such, utilizing the "intrinsic value based method" as is allowed by that statement.

PART II.       OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1.1 Amendment to Articles and Certificate of Continuance of Norris Communications Corp. (Yukon) dated July 29, 1996.

The above exhibits are filed herewith this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NORRIS COMMUNICATIONS CORP.




Date: August  13, 1996                By: /s/Kathleen E. Terry
                                          --------------------------------------
                                          Kathleen E. Terry
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign on
                                          behalf of the Registrant)