Form 10KSB/A
period 1996-03-31
NORRIS COMMUNICATIONS CORP
filed 1996-11-13
CIK 886328

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                         Commission file number 0-20734
                           NORRIS COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)



    Delaware                                              None
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)

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
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                              ----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,328,502

The aggregate market value of the issue's Common Stock held by non-affiliates as of June 19, 1996 (assuming for this purpose that only directors and officers of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $24,972,800.

As of June 19, 1996 there were 22,023,013 shares of Norris Communications Corp. Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 9-12) of this Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Norris Communications Inc., a Delaware corporation (the "Company") is a holding company which, through its wholly owned California domiciled subsidiary Norris Communications, Inc. ("NCI"), is engaged in a single industry segment: the development, manufacture and marketing of electronic products. The Company was incorporated under the Company Act (British Columbia), Canada on February 11, 1988 under the name 340520 B.C. Ltd. The Company changed its name to Norris Communications Corp. on April 7, 1988 and on November 22, 1994 the Company continued its jurisdiction of incorporation from British Columbia to the Yukon Territory, Canada. The Company further continued its jurisdiction of incorporation to Wyoming on August 30, 1996 and on September 4, 1996, reincorporated into Delaware as Norris Communications, Inc.

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

ADDITIONAL FLASHBACK PRODUCTS SCHEDULED FOR MARKETING IN FISCAL 1997

VOICELINK - In October 1996 the Company completed testing and commenced initial commercial shipments of its VOICELINK (formerly named SOUNDLINK) product. VOICELINK is an accessory to the FLASHBACK product, a computer peripheral which plugs into the PC Card slot common to personal computers and Personal Digital Assistant (PDA) devices, incorporating a port for the VOICELINK. VOICELINK allows up to 36 minutes of recorded information to be downloaded to the hard drive in under two seconds. This introduces the concept of the voice memo, which can be transmitted to other PCs over existing networks including the Internet. Recipients hear the original recording, including voice quality and inflection, through their computer's sound card, and by sending voice memos, users save nine tenths of the time it would take to type the same information. Management anticipates, in the future, as standards are established, automatic 'voice to text' transcription and automatic language translation is expected to be possible which will enhance the value of voice memos.

MOBILE OFFICE PACKAGE: In October 1996 the Company also completed testing and commenced initial commercial shipments of its MOBILE OFFICE PACKAGE, a bundled package consisting of FLASHBACK, SOUNDCLIP, VOICELINK and PC (IBM compatible) computer driver software on a floppy disk. The Company is developing a Macintosh compatible version although no availability date has yet been determined by management.

NORRIS FLASH FILE SYSTEM(TM) ("NFFS"): A developmental tool that lends itself to licensing for a broad range of technological applications. The system stores and manipulates data using a file manager API (Application Program Interface), and supports compressed voice, image or video as well as conventional file data. Norris' proprietary methods compress sound or video into digital form and structure the data specifically for Flash memory. Although Flash memory can be difficult to integrate, it is preferred to other types of solid state memory because of its large capacity, low power requirements, and internal stability. The feature-rich system was created to painlessly overcome the intricacies of dealing with Flash memory. Unlike other Flash File Systems, the Norris system can support an unlimited number of files, directories, and / or subdirectories, requiring no ATA (a hard disk standard) or portable computer (PC) Card support hardware or software. The use of Flash memory is seen by the Company as the most practical solution for storing data on removable and interchangeable modules, given that other memory technologies either require battery back-up, draw too much power, are physically too large, or are mechanically or magnetically sensitive. The NFFS is particularly well suited for use with multimedia data in a Flash memory environment, but can be adapted for use with other types of memory if desired.

MULTI-CHIP MODULE ("MCM"): As part of the development of FLASHBACK, the Company has developed a MCM which is expected to be marketed as a resource to system developers. The MCM contains a microprocessor, digital signal processor, firmware and software. The MCM recently became available and is offered sub-assembled in a very compact format. The MCM integrates all the basic core processing functions needed to implement a digital recording device. As of October 1996, the Company estimated that the product development was 70% complete, with prototypes planned to be completed by early December 1996.

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

MARKETS FOR THE COMPANY'S PRODUCTS AND TECHNOLOGY

BIS Strategic Decisions estimates the United States retail market for the Company's consumer products (FLASHBACK, SOUNDCLIP, VOICELINK, and PVP-2000) includes approximately 32 million mobile professionals, owners, managers and entrepreneurs. Of those, an estimated 71% are computer literate, 45% use electronic mail (e-mail), 27% use cellular phones, and 28% use pagers. In general, these professionals spend at least 20% of their time away from the office. They see portable technology as critical to their success. They drive the usage, purchase, and acceptance of mobile information technology among their colleagues, peers and others.

The mobile professional, along with telecommuters and professionals conducting business out of a small office or home office, are the main markets for Norris' FLASHBACK recorder and the MOBILE OFFICE PACKAGE comprising a FLASHBACK, SOUNDCLIP, and VOICELINK.

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

THE MARKET AND DISTRIBUTION CHANNELS

The Company's current and planned consumer products, FLASHBACK, SOUNDCLIP, VOICELINK, the MOBILE OFFICE PACKAGE and PVP-2000 are sold by the Company's internal sales and marketing staff through VARs, resellers and external distributors specializing in serving the mobile computing and computer peripheral markets. While existing VARs, resellers and distributors are presently primarily in the United States, the Company has signed contracts for Asian Pacific distribution, and is seeking international distribution partners.

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

                                     PART II

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

Since the Company utilizes its own facility and equipment for the manufacture of proprietary products, gross margins are especially dependent upon sales volumes as a result of a substantial fixed manufacturing overhead. The Company estimates that its monthly fixed cash operating costs approximate $450,000 per month. At low sales volumes it is unlikely that positive gross margins from proprietary products can be achieved, however at higher volumes the allocation of fixed costs over more sales can result in increasing gross margins. Accordingly, the Company anticipates variances in gross margins from quarter to quarter in future quarters as production is still in the early stages and product sales volumes can vary as the various distribution channels are launched and as a result of seasonal and other factors associated with the sale of consumer electronic products.

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

On October 17, 1995, the Company executed a Loan Modification Agreement with CVD Financial Corporation ("CVD"), regarding a line of credit. The Loan Modification Agreement, which had an effective date of August 1, 1995, provided for (i) the extension of the maturity date of the loan (the "Loan") to January 31, 1996,
(ii) a reduction in the interest rate charged by CVD from prime rate plus seven percent (7%) to prime rate plus two percent (2%), (iii) the waiver by CVD of certain events of default which had occurred, (iv) the issuance of 75,000 shares of the Company's common stock, to CVD, (v) the issuance of a new warrant to CVD to purchase 200,000 shares of Common Stock at $2.00 per share, (vi) the repricing of existing warrants to purchase 450,000 shares of Common Stock to $1.75 per share, (vii) the issuance of an option to acquire up to 300,000 shares of JABRA Corporation ("JABRA") common stock at a price of $1.50 per share,
(viii) the grant of certain conversion rights to CVD to enable CVD to convert at anytime prior to repayment all or any portion of the outstanding principal balance of the Loan (including accrued but unpaid interest) into shares of Common Stock at the lesser of (a) $1.50 per share or (b) following the occurrence of an event of default, the higher of $1.00 per share and the average closing price for the 20 days preceding the date of notice of an event of default, and (ix) in the event CVD becomes the holder of not less than 1,000,000 shares of Common Stock, to nominate and appoint one director to the Company's board of directors. Substantially all of the assets of the Company and its subsidiary (including JABRA shares) were pledged to CVD as collateral for the amounts loaned and the Company was prohibited from incurring additional indebtedness without CVD's prior consent. In addition, as a result of the Loan Modification Agreement, the loan became non-revolving (i.e. no additional funds may be borrowed prior to maturity) and 50% of the net proceeds from any equity financing had to be used to pre-pay the loan.

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

In March 1996, the Company obtained $3 million from a convertible debt financing (by June 30, 1996 all the debt had been converted to common stock), and used the proceeds to make the April principal payment on the CVD convertible note as well as to provide short-term working capital. In June 1996, the Company obtained $2.4 million in funds from a private placement of securities and used the proceeds for a $1.1 million principal payment on the CVD convertible note (reducing the outstanding balance to approximately $0.3 million) with the balance allocated for working capital. In July and August 1996, the Company obtained additional equity from the private placement of securities for cash of approximately $3.1 million. On July 31, 1996 the Company retired the remaining $307,416 obligation related to the demand loan payable to CVD. As a result of these transactions, as of September 30, 1996, the Company had no long-term debt nor any bank lines of credit or related financing facilities.

On June 7, 1996, the Company closed a private placement of common stock and warrants convertible into common stock and received gross proceeds of $2,500,000. The purchase price for the 2,420,143 shares of common stock was $.70. The five warrants (sold at a face value of $805,000) are convertible into common stock (without additional consideration) in an amount equal to the face value of the warrant divided by the lessor (i) $.70 per share or (ii) a 30% discount to the average closing bid price for the shares for the five days prior to (but not including) the conversion date. The purchases were granted certain demand and piggyback registration rights under certain conditions. The private placement was effected through Iaccoca Capital Partners, L.P. acting as a placement agent who was paid a fee of 7% in cash and granted a warrant to purchase 401,924 common shares at an exercise price of $.9875 per share through July 31, 2001.

On July 31, 1996 and August 7, 1996, the Company closed an additional private placement and received gross proceeds of $3,170,000. The purchase price for the 245,931 shares of common stock sold was .69125. The seven warrants (sold at a face value of $3,000,000) are convertible into common stock (without additional consideration) in an amount equal to the face value of the warrant divided by the lessor of (i) $.69125 per share or (ii) a 30% discount to the average closing bid price for the shares for the five days prior (but not including) the conversion date. The purchasers were granted certain demand and piggyback registration rights under certain conditions. The private placement was effected through Greystone Capital, Ltd. ,with fees (including a finders fee) of 10% being paid in cash.

 The Company will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. The Company will also require additional working capital to finance production and sales of its proprietary products. Successful commercialization of proprietary products and the introduction of the PVP-2000 will require additional working capital. The Company estimates that at current expenditure levels and projected working capital requirements, after reflecting the private placements described above, it will require a minimum of an additional $3 million to continue operating for the next twelve months without any contribution from operations. The existing business may be able to generate some of the additional funding required depending on proprietary product results, success in obtaining contract manufacturing business and the ability of the OEM division to generate revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for additional capital. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to refinance existing debt or raise additional funds could have a material adverse effect on the Company and could force the Company to reduce or curtail operations.

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

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS


Management has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) re-focusing the Company on a family of products, technology components and software and not having the Company be reliant on a single recorder product; (ii) expanding the retail product offering by introducing a computer interface VOICELINK which allows the FLASHBACK recorder to interact with a personal computer, and communicate with other computers via the internet; (iii) repositioning the core retail product, the FLASHBACK recorder, at the computer peripheral and telephony markets; (iv) building a sales and marketing infrastructure to focus on the computer retail and OEM markets; and (v) upgrading and expanding the management team. The Company's next generation retail product, the Mobile Office began shipping in October 1996. The Mobile Office includes the Company's FLASHBACK recorder, 36 minute SOUNDCLIPS, VOICELINK (which links the FLASHBACK to a personal computer) and the related software.

The Company is actively developing a number of distributors, licensing and OEM opportunities and has signed agreements, as of October 1996, with Mobile Planet, a US based distributor; Pocket Power, an Italian distributor, OEM agreements with Thin Spin Holdings LLC and with Sanyo Information Systems UK Ltd. The Company continues to progress with additional licensing and OEM opportunities, which management believes could have a positive impact on future operations. Due to the Company's high manufacturing overhead, the Company expects to report gross losses until product sales and/or margins improve sufficiently to cover the overhead. The Company's strategies to produce positive margins includes increasing the volume of existing products and adding new products, such as Mobile Office, reducing manufacturing cost, obtaining additional contract manufacturing business and obtaining new revenues from OEM and licensing agreements with companies like Sanyo. The Company believes the successful implementation of these steps will bring the Company to profitability within the next twelve months, however, there can be no assurances that the Company can successfully implement its plan to improve operations and/or achieve positive gross margins in the future.

POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN

The Company has suffered recurring losses from operations. This factor, in combination with (i) the Company's reliance upon debt and new equity financing to fund the continuing, increasing losses from operations and cash flow deficits, (ii) substantial inventory buildup during fiscal 1995 and fiscal 1996 consisting of raw materials, components and finished product to be utilized in the manufacture and sale of its FLASHBACK product and material decline in inventory turnover, (iii) materially increased net losses and cash flow deficits from operations during fiscal 1995 and fiscal 1996 and (iv) the likelihood that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. See Management's Plans For Improving Operations in the preceding paragraph.

INFLATION

Inflation has not had any significant impact on the Company's business.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company required to be included in this Item 7 are set forth in a separate section of this amendment and commence on Page F-1 immediately following page 15.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference from the definitive proxy statement was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on October 30, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the definitive proxy statement was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on October 30, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the definitive proxy statement was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on October 30, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the definitive proxy statement was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on October 30, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORRIS COMMUNICATIONS CORP.


Date: November 12, 1996                     By : /s/ KATHLEEN E. TERRY
                                                 ---------------------
                                                     Kathleen E. Terry
                                                     Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF THE COMPANY                                         PAGE

Auditors' Report                                                             F-1

Comments by Auditors for U.S. Readers on Canada-U.S.
  Reporting Conflict                                                         F-3

Consolidated Balance Sheets as of March 31, 1996
  and 1995                                                                   F-4

Consolidated Statements of Operations for the years
  ended March 31, 1996 and 1995                                              F-5

Consolidated Statements of Stockholders' Equity (Deficiency
  for the years ended March 31, 1996 and 1995                                F-6

Consolidated Statements of Cash Flows for the years
  ended March 31, 1996 and 1995                                              F-7

Notes to Consolidated Financial Statements                                   F-8

CONSOLIDATED FINANCIAL STATEMENTS

NORRIS COMMUNICATIONS CORP.

MARCH 31, 1996

                         REPORT OF INDEPENDENT AUDITORS

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

VANCOUVER, CANADA,
May 24, 1996 (except as to Note 16[b]                      /s/ Ernst & Young
         which is as of June 7, 1996).                     CHARTERED ACCOUNTANTS


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

VANCOUVER, CANADA,
May 24, 1996 (except as to Note 16[b]                      /s/ Ernst & Young
         which is as of June 7, 1996).                     CHARTERED ACCOUNTANTS

NORRIS COMMUNICATIONS CORP.

CONTINUED UNDER THE LAWS OF THE YUKON TERRITORY, CANADA

                           CONSOLIDATED BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)

AS AT MARCH 31
                                                                      1996              1995
                                                                        $                 $
                                                                        -                 -
ASSETS [note 9]
CURRENT
Cash and temporary cash investments                                 2,843,540         3,291,203
Accounts receivable, less allowance for doubtful
accounts of $11,647 and $210,000, respectively                         94,619           152,673
Inventory [note 6]                                                  3,243,245         2,663,403
Prepaid expenses and other                                            226,436           396,644
                                                                  -----------       -----------
TOTAL CURRENT ASSETS                                                6,407,840         6,503,923
                                                                  -----------       -----------
Property and equipment [note 7]                                     1,359,791         1,742,796
Purchased goodwill, net of accumulated amortization of
  $427,965 and $309,646, respectively                                      --           354,955
Other intangible assets, net of accumulated amortization
   of $24,896 and $17,451, respectively                                49,513            56,958
                                                                  -----------       -----------
                                                                    7,817,144         8,658,632
                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Demand loan payable [note 9]                                        2,185,546         3,000,000
Accounts payable, trade                                             2,554,209         1,234,574
Other accounts payable and accrued liabilities                        443,225           410,539
Current portion of capital lease obligations [note 12]                168,831           193,229
                                                                  -----------       -----------
TOTAL CURRENT LIABILITIES                                           5,351,811         4,838,342
                                                                  -----------       -----------
Convertible notes payable [note 13]                                 3,000,000                --
                                                                  -----------       -----------
TOTAL LIABILITIES                                                   8,351,811         4,838,342
                                                                  -----------       -----------
Commitments and contingencies [notes 1 and 12]
  STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, no par value, authorized 30,000,000 and
  20,000,000 shares, respectively; 15,103,703 and 11,616,814
  shares outstanding, respectively [notes 11, 13 and 16]           21,762,337        17,849,751
Contributed surplus                                                 1,592,316         1,592,316
Accumulated deficit                                               (23,889,320)      (15,621,777)
                                                                  -----------       -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                              (534,667)        3,820,290
                                                                  -----------       -----------
                                                                    7,817,144         8,658,632
                                                                  ===========       ===========



See accompanying notes

On behalf of the Board:

         Director                                                 Director

NORRIS COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)

YEAR ENDED MARCH 31

                                                  1996             1995
                                                    $                $
                                                    -                -

REVENUES [note 14]                              1,328,502        5,593,081
Cost of sales [note 14]                         4,413,814        6,729,320
                                               ----------       ----------
Gross profit (loss)                            (3,085,312)      (1,136,239)
                                               ----------       ----------
OPERATING EXPENSE (INCOME)
Selling and administrative                      3,574,597        3,737,704
Research and related expenditures               1,048,540        1,896,809
Interest expense                                  356,429          320,257
Interest income                                   (33,971)         (17,203)
Write-down of purchased goodwill                  236,636               --
Write-down of intangible assets [note 15]              --           68,550
                                               ----------       ----------
                                                5,182,231        6,006,117
                                               ----------       ----------
Operating loss                                 (8,267,543)      (7,142,356)
Provision for income taxes [note 10]                   --               --
                                               ----------       ----------
LOSS FOR THE YEAR                              (8,267,543)      (7,142,356)
                                               ==========       ==========
LOSS PER SHARE                                       (.63)            (.88)
                                               ==========       ==========

See accompanying notes

NORRIS COMMUNICATIONS CORP.

                           CONSOLIDATED STATEMENTS OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                           (EXPRESSED IN U.S. DOLLARS)

YEAR ENDED MARCH 31

                                                  COMMON STOCK
                                                  ------------               CONTRIBUTED        ACCUMULATED
                                           SHARES             AMOUNT            SURPLUS            DEFICIT
                                              #                  $                 $                  $
                                              -                  -                 -                  -

BALANCE, MARCH 31, 1994                   7,696,814         10,781,155          1,592,316         (8,479,421)
Stock issued under stock
  option plan                                20,000             40,900                 --                 --
Issuance of common stock                  3,900,000          7,027,696                 --                 --
Loss for the year                                --                 --                 --         (7,142,356)
                                        -----------        -----------        -----------        -----------
BALANCE, MARCH 31, 1995                  11,616,814         17,849,751          1,592,316        (15,621,777)
Stock issued as compensation
  expense                                    13,333             20,000                 --                 --
Stock issued under stock
  option plan                                15,000             30,303                 --                 --
Stock issued as payment for
  refinancing fee [note 9]                   75,000            101,250                 --                 --
Stock issued as payment for
  professional services rendered            215,842            319,498                 --                 --
Issuance of common stock                  3,167,714          3,441,535                 --                 --
Loss for the year                                --                 --                 --         (8,267,543)
                                        -----------        -----------        -----------        -----------
BALANCE, MARCH 31, 1996                  15,103,703         21,762,337          1,592,316        (23,889,320)
                                        -----------        -----------        -----------        -----------


See accompanying notes

NORRIS COMMUNICATIONS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)

YEAR ENDED MARCH 31

                                                                   1996               1995
                                                                     $                  $
                                                                     -                  -
OPERATING ACTIVITIES
Loss for the year                                               (8,267,543)        (7,142,356)
Adjustments to reconcile loss to net cash used by
  operating activities:
  Depreciation and amortization                                    524,399            596,327
  Loss on disposal of property and equipment                        38,550            126,032
  Write-down of intangible assets                                       --             68,550
  Write-down of purchased goodwill                                 236,636                 --
  Professional services paid by issuance of common stock           319,498                 --
  Refinancing fee paid by issuance of common stock                 101,250                 --
  Compensation paid by issuance of common stock                     20,000                 --
Changes in assets and liabilities:
  Accounts receivable                                               58,054            431,895
  Inventory                                                       (579,842)        (2,077,320)
  Prepaid expenses and other                                       170,208           (328,579)
  Accounts payable, trade                                        1,319,635            338,931
  Other accounts payable and accrued liabilities                    32,686            194,038
                                                                ----------         ----------
CASH (USED IN) OPERATING ACTIVITIES                             (6,026,469)        (7,792,482)
                                                                ----------         ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                 (84,932)          (247,888)
Proceeds on disposal of property and equipment                      30,752            180,645
                                                                ----------         ----------
CASH (USED IN) INVESTING ACTIVITIES                                (54,180)           (67,243)
                                                                ----------         ----------
FINANCING ACTIVITIES
Advances (repayments) under demand loan payable                   (814,454)         2,720,000
Principal payments on capital lease obligations                    (24,398)           (65,944)
Issuance of convertible notes payable                            3,000,000                 --
Repayment of note payable                                               --            (31,250)
Proceeds from issuance of shares                                 3,471,838          7,068,596
                                                                ----------         ----------
CASH PROVIDED BY FINANCING ACTIVITIES                            5,632,986          9,691,402
                                                                ----------         ----------
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS DURING THE YEAR                                     (447,663)         1,831,677
Cash and temporary cash investments, beginning of year           3,291,203          1,459,526
                                                                ----------         ----------
CASH AND TEMPORARY CASH INVESTMENTS, END OF YEAR                 2,843,540          3,291,203
                                                                ==========         ==========

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

Management of the Company has undertaken steps as part of a plan to improve the financial position and operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) seeking additional equity through private placements and attempting to arrange lines of credit; (ii) re-focusing the Company on a family of products, technology components and software and not having the Company be reliant on a single recorder product; (iii) expanding the retail product offering by introducing a computer interface VoiceLink which allows the FLASHBACK recorder to interact with a personal computer, and communicate with other computers via the Internet;
(iv) repositioning the core retail product, the FLASHBACK recorder, at the computer peripheral and telephony markets; (v) building a sales and marketing infrastructure to focus on the computer retail and Original Equipment Manufacturer markets; and (vi) upgrading and expanding the management team.

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

Loss for the year and basic loss per share under accounting principles generally accepted in Canada would be:

                                                                1996                1995
                                                                  $                   $
                                                                  -                   -

Loss for the year, as reported                               (8,267,543)         (7,142,356)
Adjustments:
Costs of debt financing                                         321,629              61,110
                                                            -----------         -----------
Loss for the year, as adjusted                               (7,945,914)         (7,081,246)
                                                            ===========         ===========
Weighted average number of common shares outstanding         13,065,095           8,097,624
                                                            ===========         ===========
Basic loss per share                                                .61                 .87
                                                            ===========         ===========

Consolidated balance sheet items under accounting principles generally accepted in Canada would be:

                                                1996                    1995
                                                  $                       $
                                                  -                       -

Common stock                                 19,005,688              14,905,737
Contributed surplus                                  --                      --
                                            -----------             -----------
Accumulated deficit                         (19,157,616)            (11,024,337)
                                            ===========             ===========


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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of their carrying amount or their estimated recoverable amount. The adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. It is not expected that the Company will adopt the fair value based method of accounting for stock options, which is encouraged by SFAS No. 123, but rather will continue to account for such stock options utilizing the intrinsic value based method as is allowed by the statement.
Both statements are effective for fiscal years beginning after December 15, 1995.

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

5. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:

                                                                     1996            1995
                                                                       $               $
                                                                       -               -
Non-cash financing activities
  Professional services paid by issuance of common stock            319,498             --
  Refinancing fee paid by issuance of common stock                  101,250             --
  Compensation paid by issuance of common stock                      20,000             --
Cash payments for interest and income taxes were as follows:
  Interest                                                          356,429        320,257
  Income taxes                                                           --             --
                                                                    =======        =======

6. INVENTORY

                                                   1996                   1995
                                                     $                      $
                                                     -                      -

Raw materials                                   1,569,812              1,312,935
Work in process                                   194,437                462,602
Finished goods                                  1,478,996                887,866
                                                ---------              ---------
                                                3,243,245              2,663,403
                                                =========              =========

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

7. PROPERTY AND EQUIPMENT

                                                             ACCUMULATED
                                                           DEPRECIATION AND     NET BOOK
                                                COST         AMORTIZATION         VALUE
                                                  $               $                 $
                                                  -               -                 -

                                                                                    1996
Computer hardware and software                 402,794          231,196          171,598
Furniture and equipment                        131,755           93,643           38,112
Leasehold improvements                         589,979          203,203          386,776
Machinery and equipment                      1,308,116          675,904          632,212
Machinery and equipment under capital
  leases                                       452,960          321,867          131,093
                                             ---------        ---------        ---------
                                             2,885,604        1,525,813        1,359,791
                                             =========        =========        =========
                                                                                    1995
Computer hardware and software                 362,986          157,539          205,447
Furniture and equipment                        130,902           71,800           59,102
Leasehold improvements                         584,550          141,374          443,176
Machinery and equipment                      1,277,378          501,303          776,075
Machinery and equipment under capital
  leases                                       636,008          377,012          258,996
                                             ---------        ---------        ---------
                                             2,991,824        1,249,028        1,742,796
                                             =========        =========        =========

8. INVESTMENT IN JABRA

The Company owns 1,800,000 common shares of JABRA or 23.1% of JABRA's common shares with a carrying value of $Nil on the Company's consolidated balance sheet. The Company has granted an option to the lender, expiring July 31, 1997, to purchase 300,000 of JABRA's common shares at a price of $1.50 per share pursuant to the Company's demand loan payable [see Note 9]. Due to the fact that the Company has no direct involvement in the operations of JABRA, is not active at the Board of Directors level and owns, on a fully diluted basis, approximately 20.1% of JABRA with additional dilution possible and beyond its control, management is of the opinion that the Company does not exert significant influence over the operations of JABRA, and therefore accounts for its investment in JABRA under the cost method effective July 15, 1993.

9. DEMAND LOAN PAYABLE

During 1995, the Company negotiated a demand loan payable, as amended, of $3.5 million, bearing interest at prime plus 2%, repayable on demand and expiring on July 31, 1995. In connection with the demand loan payable, as amended, share warrants providing the right to acquire 450,000 common shares of the Company on or before June 20, 1999 at a price of $4.00 per share were issued. During 1996 and in the period subsequent thereto, the demand loan payable was amended on August 1, 1995, February 1, 1996 and April 1, 1996. Pursuant to the various amendments: the expiry date was extended to October 31, 1996; the Company granted an additional share warrant providing the right to acquire 200,000 common shares of the Company on or before September 1, 1998 at a price of $2.00 per share; the existing share warrants providing the right to acquire 450,000 common shares of the Company on or before June 20, 1999 were repriced to $1.75 per share from $4.00 per share; 75,000 common shares of the Company were issued at an agreed price of $1.35 per share; the Company granted an option to acquire up to 300,000 common shares of JABRA on or before July 31, 1997 at a price of $1.50 per share; 33% of the net proceeds from any equity financing prior to April 1, 1996 and 50% of the net proceeds from any equity financing thereafter must be used to pre-pay the demand loan payable; and the lender may convert at any time prior to repayment all or any portion of the outstanding principal balance of the demand loan payable, including accrued interest thereon, into common shares of the Company at the lesser of $1.50 per share or following the occurrence of an event of default, the higher of $1.00 per share and the average closing price for the 20 days preceding the date of notice of an event of default.

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

                                                      1996                1995
                                                        $                   $
                                                        -                   -
DEFERRED TAX LIABILITIES
Tax over book depreciation                             85,000             39,000
                                                   ----------         ----------
TOTAL DEFERRED TAX LIABILITIES                         85,000             39,000
                                                   ----------         ----------
DEFERRED TAX ASSETS
Bad debt reserve                                        5,000             86,000
Inventory capitalization                              108,000             92,000
Inventory reserve                                      20,000            103,000
Net operating loss carryforwards                    5,912,000          3,047,000
Warranty reserve                                        8,000             78,000
Other                                                  83,000             52,000
                                                   ----------         ----------
TOTAL DEFERRED TAX ASSETS                           6,136,000          3,458,000
Valuation allowance for deferred tax assets        (6,051,000)        (3,419,000)
                                                   ----------         ----------
NET DEFERRED TAX ASSETS                                85,000             39,000
                                                   ----------         ----------
NET DEFERRED TAX                                           --                 --
                                                   ==========         ==========


The net provision for income taxes in 1996 and 1995 is $Nil as the Company incurred losses in those years. Pre-tax income (loss) from Canadian operations was approximately $1,035,000 in 1996 and $1,424,000 in 1995.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

                                             LIABILITY METHOD
                                             ----------------
                                            1996          1995
                                              %             %
                                              -             -
U.S. federal statutory rate                 35.0         35.0
U.S. federal net operating loss rate        (35.0)       (35.0)
U.S. state tax rate                          -.-          -.-
Canadian statutory rate                     44.1         45.1
Canadian non-capital loss rate              (44.1)       (45.1)
                                            ----         ----
Effective rate on operating loss             -.-          -.-
                                            ====         ====


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

The Company has non-capital losses available for Canadian income tax purposes aggregating approximately $2,081,500. The non-capital losses expire as follows:

                                                                    $
                                                                    -
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

Options granted during 1996 were under the 1994 and 1992 Stock Option Plan. Options granted during 1995 were under the 1992 Stock Option Plan.

The following table summarizes stock option transactions:

                                                    1996                1995
                                                    ----                ----

Outstanding, beginning of year                     694,658              564,318
Granted                                            843,000              185,840
Exercised                                          (15,000)             (20,000)
Expired                                            (23,000)                  --
Cancelled                                           (6,000)             (35,500)
                                                ----------           ----------
Outstanding, end of year                         1,493,658              694,658
                                                ==========           ==========

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

SHARE WARRANTS

The Company has outstanding share warrants as of March 31, 1996, in connection with private placements, convertible debentures, equipment leasing and establishing and amending the demand loan payable, entitling the holders to purchase one common share for each warrant held as follows:

 NUMBER OF                       EXERCISE PRICE
 WARRANTS                               $                       EXPIRATION DATE
 ---------                              -                       ---------------

  200,000                             2.00                       September 1998
   33,750                             4.00                       June 1999
  450,000                             1.75*                      July 1999
   82,100                             4.00                       August 1999
  106,986                             2.01**                     February 2000
   88,014                             2.01**                     March 2000
  128,067                             1.25**                     October 2005
1,088,917


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

Minimum commitments are as follows:
                                                   OPERATING          CAPITAL
                                                    LEASES            LEASES
                                                       $                 $

Year Ending March 31
1997                                                809,000           166,621
1998                                                593,000             2,954
1999                                                318,000             1,231
2000                                                221,000                --
2001                                                221,000                --
Thereafter                                          166,000                --
                                                  ---------           -------
Total minimum lease payments                      2,328,000           170,806
                                                  ---------
Less amounts representing interest                                      1,975
                                                                      -------
Obligations under capital leases                                      168,831
Less current portion                                                  168,831
                                                                      -------
                                                                           --
                                                                      =======
13. CONVERTIBLE NOTES PAYABLE

                                                      1996                1995
                                                        $                   $
                                                        -                   -

7% convertible notes payable, due March 1999        3,000,000                 --

The convertible notes payable are convertible at the option of the holder into common shares of the Company at any time after May 4, 1996. The convertible notes payable are convertible at the lesser of: $1.765 for each common share; or a 30% discount to the 5 day moving average price of the common shares on the day prior to conversion.

During the period May 13, 1996 to May 24, 1996, the holders of the convertible notes payable exercised their options and converted all of the convertible notes payable, together with accrued interest thereon, into 4,336,167 common shares of the Company at conversion prices per share ranging from US $0.981 to US $1.269.

Proforma convertible notes payable, total liabilities, common stock and total stockholders' equity (deficiency) as at March 31, 1996 after giving effect to the above conversion would be:

                                                   1996                1995
                                                     $                   $
                                                (PROFORMA)           (AUDITED)

Convertible notes payable                               --          3,000,000
Total liabilities                                5,351,811          8,351,811
Common stock                                    24,762,337         21,762,337
Total stockholders' equity (deficiency)          2,465,333           (534,667)
                                               ===========        ===========

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

[b] On June 7, 1996, the Company completed a private placement of $2,500,000, consisting of 2,420,143 common shares of the Company issued at a price of $0.70 per share and warrants with a face value of $805,900. The warrants are exercisable into common shares of the Company at the lesser of: $0.70 per common share or a 30% discount to the 5 day moving average price of the common shares on the day prior to exercise. The exercise price of the warrants will be further discounted by 7% per year until the warrants are exercised. The Company is committed to filing a Registration Statement with the Securities and Exchange Commission by July 7, 1996 in connection with the private placement. In the event the Company is unable to file a Registration Statement prior to July 7, 1996 and/or the Registration Statement is not declared effective before September 5, 1996, the Company agrees to issue 3% more common shares and warrants for each successive 30 day period for the first four months and 1% more common shares and warrants for each successive 30 day period thereafter, until the Registration Statement is filed and/or declared effective.