Form 10QSB
period 1996-09-30
NORRIS COMMUNICATIONS CORP
filed 1996-11-14
CIK 886328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934


                 For quarterly period ended September 30, 1996

                         Commission File Number 0-20734

                          NORRIS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                         None
      --------                                         ----
      (State or other jurisdiction of                  (I.R.S. Empl. Ident. No.)
      incorporation or organization)

      12725 Stowe Drive, Poway, California             92064
      ------------------------------------             -----
      (Address of principal executive offices)         (Zip Code)

                                 (619) 679-1504
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, without par value                         22,268,828
-------------------------------                         ----------
            (Class)                          (Outstanding at November 8, 1996)

                          NORRIS COMMUNICATIONS, INC.
                                     INDEX

                                                                                                       Page
PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements:
                  Consolidated Balance Sheets as of September 30, 1996 and
                  March 31, 1996 (unaudited)                                                              3

                  Consolidated Statements of Operations for the three and six
                  months ended September 30, 1996 and 1995 (unaudited)                                    4

                  Consolidated Statements of Cash Flows for the six months
                  ended September 30, 1996 and 1995 (unaudited)                                           5

                  Notes to Interim Consolidated Financial Statements                                      6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   8


PART II. OTHER INFORMATION                                                                                12
         Item 1. Legal Proceedings                                                                        12
         Item 2. Changes in Securities                                                                    12
         Item 3. Defaults upon Senior Securities                                                          *
         Item 4. Submission of Matters to a Vote of Security Holders                                      12
         Item 5. Other Information                                                                        *
         Item 6. Exhibits and Reports on Form 8-K                                                         14



SIGNATURES                                                                                                14

         *  No information provided due to inapplicability of the item.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                           NORRIS COMMUNICATIONS, INC
                           CONSOLIDATED BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED

                                                               SEPTEMBER 30,1996          MARCH 31, 1996
                                                                      $                           $
                                                               -----------------------------------------
ASSETS
CURRENT
Cash                                                                     991,109               2,843,540
Accounts receivable, less allowance for doubtful
   accounts of $11,647 and $11,647, respectively                         113,235                  94,619
Inventory (note 3)                                                     3,246,086               3,243,245
Prepaid expenses and other                                               164,799                 226,436
                                                               -----------------------------------------
TOTAL CURRENT ASSETS                                                   4,515,229               6,407,840

Property and equipment, net                                            1,309,318               1,359,791
Other intangible assets, net of accumulated amortization of
   $28,618 and $24,896 respectively                                       45,791                  49,513
                                                               -----------------------------------------
TOTAL ASSETS                                                           5,870,338               7,817,144
                                                               =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Demand loan payable (note 4 )                                                 --               2,185,546
Accounts payable, trade                                                1,338,730               2,554,209
Other accounts payable and accrued liabilities                           227,069                 443,225
Current portion of capital lease obligations                             167,836                 168,831
                                                               -----------------------------------------
TOTAL CURRENT LIABILITIES                                              1,733,635               5,351,811
                                                               -----------------------------------------
Convertible notes payables                                                    --               3,000,000
                                                               -----------------------------------------
TOTAL LIABILITIES                                                      1,733,635               8,351,811
                                                               -----------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 5,000,000 shares authorized;
  none issued.                                                                --                      --
Common stock, no par value, authorized 60,000,000 and 30,000,000 respectively; 22,268,828 and 15,103,703 shares
 outstanding, respectively (note 5)                                   26,695,054              21,762,337
Pre-paid Warrants (note 6)                                             3,396,505                      --
Contributed surplus                                                    1,592,316               1,592,316
Accumulated deficit                                                  (27,547,172)            (23,889,320)
                                                               ------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                4,136,703                (534,667)
                                                               ------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                5,870,338               7,817,144
                                                               ==========================================

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             SEPTEMBER 30                        SEPTEMBER 30
                                                         1996           1995                1996             1995
                                                           $             $                    $               $
                                                     ----------------------------      --------------------------------
REVENUES                                                   147,817        327,871              301,543          806,603
Cost of sales                                              790,061        725,440            1,049,318        2,192,405
                                                     ----------------------------      --------------------------------
Gross profit (loss)                                       (642,244)      (397,569)            (747,775)      (1,385,802)
                                                     ----------------------------     ---------------------------------

OPERATING EXPENSE (INCOME)
Selling and administration                               1,376,352        912,264            2,449,651        1,695,733
Research and related expenditures                          196,101        126,365              407,685          604,090
Interest expense                                             1,042         57,406               77,522          181,940
Interest income                                            (13,589)        (4,224)             (24,781)         (20,409)
                                                     ----------------------------     ---------------------------------
                                                         1,559,906      1,091,811            2,910,077        2,461,354
                                                     ----------------------------      --------------------------------
Operating loss                                          (2,202,150)    (1,489,380)          (3,657,852)      (3,847,156)
Provision for income taxes (note 8)                              --             --                   --               --
                                                     ----------------------------      --------------------------------
NET LOSS                                                (2,202,150)    (1,489,380)          (3,657,852)      (3,847,156)
                                                     ============================      ================================


Net loss per share (note 9)                                  (0.10)         (0.13)               (0.19)           (0.33)
                                                     ============================      ================================


Weighted average shares                                 22,287,418     11,710,529           19,641,347       11,697,517
                                                     ============================      ================================

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                    UNAUDITED

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                      1996          1995
OPERATING ACTIVITIES                                                                   $             $
                                                                                   ----------    ----------
Net loss                                                                           (3,657,852)   (3,847,156)
Adjustments to reconcile net loss to net cash
     used by operating activites:
     Depreciation and amortization                                                    202,998       255,229
     Gain from sale of asset                                                                -        38,550
     Interest paid by issuance of common stock                                         33,773             -
     Professional services paid by issuance of common stock 72,000                          -
     Legal settlement paid by issuance of common stock                                127,500             -
Changes in assets and liabilities:
     Accounts receivable                                                              (18,616)       12,807
     Inventory                                                                         (2,841)   (1,349,753)
     Prepaid expenses and other                                                        61,637        88,950
     Accounts payable, trade                                                       (1,215,479)    1,476,168
     Other accounts payable and accrued liabilities                                  (216,156)     (390,686)
                                                                                   ----------    ----------
Cash used in operating activities                                                  (4,613,036)   (3,715,891)
                                                                                   ----------    ----------

INVESTING ACTIVITIES
Purchase of property and equipment                                                   (148,803)      (35,263)
Proceeds on sale of assets                                                                  -        28,300
Investment in patents and intangibles                                                       -        (3,965)
                                                                                   ----------    ----------
Cash used in investing activities                                                    (148,803)      (10,928)
                                                                                   ----------    ----------

FINANCING ACTIVITIES
Repayments under demand loan payable                                               (2,185,546)      132,646
Principal payments on capital lease obligations                                          (995)      (27,333)
Convertible note payable                                                                    -             -
Proceeds from issuance of shares and warrants                                       5,095,949       330,303
                                                                                   ----------    ----------
Cash provided by financing activities                                               2,909,408       435,616
                                                                                   ----------    ----------

Net decrease in cash                                                               (1,852,431)   (3,291,203)

Cash, beginning of period                                                           2,843,540     3,291,203
                                                                                   ----------    ----------

Cash, end of period                                                                   991,109             0
                                                                                   ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
       Interest                                                                        77,521       181,940

SUPPLEMENTAL  SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    A note holder converted a long-term convertible
      note plus accrued interest into common stock                                  3,033,773             -

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996

1. OPERATIONS

Norris Communications Inc. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company further changed its domicile to Wyoming on August 30, 1996 and on September 4, 1996 reincorporated into Delaware. The Company is engaged through its wholly-owned U.S. subsidiary in the development, manufacture and marketing of electronic products and exploiting proprietary technology.

2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Norris Communications, Inc. ("NCI"), a California corporation, based in San Diego County, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the three and six month periods ended September 30, 1996 and has an accumulated deficit of $27,547,172 at September 30, 1996. The Company's operational plan for fiscal 1997 contemplates developing markets for its proprietary products and continued investment in research and related expenditures. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The interim consolidated financial statements and notes thereto are stated in U.S. dollars.

3. INVENTORY

Inventory of raw material is recorded at the lower of cost and replacement cost. Inventory of work in process and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                      September 30, 1996                 March 31, 1996
                      ------------------                 --------------
Raw materials             $1,398,656                       $1,569,812
Work in process              171,179                          194,437
Finished goods             1,676,251                        1,478,996
-----------------------------------------------------------------------
                          $3,246,086                       $3,243,245

                           NORRIS COMMUNICATIONS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996
4. DEMAND LOAN PAYABLE

The demand loan payable to CVD Financial Corporation plus accrued interest was retired on July 31, 1996.

5. COMMON STOCK

The following table summarizes shares issued during the period ended September 30, 1996:

                                                                   Shares                Amount
                                                                   ------                ------
Balance, March 31, 1996                                        15,103,703           $21,762.337
Convertible notes and accrued interest
  at prices ranging from $0.981 to $1.269 per share             4,366,051             3,033,773
Stock issued for accounts payable at $1.50 per share               85,000               127,500
Stock issued for services at $1.50 per share                       48,000                72,000
Stock issued for cash at $0.70 per share net of
    offering costs of $159,283                                  2,420,143             1,534,817
Stock issued for cash at $0.69125 per share net of
     offering costs of $5,373                                     245,931               164,627

-----------------------------------------------------------------------------------------------
Balance, September 30, 1996                                    22,268,828           $26,695,054
===============================================================================================

6. PRE-PAID WARRANTS

Represents proceeds from warrants pre-paid for cash net of offering costs of $884,227. The face amount of the warrants or $3,805,900 is exercisable, without further cash payment, into common shares of the Company at the lessor of: $0.70 per common share (with respect to $805,900 of warrants) and $0.69125 per common share (with respect to $3,000,000 of warrants) or a 30% discount to the 5 day moving average bid price of the common shares on the day prior to exercise. The exercise price of the warrants will be further discounted by 7% per year and for other events until the warrants are exercised. At September 30, 1996 these warrants were exercisable into approximately 5.5 million common shares.

7. OPTIONS AND WARRANTS

At September 30, 1996 warrants were outstanding/exercisable into the following listed shares:

                      Number of       Exercise Price
Description              Shares           U.S.$              Expiration Date
----------------------------------------------------------------------------
Warrants                200,000            2.00               September 1998
Warrants                450,000            1.75                    June 1999
Warrants                 33,750            4.00                    June 1999
Warrants (a)            128,067            1.25                 October 2005
Warrants                 82,100            4.00                  August 1999
Warrants (a)            106,986            2.01                February 2000
Warrants (a)             88,014            2.01                   March 2000
Warrants                129,230           1.625                   March 2001
Warrants                401,924          0.9875                    July 2001
----------------------------------------------------------------------------
Total                 1,620,071
============================================================================

         (a) These warrants, amongst other provisions, contain a provision for adjustment for dilutive events. The exercise prices and where applicable, the number of warrants, have been adjusted to reflect any such events through March 31, 1996.

                          NORRIS COMMUNICATIONS INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996

7. OPTIONS AND WARRANTS (Continued)

The following table summarizes stock option activity for the period:

         Outstanding at March 31, 1996                      1,493,658
         Granted                                                    -
         Exercised                                                  -
         Expired                                              (66,000)
         Canceled                                              (5,000)
                                                            ---------
         Outstanding at September 30, 1996                  1,422,658
                                                            =========

Options outstanding are exercisable at prices ranging from $0.90 to $6.01 and expire over a period from 1996 to 2000.

8. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $9,462,000 and $4,991,000 for federal and state tax purposes, respectively, subject to certain limitations.

9. NET LOSS PER SHARE

The net loss per share is calculated using a weighted average number of common shares and common stock equivalents outstanding for the period. Common equivalent shares consisting of outstanding pre-paid warrants, stock options and stock purchase warrants have been excluded because their effect would be antidilutive.


                            ------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Prior to the introduction of the FLASHBACK proprietary product in December 1994, the revenues of the Company were generated by contract manufacturing. In fiscal 1996 contract manufacturing accounted for 18% of total revenues and 51% for the six months ended September 30, 1996. The sale of FLASHBACK products accounted for approximately 31% of revenues for the six months ended September 30, 1996.

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

Sales of and demand for the Company's FLASHBACK recorder have not met management's expectations due to a variety of factors including competitive pressure in the portable recording industry and insufficient financial resources to differentiate the product from competitors. The Company has responded by changing distribution channel emphasis to the high end business markets, by less reliance on outside sales representatives and by education efforts aimed at retailers and customers on the differences between FLASHBACK and less expensive memo recorders. The introduction of the Company's VOICELINK computer peripheral in the second fiscal 1997 quarter opened new channels of distribution and further differentiates the Company's product offerings. Sales are expected to be subject to significant month to month variability resulting from the limited market penetration achieved to date, the impact of new product introductions and the seasonal nature of demand for consumer electronic products. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by marketing and advertising expenditures, product positioning in retail outlets, technological developments and general economic conditions. Because these factors can change rapidly, customer demand can also shift quickly. The Company may not be able to respond to changes in customer demand because of the time required to change or introduce products, production limitations and limited financial resources.

The Company is also engaged in OEM and licensing activities in connection with its FLASHBACK technology. The Company anticipates, but there can be no assurance, that OEM and licensing revenues will become a significant component of future revenues of the Company.

RESULTS OF OPERATIONS

For the first six months of fiscal 1997, the Company reported revenues of $301,543, 63% less than revenues of $806,603 for the first six months of fiscal 1996. For the three months ended September 30, 1996 revenues were $147,817 compared to $327,871 for the same quarter of the prior year. The decrease in revenues is due primarily to reduced FLASHBACK sales comparable to the prior year. Sales for the prior period included some initial stocking orders by retailers. A substantial portion of the Company's FLASHBACK revenues have been derived from a limited number of customers. The loss of certain large customers or a decline in the economic prospects of such customers would have a further adverse effect on the Company.

For the first six months of fiscal 1997, the Company reported a gross loss of $747,775 as compared to a gross loss of $1,385,802 for the first six months of fiscal 1996. The gross loss for the second fiscal 1997 quarter was $642,244 compared to a gross loss of $397,569 for the second fiscal 1996 quarter. Gross losses are due to the minimal sales of the FLASHBACK product while significant fixed manufacturing overhead related to cost of sales (primarily facility and equipment costs) plus the cost of product continue to exceed the revenues generated by sales. The first quarter of fiscal 1996 cost of sales included $980,000 representing the cost of 7,000 discontinued FLASHBACK units sold in exchange for $1,172,500 of media trade credits. The Company recognized no prepaid asset nor any revenue in connection with the trade credits. The second quarter of fiscal 1997 included the write-down of approximately $178,850 of inventory no longer useable due to technical changes in FLASHBACK models.

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

Total operating expenses (including research and related expenditures, selling and administrative and interest expense less interest income) were $2.9 million for the six months ended September 30, 1996 as compared to $2.5 million for the first six months of fiscal 1996. Total operating expenses for the second fiscal quarter of 1997 were $1.6 million compared to $1.1 million for the second fiscal quarter of 1996. Selling and administrative expenses increased in the first six months of fiscal 1997 to $2.4 million compared to $1.7 million for the comparable period of the prior year. The increase of $0.7 million in the current six month period included an increase in personnel and consulting of $250,000 due to primarily to additional sales and marketing expense associated with the advertising launch of the Mobile Office, $65,000 costs of a recently established office in the U.K., a $111,000 increase in legal and related costs primarily associated with financing, registration and regulatory activities and general increases in other administrative expenses as compared to the prior period.

Research and development costs were $408,000 for the first six months of fiscal 1997, as compared to $604,000 for the first six months of fiscal 1996 which included $370,000 of FLASHBACK pre-production development costs. The research and development associated with new products, although subject to quarterly variations, are expected to continue at recent levels comparable, to recent quarter levels.

The Company's interest expense for the six months ended September 30, 1996 was $77,522 a reduction from $181,940 for the prior period resulting from the retirement of demand loans and other interest bearing debt outstanding during fiscal 1996.

The Company reported an operating loss of $2.2 million for the second quarter of fiscal 1997, as compared to an operating loss of $1.5 million for the second quarter of fiscal 1996 with the increase due primarily to the larger gross loss and increased selling and administrative expenses. For the six months ended September 30, 1996 the operating loss was $3.7 million compared to $3.8 million for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $2.8 million, compared to working capital of $1.1 million at March 31, 1996. The Company had approximately $3.2 million of working capital invested in inventories at September 30, 1996, comparable to the balance at March 31, 1996. The increase in working capital is a result of the Company's financing activities offset by continuing losses which consumed working capital during the period. Approximately $4.6 million in cash was used in operating activities by the Company in the six months ended September 30, 1996 which included a $1.4 million reduction in accounts payable and accrued liabilities.

During the first six months the Company retired the $2,185,546 obligation related to the demand loan payable, to CVD Financial Corporation ("CVD"). During the first fiscal quarter, $3 million of long-term convertible notes, plus accrued interest, were converted into common stock. The Company has no long-term debt nor any bank lines of credit or related financing facilities. During the first six months of fiscal 1997, the Company obtained equity from the sale of common stock and pre-paid warrants for net cash proceeds of $5.1 million.

Given the Company's cash position and assuming the current rate of revenues and expenditures and level of operations, the Company will require additional capital within the next 3 months to meet its debts as they become due and to continue as a going concern. The Company will also require additional working capital to finance production and sales of its proprietary products. Successful commercialization of proprietary products and the recent introduction of the VOICELINK will require additional working capital. The Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $3 million to continue operating for the next twelve months without any contribution from operations. The existing business may be able to generate some of the additional funding required depending on proprietary product results, success in obtaining additional contract manufacturing business and the ability of the OEM and licensing division to generate revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for additional capital. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to raise additional funds could have a material adverse effect on the Company and could force the Company to reduce or curtail operations.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company estimates that it will require additional capital to finance future developments, new products, production, marketing, acquisitions or extraordinary expansion of facilities in accordance with its business strategy. There can be no assurances that additional capital will be available when needed.

CHANGES IN CASH

For the six months ended June 30, 1996, net cash decreased by $1.9 million. Cash used in operating activities was $4.6 million. Major components using cash were a net loss of $3.6 million after depreciation and a decrease in other accounts payable and accruals of $1.4 million. The major component of cash provided by financing activities was proceeds from issuance of common shares and pre-paid warrants of $5.1 million less $2.2 million used to retire the obligation on the demand loan payable.

FUTURE COMMITMENTS AND FINANCIAL RESOURCES

The Company's future commitments are related to its capital and operating leases (see audited financial statements for the fiscal year ended March 31, 1996, footnote 12). These commitments are included in the cash requirements discussed above. The Company is currently in arrears and in breach of payment obligations totaling $0.5 million for a capital lease. The Company, however, has not received notice of default from the lessor and is discussing with the lessor various financing alternatives.

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

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) re-focusing the Company on a family of products, technology components and software and not having the Company reliant on a single recorder product; (ii) expanding the retail product offering by introducing a computer interface VOICELINK which allows the FLASHBACK recorder to interact with a personal computer, and communicate with other computers via the Internet; (iii) repositioning the core retail product, the FLASHBACK recorder, at the computer peripheral and telephony markets; (iv) building a sales and marketing infrastructure to focus on the computer retail and OEM markets; and (v) upgrading and expanding the management team. The Company's new generation retail product, the Mobile Office, began initial shipping in October 1996. The Mobile Office includes the FLASHBACK recorder, 36 minute SOUNDCLIPS, VOICELINK (which links the recorder to a personal computer) and related software.

The Company is actively developing a number of distributors, licensing and OEM opportunities and has signed agreements, as of November 13, 1996, with Mobile Planet, a U.S. based distributor, and Pocket Power, an Italian distributor; OEM agreements with Thin Spin Holdings LLC and with Sanyo Information Systems UK Ltd. The Company continues to progress with additional licensing and OEM opportunities, which management believes could have a positive impact on future operations. Due to the Company's high manufacturing overhead, the Company expects to report gross losses until product sales and/or margins improve sufficiently to cover the overhead. The Company's strategies to produce positive margins includes increasing the volume of existing products and adding new products, such as the recently introduced Mobile Office, reducing manufacturing overhead and costs, obtaining additional contract manufacturing business and obtaining new revenues from OEM and licensing agreements with companies like recently signed, Sanyo. The Company believes the successful implementation of these steps will bring the Company to profitability with the next twelve months, however, there can be no assurances that the Company can successfully implement its plan to improve operations and/or achieve positive gross margins in the future.

POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN AND MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS

The Company has suffered recurring losses from operations. This factor, in combination with (i) the Company's reliance upon debt and new equity to fund the continuing, increasing losses from operations and cash flow deficits, (ii) substantial inventory buildup during fiscal 1995 and fiscal 1996 consisting of raw materials, components and finished product to be utilized in the manufacture and sale of its FLASHBACK product and material decline in inventory turnover,
(iii) material net losses and cash flow deficits from operations during fiscal 1996 and to date in fiscal 1997 and (iv) the likelihood that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. See Management's Plans for Improving Operations in the preceding section.

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


PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material, pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES

The Company continued its jurisdiction of incorporation from the Yukon Territory, Canada to the state of Wyoming on August 30, 1996 and further on September 4, 1996 reincorporated into Delaware as Norris Communications, Inc. The change in jurisdiction and governing law affected the rights of common shareholders as more fully described in the Company's definitive proxy statement dated July 3, 1996 (meeting date of July 25, 1996).

At the July 25, 1996 special meeting the shareholders authorized 5,000,000 shares of $.001 par value preferred stock for issuance from time to time for such purposes and for such consideration as the Board of Directors may approve without need to obtain approval of shareholders. The Board of Directors may establish the terms of the preferred stock including, without limitation, preferences and terms relating to dividends, conversion prices, voting rights, liquidation and redemption prices. The Company has not issued any preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 1996 the Company had a special shareholder meeting. All matters except for Item 2 were approved by the shareholders at the July 25, 1996 meeting which was then adjourned until August 23, 1996 for further consideration of Item 2 which was passed on that date.

         1. Authorization to change domicile from Yukon Territory, Canada to Wyoming, U.S.A., by way of a continuation under the Yukon Business Corporations Act.

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      6,220,271              26,888                   16,225

         2. Authorization to subsequently change its domicile from Wyoming to Delaware to be accomplished by the merger of the Corporation with and into a wholly-owned Delaware corporation formed solely for the purpose of completing the merger.

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      6,199,271              45,188                   18,925

         3. Authorization to increase in the number of shares of common stock that the Corporation is authorized to issue from 30,000,000 to 60,000,000.

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      5,773,185             440,674                   49,525

         4. Authorization to issue 5,000,000 shares of $.001 par value preferred stock.

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      5,670,992             528,494                   63,898

         5. Authorization to alter the procedure to change the number of members of the Corporation's Board of Directors.

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      6,033,924             183,845                   45,615

         6. Authorization to change the Corporation's name from "Norris Communications Corp." to "Norris Communications, Inc."

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      6,194,756              27,700                   40,928

         7. Authorization to eliminate the personal liability of directors to the fullest extent allowed under Delaware law.

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      5,796,392             374,167                   92,825

         8. Authorization to provide officers, directors, employees and agents of the Corporation certain indemnification rights in addition to those previously provided.

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      5,827,707             333,949                  101,728

         9. Approval of the action of the Board of Directors in amending the 1994 Stock Option Plan to increase the number of shares available for option from a maximum of 500,000 to a maximum of 4,000,000.

                  Affirmative Votes      Negative Votes           Votes Withheld
                  -----------------      --------------           --------------
                      5,803,857             407,629                   51,898

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:     None

(b) Reports on Form 8-K:

On August 30, 1996 the Company filed a Form 8-K reporting in Item 5 the terms of the Company's financing activities.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NORRIS COMMUNICATIONS INC.



Date: November 13, 1996         By:      /s/Kathleen E. Terry
                                         ---------------------------------------
                                         Kathleen E. Terry
                                         Chief Financial and Operating Officer
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)