Form 10QSB/A
period 1996-09-30
NORRIS COMMUNICATIONS CORP
filed 1997-02-13
CIK 886328

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

3. INVENTORY


Inventory of raw material is recorded at the lower of cost and replacement cost, which is less than net realizable value. Inventory of work in process and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:


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


                                NORRIS COMMUNICATIONS INC.



Date: February 13, 1996         By:      /s/Kathleen E. Terry
                                         ---------------------------------------
                                         Kathleen E. Terry
                                         Chief Financial and Operating Officer
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)