Form 10QSB
period 1996-12-31
NORRIS COMMUNICATIONS CORP
filed 1997-02-14
CIK 886328

=============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1996

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

                                 (619) 679-1504
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES       NO   X
                                                                ----      ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $.001 par value                            22,788,828
-------------------------------                          ----------
           (Class)                           (Outstanding at February 12, 1997)

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ----    ----
=============================================================================

                          NORRIS COMMUNICATIONS, INC.
                                     INDEX

                                                                                                      Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidated Balance Sheets as of December 31, 1996 and
                 and March 31, 1996 (unaudited)                                                       3

                 Consolidated Statements of Operations for the three and nine
                 months ended December 31, 1996 and 1995 (unaudited)                                  4

                 Consolidated Statements of Cash Flows for the nine months
                 ended December 31, 1996 and 1995 (unaudited)                                         5

                 Notes to Interim Consolidated Financial Statements                                   6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                8

PART II. OTHER INFORMATION                                                                           12

         Item 1. Legal Proceedings                                                                   12
         Item 2. Changes in Securities                                                                *
         Item 3. Defaults upon Senior Securities                                                      *
         Item 4. Submission of Matters to a Vote of Security Holders                                  *
         Item 5. Other Information                                                                    *
         Item 6. Exhibits and Reports on Form 8-K                                                    12



SIGNATURES                                                                                            12


         *  No information provided due to inapplicability of the item.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           NORRIS COMMUNICATIONS, INC
                          CONSOLIDATED BALANCE SHEETS
                          (EXPRESSED IN U.S. DOLLARS)
                                   UNAUDITED


                                                                  December 31, 1996   March 31, 1996
                                                                      $                  $
                                                                  -----------------   --------------
ASSETS
Current
Cash                                                                     31,039        2,843,540
Accounts receivable, less allowance for doubtful
   accounts of $11,647 and $11,647, respectively                        393,166           94,619
Inventory (note 3)                                                    2,108,759        3,243,245
Prepaid expenses and other                                              125,399          226,436
                                                                    -----------      -----------
Total current assets                                                  2,658,363        6,407,840

Property and equipment, net                                           1,197,200        1,359,791
Other intangible assets, net of accumulated amortization of
   $30,480 and $24,896 respectively                                      43,929           49,513
                                                                    -----------      -----------
Total assets                                                          3,899,492        7,817,144
                                                                    ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Demand loan payable (note 4 )                                                          2,185,546
Accounts payable, trade                                               1,633,946        2,554,209
Other accounts payable and accrued liabilities                          667,284          443,225
Current portion of capital lease obligations                            167,307          168,831
                                                                    -----------      -----------
Total current liabilities                                             2,468,537        5,351,811
                                                                    -----------      -----------
Convertible notes payables                                                --           3,000,000
                                                                    -----------      -----------
Total liabilities                                                     2,468,537        8,351,811
                                                                    -----------      -----------
Stockholders' equity (deficiency)
Preferred stock, $.001 par value, 5,000,000 shares authorized;
  none issued.                                                           --                --
Common stock, $.001 par value, authorized 60,000,000 and 30,000,000 respectively; 22,788,828 and 15,103,703 shares
 outstanding, respectively (note 5)                                  26,964,647       21,762,337
Pre-paid Warrants (note 6)                                            3,396,505            --
Contributed surplus                                                   1,592,316        1,592,316
Accumulated deficit                                                 (30,522,513)     (23,889,320)
                                                                    -----------      -----------
Total stockholders' equity (deficiency)                               1,430,955         (534,667)
                                                                    -----------      -----------
Total liabilities and stockholders' equity (deficiency)               3,899,492        7,817,144
                                                                    ===========      ===========




See notes to interim consolidated financial statements

                          NORRIS COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (EXPRESSED IN U.S. DOLLARS)
                                   UNAUDITED


                                                Three months ended            Nine months ended
                                                   December 31                  December 31
                                                1996             1995         1996        1995
                                                 $               $             $           $
                                              ----------    ----------     ----------  ----------
Revenues                                         463,167       573,095        764,710   1,379,698
Cost of sales                                    727,806     1,074,342      1,777,124   3,266,747
                                              ----------    ----------     ----------  ---------
Gross profit (loss)                             (264,639)     (501,247)    (1,012,414) (1,887,049)
                                              ----------    ----------     ----------  ---------
Operating expense (income)
Selling and administration                     1,016,456       924,793      3,466,105   2,620,525
Research and related expenditures                226,569       139,679        634,254     743,769
Restructuring cost (note 8)                    1,495,500         --         1,495,500       --
Interest expense                                   1,077       109,051         78,599     290,991
Interest income                                   (3,898)       (7,232)       (28,679)    (27,641)
Gain on sale of investment                       (25,000)        --           (25,000)      --
                                              ----------    ----------     ----------  ---------
                                               2,710,704     1,166,291      5,620,779   3,627,644
                                              ----------    ----------     ----------  ---------
Operating loss                                (2,975,343)   (1,667,538)    (6,633,193) (5,514,693)
                                              ----------    ----------     ----------  ---------
Provision for income taxes (note 9)               --            --             --          --
                                              ----------    ----------     ----------  ---------
Net loss                                      (2,975,343)   (1,667,538)    (6,633,193) (5,514,693)
                                              ==========    ==========     ==========  ==========

Net loss per share (note 10)                       (0.13)        (0.12)         (0.31)      (0.45)
                                              ==========    ==========     ==========  ==========

Weighted average shares                       22,424,573    13,748,152     21,610,362  12,381,062
                                              ==========    ==========     ==========  ==========

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (EXPRESSED IN U.S. DOLLARS)
                                   UNAUDITED


                                                                    For the nine months ended
                                                                           December 31
                                                                        1996        1995
OPERATING ACTIVITIES                                                    $             $
                                                                    -----------   -----------
Net loss                                                            (6,633,193)   (5,514,693)
Adjustments to reconcile net loss to net cash
     used by operating activites:
     Depreciation and amortization                                     314,700       373,049
     Loss on disposal of property and equipment                                       38,550
     Gain on sale of investment                                        (25,000)       -
     Interest paid by issuance of common stock                          33,773        -
     Professional services paid by issuance of common stock            305,953        -
     Legal settlement paid by issuance of common stock                 127,500        -
Changes in assets and liabilities:
     Accounts receivable                                              (298,547)     (219,876)
     Inventory                                                       1,134,486      (762,444)
     Prepaid expenses and other                                        101,037       (30,077)
     Accounts payable, trade                                          (920,263)      950,731
     Other accounts payable and accrued liabilities                    224,059      (329,489)
                                                                    ----------    ----------
Cash used in operating activities                                   (5,610,495)   (5,494,249)
                                                                    ----------    ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                    (146,525)      (35,506)
Proceeds on disposal of property and equipment                          -             28,300
Proceeds on sale of investment                                          25,000        -
Investment in patents and intangibles                                   -             (3,937)
                                                                    ----------    ----------
Cash used in investing activities                                     (146,525)      (11,143)
                                                                    ----------    ----------
FINANCING ACTIVITIES
Repayments under demand loan payable                                (2,185,546)     (296,354)
Principal payments on capital lease obligations                         (1,524)      (24,245)
Proceeds from issuance of shares and warrants                        5,131,589     3,912,586
                                                                    ----------    ----------
Cash provided by financing activities                                2,944,519     3,591,987
                                                                    ----------    ----------
Net decrease in cash                                                (2,812,501)   (1,913,405)

Cash, beginning of period                                            2,843,540     3,291,203
                                                                    ----------    ----------
Cash, end of period                                                     31,039     1,377,798
                                                                    ==========    ==========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                                         78,599       290,991

Supplemental  schedule of noncash investing
   and financing activities:
    A note holder converted a long-term convertible
      note plus accrued interest into common stock                   3,033,773        -

 See notes to interim consolidated financial statements

                          NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1996

1. OPERATIONS

Norris Communications, Inc. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company further changed its domicile to Wyoming on August 30, 1996 and on September
4, 1996 reincorporated into Delaware. The Company is engaged through its wholly-owned U.S. subsidiary in developing, manufacturing and exploiting proprietary electronic technology and products.

2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Norris Communications, Inc. ("NCI"), a California corporation, based in San Diego County, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the three and nine month periods ended December 31, 1996 and has an accumulated deficit of $30,522,513 at December 31, 1996. The Company's operational plan involves reducing operating expenditures and focusing on licensing and product development on a contract basis and for the Company's own account. See Note 8. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The interim consolidated financial statements and notes thereto are stated in U.S. dollars.

3. INVENTORY

Inventory of raw material is recorded at the lower of cost and replacement cost, which is less than net realizable value. Inventory of work in process and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                                                      December 31, 1996            March 31, 1996
                                                      -----------------            --------------
         Raw material                                     $1,141,471                $1,569,812
         Work in process                                     147,748                   194,437
         Finished goods                                      819,540                 1,478,996
                                                          ----------                ----------
                                                          $2,108,759                $3,243,245
                                                          ==========                ==========

4. DEMAND LOAN PAYABLE
The demand loan payable to CVD Financial Corporation plus accrued interest was retired on July 31, 1996.

                          NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1996

5. COMMON STOCK

The following table summarizes shares issued during the nine month period ended December 31, 1996:

                                                              Shares               Amount
                                                              ------               ------
Balance, March 31, 1996                                     15,103,703          $21,762,337
Convertible notes and accrued interest
  at prices ranging from $0.981 to $1.269 per share          4,366,051            3,033,773
Stock issued for accounts payable at $1.50 per share            85,000              127,500
Stock issued for services at $1.50 per share                    48,000               72,000
Stock issued for cash at $0.70 per share net of
    offering costs of $159,283                               2,420,143            1,534,817
Stock issued for cash at $0.69125 per share net of
     offering costs of $5,373                                  245,931              164,627
Stock issued for accounts payable at $0.4375
     to $0.87 per share                                        460.000              233,953
Stock issued for executives at $0.594 per share                 60,000               35,640

-------------------------------------------------------------------------------------------
Balance, December 31, 1996                                  22,788,828          $26,964,647
===========================================================================================


6. PRE-PAID WARRANTS

Represents proceeds from warrants pre-paid for cash net of offering costs of $409,395. The face amount of the warrants or $3,805,900 is exercisable, without further cash payment, into common shares of the Company at the lessor of: $0.70 per common share (with respect to $805,900 of warrants) and $0.69125 per common share (with respect to $3,000,000 of warrants) or a 30% discount to the 5 day moving average bid price of the common shares on the day prior to exercise. The exercise price of the warrants will be further discounted by 7% per year and for other events until the warrants are exercised. At December 31, 1996 these warrants were exercisable into approximately 5.5 million common shares.

7. OPTIONS AND WARRANTS

At December 31, 1996 warrants were outstanding/exercisable into the following listed shares:

                                      Number of        Exercise Price
Description                             Shares            U.S.$                          Expiration Date
--------------------------------------------------------------------------------------------------------
Warrants                               200,000             2.00                           September 1998
Warrants                               450,000             1.75                                June 1999
Warrants                                33,750             4.00                                June 1999
Warrants                                82,100             4.00                              August 1999
Warrants (a)                           106,986             2.01                            February 2000
Warrants (a)                            88,014             2.01                               March 2000
Warrants                               129,230            1.625                               March 2001
Warrants                               401,924           0.9875                                July 2001
Warrants (a)                           150,000          0.65625                             October 2001
Warrants (a)                           128,067             1.25                             October 2005
--------------------------------------------------------------------------------------------------------
Total                                1,770,071
========================================================================================================


         (a) These warrants, amongst other provisions, contain a provision for adjustment for dilutive events. The exercise prices and where applicable, the number of warrants, have been adjusted to reflect any such events through March 31, 1996.

                          NORRIS COMMUNICATIONS,  INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1996

7. OPTIONS AND WARRANTS (Continued)

The following table summarizes stock option activity for the period:

         Outstanding at March 31, 1996                            1,493,658
         Granted                                                       -
         Exercised                                                     -
         Expired                                                   (66,000)
         Canceled                                                   (5,000)
                                                                    -------
         Outstanding at December 31, 1996                        1,422,658
                                                                  =========

Options outstanding are exercisable at prices ranging from $0.90 to $6.01 and expire over a period from 1997 to 2000.

8. RESTRUCTURING CHARGE

The Company recorded a restructuring charge of $1,495,500 in December 1996 which included a $989,500 inventory writedown, $98,500 in losses on purchase commitments, $47,000 in severance costs, a $310,500 loss on disposal of manufacturing equipment and $50,000 related to facility reduction and other costs. At December 31, 1996 a total of $506,000 was accrued relating to the restructuring charges which is expected to be substantially completed by fiscal year end (March 31, 1997). The restructuring charge is a result of the change in the Company's operations due to the discontinuation of contract manufacturing services due to a decision to focus on OEM and licensing activities related to the Company's FLASHBACK technology.

9. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $9,462,000 and $4,991,000 for federal and state tax purposes, respectively, subject to certain limitations.

10. NET LOSS PER SHARE

The net loss per share is calculated using a weighted average number of common shares and common stock equivalents outstanding for the period. Common equivalent shares consisting of outstanding pre-paid warrants, stock options and stock purchase warrants have been excluded because their effect would be antidilutive.

                            ________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1996.

GENERAL

The Company's historical revenues have consisted primarily of contract manufacturing services and sales of FLASHBACK products. In December 1996 the Company incurred a restructuring charge associated with discontinuing contract manufacturing services. The Company anticipates the majority of its future revenues will be from license and royalty fees and from contract development services. In November 1996 the Company entered into an OEM contract with Sanyo Information Systems U.K. Ltd. and in January 1997 entered into an OEM and development contract with Lanier Worldwide, Inc.

The Company has incurred operating losses in each of the past three fiscal years and these losses have been material. The Company incurred an operating loss of $8.3 million in fiscal 1996. This resulted primarily from FLASHBACK operations. As a result of the restructuring and focus on licensing and contract development, the Company has reduced its monthly cash operating costs from approximately $450,000 per month to $200,000 per month. However, the Company's losses are expected to continue until such time as the Company is able to obtain licensing, royalty and development revenues sufficient to cover fixed costs of operations. Should the Company be unable to accomplish the foregoing and operate profitably, the Company may be forced to further reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Sales of and demand for the Company's branded FLASHBACK recorder did not meet management's expectations due to a variety of factors including competitive pressure in the portable recording industry and insufficient financial resources to differentiate the product from competitors. As a result management has elected to focus on OEM licensing with respect to the NCI MicroOS imbedded operating system and Multichip modules and contract development of private label and custom-designed products for computers, dictation systems, computer peripherals and telecommunication equipment.

Revenues from licensing, royalties and development services are expected to be subject to significant month to month variability resulting from the limited number of licensees to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's technology is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand and the demand for the Company's technology can also shift quickly. The Company may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS

For the first nine months of fiscal 1997, the Company reported revenues of $764,710, 4530% less than revenues of $1,379,698 for the first nine months of fiscal 1996. For the three months ended December 31, 1996 revenues were $463,167 compared to $573,095 for the same quarter of the prior year. The decrease in revenues is due primarily to reduced FLASHBACK sales compared to the prior year. Sales for the prior period included some initial stocking orders by retailers. A substantial portion of the Company's FLASHBACK revenues have been derived from a limited number of customers. Revenue for the third fiscal quarter of 1997 included $214,250 of OEM revenue. The Company's future revenues are expected to consist primarily of license and royalty fees and contract development services.

For the first nine months of fiscal 1997, the Company reported a gross loss of $1,012,414 as compared to a gross loss of $1,887,049 for the first nine months of fiscal 1996. The gross loss for the third fiscal 1997 quarter was $264,639 compared to a gross loss of $501,247 for the third fiscal 1996 quarter. Gross losses are due to the minimal sales of the FLASHBACK product while significant fixed manufacturing overhead related to cost of sales (primarily facility and equipment costs) plus the cost of product continued to exceed the revenues generated by sales. The first quarter of fiscal 1996 cost of sales included $980,000 representing the cost of 7,000 discontinued FLASHBACK units sold in exchange for $1,172,500 of media trade credits. The Company recognized no prepaid asset nor any revenue in connection with the trade credits. The second quarter of fiscal 1997 included the write-down of approximately $178,850 of inventory no longer usable due to technical changes in FLASHBACK models. In connection with the Company's restructuring, it is disposing of first generation FLASHBACK materials and inventory, with some products expected to be sold to OEM licensees of the Company's FLASHBACK technology. There can be no assurance the Company can achieve positive gross margins in the future.

Total operating expenses (including research and related expenditures, selling and administrative, restructuring costs and interest expense less interest income) were $5.6 million (including a $1.5 million restructuring charge) for the nine months ended December 31, 1996 as compared to $3.6 million for the nine months ended December 31, 1995. Total operating expenses for the third fiscal quarter of 1997 were $2.7 million (including the $1.5 million restructuring charge) compared to $1.2 million for the second fiscal quarter of 1996. Selling and administrative expenses increased in the first nine months of fiscal 1997 to $3.5 million compared to $2.6 million for the comparable period of the prior year. The increase of $0.9 million in the current nine month period included an increase in personnel and consulting of $510,000 due primarily to additional sales and marketing personnel, $65,000 costs of an office in U.K., a $65,000 increase in marketing travel, and a $185,000 increase in legal and related costs primarily associated with financing, registration and regulatory activities and general increases in other administrative expenses as compared to the prior period.

Research and development costs were $634,254 for the first nine months of fiscal 1997, as compared to $743,769 for the first nine months of fiscal 1996 which included $370,000 of FLASHBACK pre-production development costs. Excluding this item, the $260,000 increase in the current period resulted primarily from a $100,000 increase in personnel costs due to increased staffing and a $115,000 increase in outside design and consulting cost. Research and development costs are subject to significant quarterly variations depending on the use of outside services and the availability of financial resources.

The Company recorded a restructuring charge of $1,495,500 in December 1996 which included a $989,500 inventory writedown, $98,500 in losses on purchase commitments, $47,000 in severance costs, a $310,500 loss on disposal of manufacturing equipment and $50,000 related to facility reduction and other costs. At December 31, 1996 a total of $506,000 was accrued relating to the restructuring charges which is expected to be substantially completed by fiscal year end (March 31, 1997). The restructuring charge is a result of the change in the Company's operations due to the discontinuation of contract manufacturing services and the decision to focus on OEM and licensing activities related to the Company's FLASHBACK technology. Licensing to OEMs relates primarily to the Company's core digital flash memory audio recording technology.

As a result of the restructuring and reduction in personnel, the Company has reduced monthly cash operating costs from approximately $450,000 per month to $200,000 per month.

The Company's interest expense for the nine months ended December 31, 1996 was $78,599 a reduction from $290,991 for the prior period resulting from the retirement of demand loans and other interest bearing debt outstanding during fiscal 1996 and 1997 and more reliance on equity to finance operations.

The Company reported a net loss of $3.0 million for the third quarter of fiscal 1997, as compared to an operating loss of $1.7 million for the third quarter of fiscal 1996 with the increase due primarily to the restructuring charge and increased research and development expenses offset in part by a reduced gross loss. For the nine months ended December 31, 1996 the operating loss was $6.6 million compared to $5.5 million for the prior period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $189,826, compared to working capital of $1.1 million at March 31, 1996. The Company had approximately $2.1 million of working capital invested in inventories at December 31, 1996. The decrease in working capital is a result of the Company's continuing losses which consumed working capital during the period. Approximately $5.6 million in cash was used in operating activities by the Company in the nine months ended December 31, 1996 which included a $0.7 million reduction in accounts payable and accrued liabilities and a $0.3 million increase in accounts receivable.

During the first nine months the Company retired the $2,185,546 obligation related to the demand loan payable, to CVD Financial Corporation ("CVD"). During the first fiscal quarter, $3 million of long-term convertible notes, plus accrued interest, were converted into common stock. The Company has no long-term debt nor any bank lines of credit or related financing facilities. During the first nine months of fiscal 1997, the Company obtained equity from the sale of common stock and pre-paid warrants for net cash proceeds of $5.1 million.

Given the Company's cash position and assuming the rate of revenues and expenditures and level of operations after the restructuring, the Company will require additional capital within the next 2 months to meet its debts as they become due and to continue as a going concern. The Company is currently financing its operations from the sale of equipment and inventory and from funds received from OEM agreements. The Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $1 million to continue operating for the next twelve months without any contribution from operations. The existing OEM and licensing business may be able to generate some of the additional funding required depending on the ability of OEM and licensing activities to generate revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for additional capital. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to raise additional funds could have a material adverse effect on the Company and could force the Company to further reduce or curtail operations.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company estimates that it will require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed.

CHANGES IN CASH

For the nine months ended December 31, 1996, net cash decreased by $2.8 million. Cash used in operating activities was $5.6 million. Major components using cash were a net loss of $6.6 million after depreciation and a decrease in other accounts payable and accruals of $0.7 million. The major component of cash provided by financing activities was proceeds from issuance of common shares and pre-paid warrants of $5.1 million less $2.2 million used to retire the obligation on the demand loan payable.

FUTURE COMMITMENTS AND FINANCIAL RESOURCES

The Company's future commitments are related to its capital and operating leases (see audited financial statements for the fiscal year ended March 31, 1996, footnote 12). The Company is selling a significant portion of its manufacturing equipment and retiring leases accordingly. Estimated remaining commitments are included in the cash requirements discussed above. The Company is currently in arrears and in breach of payment obligations totaling $0.6 million for one capital lease. The Company, however, has not received notice of default from the lessor and plans to dispose of the equipment.

The Company has been committed to purchase orders providing for the future delivery of components in accordance with previous production schedules. The Company has accrued $98,500 to settle outstanding commitments connected with the termination of production activities.

If in the future, operations of the Company increase significantly, the Company may require additional funds. The Company might also require additional capital to finance future developments, acquisitions or extraordinary expansion of operations. The Company currently has no plans, arrangements or understanding regarding any acquisitions.

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS

Management's actions to improve operations by increasing its contract manufacturing business have not been successful. Accordingly the Company took a $1,495,500 restructuring charge in December 1996 as described above and has dramatically reduced personnel and operating expenses. The Company's strategy is to expand existing and obtain new revenues from OEM and licensing agreements with companies like Sanyo and Lanier. The Company believes the successful implementation of this strategy will bring the Company to profitability within the next twelve months, however, there can be no assurances that the Company can successfully implement its plan to improve operations and/or achieve positive operating results in the future.

POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN

The Company has suffered recurring losses from operations. This factor, in combination with (i) the Company's reliance upon debt and new equity to fund the continuing losses from operations and cash flow deficits, (ii) substantial inventory investment, (iii) material net losses and cash flow deficits from operations during fiscal 1996 and to date in fiscal 1997 and (iv) the likelihood that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. See "Management's Plans for Improving Operations" in the preceding section.

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

BUSINESS RISKS

This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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


                                       NORRIS COMMUNICATIONS INC.




Date: February 14, 1997              By:  /s/ Kathleen E. Terry
                                         ------------------------
                                         Kathleen E. Terry
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)