Form 10QSB/A
period 1996-09-30
NORRIS COMMUNICATIONS CORP
filed 1997-05-12
CIK 886328

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A
                                Amendment No. 2


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

10. CONTINGENT LIABILITY

The Company may have a liability to certain security holders due to the possible violation of federal and state securities laws prohibiting an issuer from selling securities in a private placement by any form of general solicitation or advertising. Section 5 of the Securities Act of 1933 prohibits the sale of securities pursuant to a prospectus that does not satisfy the requirements of the Securities Act. Such violation, if deemed to have occurred, could give rise to a private right of action by the affected security holders for rescission of recently issued securities in the amount of $5.67 million and for damages. Management of the Company has provided notice to each of the affected security holders of the possible violation and has obtained from affected security holders, representing $5.42 million of the above issued shares, written release and waivers with respect thereto. It is possible that the release and waiver agreements could be challenged at some later date by an affected security holder on grounds of enforceability. Although Management of the Company has no present reason to believe that the release and waiver agreements are not enforceable, a contrary finding by a federal or state court may result in a continuing risk of potential liability. Management of the Company believes the likelihood of a future event occurring to confirm the contingent liability is remote.

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


                                NORRIS COMMUNICATIONS INC.



Date: May 9, 1997               By:      /s/Renee Warden
                                         ---------------------------------------
                                         Renee Warden
                                         Chief Accounting Officer
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)