Form 10QSB/A
period 1996-12-31
NORRIS COMMUNICATIONS CORP
filed 1997-05-12
CIK 886328

=============================================================================

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

11. CONTINGENT LIABILITY

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


                                       NORRIS COMMUNICATIONS INC.




Date: May 9, 1997                    By:  /s/ Renee Warden
                                         ------------------------
                                         Renee Warden
                                         Chief Accounting Officer
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)