Form 10KSB
period 1997-03-31
NORRIS COMMUNICATIONS CORP
filed 1997-06-26
CIK 886328

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                             -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $653,700

The aggregate market value of the issue's Common Stock held by non-affiliates as of June 24, 1997 (assuming for this purpose that only directors and officers of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $5,120,000.

As of June 24, 1997 there were 30,540,143 shares of Norris Communications, Inc. Common Stock, par value $.001, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              -----   -----

================================================================================

                                TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                 ----
                                     PART I
ITEM 1.       Description of Business                                                                             2
ITEM 2.       Description of Property                                                                             9
ITEM 3.       Legal Proceedings                                                                                  10
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                10

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters                                           10
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                          10
ITEM 7.       Financial Statements                                                                               17
ITEM 8.       Changes in and Disagreement with Accountants on Accounting and Financial Disclosure                17

                                                         PART III

ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;                                      17
              Compliance With Section 16(a) of the Exchange Act
ITEM 10.      Executive Compensation                                                                             18
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management                                     19
ITEM 12.      Certain Relationships and Related Transactions                                                     20
ITEM 13.      Exhibits and Reports on Form 8-K                                                                   20

SIGNATURES                                                                                                       51


                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Norris Communications, Inc., a Delaware corporation (the "Company") is a holding company which, through its wholly owned California subsidiary, Norris Communications, Inc. ("NCI"), is an innovator in developing and marketing advanced electronic product designs and technologies employing a rapidly growing non-volatile storage media (flash memory) for the portable computing, digital recording, mobile office and telecommunication markets. The Company is engaged in a single industry segment: the development, manufacture and marketing of electronic products and technologies.

The Company is involved in (i) researching, developing and manufacturing products sold to major OEM (Original Equipment Manufacturer) customers of digital voice recording and processing technology using flash storage media and
(ii) marketing its MicroOS(TM) operating system technology, a proprietary method for information storage, manipulation and retrieval.

The address of the Company's principal executive office is 12725 Stowe Drive, Poway, California 92064 and its telephone number is (619) 679-1504. The Company's primary operating facilities are located at that address. Its Internet site is located at WWW.NORRISCOMM.COM. The Company presents its consolidated financial statements in United States dollars.

HISTORY
The Company was started in 1988 based on technology that its founder, Elwood G. Norris, developed while researching and developing headset/microphone alternatives for NASA. The successful combination of a speaker and microphone was developed into the EarPHONE(TM) product line, now owned by JABRA Corporation ("JABRA") in which the Company holds an equity investment. The Company was incorporated under the Company Act (British Columbia), Canada on February 11, 1988 under the name 340520 B.C. Ltd. The Company changed its name to Norris Communications Corp. on April 7, 1988 and on November 22, 1994 the Company continued its jurisdiction of incorporation from British Columbia to the Yukon Territory. The Company further continued its jurisdiction of incorporation to Wyoming on August 30, 1996 and on September 4, 1996 reincorporated into Delaware under the name Norris Communications, Inc.

In August 1989, the Company acquired ASMD, subsequently merged into NCI, establishing the Company as a regional full-service independent supplier of turnkey manufacturing of circuit board assemblies, systems and subsystems, to OEM's in the computer, defense, telecommunications and medical industries. The Company invested over $2.5 million in equipping a 31,000 square foot manufacturing and administrative facility. Prior to the late fiscal 1995 launch of the Company's first information storage and retrieval technology product, a personal digital recorder, ASMD's contract manufacturing services accounted for substantially all of the Company's revenues. In January 1996, due to the startup of the manufacturing of the Company's proprietary Flashback recorder in the facility, the Company scaled back outside contract manufacturing services. During fiscal 1997 the Company substantially reduced Flashback production and terminated contract manufacturing taking a $2.2 million restructuring charge. The Company during the same period also discontinued retail marketing of Flashback products in favor of private labeling for OEM customers to sell.

As of the date of this report the Company has substantially completed its restructuring by selling most of its contract manufacturing equipment, moving to a smaller facility more suited for its operations and disposing of or making allowances for excess and obsolete inventory. The Company has dramatically reduced its monthly operating expenditures from an average of $540,000 during fiscal 1997 to approximately $120,000 currently. In November 1996, the Company entered into an OEM contract with Sanyo Information Systems U.K. Ltd. (extended into the rest of Europe with Sanyo Bro-Electronic Europa) (collectively "Sanyo") and in January 1997 entered into an OEM and development contract with Lanier Worldwide, Inc. ("Lanier"). Management believes its has substantially completed the transition from a manufacturing and sales organization to an OEM provider of technology, product development services, and technology licensing. The Company, as a consequence, anticipates that the majority of its future revenues will be from license and royalty fees, private label agreements for the Company's Flashback family of products and from contract development services for custom digital products.

The Company also holds as an investment 940,734 common shares (approximately 12.1%) of JABRA. JABRA is a former wholly-owned subsidiary of which control was sold in 1993. JABRA is a developer and manufacturer of communication products for desktop, mobile and wireless applications.

FLASH MEMORY INDUSTRY
The Company's technology employs flash ("Flash") memory as the storage media. The traditional data storage market encompasses several types of memory and storage devices designed primarily for specific components of computer systems. Dynamic random access memory ("DRAM") provides main system memory; static random access memory ("SRAM") provides specialized and high speed memory; hard disk drives provide high capacity data storage; and floppy disk drives permit low capacity removable data storage.

In recent years, digital computing and processing have expanded beyond the boundaries of desktop computer systems to include an array of electronic systems. These new devices include handheld data collection terminals, medical monitors, mobile communication systems, highly portable computers, digital cameras, cellular telephones, communications switches, wireless base stations, network computers, pay telephones, digital audio recorders and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. Important requirements include small form factor, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. In the late 1980s, a new memory technology, known as Flash memory, was developed as an extension of ultraviolet erasable programmable read-only memory ("EPROM"). Flash memory is non-volatile, unlike DRAM and SRAM, requiring no power to retain data and is electrically reprogrammable, unlike EPROM.

Flash memory-based products are solid-state devices, making them very reliable. Flash products are non-volatile, meaning that no on-going source of power is required in order for the products to retain data, images or audio indefinitely. Flash is noiseless, considerably lighter, more rugged and consumes less than 10 percent of the power required by a rotating disk drive. The use of Flash memory is seen by the Company as the most practical solution for storing data on removable and interchangeable modules, given that other memory technologies either require battery back-up, draw too much power, are physically too large, or are mechanically or magnetically sensitive.

Flash products are produced by a large number of firms including Intel Corp., SanDisk Corporation, AMD, M-Systems, Samsung, TDK, Toshiba and others. Industry estimates indicate Flash cartridge shipments exceeded 859,000 units in 1995 and are projected to exceed 10.7 million units in 1999 according to Disk/Trend, Inc. Recent product applications by the Company have focused on CompactFlash a product of SanDisk Corporation. CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard Type II PCMCIA card (a CompactFlash cartridge is approximately 1.7" x 1.4" x 0.13"). CompactFlash is compact, rugged and has low-power requirements. CompactFlash is available in capacities ranging from 2 megabyte to 24 megabyte with higher capacities expected to be available during calendar 1997 and at reduced unit costs over time.

CompactFlash is being promoted as a standard form factor by the 70+ corporations, including the Company, who are members of the CompactFlash Association ("CFA"). The CFA is actively promoting the development of products using CompactFlash. Founding members of the CFA were SanDisk Corporation, Apple Computer, Inc., Canon Inc., Eastman Kodak Co., Hewlett-Packard Company, LG Semicon, Matsushita Electric Industrial Co. (Panasonic), Motorola, NEC Corporation ("NEC"), Polaroid Corp., Seagate Technology, Inc. ("Seagate") and Seiko Epson Corp.

The Company's technology also supports the Intel Miniature Card format offering customers design flexibility and choices among Flash memory.

As a developer of advanced electronic products and technologies employing Flash memory the Company's success is in part dependent upon the continued growth and use of various forms of Flash memory. New product applications are also premised on continued reductions in the per-megabyte cost of Flash memory of which there can be no assurance.

EXISTING OEM CONSUMER PRODUCTS
The Company has developed a line of consumer products, including the Flashback(R), the Flashback VoiceLink(TM), SoundClips(R), and bundles of these products as the Flashback Mobile Office(TM) family all based on the Company's proprietary Flashback technology. The technology developed for the Flashback product line integrates a sophisticated micro-processor based control system, digital signal processing ("DSP"), sophisticated digital/analog and analog/digital conversion along with advanced data compression and non-volatile storage media (Flash memory) to produce a no-moving-parts recording scheme with advanced features and capabilities. The Company's unique patent-pending approach eliminates the need for a high powered CPU thereby reducing cost and improving efficiency of Flash memory utilization.

The Company was unsuccessful in its efforts to directly distribute the products and incurred significant expenditures and operating losses. In late 1996 the Company, as a part of its restructuring, discontinued direct sales and elected to private label the products. In November 1996, under the terms of the Sanyo agreement, Sanyo commenced private labeling the products under an exclusive arrangement in the United Kingdom. In March 1997, the Sanyo agreement was expanded to provide for sales to the rest of Europe. The agreement, which terminates in October 1999, provides that Sanyo must purchase at least 500 product units per month (plus or minus 20%) in order to maintain exclusivity. As of June 1997, the Company had received approximately $500,000 in orders from Sanyo, of which approximately $225,000 had been shipped. Management believes Sanyo has the established infrastructure, brand recognition, and marketing expertise required to be successful in retail channels. The product is currently shipping in the U.K., Germany, France, with the rest of Europe scheduled for calendar 1997. There can be no assurance that Sanyo will be successful in distributing Flashback products in Europe or continue to order from the Company.

The Company is seeking additional OEM private label relationships for existing Flashback products in other markets.

A description of each of the Company's proprietary products follows:

         FLASHBACK: The Flashback digital hand-held voice recorder is a 3 ounce, palm-sized unit that is used to record ideas, conversations, and voice memos. The Company believes it is the first and leading digital recorder to feature removable, reusable Flash memory cartridges for long recording times. The Company holds the US patent #5,491,774 for the product. A two-button control pad lets users record, playback, fast forward, and reverse as well as rapid search, instant rewind and variable speed playback without altering pitch. On-board editing functions include insert and delete of words, sentences or even whole paragraphs.

         FLASHBACK VOICELINK: The Flashback VoiceLink not only turns a PC (personal computer) into a long-length audio recorder, it also allows users to download voice messages from SoundClip cartridges directly onto a computer hard drive. The VoiceLink plugs directly into the PC card slot of a notebook or a desktop computer and permits connection of either a wired or wireless microphone for recording directly to the hard disk at a compressed rate of 18 minutes per megabyte of storage. Users can send compressed files over the Internet saving time and money. With a headset, keyboard and the VoiceLink software, users can manipulate sound files for controlled record, play, fast forward, reverse and edit functions. The VoiceLink product was selected as an Innovations '97 award winner at the 1997 International Winter Consumer Electronics Show.

         SOUNDCLIP: Interchangeable SoundClip Flash cartridges are compatible with both the Flashback and the VoiceLink. Users can remove SoundClips and add new ones thereby extending recording time. SoundClips store digitally recorded Flashback voice messages and transfer them to the VoiceLink for downloading into a computer. Available in 18- or 36-minute capacities or longer capacities on special order, they feature a write-protect switch to protect important recordings. Users can store SoundClip cartridges indefinitely, and use them repeatedly. They're not affected by magnets, X-rays, heat or cold.

         FLASHBACK MOBILE OFFICE: The Flashback Mobile Office includes a Flashback, SoundClip cartridge, VoiceLink and Software. The Flashback Mobile Office Professional includes two VoiceLink cards for sending compressed e-mail messages back and forth.

The technology developed for the Flashback products provide an alternative to cassette sound recorders. VoiceLink also permits users to interface with notebook and PC computers to record, edit and transmit highly compressed sound files over networks and the Internet. The Company's voice recording technology enables business travelers to carry a voice recorder and use it anywhere to create voice memos or E-Mail. The digital recorder or a notebook or portable computer become the transport and storage mediums for sound files which are transmitted over existing networks to remote users. The direct benefits of the Company's voice recording approach include:

               o Digital recorders can be smaller, more compact and have no moving parts as compared to cassette recorders.

               o Digital voice recording technology permits users to compose messages with editing, insertion and deletion capabilities. Analog tape can only be appended and has no editing capabilities

               o Unlike analog tape digital voice recording technology interfaces directly with computers, networks and the Internet.

               o Digital voice recording provides the convenience of voice communication instead of keyboard entry for messages.

The Company and its OEM customers are seeking additional markets to benefit from the advantages of digital recording.

OEM TECHNOLOGY COMPONENTS
The Company owns intellectual property and expertise in the use of Flash media for storing data, such as sound, pictures, and video. The development of the proprietary MicroOS(TM) for both of the industry standard Flash memory formats---Intel's Miniature Card and CompactFlash---establishes the Company with experience developing for both. The Norris Flash File System 8:1 compression technology---which allows 18 minutes of voice recordings in 1 megabyte of memory---is efficient when compared to competing compression algorithms. In addition, the Company holds a patent on the use of removable Flash media as storage for a hand-held digital voice recording device.

A key feature of the Company's Flashback technology is the ease of computer compatibility. The Company's approach to managing digital sound information allows information to be manipulated, saved and transferred over any number of digital communication paths including the Internet and corporate Intranets. Information may also be compressed or saved in traditional sound formats on hard drives or other media. Management believes the rapid growth of the Internet and corporate Intranets and the growing use of electronic mail will provide a growing market for an efficient method to transmit voice messages, sound and other data over these networks. Management believes the Company's technology provides an efficient method to link this information between networks, personal, portable and network computers and an array of miniature electronic devices.

The Company believes its expertise and technology offers OEMs a rapid path to develop digital recording products using Flash memory. These products may integrate the Company's technology as a primary or secondary feature set. In most cases, the Company believes it offers less costly development and a faster time to market for companies who would otherwise have to develop expertise in the following technology areas available for licensing:

         MICRO OS: The MicroOScf is a compact operating system with logic specifically designed to interface with CompactFlash, a Flash memory card about the size of a matchbook that was originally developed by SanDisk and is now supported by a number of manufacturers. MicroOSi was designed with logic specifically for the Intel Miniature Card, a competing Flash technology to the CompactFlash. Management believes MicroOS is the only operating system for Flash memory that has a data transfer rate limited only by the Flash memory write speed. The operating system therefore supports the recording speeds required to write directly to primary memory without intermediary memory. This reduces overall hardware costs, especially for imaging applications. Written in highly compact and optimized C computer language code, the MicroOS operates in 14K of ROM and requires only 300 bytes of RAM.

         NORRIS FLASH FILE SYSTEM: The Norris Flash File System (.nfs) is a software module that speeds up and simplifies the integration of Flash memory into embedded systems by transparently managing the peculiarities of different types of Flash memory and by offering a sophisticated and feature rich API (Advanced Protocol Interface, a file protocol) and advanced fault tolerance.

         MULTICHIP MODULE (MCM): The MCM is a single, highly compact chip that contains a DSP and micro controller. With the MicroOS operating system and the Norris Flash File System, the unit is designed to reduce the hardware and software development time for products such as digital voice recorders, telephone answering devices, and cellular phone answering machines. It can also be integrated as a voice processing feature into products such as digital cameras.

OEM STRATEGY AND CURRENT CUSTOMERS
The Company's recent restructuring focuses the Company as a leading provider to OEM customers of digital sound recording and processing technology for Flash memory and related media. The Company's strategy is to:

1. Private label the Company's existing consumer products (Flashback, VoiceLink and Mobile Office System).
The Sanyo private label relationship described above is the Company's first contract for in-house developed consumer products. The Company will similarly private label its consumer products and proprietary technology to selected name-brand companies in the dictation, personal computer, consumer electronics, telecommunications, paging, and other industries.

2. Develop products for OEMs under contract.
In January 1997 the Company entered into an OEM and development contract with Lanier. Under the terms of the agreement, the Company is receiving non-recurring engineering expenses ("NRE"), upon the satisfaction of certain milestones, to develop a new portable digital voice recorder and related accessory products. The Lanier agreement contemplates that the product to be developed will be completed in early 1998, with the Company to provide Lanier with manufactured product thereafter to be sold by Lanier's sales force worldwide. The Company, as of March 31, 1997, in connection therewith, recognized NRE revenue of approximately $40,000. The agreement is for an initial term of three years, terminating January 6, 2000. The agreement provides for NCI to manufacture or arrange for manufacture of the product. The Company's strategy is to arrange for outside custom manufacturing of this product on a turnkey basis. There can be no assurance a successful product can be produced or that Lanier will elect to distribute the product or can distribute the product such that sufficient margins can inure to NCI.

In June, 1997 the Company announced that it was working to integrate elements of its Flashback recorder into a handheld tactical signal homing system being developed by VisiCom Laboratories, Inc. for evaluation by the United States Marine

Corps. Management believes this is an example of the diverse applications of the Company's core technology. The Company is seeking to develop other products to meet other OEM customer needs.

3. Develop products for licensing to or private labeling by OEM customers.
The Company is continuing to develop in-house proprietary products that may be private labeled or licensed to one or more OEMs. The Company is currently developing a new generation digital recorder, the PVP-2000. In addition to the digital recording features showcased in the original Flashback, the PVP-2000 intends to incorporate a liquid crystal display (LCD) screen to display functions such as the number and length of messages and a calendar/clock function to set alarms and reminders. The PVP-2000 will also link with PCs and allow downloading of recorded and received material, along with the transmission and receipt of voice memos in compressed form without the use of a VoiceLink. The Company has devoted significant effort to design and develop the PVP-2000. There can be no assurance the Company will successfully complete development, that OEMs will be attracted to the product or that a commercial product can be produced by any such OEMs.

4. Expand the technology base through continued enhancements of the Flashback technology and new inventions.
The Company's engineering team continues to enhance and update the Flashback technology, specifically the OEM technology components described above. The Company also devotes resources to expanding the technology to new applications. In addition to improved voice recorders, management believes the Company's proprietary technology may have applications in a wide range of products including voice pagers, answering machines, cellular phones, computers, compact disc quality sound devices and for the storage of pictures and video images.

NEW TECHNOLOGY IN DEVELOPMENT
In June 1997 the Company prepared additional patent applications on its technology as applied to high-bandwidth music fidelity applications. The Company has developed a prototype device (the Flashback Audio(TM) player) capable of replaying music stored on CompactFlash and other Flash media. This technology is in the early stage of development and the Company intends to continue product development and thereafter produce designs and products for OEMs. There can be no assurance this technology can be successfully commercialized or marketed.

MANUFACTURING, PRODUCTION AND DISTRIBUTION
During fiscal 1997 the Company ceased contract manufacturing services and also substantially reduced in-house manufacturing of Flashback products. Flashback products accounted for 47% of consolidated revenues during fiscal 1997. Current product sales are being made from inventory.

The Company is reviewing alternatives for contracting with other manufacturing facilities to produce products for its OEM customers (including the existing consumer products and newly developed products) and will select, when warranted, organizations who will provide a secondary source of supply, and/or additional capacity. The Company's strategy is to arrange for the production of products for its OEM customers on a turn-key basis, when possible. In other instances the Company may enter into licensing and royalty agreements with OEM customers who have existing manufacturing abilities or arrangements.

The Company believes, but there is no assurance, that it can provide manufacturing for its customers through contract manufacturing relationships on terms that will not require substantial financial risk or the provision of working capital by the Company.

MAJOR CUSTOMERS AND EXPORT SALES
For the fiscal year ended March 31, 1996, two customers The Sharper Image and The Good Guys accounted for 10% each of total revenues. During the fiscal year ended March 31, 1997 three customers, Martin Decker, Sanyo and Alan Marketing accounted for 31%, 17% and 12%, respectively each of total revenues. No other customer accounted for more than 10% of revenues. For the fiscal year ended March 31, 1997 export sales aggregated $155,000. There were no material export sales in the prior fiscal year. At March 31, 1997 the Company had no material backlog.

COMPETITION
Management believes there is no direct competition with regard to a hand held digital voice recorder that offers the ability to download recorded sound and data information to a computer in compressed format. However, without the VoiceLink device, the Flashback recorder is frequently compared to the "note taker" type of products which offer limited recording capabilities and feature sets. The Mobile Office package competes with companies that sell traditional dictation/transcription devices. The success of Flashback products will depend greatly on how the end user plans to utilize the product or technology and the distribution strengths of the Company's OEM customers. The Company believes it has a technical advantage in its solid state removable recording technology. Management is not aware of any competing portable product that can be utilized for sending sound messages across the Internet or corporate Intranets.

The primary competition, in general, for the Company's current products are analog tape products and traditional dictation equipment. The Company and its OEM customers therefore will compete with a wide range of consumer and business product suppliers producing a wide variety of products and solutions. The electronics product market is highly competitive with many large international companies competing for the consumer and business market.

The Company further believes its existing know-how, contracts, pending patent applications, customized components, existing copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling it to compete successfully in the field of digital sound recording and processing technology for Flash memory and related media. There are other methods of managing Flash memory in digital sound applications, and although management believes they are less efficient, there is no assurance the Company can compete against other providers of digital recording solutions many of which have substantially greater resources than that of the Company.

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

PATENTS, TRADENAMES AND COPYRIGHTS
The Company owns one patent protecting its products. The Company has made multiple additional patent applications with multiple claims which are pending on innovations in audio and other forms of recording. The Company's software is subject to copyrights and pending patent applications. The patent position of any item for which the Company has filed a patent application is uncertain and may involve complex legal and factual issues. Although the Company is currently prosecuting multiple patent and trademark applications with the U.S. Patent and Trademark Office and also has filed certain international patent applications corresponding to its U.S. patent applications, the Company does not know whether any of its applications will result in the issuance of patents, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required would be available on reasonable terms. Further there can be no assurance that any unpatented manufacture, use, or sale of the Company's technology or products will not infringe on patents or proprietary rights of others. The Company however has made reasonable efforts in the design and development of its products not to infringe on other known patents.

The Company also relies on trade secret laws for protection of its intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can protect its rights to unpatented trade secrets.

The Company also has filed a number of trademark applications with the U.S. Patent and Trademark Office. The Company has received notification of allowance from the United States Patent Office for use of Flashback as a registered trade name. The Company believes the trademark on Flashback to be significant to its operations and the loss or infringement of the name could have an adverse impact on operations.

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

EMPLOYEES
As of June 15, 1997, the Company, employed approximately 20 employees of which 5 were production, 3 were sales/customer service, 5 were research and development, 4 were accounting/administrative and 3 were executive officers. None of the Company's employees are represented by a labor union, and the Company is not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.

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

RESEARCH AND DEVELOPMENT COSTS
For the years ended March 31, 1997 and 1996, the Company spent $991,487 and $1,048,500, respectively, on research and development. The Company anticipates it will continue to devote substantial resources to research and development activities. During fiscal 1997 approximately $40,000 of research and development was borne by a contract development customer.

INVESTMENT IN JABRA
Between January 15, 1993 and March 31, 1996 the Company sold an aggregate of 800,000 common shares of JABRA stock for $2,375,000 and owned 1,800,000 JABRA shares with a zero cost basis. On or about December 31, 1996 and January 2, 1997, the Company sold an additional 859,266 common shares of JABRA stock for $276,300. As a result of these transactions, the Company's ownership in JABRA at March 31, 1997, represented by 940,734 common shares was 12.1%. Accordingly, the Company exercises no control over the shares of JABRA. JABRA is a private company engaged in developing, manufacturing and marketing cellular, desktop, mobile and wireless communications products. JABRA's principal technology is the patented "all-in-the-ear" EarPHONE technology originally conceived and developed by the Company when JABRA was a wholly owned subsidiary. As a minority shareholder in JABRA, which has reported operating losses since its inception, there can be no assurance as to when or if the Company's remaining shares can produce any financial return to the Company. The Company's investment in JABRA shares is carried on its balance sheet at a cost of nil. CVD Financial Corporation has an option (until July 31, 1997) to purchase 300,000 of the Company's JABRA shares at a price of $1.50 per share granted in connection with a prior loan financing.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 31,000 square feet of office and manufacturing space, located at 12725 Stowe Drive in Poway, California. This facility was occupied in late December of 1992. The monthly lease rate is currently $18,900. The lease expires in 2002. The Company is currently negotiating for a new facility which would be pursuant to new lease to be entered into jointly with American Technology Corporation (ATC), a Company controlled by Elwood G. Norris, Chairman of the Company. See "Certain Relationships and Related Transactions." The proposed new facility would encompass an aggregate of 12,925 square feet of engineering and office space of which the Company would occupy approximately 4,525 square feet. In connection with these negotiations the Company believes its current facility can be subleased and the Company is attempting to negotiate a release from its remaining lease obligation. There can be no assurance the Company's existing facility can be sublet or the lease obligation terminated on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS
The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth fiscal quarter ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) (symbol NCII) since April 6, 1993. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock, as reported by NASDAQ, for the quarters presented. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns, and commissions.

                                                                             High            Low
                                                                             ----            ---
        Fiscal year ended March 31, 1996
            First quarter                                                    3 5/8          1 9/16
            Second quarter                                                   2 3/8          1 1/4
            Third quarter                                                    2 3/32           7/8
            Fourth quarter                                                   1 15/16        1

         Fiscal year ended March 31, 1997
            First quarter                                                    1    13/16     1
            Second quarter                                                   1    3/16        3/4
            Third quarter                                                         29/32       3/8
            Fourth quarter                                                   1                13/32


At June 24, 1997, there were 30,540,143 shares of Common Stock outstanding, which were held by approximately 392 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL
The Company has substantially completed the transition from a manufacturing and sales organization to an OEM provider of technology, product development services, and technology licensing. The Company, as a consequence, anticipates that the majority of its future revenues will be from license and royalty fees, private label agreements for the Company's Flashback family of products and from contract development services for custom digital products. The Company currently has contracts with Lanier and Sanyo and is pursuing OEM contracts with other companies seeking to penetrate the digital sound recording and playback market.

As a result of the recent restructuring and change in the source of revenues, comparisons to prior results are less meaningful and prior results are not necessarily indicative of future results.

The Company has incurred operating losses in six of its past seven years and these losses have been material. The Company incurred an operating loss of $7.9 million in fiscal 1996 and $8.7 million in fiscal 1997 (including a restructuring charge of $2.2 million). As a result of the restructuring of the Company to discontinue its contract manufacturing operations and focus on licensing and contract development, the Company has reduced its monthly cash operating costs from an average of approximately $540,000 per month in fiscal 1997 to approximately $120,000 per month at the current time. However, the

Company intends to increase expenditure levels to support its new Flashback Audio technology and support OEM customers. Accordingly, the Company's losses are expected to continue until such time as the Company is able to increase sales of Flashback proprietary products and/or obtain licensing, royalty and development revenues sufficient to cover fixed costs of operations. Should the Company be unable to accomplish the foregoing and operate profitably, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Sales of and demand for the Company's Flashback recorder and Mobile Office products (including VoiceLink) introduced into the domestic retail channel in September 1996 never met management's expectations due to a variety of factors including competitive pressure in the portable recording industry and insufficient financial resources to meet the demands of the retail distribution market. However, management believes initial shipments of the foregoing to the Company's OEM customer, Sanyo, for distribution on an international basis have been positively received. Management is focused on OEM licensing with respect to the Micro OS Imbedded Operating System and MultiChip modules and contract development of private label and custom-designed products for computers, dictation systems, computer peripherals and telecommunication equipment.

Revenues from licensing, royalties and development services, as well as continuing sales of the Company's private labeled Flashback and related products are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for the Company's technology can also shift quickly. The Company may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS
For the fiscal year ended March 31, 1997, the Company reported revenues of $653,700, 51% less than revenues of $1,328,502 for fiscal 1996. Fiscal 1996 revenues are primarily from sales of Flashback products. Fiscal 1997 revenues consisted of $307,296 in Flashback product sales, $250,882 in contract manufacturing revenues and $95,522 in contract development and other revenues. A substantial portion of the Company's revenues have been derived from a limited number of customers. The loss of certain large customers or a decline in the economic prospects of such customers would have a further adverse effect on the Company. The Company expects that its revenues in fiscal 1998 will be derived primarily from sales of Flashback products to OEM customers and from contract development revenues.

For fiscal 1997, the Company reported a gross loss of $1,458,299 or 223% of revenues, as compared to a gross loss of $3,085,312 or 232% for fiscal 1996. The material gross losses in each year resulted from low sales volumes of Flashback products and limited contract manufacturing revenues accompanied by high fixed manufacturing costs, material costs and direct labor costs. Fiscal 1996 cost of sales of $4.4 million included $980,000 expensed in the first quarter representing the cost of 7,000 discontinued Flashback units sold to Active Media Services, Inc., an independent media trading firm. These units were sold in exchange for $1,172,500 of media trade credits and 50% of the cash proceeds realized on the ultimate sale of the units. The Company recognized no prepaid asset nor any revenue in connection with the trade credits since their use requires certain matching cash payments. The Company believes no revenues will be realized nor any trade credits used in the future in connection with this arrangement. Fiscal 1997 cost of sales of $2.1 million included $756,000 of equipment and facility costs, $630,000 of direct labor charges and approximately $726,000 of materials and other charges. In connection with the Company's restructuring, it disposed of first generation Flashback materials and inventory to OEM customers and wrote-down obsolete and excess inventory aggregating $1.3 million (included in the restructuring charge described below).

During fiscal 1997 the Company ceased contract manufacturing and production of Flashback products for the retail market and as a part of its restructuring dramatically changed the nature of its operations and reduced its cost structure. The Company's plans for fiscal 1998 include selling existing finished goods inventory (approximately $800,000) to OEM customers and thereafter contract for outside manufacturing of Flashback products using existing inventory of materials to the extent possible. The Company also intends to provide contract development services under the Lanier contract and seek other development arrangements. The Company believes, but there can be no assurance, that it will report a gross profit in the first fiscal quarter ending June 30, 1997 and for fiscal 1998 based on existing sales, contracts and plans. It is unlikely that such gross profit, if obtained, will be sufficient to cover operating expenses and the Company expects to report operating losses until sufficient margins can be achieved. There can be no assurance the Company can achieve or maintain positive gross margins or that any such margins will contribute materially to other operating costs.

Total operating expenses were $7.3 million for the fiscal year ended March 31, 1997 as compared to $4.9 million for fiscal 1996. Operating expenses in fiscal 1997 included a $2.2 million restructuring charge which included a $1.4 million write-down of inventory and related purchase commitment losses and a $742,000 write-down and loss on equipment. At March 31, 1997 a total of $162,000 was accrued relating to the $2.2 million restructuring charge which is expected to be completed in the first fiscal 1998 quarter. Fiscal 1996 operating expenses included a $236,000 write-off of goodwill.

Selling and administrative expenses totaled $4.0 million in fiscal 1997 compared to $3.6 million in fiscal 1996. In both periods the Company incurred significant expenses attempting to direct market the Flashback line of products. Late in fiscal 1997 the Company terminated these efforts in favor of selling products to OEMs for their private label selling. As a result of the Company's restructuring, selling and administrative costs have been dramatically reduced and management believes a comparison between prior years and future periods is not meaningful and prior results are not indicative of future results. Major selling and administrative expenditures in fiscal 1997 included $1.2 million of selling and marketing expenditures (including personnel and consulting costs of $548,000 and advertising and promotions of $557,000) associated primarily with direct marketing of Flashback products, $905,000 of legal, filing and accounting costs (including $186,000 of litigation settlement costs) associated primarily with redomiciling the Company to the U.S., corporate financings and filing and registration costs during the year, $763,000 of administrative personnel and consulting costs and $486,000 of occupancy costs.

Research and related expenditures were $991,487 for fiscal 1997 compared to $1,048,540 for fiscal 1996 which included $370,000 of Flashback pre-production development costs. Excluding this item, the $313,000 increase in the current period resulted primarily from a $176,000 increase in personnel and consulting costs due to increased staffing and a $130,000 increase in outside design and consulting cost. The Company recognized $40,000 of contract development revenues for sponsored research incurring approximately $69,000 in direct costs in initial development work. The Company has reduced its base research and development expenditures but anticipates future increases due to new projects such as the Flashback Audio technology. Research and related expenditures are subject to significant quarterly variations depending on the use of outside services and the availability of financial resources.

As a result of the restructuring and reduction in personnel, the Company has reduced monthly cash operating costs from approximately $540,000 per month to approximately $120,000 per month. Monthly operating costs can vary significantly from month to month and quarter to quarter based on management decisions regarding OEM marketing and support, research and development projects and from continued efforts to control expenses. Although the Company presently has approximately 20 full-time employees, management anticipates hiring additional engineering and technical personnel to support OEM customers and develop new products and technologies. The timing and extent of any growth in personnel and operating costs cannot presently be determined by management.

The Company reported an operating loss of $8.7 million for fiscal 1997, as compared to an operating loss of $7.9 million for fiscal 1996. The Company has dramatically reduced operating costs and management anticipates that operating losses in fiscal 1998 will be substantially less but there is no assurance that positive operating results can be achieved in the future.

Other income and expenses in fiscal 1997 included $1.1 million of embedded non-cash interest on convertible notes based on the difference between the conversion price and the market price at the first conversion date of the notes. A like amount was recorded as paid in capital. Interest expense (excluding the $1.1 million of non-cash embedded interest) for the year ended March 31, 1997 was $79,518 inclusive of $33,772 of interest paid in common stock. The $79,518 of interest was a reduction from $356,429 (excluding non-cash embedded interest of $188,153) for the prior period resulting from the retirement of demand loans and other interest bearing debt outstanding during fiscal 1996 and more reliance on equity to finance operations in fiscal 1997. During fiscal 1997 the Company sold shares of JABRA common stock held as an investment for proceeds of and a gain of $276,300. This stock has a carrying value of nil. At March 31, 1997 the Company owned 940,734 shares of JABRA which has no market value and therefore there is no assurance these shares will provide any future source of liquidity for the Company.

The Company reported a net loss of $9.6 million in fiscal 1997 and a net loss of $8.5 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997, the Company had a working capital deficit of $564,503, compared to working capital of $1,056,029 at March 31, 1996. The Company had approximately $1.6 million of working capital invested in inventories at March 31, 1997, compared to approximately $3.2 million at March 31, 1996 with the decrease due to reduction of Flashback components and products resulting from termination of production, finished good sales to OEM customers and writedowns of obsolete and excess inventory. The decrease in working capital was a result of the Company's continuing losses which consumed working capital during the period. Approximately $5.8 million in cash was used in operating activities by the Company for the year ended March 31, 1997.

In March 1996, the Company obtained $3 million from a convertible debt financing (by June 30, 1996 all the debt had been converted to Common Stock), and in June 1996, the Company obtained net proceeds of $2.4 million in funds from a private placement of securities and in July and August 1996, the Company obtained additional equity from the private placement of securities for cash of approximately $3.1 million. During fiscal 1997 the Company retired the $2.2 million obligation related to the demand loan payable to CVD Financial Corporation ("CVD"). The balance of funds were used to reduce debt and for working capital. As a result of these transactions, as of March 31, 1997, the Company had no long-term debt nor any bank lines of credit or related financing facilities. During fiscal 1997 the Company also financed operations from the sales of equipment for $98,175 and inventory and from the sale of JABRA stock for $276,300. The Company also paid legal, litigation and other expenses aggregating $581,000 through the issuance of common stock.

For the fiscal year ended March 31, 1997, net cash decreased by $2.7 million. Cash used in operating activities was $5.8 million. Major components using cash were a net loss of $9.6 million reduced by $2.6 million of aggregate depreciation and amortization, write-downs and non-cash expenses and investment gains to a net cash operating loss of $7.0 million prior to changes in assets and liabilities. The major changes in assets and liabilities providing net cash used in operating activities was a reduction in inventory of $1.6 million, a reduction in prepaid expenses of $226,000, an increase in other liabilities of $438,000 and an increase in advances on research and development contract of $174,000. The major change in assets and liabilities using operating cash was a reduction in accounts payable of $1.3 million.

In June 1997 the Company sold $500,000 of long-term 12% secured notes due September 30, 1999 with limited common stock conversion rights and stock purchase warrants issuable on conversion to nine investors. The proceeds are being applied to reduce debt and for working capital.

Based on the Company's cash position as supplemented by the $500,000 of secured long-term debt and assuming the completion of backlog at June 15, 1997 of approximately $275,000 and continuation of existing OEM development arrangements and currently planned expenditures and level of operations, the Company estimates it will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. Given such assumptions, the Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $500,000 to continue operating for the next twelve months. The Company's OEM and licensing business may be able to generate the additional funding required depending on the ability of OEM and licensing activities to generate additional revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for capital. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to raise additional funds could have a material adverse effect on the Company and could force the Company to further reduce or curtail operations.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company estimates that it will require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed.

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS
Management has taken steps to improve operations with the goal of sustaining the Company operations for the next twelve months and beyond. These steps include
(i) re-focusing the Company on a family of products, technology components and software and not having the Company be reliant on a single recorder product;
(ii) expanding the Company's private label product offering by introducing VoiceLink and Mobile Office products; (iii) focusing sales and marketing on the OEM markets; and (iv) reducing overhead and operating expenses by discontinuing its contract manufacturing services and direct sales. There can be no assurance the Company can attain profitable operations in the future.

FUTURE COMMITMENTS AND FINANCIAL RESOURCES
The Company's future commitments are related to its operating leases (see footnote 13 to the financial statements). Estimated remaining commitments are included in the cash requirements discussed above. The Company was in arrears on an operating equipment lease obligation to Comdisco, Inc. during fiscal 1997 but has negotiated a settlement providing for future payments of approximately $550,000 at times to be further negotiated.

If in the future, operations of the Company increase significantly, the Company may require additional funds. The Company might also require additional capital to finance future developments, acquisitions or expansion of facilities. The Company currently has no plans, arrangements or understandings regarding any acquisitions.

INFLATION
Inflation has not had any significant impact on the Company's business.

NEW ACCOUNTING PRONOUNCEMENT
On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than previously provided under Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the financial statements.

BUSINESS AND OTHER RISKS
This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

         SIGNIFICANT LOSSES FROM OPERATIONS - The Company has incurred significant operating losses in six of its past seven fiscal years with operating losses of $8,725,000 and $7,945,000 for the fiscal years ended March 31, 1997 and 1996, respectively. The Company's losses are expected to continue until such time as the Company is able to manufacture and sell the Flashback family of products in commercial quantities and/or increase license and royalty fees from OEM contracts and development services. No assurance can be given as to the Company's ability to accomplish the foregoing. The Company's inability to accomplish the foregoing would have a material adverse effect upon the Company's ability to operate profitably, and may force the Company to reduce or curtail operations. The Company is also subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, no assurance can be given that the Company can or will report operating profits in the future.

         POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN - The Company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund losses from operations and cash flow deficits, (ii) substantial inventory and slow inventory turnover, (iii) material net losses and cash flow deficits from operations during fiscal 1996 and in fiscal 1997 and (iv) the possibility that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues, adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

         DEPENDENCE UPON NEW PRODUCTS - The scale and scope of the Company's business is changing. Historically, a majority of the Company's revenues were derived from its contract manufacturing business. The Company's future growth is greatly dependent upon the OEM relationships already in place and new relationships yet to be established. The Company's performance will be dependent upon the risks that are inherent in any business venture that is undergoing a major change in the scope of its operations, future events and developments, and changes in the Company's policies and methods of operations in the future.

         UNPREDICTABLE PRODUCT ACCEPTANCE - The Company's sales and marketing strategy contemplates sales of its existing private label Flashback product and related companion products (upon completion of their development), to the electronics and computer software markets, including sales to markets through its OEM customers yet to be established. The failure of the Company's OEM customers to penetrate its projected markets would have a material adverse effect upon the Company's operations and prospects. Market acceptance of the Company's private label products will depend in part upon the ability of the Company to demonstrate the advantages of its products over competing products.

         TECHNOLOGICAL OBSOLESCENCE - The electronics and technologies markets are characterized by extensive research and development and rapid technological change resulting in very short product life cycles. Development of new or improved products, processes or technologies may render the Company's proposed products obsolete or less competitive. The Company will be required to devote substantial efforts and financial resources to enhance its existing products and methods of manufacture and to develop new products and methods. There can be no assurance that the Company will succeed with these efforts. Moreover, there can be no assurance that the Company will be able to overcome the obstacles necessary to complete its proposed products or that other products will not be developed which would render the Company's proposed products obsolete.

         COMPETITION - The market for electronics products is intensely competitive and has been affected by foreign competition. The Company competes and expects to compete with a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources than the Company. In addition, the industry in which the Company competes has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced products with features which render the Company's technology or products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of the Company to compete successfully will depend in large measure on its ability to maintain its capabilities in connection with upgrading its products and quality control procedures and to adapt to technological changes and advances in the industry. In addition, the Company's Flashback product competes with a number of conventional tape recording devices, and has to compete in an established market with a technology that is not compatible with the present standard in such market. The major manufacturers of micro cassette recorders which are the most competitive include Thomson (GE), Olympus, Panasonic, Sanyo and Sony. There can be no assurance that the Company will be able to keep pace with the technological demands of the marketplace or successfully enhance its products or develop new products which are compatible with the products of the electronics industry.

         RELIANCE ON MAJOR CUSTOMERS - In the past the Company has relied on a limited number of major customers and is currently reliant upon Sanyo and Lanier for a majority of its revenues. The loss of any one customer could have a material adverse effect on the Company.

         POSSIBLE CONTINGENT LIABILITY UNDER FEDERAL AND STATE SECURITIES LAW - The Company may have a liability to certain security holders who acquired securities in fiscal 1997 due to a possible violation of federal and state securities laws prohibiting an issuer from selling securities in a private placement by any form of general solicitation or advertising. Such violation, if deemed to occur, could give rise to a private right of action by the security holders against the Company for rescission and/or damages. If all of the affected security holders were to exercise their rights, assuming a violation, and seek to rescind their purchases of securities, the Company would have to return approximately $5.67 million to such security holders, plus interest. Such liability, if it occurs, could require the Company to seek protection from its creditors by filing a voluntary petition in bankruptcy. Selling Shareholders with aggregate purchases of securities equal to $5.42 million, without payment or other monetary inducement, have executed written releases and waivers with respect thereto, effectively reducing the possible liability to approximately $250,000. Although the Company has no present reason to believe that the release and waiver agreements are not enforceable, a contrary finding by a federal or state court may result in a continuing risk of potential liability to the affected security holders.

         DEPENDENCE UPON MAJOR SUPPLIERS - In the past the Company has "box-built" its Flashback product from parts and electronic components purchased from regular distribution channels. The Company owns the tooling and although plastic cases have been produced by one supplier, other suppliers exist to supply plastic parts. Delays could occur, however, as the Company changes to contract manufacturing. The Company is currently reliant on DSP Group, Inc., a sole source supplier, for one key electronic component produced to the Company's specifications. Although other suppliers of the basic component exist, additional time would be required to modify components to meet the Company's specifications, and any delays could have an adverse impact on the Company's results of operations. The Company believes there are secondary suppliers of components such that it is not otherwise reliant on one supplier, although delays could result should the Company be required to change suppliers of longer lead time components. Delays could also result from component shortages, which are common to the electronics industry. The occurrence of any such events could have a material adverse impact on the Company's operations.

         RELIANCE ON KEY EMPLOYEES - The Company is currently dependent upon the continued support and involvement of existing management, some of whom do not have employment contracts. The loss of members of existing management would severely curtail the Company's ability to operate and implement its business plan. Elwood Norris serves as a director of two other companies. As such, he currently devotes only part-time services to the Company (approximately 20 hours per week). The Company may need to hire additional skilled personnel, including additional senior management, to support the anticipated growth in its business. The inability to attract and retain additional qualified employees or the loss of current key employees could materially and adversely affect the Company's business.

         PATENTS, PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY - The Company relies on a combination of patents, mask work protection, trademarks, copyright and trade secret laws, confidentiality procedures and licensing arrangements to protect its intellectual property rights. There can be no assurance that there will not be any disputes regarding the Company's intellectual property rights. Specifically, there can be no assurance that any patents held by the Company will not be invalidated, that patents will be issued for any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in the primary countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. Additionally, competitors of the Company may be able to design around the Company's patents.

         UNCERTAINTY AS TO OUTSTANDING SHARES; FUTURE DILUTION - At June 24, 1997 the Company had 30,540,143 common shares outstanding. In addition to stock options and stock purchase warrants as described in the footnotes to the Company's financial statements, at June 24, 1997 the Company had $2.9 million face amount of prepaid warrants outstanding convertible into common shares at a 30% discount to the market price of common shares plus penalties and other adjustments. These prepaid warrants are convertible into common shares at any time and in any amount through August 1999, however the holders of the warrants have entered into a lockup agreement limiting converted share sales to the greater of 10% of holdings or 50,000 shares in any month until February 1998. If the balance of the prepaid warrants were converted on June 24, 1997 on a pro forma basis an additional 37.2 million shares would be outstanding. Changes in the market price of the Company's shares has a dramatic impact on the number of shares that could be outstanding pursuant to these prepaid warrants and if the price of the Company's common shares should decrease then the additional dilution to existing shareholders could be substantial. The Company may be required to register and authorize additional shares to meet the conversions of the prepaid warrantholders. In addition on June 13, 1997 the Company completed a placement of $500,000 of secured notes that are convertible at the lowest conversion price of the prepaid warrantholders, but only become convertible when and if allowable under certain terms of the prepaid warrants. This financing also provides for the issuance of stock purchase warrants upon conversion. The conversion of this debt could also be dilutive and the potential dilution to existing shareholders could be material.

         IMPACT OF POSSIBLE DELISTING OF SECURITIES FROM NASDAQ SYSTEM; PENNY STOCK REGULATIONS - The Company's Common Stock is currently quoted on the NASDAQ SmallCap market. In order to maintain the Company's NASDAQ listing, the Company must have at least $2 million in assets, $1 million in capital and surplus, a minimum bid price of $1.00 per share or $2 million in equity, two market-makers and certain other requirements, some of which the Company currently does not satisfy. If the Company is unable to maintain the listing criteria, its securities are subject to delisting from NASDAQ. The Company has been advised by NASDAQ that its shares will be delisted but has appealed this decision. Trading, if any, in the Company's securities after any delisting would be conducted in the over-the-counter market on the NASD Electronic Bulletin Board or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, if the Company's securities are delisted from NASDAQ, the securities would be subject to a rule that imposes additional sales practice requirements on broker-dealers who sell such securities.

         VOLATILITY OF STOCK PRICE - To date, the price of the Company's Common Stock on the NASDAQ SmallCap Market has been extremely volatile. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in operating results, may cause the market price of the Common Stock to fluctuate substantially in the future. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could materially adversely affect the market price of the Common Stock. In May, 1997 the Company registered for resale by certain Selling Shareholders 18.3 million shares which could adversely affect the market for the Common Stock. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                                         PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:

NAME                          AGE      POSITION
----                          ---      --------
Elwood G. Norris              58       Chairman of the Board, Chief Executive
                                       Officer and Director
Alfred H. Falk                42       President and Director
Robert Putnam                 38       Vice President, Secretary and Director
Renee Warden                  33       Controller

ELWOOD G. NORRIS - Mr. Norris has been Chairman of the Board of Directors of the Company since 1988. From 1988 to October 1995, he was President and Chief Executive Officer. In October 1995 he was appointed Chief Technology Officer and in January 1997 was reappointed as Chief Executive Officer. Since 1980, Mr. Norris has also been a Director of American Technology Corporation ("ATC") and served as its President and Chief Executive Officer until February 1994. ATC is a publicly held consumer electronic products company, from which the Company acquired JABRA. Since August 1989, he has served as director of Patriot Scientific Corporation ("Patriot") and served as Chairman and Chief Executive Officer until June 1994. From June 1995 until June 1996 when he was reappointed Chairman, Mr. Norris served as temporary President and Chief Executive Officer of Patriot, upon the illness and subsequent death of its Chairman, President and Chief Executive Officer. Patriot is a public company engaged in the development of microprocessor technology, digital modem products and radar and antenna engineering. He invented the patented EarPHONE technology owned by JABRA and is the primary inventor of the Company's digital recording technology. Mr. Norris devotes only part-time services to the Company, approximately twenty hours per week.

ALFRED H. FALK - Mr. Falk was appointed President and a director of the Company in January 1997. Prior to his appointment as President, he served as Vice President, Business Development and Vice President OEM and International Sales for the Company. Before joining the Company, Mr. Falk was with Resources Internationale where he served as Director of U.S. Sales. From 1988 to 1993, Mr. Falk was the Manager, OEM Sales for PCPI in San Diego. Mr. Falk was also an

Account Manager at DH Technology. Mr. Falk attended Palomar College in San Marcos and Foothill College in Los Altos, California.

ROBERT PUTNAM - Mr. Putnam was appointed Secretary of the Company in March 1988, and Vice President in April 1993. He was appointed a director of the Company in 1995. He has been a director of ATC since 1984 and also served as Secretary/Treasurer until February 1994 when he was appointed President and Chief Executive Officer of ATC. He has also served as Secretary/Treasurer and a director of Patriot since 1989. Mr. Putnam obtained a B.A. degree in Mass Communications/Advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the Company, approximately ten hours per week.

RENEE WARDEN - Ms. Warden was appointed Controller of the Company in June 1997. From November 1991 to June 1997 she was Accounting Manager for the Company. Since 1993 she has attended Palomar College and most recently the accounting program at the University of Phoenix, San Diego.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1997, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except as follows: (1) to the Company's knowledge, former executive officer Kathleen Terry's Form 3 for May 1996 and former director's Michael W. Joe's Form 3 for December 1996 were not filed and Fred Falk's Form 3 for January 1997 was filed late in June 1997; and (2) Robert Putnam's Form 4 and Elwood G. Norris' Form 4 for December 1996 each reporting one transaction were filed one day late.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended March 31, 1997, 1996 and 1995, the cash compensation of each Chief Executive Officer and the four most highly compensated executive officers of the Company who received cash compensation in excess of $100,000 in that year (the "Named Executive Officers").

                                                SUMMARY COMPENSATION TABLE

                                                                                     LongTerm Compensation
                                                  Annual Compensation                ---------------------
                                     -------------------------------------------------      Securities
                                                                                Other       Underlying         All Other
Name and Principal Position          Year       Salary ($)    Bonus($)        Annual($)     Options(#)       Compensation($)
----------------------------------------------------------------------------------------------------------------------------
Elwood G. Norris, Chairman           1997         $105,788      5,940(1)        -0-              -0-               -0-
   and Chief Executive Officer       1996         $163,500         -0-          -0-         400,000                -0-
                                     1995         $120,384         -0-          -0-              -0-               -0-
R. Gordon Root, President &          1997         $150,900     35,940(2)        -0-              -0-               -0-
   Chief Executive Officer (5)       1996         $ 85,615    $20,000(3)        -0-         150,000                -0-
                                     1995      $        -0-        -0-          -0-              -0-               -0-
Peter Gorrie, Chief Operating        1997          $86,742     31,990(2)    53,726(4)            -0-               -0-
    Officer (6)                      1996          $29,262         -0-          -0-              -0-               -0-
                                     1995               -0-        -0-          -0-              -0-               -0-

(1)  Represents bonus paid by issuance of 10,000 common shares valued at $5,940.
(2) Includes bonus paid by issuance of 10,000 common shares valued at $5,940, with the balance paid in cash.
(3) Amount stated reflects fair market value of 13,333 common shares as of the date of grant.
(4)  Includes a severance payment of $40,000 and automobile expenses of $13,726.
(5)  Chief Executive Officer from October 1995 to December 1996.
(6)  Chief Operating Officer from February 1996 to January 1997.

There were no options to purchase shares of the Company's Common Stock granted in the fiscal year ended March 31, 1997 to the Chief Executive Officers or any of the Named Executive Officers.

             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

         There were no options exercised by the Named Executive Officers during the fiscal year ended March 31, 1997. The following table provides information on unexercised options at March 31, 1997:

                          FISCAL YEAR-END OPTION VALUES

                                             Number of Unexercised                 Value of Unexercised
                                                  Options At                      In-the-Money Options At
                                                March 31, 1997                        March 31, 1997
                                        --------------------------------      --------------------------------
       Name                             Exercisable        Unexercisable      Exercisable        Unexercisable
--------------------------------------------------------------------------------------------------------------
Elwood G. Norris                          700,000                  -0-            $-0-                $-0-

The Company has not awarded stock appreciation rights to any employee of the Company and has no long-term incentive plans, as that term is defined in SEC regulations. The Company has no defined benefit or actuarial plans covering any person.

Compensation of Directors. The Company has no other arrangements to pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form of reimbursement of expenses for attending directors' or committee meetings. However, directors have received in the past and may receive in the future stock or options pursuant to the Company's stock option plans. No options were issued to non-employee directors during the fiscal year ended March 31, 1996.

Employment Contracts. In September 1995, the Company entered into an employment agreement with Elwood G. Norris, the Company's former President and current Chief Executive Officer and Chief Technology Officer. The employment agreement provides for payment of a base salary of $115,000 per year until October 31, 1997, when the base salary shall automatically increase 10% per year. The employment agreement, which terminates on September 30, 1999, further provides that Mr. Norris (or his estate) shall continue to receive his base salary for a period of not longer than twelve months in the event Mr. Norris is unable to fulfill his duties due to mental or physical disabilities or death. Under terms of the employment agreement, Mr. Norris also is entitled to participate in the Corporation's bonus pool and health insurance plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 24, 1997, information regarding ownership of the Company's Common Stock, par value $.001, by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, by each director and by all executive officers and directors of the Company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.

                                          NUMBER OF        PERCENT
                 NAME                   SHARES OWNED       OF CLASS
                 ----                   ------------       --------
         Elwood G. Norris                1,409,838(1)        4.5%
         Robert Putnam                     209,658(2)        *
         Alfred H. Falk                     18,000(3)        *
         All officers and directors
             as a group (4 persons)      1,639,496(4)        5.2%

 *   Less than 1%
(1) Includes 225,300 shares owned by ATC as a result of Mr. Norris' 34% beneficial ownership and presently exercisable options to purchase 700,000 shares. Excludes unvested options to purchase 700,000 shares.
(2) Includes presently exercisable options to purchase 169,658 shares. Excludes unvested options to purchase 150,000 shares.
(3) Consists entirely of presently exercisable options. Excludes unvested options to purchase 500,000 shares.
(4) Includes presently exercisable options to purchase 889,658 shares and the 225,300 shares owned by ATC and attributable to Mr. Norris.

The above table does not include ownership of over 5% of the Company's outstanding Common Stock that may beneficially exist by holders of pre-paid warrants exercisable into Common Stock at a discount to market. The Company has no current information regarding the beneficial holdings of pre-paid warrant holders but has not been advised by any holders that they beneficially own more than 5% of the Company's Common Stock. See "Uncertainty as to Outstanding Shares; Future Dilution" on page 16 and Note 17 to the notes to the Company's consolidated financial statements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Elwood Norris, Chairman and Chief Technology Officer of the Company, is also a director of ATC. He is the beneficial owner of 3,224,438 shares of ATC (representing approximately 34% of its issued and outstanding capital) and Robert Putnam, the Vice President/Secretary and a director of the Company is also a director, President and Chief Executive Officer of ATC. He is the beneficial owner of 620,000 shares of ATC (representing approximately 6% of its issued and outstanding shares).

Commencing on April 1, 1996, the Company commenced providing approximately 2,407 square feet of space at the Company's 12725 Stowe Drive facility and certain support services to ATC at the rate of $3,095 per month. The Company believes that the terms of this arrangement are no less favorable than could be obtained from an independent and unaffiliated party. The Company is currently negotiating for a new facility which would be pursuant to new lease to be entered into jointly with ATC. The proposed new facility would encompass an aggregate of 12,925 square feet of engineering and office space of which the Company would occupy approximately 4,525 square feet.

Conflicts of Interest. Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them.

Officer and director Robert Putnam also acts as Treasurer and Secretary of Patriot where he ultimately reports to the Board of Directors of which Mr. Norris is Chairman. Mr. Putnam is also President, Chief Executive Officer and a director of ATC, a company effectively controlled by Mr. Norris. The possibility exists that these other relationships could affect Mr. Putnam's independence as a director of the Company. The Company has not provided a method of resolving this conflict and probably will not do so, partly due to inevitable extra expenses and delay any measures would occasion. Mr. Norris and Mr. Putnam are obligated to perform their duties in good faith and to act in the best interest of the Company and its shareholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Norris or Mr. Putnam would be excluded from liability or indemnified if they breached their loyalty to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by the Company as indicated below.

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

    2.1 Share Exchange Agreement among the Company, Norcom Communications Corporation, and American Technology Corporation, dated for reference March 23, 1988 and filed as an Exhibit to the Company's Registration Statement on Form 10, as amended.

    2.1.1 Amendment of Agreement among the Company, Norcom Communications Corporation, and American Technology Corporation, dated for reference March 23, 1988 and filed as an Exhibit to the Company's Registration Statement on Form 10, as amended.

    2.2 Plan and Agreement of Reorganization among the Company, American Surface Mounted Devices, Inc. and ASMD, Inc., dated August 11, 1989 and filed as an Exhibit to the Company's Registration Statement on Form 10, as amended.

    2.3 Plan and Agreement of Reorganization among the Company, Sage Microsystems, Inc., and Sage Micro, Inc., dated November 7, 1991 and filed as an Exhibit to the Company's Registration Statement on Form 10, as amended.

    2.4 Plan and Agreement of Reorganization among the Company, C.A.D. Co. Engineering, Inc. and CADCO Design Group, Inc., dated June 1, 1992 and filed as an Exhibit to the Company's Registration Statement on Form 10, as amended.

    2.5 Plan and Agreement of Reorganization between American Surface Mounted Devices, Inc. and Comp General Corporation, Inc., dated March 31 1995 and filed previously as an Exhibit to Registration Statement No. 33-92978.

    2.6 Plan of Reorganization and Agreement of Merger, dated July , 1996 and filed as Exhibit A to the Company's July 3, 1996 Proxy Statement.

    3.1 Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996) and filed as Exhibit B to the Company's July 3, 1996 Proxy Statement.

    3.2 Bylaws of Norris Communications, Inc., filed as Exhibit C to the Company's July 3, 1996 Proxy Statement.

    4.1 Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996),filed as Exhibit B to the Company's July 3, 1996 Proxy Statement.

    4.2 Bylaws of Norris Communications, Inc., filed as Exhibit C to the Company's July 3, 1996 Proxy Statement.

    4.3 Stock Purchase Warrant for 33,750 Common Shares between the Company and Cruttenden & Co., Inc. dated July 15,1994 and filed as Exhibit
            4.3 to the Company's 1995 Form 10-KSB.

    4.4 Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as
            Exhibit 4.4 to the Company's 1995 Form 10-KSB.

    4.4.1 First Amendment to Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated November 14, 1994 and filed as Exhibit 4.4.1 to the Company's 1995 Form 10-KSB.

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

    4.10 Warrant Agreement for 129,230 Common Shares between the Company and First Bermuda Securities Ltd. dated March 25, 1996 and filed as
            Exhibit 4.10 to the Company's 1995 Form 8-K dated April 5, 1996.

    4.11 Form of Warrant Agreement dated June 7, 1996 for an aggregate of $3,805,900 issued to a total of twelve investors and filed as an Exhibit to the Company's Current Report on Form 8-K dated April 5, 1996.

    4.12 Warrant Agreement for 401,924 Common Shares between the Company and Klein Investment Group, L.P. (formerly known as Iacocca Capital Partners, L.P.) dated August 7, 1996 and filed previously as an Exhibit to the Company's Current Report on Form 8-K dated August 29, 1996.

    4.13 Warrant Agreement for 150,000 Common Shares between the Company and Higham, McConnell & Dunning dated October 10, 1996 and filed previously as an Exhibit to Registration Statement No. 333-13779.

   10.1 Share Exchange Agreement among the Company, Norcom Communications Corporation, and American Technology Corporation, dated for reference March 23, 1988, and filed as Exhibit 2.1 to the Company's Registration Statement on Form 10, as amended.

   10.1.1 Amendment of Agreement among the Company, Norcom Communications Corporation, and American Technology Corporation, dated for reference March 23, 1988 and filed as Exhibit 2.1.1 to the Company's Registration Statement on Form 10, as amended.

   10.2 Plan and Agreement of Reorganization among the Company, American Surface Mounted Devices, Inc. and ASMD, Inc., dated August 11, 1989 and filed as Exhibit 2.2 to the Company's Registration Statement on Form 10, as amended.

   10.3 Plan and Agreement of Reorganization among the Company, Sage Microsystems, Inc. and Sage Micro, Inc. dated November 7, 1991 and filed as Exhibit 2.3 to the Company's Registration Statement on Form 10, as amended.

   10.4 Plan and Agreement of Reorganization among the Company, C.A.D. Co. Engineering, Inc. and CADCO Design Group, Inc., dated June 1, 1992 and filed as Exhibit 2.4 to the Company's Registration Statement on Form 10, as amended.

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

   10.6 Technology Transfer Agreement among the Company, American Technology Corporation, Elwood G. Norris and Norcom Electronics Corporation dated January 25, 1988 and filed as Exhibit 10.8 to the Company's Registration Statement on Form 10, as amended

   10.6.1 Assignment Agreement among American Technology Corporation, Norcom Electronics Corporation, Norcom Communications Corporation and Elwood G. Norris dated March 22, 1988 and filed as Exhibit. 10.8.1 to the Company's Registration Statement on Form 10, as amended.

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

   10.8.1 Amendment No. 1 to Agreement and Plan of Reorganization by and among the Company, Norcom Communications Corporation and JABRA Corporation dated May 28, 1993 and filed as Exhibit 10.8.2 to the Company's 1993 Form 10-K.

   10.9 Stock Option Plan adopted by the Company on August 21, 1992 ("1992 Plan"), filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, as amended.

   10.10 Stock Option Plan adopted by the Company on September 29, 1994 ("1994 Plan"), filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB.

   10.11 Plan and Agreement of Reorganization by merger of American Surface Mounted Devices, Inc. with and into Comp General Corporation under the name of Norris Communications, Inc. dated April 1, 1995 and filed as Exhibit 10.11 to the Company's 1995 10-KSB.

   10.12 Lease Agreement between the Company and Pomerado Properties dated August 17, 1989 and filed as Exhibit 10.12 to the Company's Registration Statement on Form 10, as amended.

   10.13 Lease Agreement between the Company and Pomerado Properties dated July 2, 1992 and filed as Exhibit 10.13 to the Company's Registration Statement on Form 10, as amended.

   10.14 Letter Agreement between the Company and Homer H. Lesihau, dated February 3, 1993 and filed as Exhibit 10.17 to the Company's 1993 Form 10-K.

   10.14.1 Amending Agreement to Letter Agreement Dated February 3, 1993 between the Company and Homer H. Lesihau, dated April 29, 1993 and filed as Exhibit 10.17.1 to the Company's 1993 Form 10-K.

   10.16 Financial Advisory Agreement dated August 21, 1995 between Auerbach, Pollack & Richardson, Inc. and the Company, filed as Exhibit 10.16 to the Company's Form 8-K dated November 13, 1995.

   10.17 Norris Communications Corp. and Auerback, Pollack & Richardson, Inc. Placement Agent's Warrant Agreement, filed as Exhibit 10.17 to the Company's Form 8-K dated November 13, 1995.

   10.18 Warrant Certificate Issued to Auerbach, Pollak & Richardson, Inc. and filed as Exhibit 10.18 to the Company's Form 8-K dated November 13, 1995 and filed previously as an Exhibit to the Company's Current Report on Form 8-K, dated November 13, 1995.

   10.18.1 Release and Termination of Right of First Refusal and Amendment to Warrant between the Company and Auerbach, Pollak & Richardson, Inc. dated May 13, 1996 and filed previously as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

   10.19 Registration Rights Agreement between Auerbach, Pollak & Richardson, Inc. and the Company, filed as Exhibit 10.19 to the Company's Form 8-K dated November 13, 1995.

   10.20 Employment Agreement dated September 12, 1995 between the Company and Elwood G. Norris, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

   10.21 Employment Agreement dated September 8, 1995 between the Company and Robert Putnam, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

   10.22 Employment Agreement dated August 1, 1995 between the Company and R. Gordon Root, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

   10.23 Employment Agreement dated January 11, 1996 between the Company and Peter W. Gorrie, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

   10.24 Placement Agreement dated April 16, 1996 between the Company and Iacocca Capital Partners, L.P., filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

   10.25 Form of Registration Rights Agreement effective June 7, 1996 between 11 investors and the Company aggregating $1,694,100, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

   10.26 First Amendment to Placement Agreement dated May 20, 1996 between the Company and Iacocca Capital Partners, L.P., filed as an Exhibit to the Registration Statement No. 333-7709.

   10.27 Agreement dated July 30, 1996 between the Company and Greystone Capital, Ltd., filed as an Exhibit to the Registration Statement No. 333-7709.

   10.28 OEM Purchase Agreement dated October 18, 1996 between the Company and Sanyo Information Systems (U.K.) Ltd., filed as an Exhibit to the Registration Statement No. 333-7709.

   10.29 Release and Waiver Agreement between the Company and certain Selling Shareholders, filed as an Exhibit to the Registration Statement No. 333-7709.

   10.30 Agreement dated January 6, 1997 between the Company and Lanier Worldwide, Inc.* [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 406], filed as an Exhibit to the Registration Statement No. 333-7709.

   10.31 Controlled Liquidation and Lock Up Agreement dated March 1997 between the Company and certain Selling Shareholders filed as
            Exhibit 10.31 to Registration Statement No. 333-7709.

  *10.32 Consulting Agreement (with Warrants) between the Company and Klein Investment Group, L.P. dated August 23, 1996.

  *10.32.1 Amendment to the Consulting Agreement (with Warrants) between the Company and Klein Investment Group, L.P. dated January 7, 1997.

  *10.33 Note Agreement and form of Note between the Company and nine investors dated June 13, 1997 for an aggregate of $500,000.

  *10.33.1 Collateral Patent Assignment between the Company and nine investors dated June 13, 1997 related to Exhibit 10.33

  *21.1     List of subsidiaries.

  *23.2     Consent of Ernst & Young.

  *27.1     Financial Data Schedule.

----------
* Filed concurrently herewith.

(B) REPORTS ON FORM 8-K.

The Company filed the following report on Form 8-K during the last fiscal quarter ended March 31, 1997: NONE

     * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                   NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
                     (formerly Norris Communications Corp.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1996


                                                                                                 Page
                                                                                                 ----
         CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY
         Report of Independent Auditors                                                          F-1

         Consolidated Balance Sheets as at March 31, 1997                                        F-2
           and 1996

         Consolidated Statements of Operations for the years                                     F-3
           ended March 31, 1997 and 1996

         Consolidated Statements of Stockholders' Equity (Deficiency) for                        F-4
           the years ended March 31, 1997 and 1996

         Consolidated Statements of Cash Flows for the years                                     F-5
           ended March 31, 1997 and 1996

         Notes to Consolidated Financial Statements                                              F-6

                         REPORT OF INDEPENDENT AUDITORS




To the Shareholders of
NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)

We have audited the accompanying consolidated balance sheets of NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY (FORMERLY NORRIS COMMUNICATIONS CORP.) as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norris Communications, Inc. and subsidiary at March 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the company's consolidated financial statements for the year ended March 31, 1996, have been restated to reflect a change in their method of accounting for convertible notes payable.




Vancouver, Canada,                               /s/ ERNST & YOUNG
June 13, 1997.                                   Chartered Accountants

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)

                           CONSOLIDATED BALANCE SHEETS


As at March 31


                                                                                 1997              1996
                                                                                   $                 $
----------------------------------------------------------------------------------------------------------
                                                                                                 (Restated
                                                                                                   note 2)
ASSETS [note 9]
CURRENT
Cash and cash equivalents                                                        176,158         2,843,540
Accounts receivable, less allowance for doubtful
   accounts of $36,330 and $11,647, respectively                                  30,097            94,619
Inventory [note 6]                                                             1,648,863         3,243,245
Prepaid expenses and other                                                          --             226,436
Property and equipment held for sale [notes 2 and 18]                             68,567              --
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                           1,923,685         6,407,840
----------------------------------------------------------------------------------------------------------
Property and equipment [note 7]                                                  199,320         1,359,791
Unearned discount [note 2]                                                          --           1,097,561
Intangible assets, net of accumulated amortization
   of $32,341 and $24,896, respectively                                           42,068            49,513
----------------------------------------------------------------------------------------------------------
                                                                               2,165,073         8,914,705
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Demand loan payable [note 9]                                                        --           2,185,546
Accounts payable, trade                                                        1,264,150         2,554,209
Other accounts payable and accrued liabilities [note 18]                       1,049,697           612,056
Advances on research and development contract [note 10]                          174,341              --
----------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                      2,488,188         5,351,811
----------------------------------------------------------------------------------------------------------
Convertible notes payable [note 13]                                                 --           4,285,714
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                              2,488,188         9,637,525
----------------------------------------------------------------------------------------------------------
Commitments and contingencies [notes 1, 13 and 16]

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.001 par value, authorized 60,000,000 and
   30,000,000 shares, respectively; 23,370,008 and 15,103,703
   shares outstanding, respectively [notes 12, 14 and 19]                         23,370        21,762,337
Additional paid-in capital [note 12]                                          28,459,269              --
Prepaid warrants [note 17]                                                     3,276,505              --
Contributed surplus                                                            1,592,316         1,592,316
Accumulated deficit                                                          (33,674,575)      (24,077,473)
----------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                         (323,115)         (722,820)
----------------------------------------------------------------------------------------------------------
                                                                               2,165,073         8,914,705
==========================================================================================================

See accompanying notes

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended March 31


                                               1997             1996
                                                 $                $
-----------------------------------------------------------------------
                                                             (Restated-
                                                               note 2)
REVENUES [note 15]                             653,700        1,328,502
Cost of sales [note 15]                      2,111,999        4,413,814
-----------------------------------------------------------------------
Gross profit (loss)                         (1,458,299)      (3,085,312)
-----------------------------------------------------------------------

OPERATING EXPENSE
Selling and administrative                   4,047,227        3,574,597
Research and related expenditures              991,487        1,048,540
Restructuring charge [note 18]               2,228,001             --
Write-down of purchased goodwill                  --            236,636
-----------------------------------------------------------------------
                                             7,266,715        4,859,773
-----------------------------------------------------------------------
Operating loss                              (8,725,014)      (7,945,085)
-----------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest expense                               (79,518)        (356,429)
Non-cash interest expense [note 2]          (1,097,561)        (188,153)
Interest income                                 28,691           33,971
Gain on sale of investment [note 8]            276,300             --
-----------------------------------------------------------------------
                                              (872,088)        (510,611)
-----------------------------------------------------------------------
Loss before provision for income taxes      (9,597,102)      (8,455,696)
Provision for income taxes [note 11]              --               --
-----------------------------------------------------------------------
LOSS FOR THE YEAR                           (9,597,102)      (8,455,696)
-----------------------------------------------------------------------

LOSS PER SHARE                                   (0.44)           (0.64)
========================================================================

See accompanying notes

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)

                           CONSOLIDATED STATEMENTS OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)


Year ended March 31


                                                               COMMON STOCK            ADDITIONAL
                                                        -------------------------        PAID-IN      CONTRIBUTED  ACCUMULATED
                                                          SHARES         AMOUNT          CAPITAL        SURPLUS      DEFICIT
                                                            #               $               $              $            $
-------------------------------------------------------------------------------------------------------------------------------
                                                                       (Restated -                                  (Restated -
                                                                         note 2)                                      note 2)
BALANCE, MARCH 31, 1995                                 11,616,814     17,849,751            --        1,592,316    (15,621,777)
Stock issued as compensation expense                        13,333         20,000            --             --             --
Stock issued under stock option plan                        15,000         30,303            --             --             --
Stock issued as payment for
   refinancing fee [note 9]                                 75,000        101,250            --             --             --
Stock issued as payment for professional
   services rendered                                       215,842        319,498            --             --             --
Issuance of common stock for cash                        3,167,714      3,441,535            --             --             --
Loss for the year                                             --             --              --             --       (8,455,696)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                                 15,103,703     21,762,337            --        1,592,316    (24,077,473)
Stock issued on legal settlement                            85,000        127,500            --             --             --
Stock issued on conversion of convertible
   notes payable                                         4,366,050      4,319,486            --             --             --
Issuance of common stock for cash                        2,666,075      1,699,444            --             --             --
Transfer from common stock to additional
   paid-in capital resulting from change to
   $.001 par value shares from no par value
   shares [note 12]                                           --      (27,886,546)     27,886,546           --             --
Stock issued as directors' fees                             60,000             60          35,580           --             --
Stock issued on exercise of prepaid warrants               392,702            393         119,607           --             --
Stock issued as payment for professional
   services rendered                                       696,478            696         417,536           --             --
Loss for the year                                             --             --              --             --       (9,597,102)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                                 23,370,008         23,370      28,459,269      1,592,316    (33,674,575)
===============================================================================================================================


See accompanying notes

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended March 31


                                                                          1997             1996
                                                                            $                $
--------------------------------------------------------------------------------------------------
                                                                                       (Restated -
                                                                                          note 2)
OPERATING ACTIVITIES
Loss for the year                                                      (9,597,102)      (8,455,696)
Adjustments to reconcile loss to net cash used by
   operating activities:
   Depreciation and amortization                                          412,416          524,399
   Loss on disposal of property and equipment                             365,864           38,550
   Write-down of property and equipment                                   376,538             --
   Write-down of purchased goodwill                                          --            236,636
   Professional services paid by issuance of common stock                 418,232          319,498
   Directors' fees paid by issuance of common stock                        35,640             --
   Refinancing fee paid by issuance of common stock                          --            101,250
   Compensation paid by issuance of common stock                             --             20,000
   Legal settlement paid by issuance of common stock                      127,500             --
   Interest charges on convertible notes payable paid by issuance
     of common stock                                                       33,772             --
   Non-cash interest expense                                            1,097,561          188,153
   Gain on sale of investment                                            (276,300)            --
Changes in assets and liabilities:
   Accounts receivable                                                     64,522           58,054
   Inventory                                                            1,594,382         (579,842)
   Prepaid expenses and other                                             226,436          170,208
   Accounts payable, trade                                             (1,290,059)       1,319,635
   Other accounts payable and accrued liabilities                         437,641            8,288
   Advances on research and development contract                          174,341             --
--------------------------------------------------------------------------------------------------
CASH (USED IN) OPERATING ACTIVITIES                                    (5,798,616)      (6,050,867)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                       (153,644)         (84,932)
Proceeds on disposal of property and equipment                             98,175           30,752
Proceeds on sale of investment                                            276,300             --
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           220,831          (54,180)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayments under demand loan payable                                   (2,185,546)        (814,454)
Issuance of convertible notes payable                                        --          3,000,000
Proceeds from issuance of prepaid warrants                              3,396,505             --
Proceeds from issuance of shares                                        1,699,444        3,471,838
--------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                   2,910,403        5,657,384
--------------------------------------------------------------------------------------------------

DECREASE IN CASH DURING THE YEAR                                       (2,667,382)        (447,663)
Cash and cash equivalents, beginning of year                            2,843,540        3,291,203
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    176,158        2,843,540
==================================================================================================


See accompanying notes

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996



1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company operates in one major line of business, the development, manufacture and marketing of electronic products.

On August 30, 1996, Norris Communications Corp. continued its jurisdiction to the State of Wyoming, then on September 4, 1996, to the State of Delaware. During the continuation process, Norris Communications Corp. changed its name to Norris Communications, Inc. (the "Company").

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $33,674,575 at March 31, 1997 [1996 - $24,077,473]. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of the Company has undertaken steps to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) re-focusing the Company on a family of products, technology components and software and not having the Company be reliant on a single recorder product; (ii) expanding the Company's private label product offering by introducing VoiceLink and Mobile Office products; (iii) focusing sales and marketing on the Original Equipment Manufacturing markets; and (iv) reducing overhead and operating expenses by discontinuing its contract manufacturing services and direct sales.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996



2. SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENTS

The Company has restated their March 31, 1996 consolidated financial statements to recognize a recently announced position by the staff of the Securities and Exchange Commission regarding the accounting for the issuance of debt that can be converted at a discount to the market price of the Company's common stock. In this regard, the implicit return provided by the conversion terms of the debt is accounted for as additional interest expense and accreted over the period between the date of issuance of the debt and the date the debt first become convertible. This restatement has resulted in additional non-cash interest expense of $188,153 in the year ended March 31, 1996 or $0.014 per share and an unearned discount of $1,097,561 at March 31, 1996.

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Norris Communications, Inc. ("NCI") (a company incorporated in the State of California). All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable trade, other accounts payable and accrued liabilities, capital lease obligations and convertible notes payable approximate their fair values.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996



2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

CASH EQUIVALENTS

Cash equivalents, consisting of commercial paper with maturities of less than 90 days, certificates of deposit and money market funds, are recorded at cost, which approximates market value.

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

INVESTMENT

The Company's 940,734 [1996 - 1,800,000] shares or 12.1% [1996 - 23.1%]
investment in JABRA Corporation ("JABRA"), a private corporation, is accounted for using the cost method [see Note 8].

REVENUE RECOGNITION

Revenue is recognized on the basis of shipment of products or delivery of services. Research and development contract revenue is recognized in the period the related research and development expenditures are incurred. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned.

RESEARCH AND RELATED EXPENDITURES

Research and related expenditures are charged to operations as incurred.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996



2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

INVENTORY

Inventory of raw materials, work in process and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT HELD FOR SALE

Property and equipment held for sale are recorded at their net realizable amount.

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

INTANGIBLE ASSETS

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

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996



2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

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

STOCK OPTIONS GRANTED

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of the grant. SFAS 123, effective for the period ended March 31, 1997, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data must be provided in the footnotes to the consolidated financial statements. The Company supplementally discloses the required pro forma information as if the fair value method had been adopted effective April 1, 1995 [see Note 12].

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 eliminates the requirement for primary earnings per share previously required under APB Opinion No. 15, Earnings Per Share, which showed the amount of income attributable to each share of common stock if every common stock equivalent were converted into common stock. SFAS 128 provides for the calculation and disclosure of basic and diluted earnings per share. Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution to common shareholders on the exercise of options, warrants or convertible instruments. SFAS 128 is effective for fiscal periods ending after December 15, 1997. Loss per share for the year ended March 31, 1997 under the provisions of SFAS 128 would have been $0.45.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996



3. CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. At March 31, 1997, the Company was not subject to any material credit risk. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.


4. MAJOR CUSTOMERS AND EXPORT SALES

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three major customers comprise 31%, 17% and 12%, respectively, of revenues in 1997. Sales to three major customers comprise 10%, 10% and 9%, respectively, of revenues in 1996. During 1997, the Company had export sales of approximately $155,000 [1996 - $Nil].


5. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:

                                                                     1997           1996
                                                                       $              $
------------------------------------------------------------------------------------------
Non-cash financing activities:
   Professional services paid by issuance of common stock           418,232        319,498
   Refinancing fee paid by issuance of common stock                    --          101,250
   Compensation paid by issuance of common stock                       --           20,000
   Directors' fees paid by issuance of common stock                  35,640           --
   Legal settlement paid by issuance of common stock                127,500           --
   Interest charges on convertible notes payable paid by
     issuance of common stock                                        33,772           --
   Common stock issued on conversion of convertible notes
     payable                                                      4,285,714           --
   Common stock issued on exercise of prepaid warrants              120,000           --

Cash payments for interest and income taxes were as follows:
   Interest                                                          45,746        356,429
   Income taxes                                                        --             --
==========================================================================================

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


6. INVENTORY

                                                    1997          1996
                                                      $             $
-------------------------------------------------------------------------
Raw materials                                      666,634      1,569,812
Work in process                                    179,967        194,437
Finished goods                                     802,262      1,478,996
-------------------------------------------------------------------------
                                                 1,648,863      3,243,245
=========================================================================

During 1995, the Company introduced a new electronic product for sale in the retail market. The amount of revenues to date from the sale of the electronic product have not been significant. In addition, the Company's experience with sales returns and warranty provisions has been limited. At March 31, 1997, inventory of the Company is substantially all comprised of three successive models of the electronic product.

Management of the Company has established, in the normal course of business, provisions for sales returns, warranty and obsolescence in respect of sales to March 31, 1997 and inventory as at March 31, 1997. In addition, management of the Company has developed programs for the sale of earlier models of the electronic product which are expected to result in the sale of this inventory in the near term. No estimate can be made of the range of amounts of loss that are reasonably possible should actual experience exceed estimates for sales returns or warranty or should the programs to sell inventory not be successful.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


7. PROPERTY AND EQUIPMENT

                                                 ACCUMULATED
                                               DEPRECIATION AND   NET BOOK
                                      COST       AMORTIZATION       VALUE
                                        $             $               $
---------------------------------------------------------------------------
1997
Computer hardware and software        187,645         64,962        122,683
Furniture and equipment                55,758         46,738          9,020
Machinery and equipment               177,883        110,266         67,617
---------------------------------------------------------------------------
                                      421,286        221,966        199,320
---------------------------------------------------------------------------
1996
Computer hardware and software        402,794        231,196        171,598
Furniture and equipment               131,755         93,643         38,112
Leasehold improvements                589,979        203,203        386,776
Machinery and equipment             1,761,076        997,771        763,305
---------------------------------------------------------------------------
                                    2,885,604      1,525,813      1,359,791
===========================================================================


8. INVESTMENT IN JABRA

The Company owns 940,734 [1996 - 1,800,000] common shares of JABRA or 12.1% [1996 - 23.1%] of JABRA's common shares with a carrying value of $Nil on the Company's consolidated balance sheets. The Company has granted an option to a prior lender, expiring July 31, 1997, to purchase 300,000 of JABRA's common shares at a price of $1.50 per share pursuant to the Company's demand loan payable [see Note 9]. During 1997, the Company sold 859,266 common shares of JABRA for cash proceeds of $276,300 and recorded a gain on sale of investment of $276,300.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


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

The demand loan payable was collateralized by a first security interest covering accounts receivable, inventory, property and equipment, and other assets, and a specific pledge of the Company's shares in NCI and JABRA.

The demand loan payable plus accrued interest was retired on July 31, 1996.


10. RESEARCH AND DEVELOPMENT CONTRACT

The Company has entered into a long-term contract with an independent company to provide research and development services. The Company will receive cash of up to $860,000 for engineering services. Costs not specified in the contract are the responsibility of the independent company. The contract requires the Company to produce a working prototype by February 1998 which conforms to the product specifications defined in the contract. To date, the Company has incurred approximately $69,000 in direct costs of initial development work and has recorded $39,909 of revenue related to the contract. Total payments received to date on the contract are $214,250.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


11. INCOME TAXES

The Company accounts for income taxes under the liability method required by FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $2,619,000 has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                    1997             1996
                                                      $                $
----------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Tax over book depreciation                          301,000           85,000
----------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                      301,000           85,000
----------------------------------------------------------------------------

DEFERRED TAX ASSETS
Bad debt reserve                                     15,000            5,000
Interest expense                                    450,000             --
Inventory capitalization                             70,000          108,000
Inventory reserve                                   210,000           20,000
Net operating loss carryforwards                  8,169,000        5,912,000
Warranty reserve                                     14,000            8,000
Other                                                43,000           83,000
----------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                         8,971,000        6,136,000
Valuation allowance for deferred tax assets      (8,670,000)      (6,051,000)
----------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                             301,000           85,000
----------------------------------------------------------------------------

NET DEFERRED TAX                                       --               --
============================================================================

The net provision for income taxes in 1997 and 1996 is $Nil as the Company incurred losses in those years. Pre-tax income (loss) from Canadian operations was approximately $681,000 in 1997 and $969,000 in 1996.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


11. INCOME TAXES (CONT'D.)

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

                                                  LIABILITY METHOD
                                                  ----------------
                                                  1997       1996
                                                    %          %
------------------------------------------------------------------
U.S. federal statutory rate                        35.0       35.0
U.S. federal net operating loss rate              (35.0)     (35.0)
U.S. state tax rate                                 --         --
Canadian statutory rate                            45.6       44.1
Canadian non-capital loss rate                    (45.6)     (44.1)
------------------------------------------------------------------
Effective rate on operating loss                    --         --
==================================================================

The Company has U.S. net operating loss carryforwards available at March 31, 1997 of approximately $15,682,000 and $11,213,000 for federal and state tax purposes, respectively, to offset income in future years. These carryforwards will begin to expire in the years 2005 and 1998, respectively, unless previously utilized.

The tax attributes of the Company identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


12. CAPITAL STOCK

AUTHORIZED CAPITAL

The authorized capital of the Company consists of 60,000,000 common shares [1996
- 30,000,000 common shares] with a par value of $.001 per share [1996 - no par value] and 5,000,000 preferred shares [1996 - nil preferred shares] with a par value of $.001 per share.

COMMON STOCK

The issued common stock of the Company consisted of 23,370,008 and 15,103,703 common shares as of March 31, 1997 and 1996, respectively.

During 1997, convertible notes payable and accrued interest therein and prepaid warrants were converted into 4,758,752 shares of common stock. In addition, subsequent to March 31, 1997, prepaid warrants of $875,591 were converted into 5,453,685 shares of common stock. If these conversions had occurred on April 1, 1996, the reported loss per share for the year ended March 31, 1997 would have decreased $0.10 to $0.34.

PREFERRED STOCK

The Company has no issued preferred stock at March 31, 1997 and 1996.

STOCK OPTIONS

The Company maintains two stock option plans. The 1992 Stock Option Plan is a non-qualified stock option plan which entitles certain directors and key employees to purchase common shares of the Company. A maximum of 10% of outstanding common shares are authorized for grant under the Plan. Options are granted at a price not less than fair market value at the date of grant, and are subject to approval of the Board of Directors. The 1994 Stock Option Plan entitles certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covers a maximum aggregate of 4,000,000 shares, as amended and approved by shareholders on July 25, 1996. The 1994 Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options.

No options were granted during 1997. Options granted during 1996 were under the 1994 and 1992 Stock Option Plan.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


12. CAPITAL STOCK (CONT'D.)

The following table summarizes stock option transactions:

                                                              WEIGHTED AVERAGE
                                                   SHARES      EXERCISE PRICE
                                                     #                $
------------------------------------------------------------------------------
BALANCE, MARCH 31, 1995                            694,658          2.15
Granted                                            843,000          2.85
Exercised                                          (15,000)         2.02
Expired                                            (23,000)         3.30
Cancelled                                           (6,000)         3.38
------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                          1,493,658          2.71
Granted                                               --             --
Exercised                                             --             --
Expired                                            (73,000)         3.08
Cancelled                                         (250,000)         1.70
------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                          1,170,658          2.89
==============================================================================

All outstanding options were exercisable at March 31, 1997. The options are exercisable at prices ranging from U.S. $2.09 to U.S. $3.65 [1996 - U.S. $1.50 to U.S. $3.65] and expire over the period to April 2000.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


12. CAPITAL STOCK (CONT'D.)

The Company adopted Statement of Financial Accounting Standard No. 123 entitled Accounting for Stock-Based Compensation ("SFAS 123") as of April 1, 1995. The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose the pro forma effects on net income and earnings per share had the value of the options been expensed. The Company has elected to continue its practice of recognizing compensation expense for its stock option and warrant incentive plans using the intrinsic value based method of accounting [see Note 2] and to provide the required pro forma information for stock options and warrants granted after April 1, 1995. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire stock. Had compensation expense for the Company's stock options and warrants granted after April 1, 1995 been determined based on the fair value at the grant dates for awards under those plans, the Company's pro forma loss for the year and loss per share for the reported years would have been as follows:

                                                    1997             1996
                                                      $                $
----------------------------------------------------------------------------
Loss for the year                                (9,597,102)      (8,455,696)
Compensation expense                                107,377        1,458,330
----------------------------------------------------------------------------
Pro forma net loss                               (9,704,479)      (9,914,026)
----------------------------------------------------------------------------

Pro forma loss per share                              (0.45)           (0.75)
============================================================================

The effects on pro forma loss per share of expensing the estimated fair value of stock options and warrants are not necessarily representative of the effects on reported net income for future years due to such things as the potential for issuance of additional stock options and warrants in future years.

The fair value of options and warrants granted after April 1, 1995, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions include a dividend yield of 0%; and expected volatility of 1.390; a risk free interest rate of 6.17%; and an expected life of half the period from grant to expiration.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


12. CAPITAL STOCK (CONT'D.)

SHARE WARRANTS

The Company has outstanding share warrants as of March 31, 1997, in connection with private placements, convertible debentures, equipment leasing and establishing and amending the demand loan payable, entitling the holders to purchase one common share for each warrant held as follows:

   NUMBER OF                          EXERCISE PRICE
   WARRANTS                                  $                                EXPIRATION DATE
---------------------------------------------------------------------------------------------
   200,000                                 2.00                               September 1998
    33,750                                 4.00                               June 1999
   450,000                                 1.75*                              July 1999
    82,100                                 4.00                               August 1999
   106,986                                 1.61**                             February 2000
    88,014                                 1.61**                             March 2000
   129,230                                 1.625                              March 2001
   401,924                                 0.469***                           July 2001
   400,000                                 0.469***                           August 2001
   150,000                                 0.65625**                          October 2001
   146,866                                 1.09**                             October 2005
---------------------------------------------------------------------------------------------
 2,188,870
=============================================================================================

  * Repriced to $1.75 per share from $4.00 per share pursuant to amendments to demand loan payable [see Note 9].

 ** These warrants contain provisions for adjustment for dilutive events. The exercise prices and where applicable, the number of warrants, have been adjusted to reflect any such events or agreements through March 31, 1997.

*** Repriced to $0.469 per share from $0.9875 and $0.9375, respectively, pursuant to amendments to a consulting agreement.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


13. COMMITMENTS

The Company has a lease for office space in Poway, California which is subject to annual increases based on the CPI index. The lease expires in 2002. Office rent expense for the years ended March 31, 1997 and 1996 was $312,422 and $271,620, respectively.

Minimum commitments under the operating lease are as follows:

                                                               $
-------------------------------------------------------------------
1998                                                        221,000
1999                                                        221,000
2000                                                        221,000
2001                                                        221,000
2002                                                        166,000
-------------------------------------------------------------------
                                                          1,050,000
===================================================================

14. CONVERTIBLE NOTES PAYABLE

                                                    1997             1996
                                                      $                $
----------------------------------------------------------------------------
7% convertible notes payable, due March 1999          --           4,285,714
----------------------------------------------------------------------------


The convertible notes payable were convertible at the option of the holder into common shares of the Company at any time after May 4, 1996. The convertible notes payable were convertible at the lesser of: $1.765 for each common share; or a 30% discount to the 5 day moving average price of the common shares on the day prior to conversion.

During the period May 13, 1996 to May 24, 1996, the holders of the convertible notes payable exercised their options and converted all of the convertible notes payable, together with accrued interest thereon, into 4,366,050 common shares of the Company at conversion prices per share ranging from US $0.981 to US $1.269.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


15. BARTER TRANSACTION

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


16. CONTINGENT LIABILITY

The Company may have a liability to certain security holders due to a possible violation of federal and state securities laws prohibiting an issuer from selling securities in a private placement by any form of general solicitation or advertising. Section 5 of the Securities Act of 1933 prohibits the sale of securities pursuant to a prospectus that does not satisfy the requirements of the Securities Act. Such violation, if deemed to have occurred, could give rise to a private right of action by the affected security holders for rescission of recently issued securities in the amount of $5.67 million and for damages. Management of the Company has provided notice to each of the affected security holders of the possible violation and has obtained from affected security holders, representing $5.42 million of the above shares, written release and waivers with respect thereto. It is possible that the release and waiver agreements could be challenged at some later date by an affected security holder on grounds of enforceability. Although management of the Company has no present reason to believe that the release and waiver agreements are not enforceable, a contrary finding by a federal or state court may result in a continuing risk of potential liability. Management of the Company believes the likelihood of a future event occurring to confirm the contingent liability is remote.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


17. PREPAID WARRANTS

During 1997, the Company received cash from prepaid warrants of $3,396,505, net of offering costs of $409,395. The face amount of the warrants of $3,805,900 is exercisable, without further cash payment, into common shares of the Company at the lesser of $0.70 per common share (with respect to $805,900 of warrants) and $0.69125 per common share (with respect to $3,000,000 of warrants) or a 30% discount to the 5 day moving average bid price of the common shares on the day prior to exercise. The exercise price of the warrants will be further discounted by 7% per year and for other events until the warrants are exercised. During 1997, the holders of prepaid warrants exercised this option and converted $120,000 of prepaid warrants into 392,702 common shares of the Company at a conversion price of U.S. $0.305. At March 31, 1997, the outstanding prepaid warrants were exercisable into approximately 14.9 million common shares.


18. RESTRUCTURING CHARGE

The Company recorded a restructuring charge of $2,228,001 as follows:

                                                                      1997
                                                                        $
----------------------------------------------------------------------------
Write-down of inventory                                            1,290,039
Losses on cancellation of purchase commitments                        98,295
Severance costs                                                       47,265
Write-down of property and equipment to net realizable amount        376,538
Loss on disposal of property and equipment                           365,864
Facility reduction and other                                          50,000
----------------------------------------------------------------------------
                                                                   2,228,001
============================================================================

At March 31, 1997, a total of $162,423 was included in other accounts payable and accrued liabilities relating to the restructuring, which is expected to be substantially completed by June 1997. The restructuring charge is as a result of the change in the Company's operations due to the discontinuation of contract manufacturing services arising from a decision to focus on Original Equipment Manufacturing and licensing activities related to the Company's FLASHBACK technology.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS CORP.)


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1997 and 1996


19. SUBSEQUENT EVENT

On June 13, 1997, the Company completed the sale of $500,000 of 12% secured notes due September 30, 1999 ("Notes") to nine investors ("Noteholders"). The Notes are collateralized by the Company's issued and pending patents and the FLASHBACK technology. The Notes may become convertible only when and if allowable under the terms of the prepaid warrants (see Note 18) and are then convertible at the lowest warrant conversion price used by the prepaid warrantholders, subject to certain future adjustments. Upon conversion, the Noteholders will receive a stock purchase warrant exercisable at the conversion price for a period of three years.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORRIS COMMUNICATIONS, INC.



                                        By: /s/ ELWOOD G. NORRIS
                                           -------------------------------------
                                            Elwood G. Norris
                                            Chairman and Chief Executive Officer

Date:  June 26, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                    Position                           Date
         ----                                    --------                           ----

/s/ ELWOOD G. NORRIS                Chairman of the Board, Chief                June 26, 1997
-----------------------             Executive Officer and Director
    Elwood G. Norris                (principal executive officer)


/s/ ALFRED H. FALK                  President and Director                      June 26, 1997
-----------------------
    Fred Falk

/s/ RENEE WARDEN                    Controller                                  June 26, 1997
-----------------------             (principal financial officer)
    Renee Warden

/s/ ROBERT PUTNAM                   Vice President, Secretary and Director      June 26, 1997
-----------------------
    Robert Putnam