Form 10QSB
period 1997-06-30
NORRIS COMMUNICATIONS CORP
filed 1997-07-30
CIK 886328

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For quarterly period ended June 30, 1997

                         Commission File Number 0-20734

                           NORRIS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                    None
     (State or other jurisdiction of             (I.R.S. Empl. Ident. No.)
      incorporation or organization)

     13114 Evening Creek Drive South, San Diego, California      92128
           (Address of principal executive offices)            (Zip Code)

                                 (619) 679-1504
              (Registrant's telephone number, including area code)

                   12725 Stowe Drive, Poway, California, 92064
                                (Former Address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __ NO X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001                           53,849,529
          (Class)                             (Outstanding at July 29, 1997)

Transitional Small Business Disclosure Format (check one): YES __  NO X

================================================================================

                           NORRIS COMMUNICATIONS, INC.
                                      INDEX

                                                                                                    Page
PART I. FINANCIAL INFORMATION

                  Item 1. Financial Statements:

                                    Consolidated Balance Sheets as of June 30, 1997 and
                                    and March 31, 1997 (unaudited)                                    3

                                    Consolidated Statements of Operations for the three
                                    months ended June 30, 1997 and 1996 (unaudited)                   4

                                    Consolidated Statements of Cash Flows for the three months
                                    ended June 30, 1997 and 1996 (unaudited)                          5

                                    Notes to Interim Consolidated Financial Statements                6

                  Item 2. Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                             8

PART II. OTHER INFORMATION                                                                            12

                  Item 1. Legal Proceedings                                                           *
                  Item 2. Changes in Securities                                                       *
                  Item 3. Defaults upon Senior Securities                                             *
                  Item 4. Submission of Matters to a Vote of Security Holders                         *
                  Item 5. Other Information                                                           *
                  Item 6. Exhibits and Reports on Form 8-K                                            12



SIGNATURES                                                                                            12


                  *  No information provided due to inapplicability of the item.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                         JUNE 30, 1997      MARCH 31, 1997
                                                                               $                  $
                                                                         -------------      --------------
ASSETS
CURRENT
Cash                                                                           332,998            176,158
Accounts receivable, less allowance for doubtful
   accounts of $36,330 and $36,330, respectively                               178,022             30,097
Inventory [note 3]                                                           1,605,208          1,648,863
Property and equipment held for sale                                             2,458             68,567
                                                                         -------------      -------------
TOTAL CURRENT ASSETS                                                         2,118,686          1,923,685
                                                                         -------------      -------------
Property and equipment, net                                                    183,158            199,320
Other intangible assets, net of accumulated amortization of
   $34,202 and $32,341 respectively                                             40,207             42,068
                                                                         -------------      -------------
TOTAL ASSETS                                                                 2,342,051          2,165,073
                                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable, trade                                                      1,018,454          1,264,150
Other accounts payable and accrued liabilities [note 9]                        853,571          1,049,697
Advances in excess of earnings on development contract                          93,929            174,341
                                                                         -------------      -------------
TOTAL CURRENT LIABILITIES                                                    1,965,954          2,488,188
                                                                         -------------      -------------
Secured notes payables [note 4]                                                500,000               --
                                                                         -------------      -------------
TOTAL LIABILITIES                                                            2,465,954          2,488,188
                                                                         -------------      -------------
Commitment and contingencies [notes 11 and 12]
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.001 par value, authorized 60,000,000 and 30,000,000 respectively; 34,060,385 and 23,370,008 shares
 outstanding, respectively                                                      34,060             23,370
Additional paid-in capital                                                  29,695,310         28,459,269
Prepaid warrants [note 6]                                                    2,363,159          3,276,505
Contributed surplus                                                          1,592,316          1,592,316
Accumulated deficit                                                        (33,808,748)       (33,674,575)
                                                                         -------------      -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       (123,903)          (323,115)
                                                                         -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                      2,342,051          2,165,073
                                                                         =============      =============

See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                            Three months ended June 30
                                              1997             1996
                                                $                $
                                           -----------      -----------
REVENUE:
   Product sales                               162,208          153,726
   Development services                        226,851             --
                                           -----------      -----------
         Total revenues                        389,059          153,726
                                           -----------      -----------

COST OF REVENUES:
   Cost of product sales                       154,900          259,257
   Cost of development services                142,528             --
                                           -----------      -----------
          Total cost of revenues               297,428          259,257
                                           -----------      -----------

Gross profit (loss)                             91,631         (105,531)

OPERATING EXPENSES:
   Selling and administrative                  319,858        1,073,299
   Research and related expenditures            52,871          211,584
                                           -----------      -----------
          Total operating expenses             372,729        1,284,883
                                           -----------      -----------

Operating loss                                (281,098)      (1,390,414)

OTHER INCOME (EXPENSE)
   Interest expense                             (7,490)         (76,480)
   Interest income                               1,415           11,192
   Other income [note 8]                       153,000             --
                                           -----------      -----------
          Other income (expense), net          146,925          (65,288)
                                           -----------      -----------

Loss before provision for income taxes        (134,173)      (1,455,702)
Provision for income taxes                        --               --
                                           -----------      -----------
NET LOSS                                      (134,173)      (1,455,702)
                                           ===========      ===========

NET LOSS PER SHARE                               (0.01)           (0.09)
                                           ===========      ===========

WEIGHTED AVERAGE SHARES                     25,678,434       16,964,510
                                           ===========      ===========

See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                        FOR THE THREE MONTHS ENDED
                                                                                 JUNE 30
                                                                          1997             1996
                                                                            $                $
                                                                       -----------      -----------
OPERATING ACTIVITIES
Net loss                                                                  (134,173)      (1,455,702)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                          20,355          103,360
     Financing fee paid by issuance of common stock                           --             33,773
     Professional services paid by issuance of common stock                   --             72,000
     Legal settlement paid by issuance of common stock                        --            127,500
Changes in assets and liabilities:
     Accounts receivable                                                  (147,925)         (26,052)
     Inventory                                                              43,655         (112,332)
     Prepaid expenses and other                                               --            (78,613)
     Accounts payable, trade                                               (32,310)      (1,119,296)
     Other accounts payable and accrued liabilities                        (76,127)        (273,206)
     Advances on research and development contract                         (80,412)            --
                                                                       -----------      -----------
Cash (used in) operating activities                                       (406,937)      (2,728,568)
                                                                       -----------      -----------

INVESTING ACTIVITIES
Purchase of property and equipment                                          (2,332)        (143,629)
Proceeds on disposal of property and equipment                              66,109             --
                                                                       -----------      -----------
Cash provided by (used in) investing activities                             63,777         (143,629)
                                                                       -----------      -----------

FINANCING ACTIVITIES
Repayments under demand loan payable                                          --         (1,878,130)
Principal payments on capital lease obligations                               --               (490)
Proceeds from secured notes payable                                        500,000             --
Proceeds from issuance of shares and warrants                                 --          2,472,945
                                                                       -----------      -----------
Cash provided by financing activities                                      500,000          594,325
                                                                       -----------      -----------

Net increase (decrease) in cash                                            156,840       (2,277,872)

Cash, beginning of period                                                  176,158        2,843,540
                                                                       -----------      -----------

Cash, end of period                                                        332,998          565,668
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
    Cash paid during the period for:
     Interest                                                                7,490           43,555
SUPPLEMENTAL  SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
    Conversion of long-term convertible note to common stock                  --          3,000,000
    Common stock issued on exercise of prepaid warrants                    913,346             --
    Accounts payable and accruals paid by issuance of common stock         333,385             --

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

1. OPERATIONS

Norris Communications, Inc. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company further changed its domicile to Wyoming on August 30, 1996 and on September 4, 1996 reincorporated into Delaware. The Company is engaged through its wholly-owned U.S. subsidiary in developing and exploiting proprietary electronic technologies.

2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Norris Communications, Inc. ("NCI"), a California corporation, based in San Diego County, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the three month period ended June 30, 1997 and has an accumulated deficit of $33,808,748 at June 30, 1997. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

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

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-QSB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1997.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

3. INVENTORY

Inventory of raw material, work in process and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                                           June 30, 1997      March 31, 1997
                                           --------------     --------------
   Raw material                            $      729,602     $      666,634
   Work in process                                179,967            179,967
   Finished goods                                 695,639            802,262
                                           --------------     --------------
                                           $    1,605,208     $    1,648,863
                                           ==============     ==============

4. SECURED NOTES PAYABLE

The secured notes payable bear interest at 12%, payable quarterly. The notes are collateralized by the Company's issued and pending patents and the FLASHBACK technology. The notes may become convertible only when and if allowable under the terms of the prepaid warrants (see note 6) and when sufficient authorized stock is available and are then convertible at the lowest warrant conversion price used by the prepaid warrantholders, subject to certain future adjustments. Upon conversion the noteholders will receive a stock purchase warrant exercisable into the same number of shares as converted at the conversion price for a period of three years. If these notes were convertible by their terms on June 30, 1997 they would have been convertible into approximately 5.7 million common shares with warrants exercisable into a like number of shares at $0.0875 per share for three years.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

5. COMMON STOCK

The following table summarizes shares issued during the three month period ended June 30, 1997:

                                                                                        Additional
                                                                                          paid-in        Contributed
                                                        Shares           Amount           capital          surplus
                                                     ------------     ------------     ------------      ------------
Balance, March 31, 1997                                23,370,008     $     23,370     $ 28,459,269      $  1,592,316
Stock issued on exercise of prepaid warrants            9,162,368            9,162          904,184              --
Stock issued pursuant to private placement fees           457,484              457             (457)             --
Stock issued as payment for accrued professional
  services and compensation                             1,070,525            1,071          332,314              --
---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                 34,060,385     $     34,060     $ 29,695,310      $  1,592,316
---------------------------------------------------------------------------------------------------------------------

Subsequent to June 30, 1997, the Company issued 269,399 common shares for legal and other services in the amount of $36,628. See note 6 below for subsequent issuances of common stock on conversion of prepaid warrants. The Company has also agreed to issue 400,000 common shares in connection with the settlement of an old equipment lease obligation, amounting to $87,500.

6. PREPAID WARRANTS

During fiscal 1997, the Company received cash from prepaid warrants of $3,396,505, net of offering costs of $409,395. The terms provided that the face amount of the warrants or $3,805,900 was exercisable, without further cash payment, into common shares of the Company at the lessor of: $0.70 per common share (with respect to $805,900 of warrants) and $0.69125 per common share (with respect to $3,000,000 of warrants) or a 30% discount to the 5 day moving average bid price of the common shares on the day prior to exercise. The exercise price of the warrants are further discounted by 7% per year and for other events until the warrants are exercised.

At June 30, 1997, $2,648,000 face amount of these warrants remained outstanding. Subsequent to June 30, 1997 and through July 22, 1997, an additional $1,483,000 face amount of warrants were converted into 19,519,745 common shares leaving a balance of $1,165,000 warrants exercisable into approximately 10.8 million common shares (based on July 24, 1997 pricing), subject to the availability of authorized shares. The Company does not presently have sufficient authorized and unissued common shares for the exercise of the remaining prepaid warrants. Under the terms of the prepaid warrants, the Company is obligated to take action to increase the authorized shares and conversions in excess of authorized and unissued common stock are suspended pending such increase.

7. OPTIONS AND WARRANTS

At June 30, 1997, warrants were outstanding/exercisable into the following listed shares. Also see Note 4 for additional warrants that may become issuable upon conversion of secured notes payable.

                     Number of             Exercise Price
Description            Shares                   U.S.$                Expiration Date
------------------------------------------------------------------------------------
Warrants               200,000                  2.00                  September 1998
Warrants                33,750                  4.00                       June 1999
Warrants               450,000                  1.75                       July 1999
Warrants                82,100                  4.00                     August 1999
Warrants (a)           106,986                  1.61                   February 2000
Warrants (a)            88,014                  1.61                      March 2000
Warrants               129,230                  1.625                     March 2001
Warrants               401,924                  0.469                      July 2001
Warrants               400,000                  0.469                    August 2001
Warrants (a)           150,000                  0.65625                 October 2001
Warrants (a)           146,866                  1.09                    October 2005
------------------------------------------------------------------------------------
Total                2,188,870
------------------------------------------------------------------------------------

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

7. OPTIONS AND WARRANTS (Continued)

     (a) These warrants, amongst other provisions, contain a provision for adjustment for dilutive events. The exercise prices and where applicable, the number of warrants, have been adjusted to reflect any such events through June 30, 1997.

The following table summarizes stock option activity for the period:

    Outstanding at March 31, 1997                                         1,170,658
    Granted                                                               1,920,000
    Exercised                                                                  -
    Expired                                                                 (60,000)
    Canceled                                                                   -
                                                                          ---------
    Outstanding at June 30, 1997                                          3,030,658
                                                                          =========

Options outstanding are exercisable at prices ranging from $0.1562 to $3.65 and expire over the period from 1997 to 2002.

8. OTHER INCOME

The Company received $153,000 from a former vendor resulting from prior period overpayments. The overpayments were recorded as an expense in the prior period because of uncertainty regarding the amount and likelihood of recovery.

9. RESTRUCTURING CHARGE

The Company recorded a restructuring charge of $2,228,001 in fiscal 1997 resulting from the change in the Company's operations due to the discontinuance of contract manufacturing services. At March 31, 1997, a total of $162,423 was included in other accounts payable and accrued liabilities relating to the restructuring. During the fiscal quarter ended June 30, 1997, the restructuring was completed.

10. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $15,682,000 and $11,213,000 for federal and state tax purposes, respectively, subject to certain limitations.

11. CONTINGENT LIABILITY

The Company may have a liability to certain security holders due to a possible violation of federal and state securities laws prohibiting an issuer from selling securities in a private placement by any form of general solicitation or advertising. Section 5 of the Securities Act of 1933 prohibits the sale of securities pursuant to a prospectus that does not satisfy the requirements of the Securities Act. Such violation, if deemed to have occurred, could give rise to a private right of action by the affected security holders for rescission of recently issued securities in the amount of $5.67 million and for damages. Management of the Company has provided notice to each of the affected security holders of the possible violation and has obtained from affected security holders, representing $5.42 million of the above shares, written release and waivers with respect thereto. It is possible that the release and waiver agreements could be challenged at some later date by an affected security holder on grounds of enforceability. Although management of the Company has no present reason to believe that the release and waiver agreements are not enforceable, a contrary finding by a federal or state court may result in a continuing risk of potential liability. Management of the Company believes the likelihood of a future event occurring to confirm the contingent liability is remote. See notes 5 and 6 for partial conversions to common stock by these security holders.

12. SUBSEQUENT EVENT

On July 11, 1997, the Company entered into a three year lease for approximately 5,500 square feet of office space in San Diego, California providing for monthly payments of approximately $5,800. To meet the credit requirements of the landlord, both the Company and American Technology Corporation, an affiliated corporation, entered into a joint lease agreement for approximately 12,925 square feet with aggregate monthly payments of $13,830 inclusive of utilities and costs. The Company's former facility requiring annual minimum payments of $221,000 is being sublet by the landlord and the Company has accrued a liability of $140,000 representing prior unpaid rentals and an estimated settlement on the old lease agreement. See notes 5 and 6 for subsequent share issuances.

13. NET LOSS PER SHARE

Earnings per share amounts are based on the weighted average number of common shares and common stock equivalents outstanding for the period. Common equivalent shares consisting of outstanding prepaid warrants, stock options and stock purchase warrants have been excluded because their effect would be antidilutive.

                            ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1997.

GENERAL
The Company has completed the transition from a manufacturing and sales organization to an OEM provider of technology, product development services, and technology licensing. The Company, as a consequence, anticipates that the majority of its future revenues will be from license and royalty fees, private label arrangements for the Company's Flashback family of products and from contract development services for custom digital products. The Company currently has contracts with Lanier and Sanyo and is pursuing OEM contracts with other companies seeking to penetrate the digital sound recording and playback market.

As a result of the restructuring and change in the source of revenues, comparisons to prior results are less meaningful and prior results are not necessarily indicative of future results.

The Company has incurred operating losses in each of the last three fiscal years and these losses have been material. The Company incurred an operating loss of $7.9 million in fiscal 1996 and $8.7 million in fiscal 1997 (including a restructuring charge of $2.2 million). As a result of the restructuring of the Company to discontinue its contract manufacturing operations and focus on licensing and contract development, the Company has reduced its monthly cash operating costs from an average of approximately $540,000 per month in fiscal 1997 to approximately $120,000 per month at the current time. However, the Company intends to increase expenditure levels in future periods to support its new Flashback Audio technology and support OEM customers. Accordingly, the Company's losses are expected to continue until such time as the Company is able to increase sales of Flashback proprietary products and/or obtain licensing, royalty and development revenues sufficient to cover fixed costs of operations. Should the Company be unable to accomplish the foregoing and operate profitably, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

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

RESULTS OF OPERATIONS
For the first three months of fiscal 1998, the Company reported revenues of $389,059, a 153% increase over revenues of $153,726 for the first three months of fiscal 1997. Revenue for the first fiscal quarter of 1998 included $162,208 of product sales to OEMs and development services of $226,851. The Company's development arrangements are designed to produce limited current return while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. The Company had no development services revenues in the prior year and the $153,726 of the prior comparable quarters revenues consisted primarily of contract manufacturing sales which have since been discontinued. The Company's future revenues are expected to consist primarily of product sales to OEM customers and development, license and royalty fees.

For the three months ended June 30, 1997, the Company reported a gross profit of $91,631 as compared to a gross loss of $105,531 for the first three months of fiscal 1997. The improvement in gross margins resulted from the restructuring of the Company which has resulted in the termination of manufacturing overhead and the addition of new development services. There can be no assurance the Company can maintain positive gross margins in the future.

Total operating expenses (including research and related expenditures and selling and administrative expenses) were $372,729 for the three months ended June 30, 1997 as compared to $1,284,883 for the three months ended June 30, 1996. In connection with its restructuring, the Company dramatically reduced the number of personnel and related operating costs. Accordingly, comparisons of costs with prior periods are less meaningful. Selling and administrative costs aggregated $319,858 in the current quarter compared to $1,073,299 in the prior period. The $690,961 reduction was comprised primarily of a $350,000 decrease in compensation costs, a $100,000 decrease in legal and related costs, a $80,000 decrease in depreciation and amortization, a $70,000 decrease in advertising and related costs, and a $40,000 reduction in occupancy related costs.

Research and related expenditures were $52,871 for the first three months of fiscal 1998, as compared to $211,584 for the first three months of fiscal 1997. An aggregate of $142,528 of development costs were incurred for contract development work and are included in cost of revenues. This included approximately $60,000 of personnel costs which were included in research and related expenditures in the prior comparable period. Research and development costs are subject to significant quarterly variations depending on the use of outside services and the availability of financial resources.

The Company reported an operating loss of $281,098 for the three months ended June 30, 1997, as compared to an operating loss of $1,390,414 million for the three months ended June 30, 1996 with the decrease resulting primarily from the reduction in operating expenses described above.

The Company's interest expense for the three months ended June 30, 1997 was $7,490 a reduction from $76,480 for the prior period resulting from the retirement of demand loans and other interest bearing debt outstanding during fiscal 1997. The Company also received a $153,000 payment from a former vendor resulting from prior year overpayments by the Company. This payment has been included in other income.

The Company reported a net loss for the first fiscal quarter of $134,173 compared to a net loss of $1,455,702 million for the prior years first quarter. The Company anticipates reduced losses during the current fiscal year as compared to fiscal 1997, however there can be no assurance of future profitability.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1997, the Company had working capital of $152,732 compared to a working capital deficit of $564,503 at March 31, 1997. The Company had approximately $1.6 million of working capital invested in inventories at June 30, 1997. The increase in working capital was a result of the Company's continuing losses which consumed working capital during the period offset by a long-term debt issuance.

In June 1997 the Company sold $500,000 of long-term 12% secured notes due September 30, 1999 with limited common stock conversion rights and stock purchase warrants issuable on conversion to nine investors. The proceeds are being applied to reduce debt and for working capital.

The Company also paid accrued legal, consulting and other expenses aggregating $333,385 through the issuance of common stock during the first quarter. The Company also obtained $63,777 of proceeds from net equipment disposals during the quarter.

For the three months ended June 30, 1997, net cash increased by $156,840. Cash used in operating activities was $406,937. Major components using cash were a net loss of $134,173 reduced by $20,355 of aggregate depreciation and amortization. The major change in assets and liabilities providing net cash used in operating activities was a reduction in inventory of

$43,655. The major changes in assets and liabilities using operating cash was an increase in accounts receivable of $147,925, a reduction in accounts payable of $32,310, a reduction of accrued liabilities of $76,127 and a reduction of research and development advances of $80,412.

Based on the Company's cash position assuming the completion of backlog at June 30, 1997, of approximately $275,000 and continuation of existing OEM development arrangements and currently planned expenditures and level of operations, the Company estimates it will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. Given such assumptions, the Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $500,000 to continue operating for the next twelve months. The Company's OEM and licensing business may be able to generate the additional funding required depending on the ability of OEM and licensing activities to generate additional revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for capital. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to raise additional funds could have a material adverse effect on the Company and could force the Company to further reduce or curtail operations.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company estimates that it will require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed. The Company currently has no authorized and unissued or unreserved (for prepaid warrants, warrants and options) shares of common stock. This factor severely limits the Company's ability to obtain additional sources of financing. This factor already impacted the Company resulting in the Company obtaining long-term debt financing secured by technology rather than traditional equity financing (see Note 4 to the interim statements). The Company is pursuing various options to resolve the deficiency of authorized common stock, but there can be no assurance of a timely resolution.

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

FUTURE COMMITMENTS AND FINANCIAL RESOURCES
The Company's future commitments are related to its facility lease (see footnote 10 to the interim financial statements included herein). Estimated remaining commitments are included in the cash requirements discussed above. The Company was in arrears on an operating equipment lease obligation to Comdisco, Inc. during fiscal 1997, but has negotiated a settlement providing for future payments of approximately $515,000 at times to be further negotiated.

The Company recently announced a new Flashback Audio(TM) technology that provides the means of CD-quality, stereo audio playback from a CompactFlash(TM) cartridge. This technology can be employed in a stand-alone product, or integrated into a variety of products, such as laptop or hand-held PC's, pagers, cellular phones, etc. The Company's plans are to continue to develop the technology and seek OEM partnerships to exploit the technology. The Company may require additional funds to continue development of this and other technologies and the extent of such requirements are not presently determinable by management.

If in the future, operations of the Company increase significantly, the Company may require additional funds. The Company might also require additional capital to finance future developments, acquisitions or expansion of facilities. The Company currently has no plans, arrangements or understandings regarding any acquisitions.

BUSINESS RISKS
This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific business risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

PART II.       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
 (a) Exhibits:

          10.34 Sublease Agreement between Global Associates, Ltd. and American Technology Corporation and the Company dated July 11, 1997.

 (b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORRIS COMMUNICATIONS, INC.



Date: July 30, 1997                    By: /s/RENEE WARDEN
                                          ---------------------------
                                          Renee Warden
                                          Controller
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign on
                                          behalf of the Registrant)