Form 10QSB
period 1997-09-30
NORRIS COMMUNICATIONS CORP
filed 1997-10-17
CIK 886328

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001                            55,413,405
-----------------------------                            ----------
         (Class)                               (Outstanding at October 15, 1997)

Transitional Small Business Disclosure Format (check one): YES ___  NO X

================================================================================

                           NORRIS COMMUNICATIONS, INC.
                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I. FINANCIAL INFORMATION

            Item 1. Financial Statements:

                        Consolidated Balance Sheets as of September 30, 1997 and
                        and March 31, 1997 (unaudited)                                              3

                        Consolidated Statements of Operations for the three and six
                        months ended September 30, 1997 and 1996 (unaudited)                        4

                        Consolidated Statements of Cash Flows for the six months
                        ended September 30, 1997 and 1996 (unaudited)                               5

                        Notes to Interim Consolidated Financial Statements                          6

            Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                       8

PART II. OTHER INFORMATION

            Item 1. Legal Proceedings                                                               13
            Item 2. Changes in Securities                                                           14
            Item 3. Defaults upon Senior Securities                                                 *
            Item 4. Submission of Matters to a Vote of Security Holders                             *
            Item 5. Other Information                                                               14
            Item 6. Exhibits and Reports on Form 8-K                                                14



SIGNATURES                                                                                          15

     * No information provided due to inapplicability of the item.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                   SEPTEMBER 30, 1997      MARCH 31, 1997
                                                                                           $                     $
                                                                                   ------------------      --------------
ASSETS
CURRENT
Cash and cash equivalents                                                                     784,060             176,158
Accounts receivable, less allowance for doubtful
   accounts of $20,999 and $36,330, respectively                                              253,704              30,097
Inventory [note 3]                                                                          1,586,477           1,648,863
Property and equipment held for sale                                                             --                68,567
Prepaid expenses and other                                                                      6,199                --
                                                                                   ------------------      --------------
                                                                                            2,630,440           1,923,685
                                                                                   ------------------      --------------
Property and equipment, net                                                                   166,708             199,320
Other intangible assets, net of accumulated amortization of
   $36,063 and $32,341 respectively                                                            38,346              42,068
                                                                                   ------------------      --------------
                                                                                              205,054             241,388
                                                                                   ------------------      --------------
    TOTAL ASSETS                                                                            2,835,494           2,165,073
                                                                                   ==================      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Accounts payable, trade                                                                       758,050           1,264,150
Other accounts payable and accrued liabilities [note 10]                                      742,064           1,049,697
Advances in excess of earnings on development contract                                         54,966             174,341
Current portion of term note payable [note 4]                                                  71,603                --
                                                                                   ------------------      --------------
                                                                                            1,626,683           2,488,188
                                                                                   ------------------      --------------
LONG-TERM [NOTE 4]
Secured notes payable                                                                         500,000                --
Term note payable, net of current portion                                                     111,030                --
                                                                                   ------------------      --------------
                                                                                              611,030                --
                                                                                   ------------------      --------------
    TOTAL LIABILITIES                                                                       2,237,713           2,488,188
                                                                                   ------------------      --------------
Contingencies [note 12]
REDEEMABLE PREFERRED STOCK
Series A, $.001 par value (redeemable at anytime at variable prices of $10 or more), 8% cumulative and convertible voting preferred stock, $10 liquidation preference, 100,000 shares authorized, 82,000 shares issued
   and outstanding at September 30, 1997 [note 5]                                             782,500                --
                                                                                   ------------------      --------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.001 par value, authorized 60,000,000 and
   30,000,000 respectively; 55,413,405 and 23,370,008 shares
   outstanding, respectively [note 6]                                                          55,413              23,370
Additional paid-in capital                                                                 31,200,396          28,459,269
Prepaid warrants [note 7]                                                                     966,928           3,276,505
Contributed surplus                                                                         1,592,316           1,592,316
Accumulated deficit                                                                       (33,999,772)        (33,674,575)
                                                                                   ------------------      --------------
                                                                                             (184,719)           (323,115)
                                                                                   ------------------      --------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                  2,835,494           2,165,073
                                                                                   ==================      ==============

See notes to interim consolidated financial statements.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               Three months ended               Six months ended
                                                  September 30                    September 30
                                              1997            1996            1997            1996
                                                $               $               $               $
                                           --------------------------      --------------------------
REVENUE:
   Product sales                              107,906         147,817         270,114         301,543
   Development services                       207,438            --           434,289            --
                                           ----------      ----------      ----------      ----------
         Total revenues                       315,344         147,817         704,403         301,543
                                           ----------      ----------      ----------      ----------

COST OF REVENUES:
   Cost of product sales                       87,882         790,061         242,782       1,049,318
   Cost of development services               106,683            --           241,912            --
                                           ----------      ----------      ----------      ----------
          Total cost of revenues              194,565         790,061         484,694       1,049,318
                                           ----------      ----------      ----------      ----------

Gross profit (loss)                           120,779        (642,244)        219,709        (747,775)

OPERATING EXPENSES:
   Selling and administrative                 253,918       1,376,351         573,776       2,449,651
   Research and related expenditures           44,229         196,101         104,399         407,685
                                           ----------      ----------      ----------      ----------
          Total operating expenses            298,147       1,572,452         678,175       2,857,336
                                           ----------      ----------      ----------      ----------

Operating loss                               (177,368)     (2,214,696)       (458,466)     (3,605,111)

OTHER INCOME (EXPENSE)
   Interest expense                           (15,123)         (1,042)        (22,613)        (77,522)
   Interest income                              1,467          13,589           2,882          24,781
   Other income [note 9]                         --              --           153,000            --
                                           ----------      ----------      ----------      ----------
          Other income (expense), net         (13,656)         12,547         133,269         (52,741)
                                           ----------      ----------      ----------      ----------

Loss before provision for income taxes       (191,024)     (2,202,149)       (325,197)     (3,657,852)
Provision for income taxes                       --              --              --              --
                                           ==========      ==========      ==========      ==========
NET LOSS                                     (191,024)     (2,202,149)       (325,197)     (3,657,852)
                                           ==========      ==========      ==========      ==========

NET LOSS PER COMMON SHARE [NOTE 14]            (0.004)          (0.10)          (0.01)          (0.19)
                                           ==========      ==========      ==========      ==========

WEIGHTED AVERAGE COMMON SHARES             52,465,515      22,287,418      39,145,164      19,641,347
                                           ==========      ==========      ==========      ==========

See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                           FOR THE SIX MONTHS ENDED
                                                                              SEPTEMBER 31, 1997
                                                                            1997              1996
OPERATING ACTIVITIES                                                          $                 $
                                                                        ------------      ------------
Net loss                                                                    (325,197)       (3,657,852)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                            40,733           202,998
     Gain on disposal of equipment                                           (12,088)
     Interest paid by issuance of common stock                                  --              33,772
     Professional services paid by issuance of common stock                   42,708            72,000
     Legal settlement paid by issuance of common stock                          --             127,500
Changes in assets and liabilities:
     Accounts receivable                                                    (223,607)          (18,616)
     Inventory                                                                62,386            (2,841)
     Prepaid expenses and other                                               (6,199)           61,637
     Accounts payable, trade                                                   9,918        (1,215,479)
     Other accounts payable and accrued liabilities                         (220,133)         (217,150)
     Advances on research and development contract                          (119,375)             --
                                                                        ------------      ------------
Cash (used in) operating activities                                         (750,854)       (4,614,031)
                                                                        ------------      ------------
INVESTING ACTIVITIES
Purchase of property and equipment                                            (4,663)         (148,803)
Proceeds on disposal of property and equipment                                80,919              --
                                                                        ------------      ------------
Cash provided by (used in) investing activities                               76,256          (148,803)
                                                                        ------------      ------------
FINANCING ACTIVITIES
Repayments under demand loan payable                                            --          (2,185,546)
Proceeds from secured notes payable                                          500,000              --
Proceeds from sale of preferred stock                                        782,500              --
Proceeds from issuance of common shares and warrants                            --           5,095,949
                                                                        ------------      ------------
Cash provided by financing activities                                      1,282,500         2,910,403
                                                                        ------------      ------------
Net increase (decrease) in cash                                              607,902        (1,852,431)
Cash and cash equivalents, beginning of period                               176,158         2,843,540
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                     784,060           991,109
                                                                        ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
     Cash paid during the period for:
       Interest                                                               15,123            77,521
SUPPLEMENTAL  SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Interest paid by issuance of common stock                                    --              33,772
   Professional services paid by issuance of common stock                     42,708
   Conversion of long-term convertible note to common stock                     --           3,033,772
   Common stock issued on exercise of prepaid warrants                     2,309,578              --
   Accounts payable and accruals paid by issuance of common stock            420,885              --
   Settlement of accrued lease termination by issuance of term note          182,633              --

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

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

2. BASIS OF PRESENTATION
The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Norris Communications, Inc. ("NCI"), a California corporation, based in San Diego, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the six month period ended September 30, 1997 and has an accumulated deficit of $33,999,772 at September 30, 1997. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations.

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

Loss per common share is computed by dividing net loss, adjusted for dividends related to the Company's preferred stock, by the weighted average number of common shares and common share equivalents, unless antidilutive, outstanding during the period (see Note 14).

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

3. INVENTORY
Inventory of raw material, work in process and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                                  September 30, 1997           March 31, 1997
                                  ------------------           --------------
Raw material                            $748,744                   $666,634
Work in process                          170,785                    179,967
Finished goods                           666,948                    802,262
                                         -------                    -------
                                      $1,586,477                 $1,648,863
                                      ==========                 ==========

4. LONG-TERM DEBT
Secured Notes Payable
The secured notes payable bear interest at 12%, payable quarterly. The notes are collateralized by the Company's issued and pending patents and the FLASHBACK technology. The notes may become convertible only when and if allowable under the terms of the prepaid warrants (see note 7) and when sufficient authorized stock is available and are then convertible at the lowest warrant conversion price used by the prepaid warrant holders (currently $0.0875 per share), subject to certain future adjustments. Upon conversion, the note holders will receive a stock purchase warrant exercisable into the same number of shares as converted at the conversion price for a period of three years. If these notes were convertible by their terms on September 30, 1997 they would have been convertible into approximately 5.7 million common shares with warrants exercisable into a like number of shares at $0.0875 per share for three years. See Note 13.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

4. LONG-TERM DEBT (Cont'd)
Term Note Payable
A 10% unsecured term note was issued effective September 30, 1997 in connection with the settlement of accrued balances owing related to the Company's former facility lease. The Company made a principal payment of $25,000 in October 1997 and is obligated to make monthly payments of principal and interest of $5,000 for 38 months through November 1, 2000. At September 30, 1997 the total note obligation was $182,633 with $71,602 being the current portion.

5. REDEEMABLE PREFERRED STOCK
The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock in one or more series from time to time by action of the Board of Directors. During September 1997, the first series, consisting of up to 100,000 shares, was designated by the Board of Directors as Series A. The Series A Stock has voting rights equal to the number of shares of Common Stock into which the Series A Stock is convertible. Dividends of 8% per annum are cumulative and may be payable in cash or shares of Common Stock, at the Company's election. The Series A Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends, with no participation after the preference is paid.

The Series A Stock is convertible into shares of Common Stock computed by dividing $10.00 plus accrued and unpaid dividends by the lesser of (i) $0.0875 or (ii) 80% of the average closing bid price for the Common Stock for the ten trading days immediately following any and each distribution in shares, subdivision, split up, combination, reclassification, or other change in Common Stock. There are not currently sufficient authorized but unissued shares of Common Stock available for conversion of the Series A Stock and the Company is obligated to take appropriate corporate action to authorize additional shares of its Common Stock, to be reserved and kept available solely for issuance upon the conversion of the Series A Stock. There can be no assurance when or if the Series A Stock will become convertible. See Note 13.

The Company is required to redeem the Series A Stock on September 1, 2000 ("Mandatory Redemption Date") and upon the occurrence of certain other events. The Company may redeem the Series A Stock earlier only if there are sufficient shares available for conversion of the Series A Stock. The redemption price is $10.00 per share plus accrued and unpaid dividends if there are sufficient shares available for conversion of the Series A Stock, otherwise the redemption price is equal to the greater of (i) $10.00 per share plus accrued and unpaid dividends or (ii) an amount equal to a five day market price multiplied by the shares into which the Series A Stock would be convertible if shares were authorized, plus a 10% premium. If sufficient shares of Common Stock for conversion of the Series A Stock are not authorized by March 31, 1998, the dividend rate shall be increased to 12% until sufficient shares are authorized and the Mandatory Redemption Date shall be accelerated to December 31, 1998.

During September 1997 the Company sold 82,000 shares of Series A Stock at $10.00 per share or $820,000 with net proceeds of $782,500. Subsequent to September 30, 1997 the Company sold an additional 17,500 shares for gross proceeds of $175,000.

6. COMMON STOCK
The following table summarizes common equity transactions during the six month period ended September 30, 1997 (see Note 5 for preferred stock transactions):

                                                          Additional
                                                            paid-in       Prepaid      Contributed   Accumulated
                                     Shares     Amount      capital       Warrants       Surplus       Deficit         Total
                                   ----------   -------   -----------    ----------    -----------   ------------    ---------
Balance, March 31, 1997            23,370,008   $23,370   $28,459,269    $3,276,505    $ 3,276,505   $(33,674,575)   $(323,115)
Stock issued on exercise of
  prepaid warrants                 29,805,455    29,805     2,279,772    (2,309,577)          --             --           --
Stock issued pursuant to private
  placement fees                      457,484       457          (457)         --             --             --           --
Stock issued in debt settlement       400,000       400        87,100          --             --             --         87,500
Stock issued as payment for
  accrued professional services
  and compensation                  1,380,458     1,381       374,712          --             --             --        376,093
Net loss                                 --        --            --            --             --         (325,197)    (325,197)
                                   ----------   -------   -----------    ----------    -----------   ------------    ---------
Balance, September 30, 1997        55,413,405   $55,413   $31,200,396    $  966,928    $ 1,592,316   $(33,999,772)   $(184,719)
                                   ==========   =======   ===========    ==========    ===========   ============    =========

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

7. PREPAID WARRANTS
During fiscal 1997, the Company received cash from prepaid warrants of $3,396,505, net of offering costs of $409,395. The original terms of the Prepaid Warrants provided that the face amount of the warrants or $3,805,900 was exercisable, without further cash payment, into common shares of the Company at the lessor of: $0.70 per common share (with respect to $805,900 of warrants) and $0.69125 per common share (with respect to $3,000,000 of warrants) or a 30% discount to the 5 day moving average bid price of the common shares on the day prior to exercise with the exercise price of the warrants further discounted by 7% per year until the warrants are exercised.

The Company does not presently have sufficient authorized and unissued common shares for the exercise of the remaining Prepaid Warrants. Under the terms of the Prepaid Warrants, the Company is obligated to take action to increase the authorized shares and conversions in excess of authorized and unissued Common Stock are suspended pending such increase.

In September 1997, the remaining three Prepaid Warrant holders executed Amendment No. 1. Among other terms, the Amendment fixes the exercise price at $0.0875 per share subject to certain adjustments. The fixed price of $0.0875 per share may be adjusted down (i) to 80% of the market price following certain changes in the Company's Common Stock including a reverse stock split, and (ii) to the price at which new securities are issued if at a price below $0.0875 per share. At the fixed price of $0.0875 per share the remaining Prepaid Warrants ($1.3 million, as adjusted) are convertible into approximately 15.3 million shares as of September 30, 1997. The number of shares issuable further increases by 7% per annum. The original expiration of the Prepaid Warrants was in July and August 1999, however, such date is currently being extended during the suspension period as described above.

Under terms of Amendment No. 1, the Company made 1,000,000 additional shares of Common Stock available for exercise by Prepaid Warrant holders during September 1997 from shares previously reserved for other warrants and options. The Company is required to make a second 1,000,000 shares of Common Stock to be made available from shares previously reserved for other warrants and options by October 31, 1997. The Company has also agreed to hold a stockholders meeting or otherwise conduct a consent solicitation to increase the authorized number of shares on or before December 15, 1997 and have sufficient shares authorized by January 31, 1998. Failure by the Company to meet these conditions allows the Prepaid Warrant holders, at their option, to nullify Amendment No 1.

8. WARRANTS AND OPTIONS
At September 30, 1997, warrants were outstanding/exercisable into the following listed shares. Also see Note 4 for additional warrants that may become issuable upon conversion of secured notes payable.

                     Number of    Exercise Price
Description           Shares           U.S.$       Expiration Date
------------------------------------------------------------------
Warrants              200,000           2.00        September 1998
Warrants               33,750           4.00             June 1999
Warrants              450,000           1.75             July 1999
Warrants               82,100           4.00           August 1999
Warrants (a)           20,570           0.25         February 2000
Warrants (a)           25,000           0.25            March 2000
Warrants (a)           27,500           0.25            March 2001
Warrants (a)          401,924           0.25             July 2001
Warrants (a)          400,000           0.25           August 2001
Warrants (a)          150,000        0.15625          October 2001
Warrants (a)          128,067           0.25          October 2005
------------------------------------------------------------------
Total               1,918,911
------------------------------------------------------------------

     (a) During the current period, the Company amended the terms of these warrants to adjust and fix the exercise price in conjunction with a reduction in the number of shares subject to exercise and/or to eliminate future adjustments for certain dilutive events.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

8. WARRANTS AND OPTIONS (Cont'd)
The following table summarizes stock option activity for the period:

               Outstanding at March 31, 1997          1,170,658
               Granted                                1,920,000
               Exercised                                   --
               Expired                                 (347,818)
               Canceled                                (345,113)
                                                     ----------
               Outstanding at September 30, 1997      2,397,727
                                                     ==========

Options outstanding are exercisable at prices ranging from $0.1562 to $3.65 and expire over the period from 1997 to 2002.

9. OTHER INCOME
The Company received $153,000 from a former vendor resulting from prior period overpayments. The overpayments were recorded as an expense in the prior period because of uncertainty regarding the amount and likelihood of recovery.

10. RESTRUCTURING CHARGE
The Company recorded a restructuring charge of $2,228,001 in fiscal 1997 resulting from the change in the Company's operations due to the discontinuance of contract manufacturing services. At March 31, 1997, a total of $162,423 was included in other accounts payable and accrued liabilities relating to the restructuring. During the fiscal quarter ended June 30, 1997, the restructuring was completed.

11. INCOME TAXES
The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $15,682,000 and $11,213,000 for federal and state tax purposes, respectively, subject to certain limitations.

12. CONTINGENT LIABILITY
The Company may have a liability to certain security holders due to a possible violation of federal and state securities laws prohibiting an issuer from selling securities in a private placement by any form of general solicitation or advertising. Section 5 of the Securities Act of 1933 prohibits the sale of securities pursuant to a prospectus that does not satisfy the requirements of the Securities Act. Such violation, if deemed to have occurred, could give rise to a private right of action by the affected security holders for rescission of recently issued securities in the amount of $5.67 million and for damages. Management of the Company has provided notice to each of the affected security holders of the possible violation and has obtained from affected security holders, representing $5.42 million of the above shares, written release and waivers with respect thereto. It is possible that the release and waiver agreements could be challenged at some later date by an affected security holder on grounds of enforceability. Although management of the Company has no present reason to believe that the release and waiver agreements are not enforceable, a contrary finding by a federal or state court may result in a continuing risk of potential liability. Management of the Company believes the likelihood of a future event occurring to confirm the contingent liability is remote. See notes 6 and 7 for partial conversions to Common Stock by these security holders.

13. ACCOUNTING FOR CONVERTIBLE SECURITIES AT A DISCOUNT
The position of the Securities & Exchange Commission on convertible preferred stock and convertible debt that are in the money at the time of issuance requires recording the discount as a non-cash dividend or interest. The imputed dividend or interest is recognized beginning with the issuance of the security to the first date that conversion can occur. The Secured Notes (Note 4) issued in June 1997 and the Series A Stock (Note 5) issued in September 1997 are not presently convertible due to certain restrictions including the unavailability of authorized but unissued common shares . The date the Secured Notes or Series A Stock may become convertible is indeterminate and unless additional common shares are authorized they may not become convertible prior to their maturity or redemption. There can be no assurance of authorization of additional common shares or the future convertibility of the securities. The Company, therefore has not recorded any imputed dividend or interest on the Series A Stock or Secured Notes. If these securities had been convertible at issuance the Company would have recorded non-cash interest of approximately $178,000 in the first quarter of the current year related to the Secured Notes (increasing the net loss) and approximately $550,000 as a non-cash dividend on preferred stock (impacting the computation of loss per common share, see Note 14) during the second quarter. The Company has no contractual obligation to pay such non-cash imputed dividends or interest.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

14. NET LOSS PER COMMON SHARE
Net loss per share applicable to common stockholders is calculated as follows:

                                    Three months ended                   Six months ended
                                       September 30,                       September 30,
                                  1997              1996              1997              1996
                              ------------------------------      ------------------------------
Net loss                      $   (191,024)     $ (2,202,149)     $   (325,197)     $ (3,657,852)
Preferred stock dividends
  at stated rate                    (1,085)             --              (1,085)             --
Net loss applicable to
                              ------------      ------------      ------------      ------------
  common stockholders         $   (192,109)     $ (2,202,149)     $   (326,282)     $ (3,657,852)
Net loss per common share     $     (0.004)     $      (0.10)     $      (0.01)     $      (0.19)
                              ============      ============      ============      ============

Weighted average shares
  outstanding                   52,465,515        22,287,418        39,145,164        19,641,347
                              ============      ============      ============      ============

The net loss per common share for the three and six months ended September 30, 1997 would have been $(0.01) and $(0.03), respectively, assuming the secured notes and convertible preferred stock were convertible at issuance as described in Note 13.

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will be effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires that public companies present basic and diluted earnings per share, which are computed differently than the currently used earnings per share. Basic and diluted earnings per share for the above periods would not have been materially different than the earnings per common share reported for those periods.

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

The Company is actively developing licensing, private label, and OEM opportunities seeking to penetrate the digital sound recording and playback market. The Company has contracts with Sanyo Information Systems UK Ltd. and Lanier Worldwide, Inc. Under the terms of the Sanyo Agreement, as amended, Sanyo is private labeling current Company products (principally, FLASHBACK, SOUNDCLIP and VOICELINK) under an exclusive arrangement in Europe. The agreement, which terminates in October 1999, provides that Sanyo must purchase at least 500 product units per month (plus o minus 20%) in order to maintain exclusivity. As of September 30, 1997, the Company has received approximately $414,000 in orders from Sanyo, of which approximately $249,000 has been shipped. Under the terms of the Lanier Agreement, the Company is receiving non-recurring engineering expense ("NRE"), upon the satisfaction of certain milestones, to develop a new portable digital voice recorder and related accessory products. The Lanier Agreement contemplates that the products to be developed will be completed in early 1998, with the Company to provide Lanier with manufactured product thereafter to be sold by Lanier's sales force worldwide. As of September 30, 1997, the Company was on schedule with respect to the product to be developed. The Company, as of such date, in connection therewith, has received NRE of approximately $493,000. The agreement is for an initial term of three years, terminating January 6, 2000.

The quantity of product to be purchased and sold by Lanier is to be determined by Lanier according to periodic forecast reports submitted to the Company.

As a result of the restructuring and change in the source of revenues, comparisons to prior results are less meaningful and prior results are not necessarily indicative of future results.

The Company has incurred operating losses in each of the last three fiscal years and these losses have been material. The Company incurred an operating loss of $7.9 million in fiscal 1996 and $8.7 million in fiscal 1997 (including a restructuring charge of $2.2 million). As a result of the restructuring of the Company to discontinue its contract manufacturing operations and focus on licensing and contract development, the Company has reduced its monthly cash operating costs from an average of approximately $540,000 per month in fiscal 1997 to approximately $130,000 per month at the current time. However, the Company intends to increase expenditure levels in future periods to support its new Flashback Audio technology and support OEM customers. Accordingly, the Company's losses are expected to continue until such time as the Company is able to increase sales of Flashback proprietary products and/or obtain licensing, royalty and development revenues sufficient to cover fixed costs of operations. Should the Company be unable to accomplish the foregoing and operate profitably, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

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

Revenues from licensing, royalties and development services, as well as continuing sales of the Company's private labeled Flashback and related products are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The termination of either the Sanyo or Lanier agreements would have a material adverse effect on operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for the Company's technology can also shift quickly. The Company may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS
For the first six months of fiscal 1998, the Company reported revenues of $704,403, a 133% increase over revenues of $301,543 for the first six months of fiscal 1997. For the three months ended September 30, 1997, revenues were $315,344 versus $147,817 for the second quarter of the prior fiscal year. Revenue for the first six months of fiscal 1998 included $270,114 of product sales to OEMs and development services of $434,289. Two customers accounted for 78% of fiscal 1998's first six months of revenues and the loss of a customer could have a material adverse impact on the Company. The Company's development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. The Company had no development services revenues for the first six months of the prior year and the $301,543 of the prior year's first six months revenues included $140,000 of contract manufacturing sales which have since been discontinued. The Company's future revenues are expected to consist primarily of product sales to OEM customers and development, license and royalty fees.

For the six months ended September 30, 1997, the Company reported a gross profit of $219,709 or 31% of revenues as compared to a gross loss of $747,775 for the first six months of fiscal 1997. The gross profit for the second fiscal 1998 quarter was $120,779 or 38% of revenues versus a gross loss of $642,244 for the prior comparable quarter. The improvement in gross margins resulted from the restructuring of the Company which has resulted in the termination of manufacturing overhead and the addition of new development services. There can be no assurance the Company can maintain positive gross margins in the future.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three and six months ended September 30, 1997 were $298,147 and $678,175, respectively, as compared to $1,572,452 and

$2,857,336, respectively, for the three and six months ended September 30, 1996. In connection with its restructuring, the Company dramatically reduced the number of personnel and related operating costs. Accordingly, comparisons of costs with prior periods are less meaningful. Selling and administrative costs aggregated $573,776 in the first six months of fiscal 1998 compared to $2,449,651 in the prior period. The $1,875,875 reduction was comprised primarily of a $545,000 decrease in compensation costs, a $220,000 decrease in legal and related costs, a $160,000 decrease in depreciation and amortization, a $670,000 decrease in advertising and related costs, and a $120,000 reduction in occupancy related costs.

Research and related expenditures for the three and six months ended September 30, 1997 were $44,229 and $104,399, respectively, as compared to $196,101 and $407,685, respectively, for the three and six months ended September 30, 1996. An aggregate of $241,912 of development costs were incurred for contract development work and are included in cost of revenues. This included approximately $160,000 of personnel costs which were included in research and related expenditures in the prior comparable period. Research and development costs are subject to significant quarterly variations depending on the use of outside services and the availability of financial resources.

The Company reported an operating loss of $458,466 for the six months ended September 30, 1997, as compared to an operating loss of $3,605,111 for the six months ended September 30, 1996 with the decreased loss resulting primarily from the improved gross margins combined with the reduction in operating expenses described above. In addition to variances in operating expenses, the Company's operating losses are impacted by the timing and amount of OEM product sales and the recognition of contract service revenues. Accordingly, there is substantial uncertainty about future operating results and the results for the first six months are not necessarily indicative of operating results for future periods or the fiscal year.

The Company's interest expense for the six months ended September 30, 1997 was $22,613, a reduction from $77,522 for the prior period resulting from the retirement of demand loans and other interest bearing debt outstanding during fiscal 1997. The Company also received a $153,000 payment from a former vendor in the first fiscal 1998 quarter resulting from prior year overpayments by the Company. This payment has been included in other income.

The Company reported a net loss for the first six months of the current fiscal year of $325,197 compared to a net loss of $3,657,852 for the prior year's first six months. The Company anticipates reduced losses during the current fiscal year as compared to fiscal 1997, however there can be no assurance of future profitability.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1997, the Company had working capital of $1,003,757 compared to a working capital deficit of $564,503 at March 31, 1997. The Company had approximately $1.6 million of working capital invested in inventories at September 30, 1997. The increase in working capital was a result of a long-term preferred stock issuance as well as a settlement of an accrued lease obligation through the issuance of a three year term note offset by the Company's continuing losses which consumed working capital during the period.

In June 1997 the Company sold $500,000 of long-term 12% secured notes due September 30, 1999 with limited common stock conversion rights and stock purchase warrants issuable on conversion to nine investors. In September 1997 the Company sold 82,000 shares of Series A Preferred Stock at $10.00 per share for net proceeds of $782,500. The proceeds are being applied to reduce debt and for working capital. Subsequent to September 30, 1997, the Company sold an additional 17,500 shares of Series A Preferred Stock at $10.00 per share.

The Company also paid accrued liabilities or operating expenses aggregating $463,593 through the issuance of Common Stock during the first six months. The Company also obtained $76,256 of proceeds from net equipment disposals during the first six months.

For the six months ended September 30, 1997, net cash increased by $607,902. Cash used in operating activities was $750,854. Major components using cash were a net loss of $325,197 reduced by $40,733 of aggregate depreciation and amortization and $42,708 of expenses paid in shares and increased by $12,088 of equipment sale gains, or a net loss use of cash of $253,844. The major change in assets and liabilities providing net cash used in operating activities was a reduction in inventory of $62,386. The major changes in assets and liabilities using operating cash was an increase in accounts receivable of $223,607, a reduction in other payables and accrued liabilities of $220,133 and a reduction of research and development advances of $119,375.

Based on the Company's cash position assuming continuation of existing OEM development arrangements and currently planned expenditures and level of operations, the Company estimates it will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. Given such assumptions, the Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $500,000 to continue operating for the next twelve months. The Company's OEM and licensing business may be able to generate the additional funding required depending on the ability of OEM and licensing activities to generate additional revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for capital. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to raise additional funds could have a material adverse effect on the Company and could force the Company to further reduce or curtail operations.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company estimates that it will require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed. The Company currently has no authorized and unissued or unreserved (for prepaid warrants, warrants and options) shares of common stock. This factor severely limits the Company's ability to obtain additional sources of financing. This factor already impacted the Company resulting in the Company obtaining long-term debt financing secured by technology and redeemable preferred stock rather than more common equity financing (see Notes 4 and 5 to the interim statements). The Company is pursuing various options to resolve the deficiency of authorized common stock, but there can be no assurance of a timely resolution. The Company has scheduled an annual meeting on December 11, 1997 to increase its authorized common shares and failure of this resolution and/or subsequent efforts could have a material adverse effect on the Company, its business and results of operations and may be unable to continue as a going concern.


MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS
Management has taken steps to improve operations with the goal of sustaining the Company operations for the next twelve months and beyond. These steps include
(i) re-focusing the Company on a family of products, technology components and software and not having the Company be reliant on a single recorder product;
(ii) expanding the Company's private label product offering by introducing VoiceLink and Mobile Office products; (iii) focusing sales and marketing on the OEM markets; and (iv) controlling overhead and operating expenses. There can be no assurance the Company can attain profitable operations in the future.

FUTURE COMMITMENTS AND FINANCIAL RESOURCES
The Company was in arrears on an operating equipment lease obligation to Comdisco, Inc. during fiscal 1997, but has negotiated a settlement providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raises.

The Company recently announced a new Flashback Audio(TM) technology that provides the means of near CD-quality, stereo audio playback from a CompactFlash(TM) cartridge. This technology can be employed in a stand-alone product, or integrated into a variety of products, such as laptop or hand-held PC's, pagers, cellular phones, etc. The Company's plans are to continue to develop the technology and seek OEM partnerships to exploit the technology. The Company may require additional funds to continue development of this and other technologies and the extent of such requirements are not presently determinable by management.

If, in the future, operations of the Company increase significantly, the Company may require additional funds. The Company might also require additional capital to finance future developments, acquisitions or expansion of facilities. The Company currently has no plans, arrangements or understandings regarding any acquisitions.

BUSINESS RISKS
This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a) The Company is involved in routine litigation incidential to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES

(a) and (b) NONE

(c) On August 19, 1997 the Company issued 400,000 common shares to settle a lease obligation of $87,500. The securities were issued to one debtor. The issuance was exempt by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The common shares were issued with restrictive legend indicating the shares cannot be sold without registration or an opinion of counsel that registration is not required and the purchaser represented in writing that it was sophisticated.

ITEM 3. AND 4.

(a) Have been omitted because the related information is either inapplicable or has been previously reported.

ITEM 5. OTHER INFORMATION

(a) Pursuant to the instructions of this item, the Company elects to report additional sales of equity securities pursuant to Regulation S otherwise reportable on Form 8-K. On October 16, 1997 the Company sold an additional 17,500 shares of its Series A Redeemable Preferred Stock ("Series A Stock") for gross proceeds of $175,000 on the same terms as described in the Company's Form 8-K dated and filed on October 3, 1997. The conversion, redemption and other terms of the Series A Stock are described above in Footnote 5 of the interim financial statements. Net proceeds of approximately $166,250 are intended to supplement working capital. The 17,500 shares were sold to three qualified investors outside of the United States and were issued in accordance with Regulation S of the Securities Act of 1933. An appropriate legend was placed on the Series A Stock and will be placed on the common shares that may be issuable upon conversion of the Series A Stock unless registered under the Act prior to issuance, or exempt from registration.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

4.7.3 First Amendments to Warrant Agreements No. 1, 2 and 3 between the Company and Pennsylvania Merchant Group Ltd. dated as of September 29, 1997

4.10.1 First Amendment to Warrant Agreement between the Company and First Bermuda Securities Ltd. dated as of September 30, 1997

4.12.1 First Amendment to Common Stock Warrant, Termination of January 7, 1997 Letter Agreement and Amendment to Consulting Agreement dated September 29, 1997 between the Company and Klein Investment Group, L.P.

4.13.1 Amendment No. 1 to Stock Purchase Warrant Agreement between the Company and Higham, McConnell & Dunning dated September 30, 1997

10.13.1 Lease Settlement Agreement and Promissory Note dated as of September 30, 1997 between the Company and Pomerado Properties

10.18.2 Form of Amendment to Warrant Certificate and Warrant Agreement between the Company and Auerbach, Pollak & Richardson, Inc. and six individual assignees (identical amendments except as to the number of shares (total of 128,067 shares) and the name of holder) dated as of September 30, 1997

27        Financial Data Schedule

(b) Reports on Form 8-K:

          1. On September 10, 1997 (for an event dated September 5, 1997) the Company filed a Form 8-K reporting an Item 5 event and accompanying exhibit related to an amendment to outstanding prepaid warrants.

          2. On October 3, 1997 (for an event dated September 19, 1997) the Company filed a Form 8-K reporting an Item 9 event and accompanying exhibit related to a preferred stock financing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORRIS COMMUNICATIONS, INC.


Date: October 17, 1997                 By: /s/RENEE' WARDEN
                                          --------------------------------
                                           Renee' Warden
                                           Controller
                                           (Principal Financial and Accounting
                                           Officer and duly authorized to sign
                                           on behalf of the Registrant)