Form 10QSB
period 1997-12-31
NORRIS COMMUNICATIONS CORP
filed 1998-02-10
CIK 886328

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1997


                         Commission File Number 0-20734

                           NORRIS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                               None
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
 incorporation or organization)


13114 Evening Creek Drive South, San Diego, California            92128
------------------------------------------------------         ----------
     (Address of principal executive offices)                  (Zip Code)


                                 (619) 679-1504
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001                              56,413,405
-----------------------------                  ---------------------------------
          (Class)                              (Outstanding at February 2, 1998)

Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

================================================================================

                           NORRIS COMMUNICATIONS, INC.
                                      INDEX

                                                                                            Page
PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements:

               Consolidated Balance Sheets as of December 31, 1997 and
               March 31, 1997 (unaudited)                                                     3

               Consolidated Statements of Operations for the three and nine
               months ended December 31, 1997 and 1996 (unaudited)                            4

               Consolidated Statements of Cash Flows for the nine months
               ended December 31, 1997 and 1996 (unaudited)                                   5

               Notes to Interim Consolidated Financial Statements                             6

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                         11

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                            14
        Item 2. Changes in Securities                                                        14
        Item 3. Defaults upon Senior Securities                                              14
        Item 4. Submission of Matters to a Vote of Security Holders                          14
        Item 5. Other Information                                                            15
        Item 6. Exhibits and Reports on Form 8-K                                             15



SIGNATURES                                                                                   15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                       DECEMBER 31, 1997        MARCH 31, 1997
                                                                                               $                    $
                                                                                       -----------------        --------------
ASSETS
CURRENT
Cash and cash equivalents                                                                     442,260                176,158
Accounts receivable, less allowance for doubtful
   accounts of $953 and $36,330, respectively                                                  99,955                 30,097
Earnings in excess of billings on development contract                                         60,928                   --
Inventory [note 4]                                                                          1,583,768              1,648,863
Property and equipment held for sale                                                             --                   68,567
Prepaid expenses and other                                                                     11,849                   --
                                                                                       -----------------        --------------
                                                                                            2,198,760              1,923,685
                                                                                       -----------------        --------------
Property and equipment, net                                                                   152,191                199,320
Other intangible assets, net of accumulated amortization of
   $37,924 and $32,341 respectively                                                            36,485                 42,068
                                                                                       -----------------        --------------
                                                                                              188,676                241,388
                                                                                       -----------------        --------------
    TOTAL ASSETS                                                                            2,387,436              2,165,073
                                                                                       =================        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable, trade                                                                       663,660              1,264,150
Other accounts payable and accrued liabilities [note 11]                                      636,777              1,049,697
Advances in excess of earnings on development contract                                           --                  174,341
Current portion of term note payable [note 5]                                                  36,603                   --
                                                                                       -----------------        --------------
                                                                                            1,337,040              2,488,188
                                                                                       -----------------        --------------
LONG-TERM [NOTE 5]
Secured notes payable                                                                         500,000                   --
Term note payable, net of current portion                                                     111,030                   --
                                                                                       -----------------        --------------
                                                                                              611,030                   --
                                                                                       -----------------        --------------
    TOTAL LIABILITIES                                                                       1,948,070              2,488,188
                                                                                       -----------------        --------------
Contingencies [note 13]
REDEEMABLE PREFERRED STOCK
Series A, $.001 par value (redeemable at anytime at variable prices of $10 or more), 8% cumulative and convertible voting preferred stock, $10 liquidation preference, 100,000 shares authorized, 99,500 shares issued
   and outstanding at December 31, 1997 [note 6]                                              957,500                   --
                                                                                       -----------------        --------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock, $0.001 par value, authorized 60,000,000 and
   60,000,000 respectively; 56,413,405 and 23,370,008 shares
   outstanding, respectively [notes 7 and 16]                                                  56,413                 23,370
Additional paid-in capital                                                                 31,262,328             28,459,269
Prepaid warrants [note 8]                                                                     903,996              3,276,505
Contributed surplus                                                                         1,592,316              1,592,316
Accumulated deficit                                                                       (34,333,187)           (33,674,575)
                                                                                       -----------------        --------------
                                                                                             (518,134)              (323,115)
                                                                                       -----------------        --------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                  2,387,436              2,165,073
                                                                                       =================        ==============

See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                   Three months ended                 Nine months ended
                                                      December 31                         December 31
                                                  1997             1996             1997              1996
                                                    $                $                $                 $
                                               ---------------------------       ---------------------------
REVENUE:
   Product sales                                   60,224          463,167          330,338          764,710
   Development services                           128,394             --            562,683             --
                                               ----------       ----------       ----------       ----------
         Total revenues                           188,618          463,167          893,021          764,710
                                               ----------       ----------       ----------       ----------

COST OF REVENUES:
   Cost of product sales                           58,280          727,806          301,062        1,777,124
   Cost of development services                   116,848             --            358,760             --
                                               ----------       ----------       ----------       ----------
          Total cost of revenues                  175,128          727,806          659,822        1,777,124
                                               ----------       ----------       ----------       ----------

Gross profit (loss)                                13,490         (264,639)         233,199       (1,012,414)
                                               ----------       ----------       ----------       ----------

OPERATING EXPENSES:
   Selling and administrative                     237,581        1,016,456          811,357        3,466,105
   Research and related expenditures               99,232          226,569          203,631          634,254
   Restructuring and related expenditures            --          1,495,500             --          1,495,500
                                               ----------       ----------       ----------       ----------
          Total operating expenses                336,813        2,738,525        1,014,988        5,595,859
                                               ----------       ----------       ----------       ----------

Operating loss                                   (323,324)      (3,003,164)        (781,790)      (6,608,273)
                                               ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE)
   Interest expense                               (16,695)          (1,077)         (39,308)         (78,599)
   Interest income                                  6,604            3,898            9,486           28,679
   Other income [note 10]                            --             25,000          153,000           25,000
                                               ----------       ----------       ----------       ----------
          Other income (expense)                  (10,091)          27,821          123,178          (24,920)
                                               ----------       ----------       ----------       ----------

Loss before provision for income taxes           (333,415)      (2,975,343)        (658,612)      (6,633,193)
Provision for income taxes                           --               --               --               --
                                               ----------       ----------       ----------       ----------
NET LOSS                                         (333,415)      (2,975,343)        (658,612)      (6,633,193)
                                               ==========       ==========       ==========       ==========

NET LOSS PER COMMON SHARE [NOTE 15]                 (0.01)           (0.13)           (0.02)           (0.31)
                                               ==========       ==========       ==========       ==========

WEIGHTED AVERAGE COMMON SHARES                 56,119,927       22,424,573       44,823,993       21,610,362
                                               ==========       ==========       ==========       ==========

See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                         FOR THE NINE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                            1997           1996
OPERATING ACTIVITIES                                                          $              $
                                                                        ----------      ----------
Net loss                                                                  (658,612)     (6,633,193)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                          59,946         314,700
     Gain on sale of investment                                                 --         (25,000)
     Gain on disposal of property and equipment                            (12,088)             --
     Interest paid by issuance of common stock                                  --          33,773
     Professional services paid by issuance of common stock                 42,708         305,953
     Legal settlement paid by issuance of common stock                          --         127,500
Changes in assets and liabilities:
     Accounts receivable                                                   (69,858)       (298,547)
     Earnings in excess of billings on development contract                (60,928)             --
     Inventory                                                              65,095       1,134,486
     Prepaid expenses and other                                            (11,849)        101,037
     Accounts payable, trade                                               (84,472)       (920,263)
     Other accounts payable and accrued liabilities                       (325,420)        224,059
     Advances on research and development contract                        (174,341)             --
                                                                        ----------      ----------
Cash (used in) operating activities                                     (1,229,818)     (5,635,495)
                                                                        ----------      ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                          (7,234)       (146,525)
Proceeds on sale of investments                                                 --          25,000
Proceeds on disposal of property and equipment                              80,654              --
                                                                        ----------      ----------
Cash provided by (used in) investing activities                             73,420        (121,525)
                                                                        ----------      ----------
FINANCING ACTIVITIES
Repayments under demand loan payable                                            --      (2,185,546)
Repayments under term note payable                                         (35,000)
Principal payments on capital lease obligations                                 --          (1,524)
Proceeds from secured notes payable                                        500,000              --
Proceeds from sale of preferred stock                                      957,500              --
Proceeds from issuance of common shares and warrants                            --       5,131,589
                                                                        ----------      ----------
Cash provided by financing activities                                    1,422,500       2,944,519
                                                                        ----------      ----------
Net increase (decrease) in cash                                            266,102      (2,812,501)
Cash and cash equivalents, beginning of period                             176,158       2,843,540
                                                                        ----------      ----------
Cash and cash equivalents, end of period                                   442,260          31,039
                                                                        ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
   Cash paid during the period for:
       Interest                                                             39,308          78,599
SUPPLEMENTAL  SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Interest paid by issuance of common stock                                    --          33,773
   Professional services paid by issuance of common stock                   42,708         305,953
   Legal settlement paid by issuance of common stock                            --         127,500
   Conversion of long-term convertible note to common stock                     --       3,033,773
   Common stock issued on exercise of prepaid warrants                   2,372,509              --
   Accounts payable and accruals paid by issuance of common stock          420,885              --
   Settlement of accrued lease termination by issuance of term note        182,633              --

See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1997

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

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the nine month period ended December 31, 1997 and has an accumulated deficit of $34,333,187 at December 31, 1997. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations.

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

Loss per common share is computed by dividing net loss, adjusted for dividends related to the Company's preferred stock, by the weighted average number of common shares and common share equivalents, unless antidilutive, outstanding during the period (see Note 15).

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1998.

3. NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1997

3. NEW ACCOUNTING PRONOUNCEMENTS (Cont'd)
The Financial Accounting Standards Board has also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that has the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

4. INVENTORY
Inventory of raw material, work in process and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                                       December 31, 1997     March 31, 1997
                                       -----------------     --------------
                Raw material              $  786,936           $  666,634
                Work in process              170,485              179,967
                Finished goods               626,347              802,262
                                          ----------           ----------
                                          $1,583,768           $1,648,863
                                          ==========           ==========

5. LONG-TERM DEBT
Secured Notes Payable
The secured notes payable bear interest at 12%, payable quarterly. The notes are collateralized by the Company's issued and pending patents and the FLASHBACK technology. The notes are convertible at the lowest warrant conversion price used by the Prepaid Warrant holders (see Note 8, currently $0.0875 per share), subject to certain future adjustments. Upon conversion, the note holders will receive a stock purchase warrant exercisable into the same number of shares as converted at the conversion price for a period of three years. At December 31, 1997 these notes would have been convertible into approximately 5.7 million common shares with warrants exercisable into a like number of shares at $0.0875 per share for three years.

Term Note Payable
A 10% unsecured term note was issued effective September 30, 1997 in connection with the settlement of accrued balances owing related to the Company's former facility lease. The Company made a principal payment of $25,000 in October 1997. The note requires monthly payments of principal and interest of $5,000 for 38 months through November 1, 2000. At December 31, 1997 the total note obligation was $147,633 of which $36,603 was the current portion.

6. REDEEMABLE PREFERRED STOCK
The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock in one or more series from time to time by action of the Board of Directors. During September 1997, the first series, consisting of up to 100,000 shares, was designated by the Board of Directors as Series A (the "Series A Stock"). The Series A Stock has voting rights equal to the number of shares of Common Stock into which the Series A Stock is convertible. Dividends of 8% per annum are cumulative and may be payable in cash or shares of Common Stock, at the Company's election. The Series A Stock has a liquidation preference of $10.00 per share, plus accrued and unpaid dividends, with no participation after the preference is paid.

The Series A Stock is convertible into shares of Common Stock computed by dividing $10.00 plus accrued and unpaid dividends by the lesser of (i) $0.0875 or (ii) 80% of the average closing bid price for the Common Stock for the ten trading days immediately following any and each distribution in shares, subdivision, split up, combination, reclassification, or other

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1997

6. REDEEMABLE PREFERRED STOCK (Cont'd)
change in Common Stock. At December 31, 1997, the Series A Stock would have been convertible into approximately 11.6 million common shares. The Company is required to redeem the Series A Stock on September 1, 2000 ("Mandatory Redemption Date") and upon the occurrence of certain other events. The Company may redeem the Series A Stock earlier only if there are sufficient shares available for conversion of the Series A Stock. The redemption price is $10.00 per share plus accrued and unpaid dividends if there are sufficient shares available for conversion of the Series A Stock, otherwise the redemption price is equal to the greater of (i) $10.00 per share plus accrued and unpaid dividends or (ii) an amount equal to a five day market price multiplied by the shares into which the Series A Stock would be convertible if shares were authorized, plus a 10% premium.

During September and October 1997 the Company sold 99,500 shares of Series A Stock at $10.00 per share for gross proceeds of $995,000 and net proceeds of $957,500.

7. COMMON STOCK
The following table summarizes common equity transactions during the nine month period ended December 31, 1997 (see Note 6 for preferred stock transactions):

                                                               Additional
                                                                paid-in        Prepaid     Contributed     Accumulated
                                         Shares     Amount      capital        Warrants      Surplus         Deficit       Total
                                       ----------   -------   ------------    ----------   -----------    ------------   ---------
Balance, March 31, 1997                23,370,008   $23,370   $ 28,459,269    $3,276,505   $ 1,592,316    $(33,674,575)  $(323,115)
Stock issued on exercise of
  prepaid warrants                     30,805,455    30,805      2,341,704    (2,372,509)           --              --
Stock issued pursuant to private
  placement fees                          457,484       457           (457)           --            --              --
Stock issued in debt settlement           400,000       400         87,100            --            --              --      87,500
Stock issued as payment for
  accrued professional services
  and compensation                      1,380,458     1,381        374,712            --            --              --     376,093
Net loss                                       --        --             --            --            --        (658,611)   (658,611)
                                       ----------   -------   ------------    ----------   -----------    ------------   ---------
Balance, December 31, 1997             56,413,405   $56,413   $ 31,262,328    $  903,996   $ 1,592,316    $(34,333,186)  $(518,133)
                                       ==========   =======   ============    ==========   ===========    ============   =========

8. PREPAID WARRANTS
At December 31, 1997 the Company had Prepaid Warrants recorded at $903,996, net of offering costs. The terms of the Prepaid Warrants, as amended, provide that the face amount of the warrants or $1,012,956 is exercisable, without further cash payment, into common shares of the Company at a fixed exercise price at $0.0875 per share, subject to certain adjustments. The fixed price of $0.0875 per share may be adjusted down (i) to 80% of the market price following certain changes in the Company's Common Stock including a reverse stock split, and (ii) to the price at which new securities are issued if at a price below $0.0875 per share. The number of shares issuable also is increased for certain registration penalty shares and further increases by 7% per annum. The Prepaid Warrants would have been convertible into approximately 14.5 million shares as of December 31, 1997. The expiration date of the Prepaid Warrants is January 2000 at which time they convert to common shares.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1997

9. WARRANTS AND OPTIONS
At December 31, 1997, other warrants, in addition to the Prepaid Warrants, were outstanding/exercisable into the following listed shares. Also see Note 5 for additional warrants that may become issuable upon conversion of secured notes payable.

                               Number of        Exercise Price
Description                      Shares             U.S.$                     Expiration Date
---------------------------------------------------------------------------------------------
Warrants                        200,000              2.00                      September 1998
Warrants                         33,750              4.00                           June 1999
Warrants                        450,000              1.75                           July 1999
Warrants                         82,100              4.00                         August 1999
Warrants                         20,570              0.25                       February 2000
Warrants                         25,000              0.25                          March 2000
Warrants                         27,500              0.25                          March 2001
Warrants                        401,924              0.25                           July 2001
Warrants                        400,000              0.25                         August 2001
Warrants                        150,000           0.15625                        October 2001
Warrants                        128,067              0.25                        October 2005
---------------------------------------------------------------------------------------------
Total                          1,918,911
=============================================================================================

The following table summarizes stock option activity for the period:

        Outstanding at March 31, 1997                   1,170,658
        Granted                                         1,920,000
        Exercised                                              -
        Expired                                          (347,818)
        Canceled                                       (1,075,156)
                                                       ----------
        Outstanding at December 31, 1997                1,667,684
                                                        =========

Options granted above were granted pursuant to the 1994 Stock Option Plan, as amended. Options outstanding are exercisable at prices ranging from $0.1562 to $3.65 and expire over the period from 1998 to 2002.

10. OTHER INCOME
The Company received $153,000 from a former vendor resulting from prior period overpayments. The overpayments were recorded as an expense in the prior period because of uncertainty regarding the amount and likelihood of recovery.

11. RESTRUCTURING CHARGE
The Company recorded a restructuring charge of $2,228,001 in fiscal 1997 resulting from the change in the Company's operations due to the discontinuance of contract manufacturing services. At March 31, 1997, a total of $162,423 was included in other accounts payable and accrued liabilities relating to the restructuring. During the fiscal quarter ended June 30, 1997, the restructuring was completed.

12. INCOME TAXES
The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $15,682,000 and $11,213,000 for federal and state tax purposes, respectively, subject to certain limitations.

13. CONTINGENT LIABILITY
The Company may have a liability to certain security holders due to a possible violation of federal and state securities laws prohibiting an issuer from selling securities in a private placement by any form of general solicitation or advertising. Section 5 of the Securities Act of 1933 prohibits the sale of securities pursuant to a prospectus that does not satisfy the requirements of the Securities Act. Such violation, if deemed to have occurred, could give rise to a private right of action by the affected security holders for rescission of previously issued securities in the amount of $5.67 million and for damages. Management of the Company has provided notice to each of the affected security holders of the possible violation and has obtained from affected security holders, representing $5.42 million of the above shares, written release and waivers with respect thereto. It is possible that the release and waiver agreements could be challenged at some later date by an affected security holder on grounds of enforceability. Although management of the Company has no present reason to believe that the release and waiver agreements are not enforceable, a contrary finding by a federal or state court may result in a continuing risk of potential liability. Management of the Company believes the likelihood of a future event occurring to confirm the contingent liability is remote. See notes 7 and 8 for partial conversions to Common Stock by these security holders.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1997

14. ACCOUNTING FOR CONVERTIBLE SECURITIES AT A DISCOUNT
The position of the Securities & Exchange Commission on convertible preferred stock and convertible debt that are in the money at the time of issuance requires recording the discount as a non-cash dividend or interest. The imputed dividend or interest is recognized beginning with the issuance of the security to the first date that conversion can occur and is adjusted for certain future changes. The Secured Notes (Note 5) issued in June 1997 and the Series A Stock (Note 6) issued in September 1997 were not convertible at issuance due to certain restrictions including the unavailability of authorized but unissued common shares. Therefor, the Company did not record any imputed dividend or interest on the Series A Stock or Secured Notes at issuance. Effective on the increase in authorized shares on January 5, 1998 (see Note 16) these securities became convertible. At that date the market price was below the conversion price and accordingly no discount and no imputed interest or dividend was recognizable on the securities.

15. NET LOSS PER COMMON SHARE
Net loss per share applicable to common stockholders is calculated as follows:

                                 Three months ended               Nine months ended
                                    December 31,                    December 31,
                                1997            1996            1997            1996

Net loss                    $   (333,414)   $ (2,975,343)   $   (658,611)   $ (6,633,193)
Preferred stock dividends
  at stated rate                 (19,450)             --         (20,535)             --
                            ------------    ------------    ------------    ------------
Net loss applicable to
  common stockholders       $   (352,864)   $ (2,975,343)   $   (679,146)   $ (6,633,193)
                            ============    ============    ============    ============
Net loss per common share   $      (0.01)   $      (0.13)   $      (0.02)   $      (0.31)

Weighted average shares
  outstanding                 56,119,927      22,424,573      44,823,993      21,610,362

16. SUBSEQUENT EVENT
On January 5, 1998 the stockholders approved an increase in authorized common shares from 60 million shares to 120 million shares. On January 14, 1998, the Company filed an amendment to its Certificate of Incorporation to effect the increase in authorized common shares.

                                   ----------

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

The Company is actively developing licensing, private label, and OEM (Original Equipment Manufacturer) opportunities seeking to penetrate the digital sound recording and playback market. The Company has contracts with Sanyo Information Systems UK Ltd. and Lanier Worldwide, Inc. Under the terms of the Sanyo Agreement, as amended, Sanyo is private labeling current Company products (principally, FLASHBACK, SOUNDCLIP and VOICELINK) under an exclusive arrangement in Europe. The agreement, which terminates in October 1999, provides that Sanyo must purchase at least 500 product units per month (plus or minus 20%) in order to maintain exclusivity. As of December 31, 1997, the Company has received approximately $414,000 in orders from Sanyo, of which approximately $304,000 has been shipped. Under the terms of the Lanier Agreement, the Company is receiving non-recurring engineering expense ("NRE"), upon the satisfaction of certain milestones, to develop a new portable digital voice recorder and related accessory products. The Lanier Agreement contemplates that the products to be developed will be completed in early 1998, with the Company to provide Lanier with manufactured product thereafter to be sold by Lanier's sales force worldwide. As of December 31, 1997, the Company was on schedule, as amended by Lanier, with respect to the product to be developed. The Company, as of such date, in connection therewith, has received NRE of approximately $514,000. The agreement is for an initial term of three years, terminating January 6, 2000. The quantity of product to be purchased and sold by Lanier is to be determined by Lanier according to periodic forecast reports submitted to the Company.

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

Sales of and demand for the Company's Flashback recorder and Mobile Office products (including VoiceLink) introduced into the domestic retail channel in September 1996 never met management's expectations due to a variety of factors including competitive pressure in the portable recording industry and insufficient financial resources to meet the demands of the retail distribution market. However, management believes initial shipments of the foregoing to the Company's OEM customer, Sanyo, for distribution on an international basis have been positively received. Management is focused on OEM licensing with respect to the Micro OS Imbedded Operating System and contract development of private label and custom-designed products for computers, dictation systems, computer peripherals and telecommunication equipment.

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

RESULTS OF OPERATIONS
For the first nine months of fiscal 1998, the Company reported revenues of $893,021, a 17% increase over revenues of $764,710 for the first nine months of fiscal 1997. For the three months ended December 31, 1997, revenues were $188,618 versus $463,167 for the third quarter of the prior fiscal year. The prior year's third fiscal quarter included $214,250 of initial stocking shipments to Sanyo. Revenue for the first nine months of fiscal 1998 included $330,338 of product sales to OEMs and development services of $562,683. Two customers accounted for 75% of fiscal 1998's first nine months of revenues and the loss of a customer could have a material adverse impact on the Company. The Company's development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. The Company had no development services revenues for the first nine months of the prior year and the $764,710 of the prior year's first nine months revenues included $249,730 of contract manufacturing sales which have since been discontinued. The Company's future revenues are expected to consist primarily of product sales to OEM customers and development, license and royalty fees.

For the nine months ended December 31, 1997, the Company reported a gross profit of $233,199 or 26% of revenues as compared to a gross loss of $1,012,414 for the first nine months of fiscal 1997. The gross profit for the third fiscal 1998 quarter was $13,490 or 7% of revenues versus a gross loss of $264,639 for the prior comparable quarter. The improvement in gross margins resulted from the restructuring of the Company which has resulted in the termination of manufacturing overhead and the addition of new development services. The lower gross margin in the third quarter versus the first two quarters resulted from increased development resources assigned to the Lanier contract during the third quarter. There can be no assurance the Company can maintain positive gross margins in the future.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three and nine months ended December 31, 1997 were $336,813 and $1,014,988 respectively, as compared to $1,243,025 and $4,100,359, respectively, for the three and nine months ended December 31, 1996 (excluding a third quarter fiscal 1997 restructuring charge of $1,495,500). In connection with and resulting from its restructuring, the Company dramatically reduced the number of personnel and related operating costs. Accordingly, comparisons of costs with prior periods are less meaningful. Selling and administrative costs aggregated $811,357 in the first nine months of fiscal 1998 compared to $3,466,105 in the prior period. The $2.6 million reduction was comprised primarily of a $1,207,000 decrease in compensation costs, a $255,000 decrease in legal and related costs, a $254,000 decrease in depreciation and amortization, a $542,000 decrease in advertising and related costs, and a $222,000 reduction in occupancy related costs.

Research and related expenditures for the three and nine months ended December 31, 1997 were $99,232 and $203,631 respectively, as compared to $226,569 and $634,254, respectively, for the three and nine months ended December 31, 1996. An aggregate of $358,760 of development costs were incurred for contract development work during the nine months ended December 31, 1997 and are included in cost of revenues. This included approximately $239,000 of personnel costs which were included in research and related expenditures in the prior comparable period. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

The Company reported an operating loss of $781,789 for the nine months ended December 31, 1997, as compared to an operating loss of $6,608,273 for the nine months ended December 31, 1996 with the decreased loss resulting primarily from the improved gross margins combined with the reduction in operating expenses described above. In addition to variances in operating expenses, the Company's operating losses are impacted by the timing and amount of OEM product sales and the recognition of contract service revenues. Accordingly, there is substantial uncertainty about future operating results and the results for the first nine months are not necessarily indicative of operating results for future periods or the fiscal year.

The Company's interest expense for the nine months ended December 31, 1997 was $39,308, a reduction from the $78,599 for the prior period resulting from the retirement of demand loans and other interest bearing debt outstanding during fiscal 1997. The Company also received a $153,000 payment from a former vendor in the first fiscal 1998 quarter resulting from prior year overpayments by the Company. This payment has been included in other income.

The Company reported a net loss for the first nine months of the current fiscal year of $658,611 compared to a net loss of $6,633,193 for the prior year's first nine months. The Company anticipates reduced losses during the current fiscal year as compared to fiscal 1997, however there can be no assurance of future profitability.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1997, the Company had working capital of $861,720 compared to a working capital deficit of $564,503 at March 31, 1997. The Company had approximately $1.6 million of working capital invested in inventories at December 31, 1997. The increase in working capital was a result of a long-term preferred stock issuance as well as a settlement of an accrued lease obligation through the issuance of a three year term note offset by the Company's continuing losses which consumed working capital during the period.

In June 1997 the Company sold $500,000 of long-term 12% secured notes due September 30, 1999 with limited common stock conversion rights and stock purchase warrants issuable on conversion to nine investors. In September and October 1997 the Company sold 99,500 shares of Series A Preferred Stock at $10.00 per share for net proceeds of $957,500. The proceeds are being applied to reduce debt and for working capital.

The Company also paid accrued liabilities or operating expenses aggregating $463,593 through the issuance of Common Stock during the first nine months. The Company also obtained $73,421 of proceeds from net equipment disposals during the first nine months.

For the nine months ended December 31, 1997, net cash increased by $266,102. Cash used in operating activities was $1,264,820. Major components using cash were a net loss of $658,611 reduced by $59,946 of aggregate depreciation and amortization and $42,708 of expenses paid in shares and increased by $12,088 of equipment sale gains, or a net loss use of cash of $568,045. The major change in assets and liabilities providing net cash used in operating activities was a reduction in inventory of $65,095. The major changes in assets and liabilities using operating cash was an increase in accounts receivable of $69,858, a reduction in other payables and accrued liabilities of $444,894 and a change in development contract components of $235,269.

Based on the Company's cash position assuming continuation of existing OEM development arrangements and currently planned expenditures and level of operations, the Company estimates it will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. Given such assumptions, the Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $900,000 to continue operating for the next twelve months. The Company's OEM and licensing business may be able to generate the additional funding required depending on the ability of OEM and licensing activities to generate additional revenues, however there can be no assurance thereof. The Company is currently pursuing various alternatives to meet its needs for capital. There can be no assurance the Company will be successful and any such financing may be dilutive to current shareholders. The failure to raise additional funds could have a material adverse effect on the Company and could force the Company to further reduce or curtail operations.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company estimates that it will require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed.

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS
Management has taken steps to improve operations with the goal of sustaining the Company operations for the next twelve months and beyond. These steps include
(i) re-focusing the Company on a family of products, technology components and software and not having the Company be reliant on a single recorder product;
(ii) expanding the Company's private label product offering by introducing VoiceLink and Mobile Office products to OEMs; (iii) focusing sales and marketing on the OEM markets; and (iv) controlling overhead and operating expenses. There can be no assurance the Company can attain profitable operations in the future.

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

ITEM 2. CHANGES IN SECURITIES

(a) On January 5, 1998 the common stockholders approved an increase in authorized common shares from 60 million common shares to 120 million common shares. On January 14, 1998, the Company filed an amendment to its Certificate of Incorporation to effect the increase in authorized common shares. The effect of this amendment was to make certain outstanding securities (secured notes and Series A Preferred Stock) convertible pursuant to their terms at the option of holders (see Notes 5 and 6 to the interim financial statements included herewith). Such securities were not previously convertible due to insufficient authorized common shares. The amendment made no other modifications to the rights of common stockholders.

(b) and (c) NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company's fiscal 1997 Annual Meeting of Stockholders held on January 5, 1998 the following members, constituting all of the members, were elected to the Board of Directors: Elwood G. Norris, Alfred H. Falk and Robert Putnam.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

        1. Election of Directors:

                             Affirmative Votes            Negative Votes        Votes Withheld
                             -----------------            --------------        --------------
        Elwood G. Norris       51,002,976                          -0-             529,496
        Alfred H. Falk         51,002,976                          -0-             377,946
        Robert Putnam          51,002,976                          -0-           1,840,716

        2. Authorization to approve an amendment to the Company's 1994 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 6,000,000 to an aggregate of 10,000,000 shares.

               Affirmative Votes            Negative Votes              Votes Withheld
               -----------------            --------------              --------------
                 29,428,720                  3,026,154                    339,643

        3. Authorization to approve an increase in the number of shares of common stock that the Corporation is authorized to issue from 60,000,000 to 120,000,000.

               Affirmative Votes            Negative Votes              Votes Withheld
               -----------------            --------------              --------------
                 43,356,307                  1,058,159                    306,598

        4. Authorization to ratify the appointment of Ernst & Young as independent accountants for the Company for fiscal year ending March 31, 1998.

               Affirmative Votes            Negative Votes              Votes Withheld
               -----------------            --------------              --------------
                 50,763,984                    114,000                    197,218

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        3.1.1 Certificate of Amendment of Certificate of Incorporation of Norris Communications, Inc. filed with the State of Delaware on January 14, 1998

        27     Financial Data Schedule

(b) Reports on Form 8-K:

        1. On October 3, 1997 (for an event dated September 19, 1997) the Company filed a Form 8-K reporting an Item 9 event and accompanying exhibit related to a preferred stock financing.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORRIS COMMUNICATIONS, INC.


Date: February 9, 1998              By:  /s/RENEE' WARDEN
                                         ----------------------------
                                         Renee' Warden
                                         Controller
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)