Form 10KSB
period 1998-03-31
NORRIS COMMUNICATIONS CORP
filed 1998-06-26
CIK 886328

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

                         13114 Evening Creek Drive South
                           San Diego, California 92128
                                 (619) 679-1504
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,079,645

The aggregate market value of the issue's Common Stock held by non-affiliates as of June 1, 1998 (assuming for this purpose that only directors and officers of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $7,291,000.

As of June 1, 1998 there were 58,846,549 shares of Norris Communications, Inc. Common Stock, par value $.001, outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----
                                     PART I

ITEM 1.    Description of Business                                                           2
ITEM 2.    Description of Property                                                          10
ITEM 3.    Legal Proceedings                                                                10
ITEM 4.    Submission of Matters to a Vote of Security Holders                              10

                                     PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters                         11
ITEM 6.    Management's Discussion and Analysis or Plan of Operation                        11
ITEM 7.    Financial Statements                                                             20
ITEM 8.    Changes in and Disagreement with Accountants on Accounting
           and Financial Disclosure                                                         20

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;                    20
           Compliance With Section 16(a) of the Exchange Act
ITEM 10.   Executive Compensation                                                           21
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management                   23
ITEM 12.   Certain Relationships and Related Transactions                                   25
ITEM 13.   Exhibits and Reports on Form 8-K                                                 25

SIGNATURES                                                                                  55


                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.


                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

Norris Communications, Inc., a Delaware corporation (the "Company" or "Norris") is a holding company which, through its wholly owned California subsidiary, Norris Communications, Inc. ("NCI"), is an innovator in developing and marketing advanced electronic product designs and technologies employing a rapidly growing non-volatile storage media (Flash memory) for the portable computing, digital recording, mobile office and telecommunication markets.

The Company is involved in (i) marketing its MicroOS(TM) operating system technology, a proprietary method of information storage, manipulation and retrieval and (ii) developing and manufacturing products sold to OEM (Original Equipment Manufacturer) customers of digital sound recording and processing technology using Flash storage media.

The address of the Company's principal executive office is 13114 Evening Creek Drive South, San Diego, California and its telephone number is (619) 679-1504. The Company's primary operating facilities are located at that address. Its Internet site is located at WWW.NORRISCOMM.COM.

HISTORY

The Company was started in 1988 based on technology that its founder, Elwood G. Norris, developed while researching and developing headset/microphone alternatives for NASA. The successful combination of a speaker and microphone was developed into the EarPHONE product line, now owned by JABRA Corporation ("JABRA") in which the Company holds an equity investment. The Company was incorporated under the Company Act (British Columbia), Canada on February 11, 1988 under the name 340520 B.C. Ltd. The Company changed its name to Norris Communications Corp. on April 7, 1988 and on November 22, 1994 the Company continued its jurisdiction of incorporation from British Columbia to the Yukon Territory. The Company further continued its jurisdiction of incorporation to Wyoming on August 30, 1996 and on September 4, 1996 reincorporated into Delaware under the name Norris Communications, Inc.

In August 1989, the Company acquired Advanced Surface Mounted Devices, Inc., subsequently merged into NCI, establishing the Company as a regional full-service independent supplier of turnkey manufacturing of circuit board assemblies, systems and subsystems, to OEM's in the computer, defense, telecommunications and medical industries. The Company invested over $2.5 million in equipping a 31,000 square foot manufacturing and administrative facility. Prior to the late fiscal 1995 launch of the Company's first information storage and retrieval technology product, a personal digital recorder, ASMD's contract manufacturing services accounted for substantially all of the Company's revenues. In January 1996, due to the startup of the manufacturing of the Company's proprietary FlashBack(R) recorder in the facility, the Company scaled back outside contract manufacturing services. During fiscal 1997, the Company substantially reduced FlashBack(R) production and terminated contract manufacturing taking a $2.2 million restructuring charge. The Company during the same period also discontinued retail marketing of FlashBack(R) products in favor of private labeling for OEM customers to sell.

During fiscal 1998, the Company completed its restructuring by selling most of its contract manufacturing equipment, moving to a smaller facility more suited for its current operations and disposing of or making allowances for excess and obsolete inventory. The Company has dramatically reduced its monthly operating expenditures from an average of $414,000 during fiscal 1997 to approximately $116,000 during fiscal 1998.

In November 1996, the Company entered into an OEM contract with Sanyo Information Systems U.K. Ltd. (extended into the rest of Europe with Sanyo Buro-Electronic Europa in January, 1997) (collectively, "Sanyo"). In May 1998, due to market changes affecting portable digital recorders, the Company discontinued production and supply under the Sanyo agreement.

In January 1997, the Company entered into a development contract with Lanier Worldwide, Inc. ("Lanier") to develop a new portable digital voice recorder and related accessory products. Substantially all of the Company's engineering and development resources are currently devoted to completing the Lanier digital recorder. The Lanier digital recorder is scheduled for delivery in late calendar 1998. The quantity of product to be purchased and sold by Lanier is to be determined by Lanier according to periodic forecast reports submitted to the Company. There can be no assurance the product can be successfully produced in the future or that it will meet with market acceptance or provide positive margins to the Company.

Management believes it has substantially completed the transition from a manufacturing and sales organization to an OEM provider of technology, product development services, and technology licensing. The Company, as a consequence, anticipates that the majority of its future revenues will be from license and royalty fees, private label agreements for products employing the Company's MicroOS(TM) technology and from contract development services for custom digital products.

The Company also holds as an investment 58,600 common shares (less than 3%) of JABRA. JABRA is a former wholly-owned subsidiary of which control was sold in 1993. JABRA is a developer and manufacturer of communication products for desktop, mobile and wireless applications. There is no assurance these shares, carried at zero value, will have any future value.

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

In recent years, digital processing has expanded beyond the boundaries of desktop computer systems to include an array of electronic systems. These new devices include hand-held data collection terminals, medical monitors, mobile communication systems, highly portable computers, digital cameras, cellular telephones, communications switches, wireless base stations, network computers, pay telephones, digital audio recorders and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. Important requirements include small form factor, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. In the late 1980s, a new memory technology, known as Flash memory, was developed as an extension of ultraviolet erasable programmable read-only memory ("EPROM"). Flash memory is non-volatile, unlike DRAM and SRAM, requiring no power to retain data and is electrically reprogrammable, unlike EPROM.

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

Flash memory is complicated to use and requires a sophisticated flash file system. A flash file system is a software driver which is used to make Flash memory components more closely emulate a disk drive and allow an understood mechanism for storing data.

Flash products are produced by a large number of firms including Intel Corp., SanDisk Corporation, AMD, M-Systems, Samsung, TDK, Toshiba and others. Industry estimates indicate Flash cartridge shipments exceeded 1.3 million units in 1996 and are projected to exceed 15 million units in 1999 according to Disk/Trend, Inc. Recent product applications by the Company have focused on CompactFlash a product of SanDisk Corporation. CompactFlash products provide full PC Card ATA functionality but are only one-fourth the size of a standard Type II PCMCIA card. CompactFlash is compact, rugged and has low-power requirements. CompactFlash is available in capacities ranging from 2 megabyte to 48 megabyte with higher capacities expected to be available during calendar 1998 and at reduced unit costs over time.

CompactFlash is being promoted as a standard form factor by 70+ corporations, including the Company, who are members of the CompactFlash Association ("CFA"). The CFA is actively promoting the development of products using CompactFlash. Founding members of the CFA were SanDisk Corporation, Apple Computer, Inc., Canon Inc., Eastman Kodak Co., Hewlett-Packard Company, LG Semicon, Matsushita Electric Industrial Co. (Panasonic), Motorola, NEC Corporation ("NEC"), Polaroid Corp., Seagate Technology, Inc. ("Seagate") and Seiko Epson Corp.

The Company's technology also supports the Intel Miniature Card format offering customers design flexibility and choices among Flash memory. Intel, SanDisk and other large manufacturers are aggressively promoting high volume use of Flash memory in a variety of new product concepts.

As a developer of advanced electronic products and technologies employing Flash memory, the Company's success is in part dependent upon the continued growth and use of various forms of Flash memory. New product applications are also premised on continued reductions in the per-megabyte cost of Flash memory.

CORE TECHNOLOGY - MICROOS(TM) FLASH FILE SYSTEM

The Company's core technology is its efficient Flash memory file management system. This patent-pending software technology takes a unique approach to flash file management that is robust, high-speed and efficient. The Company's approach is suited for the high-speed portable product market as it requires minimal micro-controller support. Management believes the Company's technology provides superior product functionality, reliable product performance, reduced new product development time and faster time to market for OEM customers.

For developers of voice and data recording devices, digital cameras and other multimedia products, the intricacies of incorporating full-featured Flash memory can add costly obstacles to a successful product release. These products require a software system that will deliver Flash-based features and functionality to users managing digital data for reliability in operations such as play, record, edit, delete, insert, and rewind.

The MicroOS(TM) software was developed specifically for embedded systems, with features designed to maximize performance and minimize system requirements. The Company's design caters to ultra-miniature applications by reducing the need for a high power CPU by paring down code to fit and run efficiently on low-cost micro controllers while preserving memory for other functions. The software stores and manipulates compressed voice, image or video as well as conventional files. It supports NAND or NOR Flash memory, CompactFlash, Intel Miniature Card and IDE hard disks. Memory management transparently deals with bad blocks, erase blocks, wear leveling, and is independent of data and erase block sizes. The MicroOS(TM) is highly fault tolerant and recovers well from "high fatigue" applications. These sophisticated features offer high Mean Time Between Failure
(MTBF) and long useful life of Flash memory employed in applications.

Unlike less robust systems, MicroOS(TM) can support an unlimited number of files, directories, and subdirectories and is fully MS-DOS compatible. The system is written in the programming language "C" to facilitate porting to other environments, and a redirector is available for MS-DOS(TM) applications. The MicroOS(TM) software consists of a component-oriented, modular architecture that offers a maximum of cross-platform compatibility, which can be combined to address specific vertical industry requirements.

FLASHBACK AUDIO(TM) TECHNOLOGY

FlashBack Audio(TM) is a new technology developed by the Company for proposed implementation into various product concepts. It provides the means for high-bandwidth, near CD-quality, stereo audio playback from a CompactFlash(R) (CF(R)) cartridge, other removable flash memory or embedded flash memory in a portable electronic unit. Record, edit and playback functions are encoded in the unit and a PC interface links the portable unit to the computer. The FlashBack Audio(TM) technology is based on the MicroOS(TM) operating system for Flash memory.

FlashBack Audio's features include instant access to recorded material, computer/internet compatible files, a computer standard interface and adaptability to various industry standard removable flash memory. The advantages of the FlashBack Audio stereo technology over portable CD players include its small size, low power consumption, use of recordable media, inexpensive computer interface/compatibility and no moving parts operation. In addition to being a stand-alone, ultra compact, portable stereo, FlashBack Audio units can be integrated into a variety of products, such as laptop or hand-held PC's, pagers, cellular phones, and other portable devices under OEM agreements with manufacturers.

The higher sampling rate and frequency range of the FlashBack Audio(TM) technology is also designed for advanced voice-to-text applications in portable recording and playback. The Company is developing and exploring a number of product concepts to exploit the advantages offered by this technology. However, there is no assurance this technology can be successfully exploited by the Company.

In March 1998, the Company announced that it had produced a reference design and prototype for an adjustable bandwidth digital recording device incorporating the MicroOS(TM) flash management system based on the FlashBack Audio(TM) technology. The prototype employs variable bandwidth allowing voice-to-text demonstrations as well as music download, compression and playback. Just as MicroOS(TM) is functional with various Flash memories, the Company's strategy is to interface with the variety of compression schemes currently being promoted by major corporations including Lucent, AT&T, Dolby and others.

LANIER DEVELOPMENT AGREEMENT

The Company has a development contract with Lanier to develop a new portable digital voice recorder and related accessory products. Substantially all of the Company's engineering and development resources are devoted to completing the Lanier digital recorder. The Lanier recorder is targeted at the health care industry and to interface with Lanier's existing dictation technology. The Lanier digital recorder contains a number of innovative and custom features.

Based in Atlanta, Lanier Worldwide, Inc. is a $1.2 billion wholly-owned subsidiary of Harris Corporation. Lanier is the world's largest single distributor of office equipment - with over 1,600 sales and service centers in more than 100 countries worldwide. Lanier globally markets, sells and services an array of office solutions including copiers, facsimile systems, document imaging solutions, analog and digital dictation systems, multifunctional devices, continuous recording systems and PC-based records management systems. For many years Lanier has been a leader in providing healthcare solutions including digital dictation transcription, chart management and document imaging.

The Lanier digital recorder being developed by the Company is scheduled for delivery in late calendar 1998 pursuant to a January 1997 development and manufacturing agreement. Under the terms of the Lanier development agreement, the Company is receiving non-recurring engineering payments ("NRE"), upon the satisfaction of certain milestones. The Lanier agreement contemplates that the Company will provide Lanier with manufactured product to be sold by Lanier's sales force worldwide. As of March 31, 1998, the Company in connection with the contract, had received NRE of approximately $514,000. The agreement, as amended, extends to December 2001 The quantity of product to be purchased and sold by Lanier is to be determined by Lanier according to periodic forecast reports submitted to the Company.

There can be no assurance the Company can successfully complete development of the Lanier recorder or the timing thereof. Should the Company successfully produce the product, there can be no assurance of future orders or positive margins from this agreement.

DISCONTINUED PRODUCTS

In early 1996 the Company introduced the FlashBack(R) digital hand-held voice recorder, a 3 ounce, palm sized unit used to record ideas, conversations, and voice memos. The Company believes it was the first digital recorder to feature removable, reusable Flash memory cartridges for significant recording times. The Company holds a U.S. patent for the product with additional software patents pending on the MicroOS(TM).

The technology was further advanced in 1996 with the creation of VoiceLink(TM), a software/hardware combination which utilized the PC Card Type II format to download, record, edit and play back digital voice files from a SoundClip(TM) removable Flash cartridge or computer hard drive.

The FlashBack(R) VoiceLink(TM) turned a PC into a long-length audio recorder and allowed users to download voice messages from SoundClip(TM) cartridges directly onto a computer hard drive. The VoiceLink(TM) plugged directly into the PC card slot of a notebook or a desktop computer and permitted connection of either a wired or wireless microphone for recording directly to the hard disk at a compressed rate of 18 minutes per megabyte of storage. Users could send compressed files over the Internet saving time and money. With a headset, keyboard and the VoiceLink(TM) software, users could manipulate sound files for controlled record, play, fast forward, reverse and edit functions. The VoiceLink(TM) product was selected as an Innovations '97 award winner at the 1997 International Winter Consumer Electronics Show.

Interchangeable SoundClip(TM) Flash cartridges are compatible with both the FlashBack(R) and the VoiceLink(TM). Users can remove SoundClips(TM) and add new ones thereby extending recording time. SoundClips(TM) store digitally recorded FlashBack(R) voice messages and transfers them to the VoiceLink(TM) for downloading into a computer. Available in 18 or 36 minute capacities or longer capacities on special order, they feature a write-protect switch to protect important recordings. Users can store SoundClip(TM) cartridges indefinitely, and use them repeatedly. They are not affected by magnets, X-rays, heat or cold.

In October, 1996 the Company discontinued direct sales of the above products and elected to distribute the products on an OEM basis through Sanyo. In March, 1998, due to recent market developments, the Company discontinued production of additional FlashBack(R) and VoiceLink(TM) units from existing parts inventory. Accordingly the Company took a fourth quarter non-cash charge of $1.3 million to obsolete inventory.

The Company has no plans to produce additional FlashBack(R) products.

INDUSTRY AND MARKET FORCES IMPACTING THE COMPANY'S TECHNOLOGY

The consumer electronics market is undergoing a major technology convergence in ever smaller products which combine multiple functions. Palm-type computers are tiny PCs that allow users to access their e-mail from remote locations. Cellular phones are incorporating PC features and pagers are combining with cellular phones and voice-mail systems. Consumer electronic manufacturers are integrating functions and devices at an extremely fast pace, and technology consumers are eager to take advantage of "convergence" products.

The older analog dictation market is evolving to fully digital systems interfacing with computers and the emerging voice-to-text technology market. The Company believes these movements will impact all types of portable products and technologies. The automatic dictation segment of the emerging voice-to-text market is expected to grow from $410 million worldwide in 1997 to an estimated $4.3 billion in 2001 according to Voice Information Associates, a market research firm.

The Internet is impacting business and technology in unparalleled ways. Voice and text mail is burgeoning. Music and audio books can be downloaded through the Internet to the PC creating a market for portable devices that interface digitally with the PC. Jupiter Communications projects that on-line music sales will grow from $47 million in 1997 to $1.6 billion by 2002.

In addition to the Internet, the data broadcast market is developing a need for portable products. Data broadcasting is a new means for information distribution. It is a system that sends large amounts of data to a huge number of people simultaneously. The first wave of data broadcasting is expected to use VHF channels to overcome the network bandwidth limitations. While not a replacement for the Internet, data broadcasting is designed for downloadable audio and video and could impact the consumer electronics industry, including portable products.

Flash memory prices are dropping improving the outlook for portable devices that employ such memory. Current Flash prices are $4 to $6 per megabyte (MB), down from $15 two years ago and are projected to be down to $1 per MB within a couple years. These moves along with newer lower voltage flash are expected to expand the market for Flash memory. Industry estimates indicate Flash cartridge shipments exceeded 1.3 million units in 1996 and are projected to exceed 15 million units in 1999 according to Disk/Trend, Inc.

Flash memory is a potential digital replacement for analog cassettes. Music cassettes represent a $1.4 billion market and account for 29% of all retail music sales. The replacement of cassettes requires an economic portable replacement which is not being achieved by digital tape, mini-disc technology or other approaches. Flash memory has the advantages of no-moving parts and low power requirements. The added feature of computer compatibility provides a further advantage for Flash memory based portable products. The domestic market for such devices according to the Consumer Electronics Manufacturers Association (including portable CD players) exceeds 45 million units each year.

OEM STRATEGY AND CURRENT CUSTOMERS

The Company's strategy is to build upon its proprietary technology to develop long-term strategic relationships with key manufacturers in various industries. The core technology offered is the MicroOS(TM) Flash file system development tool created to overcome the intricacies of dealing with Flash memory. The Company believes Flash memory is rapidly becoming the most popular form of memory for portable digital devices. In addition, the Company's FlashBack Audio(TM) technology, designed around the MicroOS(TM), is a new technology providing the means of near CD-quality, stereo audio and high-bandwidth speech playback from a CompactFlash(R) cartridge, other removable Flash memory or embedded memory.

The Company is actively seeking licensing, private label, and OEM opportunities for the digital sound recording and playback market. The Company's efforts are focused to:

1. Develop custom products for OEMs under contract. In January 1997, the Company entered into an OEM and development contract with Lanier as described above. The Company's strategy is to arrange for outside contract manufacturing of this product on a turnkey basis.

        In June, 1997 the Company began to integrate elements of its FlashBack(R) recorder into a hand-held tactical signal homing system developed by VisiCom Laboratories, Inc. for evaluation by the United States Marine Corps. This development has resulted in additional small orders of product.

        In early 1997, the Company began working with ADAMLAB, a subsidiary of the Wayne County, Michigan school district, to develop a Voice Recorder Sub-Assembly for their SuperHawk product. The SuperHawk is an educational device designed for students that are voice impaired. Based on FlashBack(R) technology, the Norris sub-assembly expanded the SuperHawk's storage capability nearly ten fold and enhanced the basic functionality of the product for better ease of use. The contract included engineering and manufacturing fees.

        The Company will continue to pursue business with similar companies seeking to develop other products to meet OEM customer needs.

2. Develop products for licensing to or private labeling by OEM customers. The Company is continuing to develop in-house proprietary products, features or technologies that may be private labeled or licensed to one or more OEMs. The Company has developed a reference design and prototype of a FlashBack Audio(TM) featuring variable band-width and voice-to-text and music capabilities.

        The Company's strategy is to seek additional product development opportunities with a number of consumer product companies.

3. Expand the technology base through continued enhancements of the FlashBack(R) technology and new inventions. The Company's engineering team continues to enhance and update the FlashBack(R) technology, specifically the OEM technology components described above. The Company also devotes resources to expanding the technology to new applications. In addition to improved voice recorders, management believes the Company's proprietary technology may have applications in a wide range of products including voice pagers, answering machines, cellular phones, computers, compact disc quality sound devices and for the storage of pictures and video images.

MANUFACTURING, PRODUCTION AND DISTRIBUTION

During fiscal 1997, the Company ceased contract manufacturing services and also substantially reduced in-house manufacturing of FlashBack(R) products. By the end of fiscal 1998 the Company had discontinued the sale of FlashBack(R) products. FlashBack(R) products accounted for 34% of consolidated revenues during fiscal 1998 and 47% in fiscal 1997.

The Company is reviewing alternatives for contracting with independent manufacturing facilities to produce products for its OEM customers (including the Lanier recorder and future developed products) and will select, when warranted, organizations who will provide a secondary source of supply, and/or additional capacity. The Company's strategy is to arrange for the production of products for its OEM customers on a turn-key basis, when possible. In other instances the Company may enter into licensing and royalty agreements with OEM customers who have existing manufacturing abilities or arrangements.

The Company believes, but there is no assurance, that it can provide manufacturing for its customers through contract manufacturing relationships on terms that will not require substantial financial risk or the provision of significant working capital by the Company.

MAJOR CUSTOMERS AND EXPORT SALES

During the fiscal year ended March 31, 1997 three customers, Martin Decker, Sanyo and Alan Marketing accounted for 31%, 17% and 12%, respectively, each of total revenues. During fiscal 1998, two customers, Lanier and Sanyo accounted for 58% and 32%, respectively of total revenues. No other customer accounted for more than 10% of revenues. For the fiscal years ended March 31, 1997 and 1998, export sales aggregated $155,000 and $359,157, respectively. At March 31, 1998, the Company had no material backlog.

COMPETITION

The Company believes it has a leading comprehensive Flash file operating system capable of customization for individual customer requirements. Other companies offering Flash file operating systems include M-Systems Flash Disk Pioneers Ltd., Intel and Datalight Inc. In addition to licensing file management systems, some customers develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. Although, the Company was successful in competing against other systems in its selection by Lanier, there is no assurance the Company can compete against other providers of digital recording solutions, many of which have substantially greater resources than that of the Company.

The Company's technology is frequently compared to that employed in the "note taker" type of products which offer very limited recording capabilities and feature sets. There is less product competition with regard to hand-held digital voice recorders that offer the ability to download recorded sound and data information to a computer in compressed format. Accordingly, the primary competition, in general, for the Company's technology are analog tape products and traditional dictation equipment. The Company and its OEM customers, therefore, compete with a wide range of consumer and business product suppliers producing a wide variety of products and solutions. The electronics product market is highly competitive with many large international companies competing for the consumer and business market.

The Company believes its existing know-how, contracts, pending patent applications, existing copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling it to compete successfully in the field of digital sound recording and processing technology for Flash memory and related media.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

PATENTS, TRADENAMES AND COPYRIGHTS

The Company owns one patent protecting its technology. The Company has filed multiple additional patent applications with multiple claims which are pending on innovations in audio and other forms of recording. The Company's software is subject to copyrights and pending patent applications. The patent position of any item for which the Company has filed a patent application is uncertain and may involve complex legal and factual issues. Although the Company is currently prosecuting multiple patent and trademark applications with the U.S. Patent and Trademark Office and also has filed certain international patent applications corresponding to its U.S. patent applications, the Company does not know whether any of its applications will result in the issuance of patents, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required would be available on reasonable terms. Further there can be no assurance that any unpatented manufacture, use, or sale of the Company's technology or products will not infringe on patents or proprietary rights of others. The Company, however, has made reasonable efforts in the design and development of its products not to infringe on other known patents.

The Company also relies on trade secret laws for protection of its intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can protect its rights to unpatented trade secrets.

The Company also has filed a number of trademark applications with the U.S. Patent and Trademark Office. The Company has received notification of allowance from the United States Patent Office for use of FlashBack(R) as a registered trade name.

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

EMPLOYEES

As of June 1, 1998 the Company, employed approximately 17 employees of which three were production, eight were research, development and engineering, three were accounting/administrative and three were executive officers. None of the Company's employees are represented by a labor union, and the Company is not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.

The Company also engages consultants or leases engineering personnel on a temporary basis from time to time and uses other outside consultants for various services.

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

RESEARCH AND DEVELOPMENT COSTS

For the years ended March 31, 1998 and 1997, the Company spent $261,619 and $922,954, respectively, on research and development. The Company anticipates it will continue to devote substantial resources to research and development activities. During fiscal 1998, approximately $581,577 of research and development was borne by Lanier Worldwide, Inc., a contract development customer and included in cost of services.

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

ITEM 2. DESCRIPTION OF PROPERTY

Commencing July 11, 1997, the Company jointly entered into a three year lease with American Technology Corporation ("ATC"), an affiliated company (see "Certain Transactions"), for an aggregate of 12,925 square feet of office and engineering office space at 13114 Evening Creek Drive South, San Diego, California with an unaffiliated landlord. The Company occupies approximately 5,500 square feet of the jointly leased space at a cost of $5,800 per month for the Company's share.

From April 1996 to July 1997, the Company provided approximately 2,407 square feet of space at the Company's 12725 Stowe Drive, Poway, California leased facility and certain support services to ATC at the rate of $3,095 per month. The Company and ATC share certain services and a limited number of personnel from time to time at agreed upon rates.

The Company believes that the terms of the above arrangements are no less favorable than could be obtained from an independent and unaffiliated party. The Company's former facility was sublet by the landlord and the Company, effective on September 30, 1997, entered into a three year term note for $182,129 representing a settlement of unpaid rentals and termination of the prior lease agreement.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's fiscal 1997 Annual Meeting of Stockholders held on January 5, 1998 the following individuals, constituting all of the members of the Board of
Directors: Elwood G. Norris, Alfred H.
Falk and Robert Putnam.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock was quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ) (symbol NCII) from April 6, 1993 until August 20, 1997. Since August 20, 1997 the Company's Common Stock has been traded in the over-the-counter market on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock, as reported by NASDAQ or the OTC Bulletin Board, for the quarters presented. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns, and commissions.


                                            High               Low
                                            ----               ---
Fiscal year ended March 31, 1997
   First quarter                          $ 1.8125          $   1.00
   Second quarter                         $ 1.1875          $   0.75
   Third quarter                          $0.90625          $  0.375
   Fourth quarter                         $   1.00          $0.40625

Fiscal year ended March 31, 1998
   First quarter                          $0.40625          $  0.125
   Second quarter                         $   0.25          $   0.10
   Third quarter                          $   0.18          $   0.07
   Fourth quarter                         $   0.09          $   0.05

At June 1, 1998, there were 58,846,549 shares of Common Stock outstanding, which were held by approximately 453 shareholders of record.

The Company has never paid any dividends to its Common Stock shareholders. Future cash dividends or special payments of cash, stock or other distributions, if any, will be dependent upon the Company's earnings, financial condition and other relevant factors. The Board of Directors does not intend to pay or declare any dividends on its common stock in the foreseeable future, but instead intends to have the Company retain all earnings, if any, for use in the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

None other than previously reported in quarterly filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS."

GENERAL

The Company has completed the transition from a manufacturing and sales organization to an OEM provider of technology, product development services, and technology licensing. The Company, as a consequence, anticipates that the majority of its future revenues will be from license and royalty fees and from contract development services for and sales to OEMs of custom digital products.

The Company is actively developing licensing, private label, and OEM opportunities seeking to penetrate the digital sound recording and playback market. The Company has a development and manufacturing agreement with Lanier. Under the terms of the Lanier development agreement, the Company is receiving NRE (non-recurring engineering expenses) ,upon the satisfaction of certain milestones, to develop a new portable digital voice recorder and related accessory products. The Lanier agreement contemplates that the products to be developed will be completed in late calendar 1998, with the Company to provide Lanier with manufactured product thereafter to be sold by Lanier's sales force worldwide. As of March 31, 1998, the Company was on schedule, as amended by Lanier, with respect to the product to be developed. The Company, as of such date, in connection therewith, had received NRE of approximately $497,100. The agreement, as amended, is for an initial term terminating December 2001. The quantity of product to be purchased and sold by Lanier is to be determined by Lanier according to periodic forecast reports submitted to the Company.

During fiscal 1998 the Company supplied approximately $348,000 of FlashBack(R) related products pursuant to a private label agreement with Sanyo. In March 1998, due to market changes, the Company discontinued production and supply under the Sanyo agreement.

As a result of the restructuring and change in the source of revenues, comparisons to prior results are less meaningful and prior results are not necessarily indicative of future results.

The Company has incurred operating losses in each of the last three fiscal years and these losses have been material. The Company incurred an operating loss of $8.7 million in fiscal 1997 (including a restructuring charge of $2.2 million) and $2.7 million in fiscal 1998 (including an inventory write-off of $1.3 million). The Company has reduced its monthly cash operating costs from an average of approximately $414,000 per month in fiscal 1997 to approximately $116,000 per month during fiscal 1998. However, the Company may increase expenditure levels in future periods to support its new FlashBack(TM) Audio technology and support OEM customers. Accordingly, the Company's losses are expected to continue until such time as the Company is able to obtain supply, licensing, royalty and development revenues sufficient to cover fixed costs of operations. Should the Company be unable to accomplish the foregoing and operate profitably, the Company may be forced to reduce or curtail operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Management is focused on OEM licensing with respect to the MicroOS(TM) file system and contract development of private label and custom-designed products for computers, dictation systems, computer peripherals and telecommunication equipment. Revenues from licensing, royalties and development services, and future product supply arrangements, if any, are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The termination of the Lanier agreement would have a material adverse effect on operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for the Company's technology can also shift quickly. The Company may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS

For the fiscal year 1998, the Company reported revenues of $1,079,645, a 65% increase over revenues of $653,700 for fiscal 1997. Fiscal 1998 revenues consisted of $454,473 of product revenues and $625,172 of service revenues primarily from the Lanier contract. Fiscal 1997 revenues were primarily from product sales. Two customers accounted for 90% of fiscal 1998's revenues. While product shipments to Sanyo have essentially terminated, the Company is highly reliant on the Lanier contract for service revenue and anticipated future product revenues. The loss of the Lanier relationship would have a material adverse impact on the Company.

The Company's development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. The Company's future revenues are expected to consist primarily of product sales to OEM customers and development, license and royalty fees.

For the fiscal year 1998, the Company reported a gross loss of $1,265,981 as compared to a gross loss of $1,526,832 for the fiscal year 1997. Included in cost of products sold in fiscal 1998 was a $1.3 million inventory writedown which accounted for substantially all of the gross loss. Cost of sales consisted of $1,764,049 of product costs (including the $1.3 million inventory writedown) and $581,577 of contract services consisting mostly of research and development labor being funded primarily by the Lanier development agreement. There can be no assurance the Company can attain positive gross margins in the future.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the fiscal year ended March 31, 1998 were $1,394,504 as compared to $4,970,181 for the fiscal year ended March 31, 1997 (excluding a fiscal 1997 restructuring charge of $2,228,001). In connection with and resulting from its restructuring, the Company dramatically reduced the number of personnel and related operating costs. Accordingly, comparisons of costs with prior periods are less meaningful. Selling and administrative costs aggregated $1,132,885 during fiscal 1998 compared to $4,047,227 in the prior period. The $2.9 million reduction was comprised primarily of a $1.1 million decrease in compensation costs, a $637,000 decrease in legal and related costs, a $335,000 decrease in depreciation and amortization, a $614,000 decrease in advertising and related costs, and a $164,000 reduction in occupancy related costs.

Research and related expenditures for fiscal 1998 were $261,619 as compared to $922,954 for fiscal 1997. An aggregate of $581,577 of development costs were incurred for contract development work during fiscal 1998 and are included in cost of revenues. This included approximately $384,000 of personnel costs which were included in research and related expenditures in the prior comparable period. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

The Company reported an operating loss of $2,660,485 for fiscal year ended March 31, 1998, as compared to an operating loss of $8,725,014 for the fiscal year ended March 31, 1997 with the decreased loss resulting primarily from the reduction in operating expenses described above. In addition to variances in operating expenses, the Company's operating losses have been impacted by the timing and amount of OEM product sales and the recognition of contract service revenues. Accordingly, there is substantial uncertainty about future operating results and the results for prior periods are not necessarily indicative of operating results for future periods.

The Company's interest expense for the fiscal year 1998 was $59,953, a reduction from the $79,518 for the prior period resulting from the retirement of demand loans and other interest bearing debt outstanding during fiscal 1997. The Company also received a $153,000 payment from a former vendor in the first fiscal 1998 quarter resulting from prior year overpayments by the Company. This payment has been included in other income.

The Company reported a net loss for the fiscal year 1998 of $2,563,597 compared to a net loss of $9,597,102 for the prior year. The Company anticipates reduced losses during the current fiscal year as compared to fiscal 1998, however there can be no assurance of future profitability.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had a working capital deficit of $911,041 compared to a working capital deficit of $564,503 at March 31, 1997. The Company had approximately $180,751 of working capital invested in inventories at March 31, 1998. The decrease in working capital is a result of continuing losses and the inventory write-off.

In June 1997, the Company sold $500,000 of convertible long-term 12% secured notes due September 30, 1999 with stock purchase warrants issuable on conversion to nine investors. In September and October 1997, the Company sold 99,500 shares of Series A Preferred Stock at $10.00 per share for net proceeds of $962,500. The proceeds were applied to reduce debt and for working capital.

During fiscal 1998, the Company paid accrued liabilities or operating expenses aggregating $575,622 through the issuance of Common Stock. The Company also obtained $74,067 of proceeds from equipment disposals during fiscal 1998.

For the year ended March 31, 1998, net cash decreased by $113,788. Cash used in operating activities was $1,590,727. Major components using cash were a net loss of $2,563,597 reduced by $97,779 of aggregate depreciation and amortization and $575,622 of expenses paid in shares and increased by $4,798 of equipment sale gains, or a net loss use of cash of $1,894,994. The major change in assets and liabilities providing net cash used in operating activities was a reduction in inventory of $1,468,112. The major changes in assets and liabilities using operating cash was an increase in accounts receivable of $24,562, a reduction in payables and accrued liabilities of $786,721 and a change in development contract components of $342,322.

At March 31, 1998, the Company had $590,084 in long term debt. The Company has no bank lines of credit or related financing facilities. Given the Company's cash position and assuming the rate of revenues and expenditures and level of operations after the restructuring, the Company will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. In May and June of 1998, the Company obtained $1,000,000 of new financing from the sale of 12% Convertible Promissory Notes with Limited Guaranty ("Notes") due May 15, 1999. The

Notes and interest are convertible into shares of Common Stock at $0.0875 per share subject to certain adjustments. Given these proceeds and assuming current expenditure levels and projected working capital requirements the Company will require an additional estimated $400,000 to continue operating for the next twelve months assuming no new revenues. The existing OEM and licensing business may be able to generate some of the additional funding required depending on the ability of OEM and licensing activities to generate revenues, however there can be no assurance thereof. The failure to raise additional funds, if required, could have a material adverse effect on the Company and could force the Company to further reduce or curtail operations.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company estimates that it will require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed.

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) focusing sales and marketing on the OEM markets, (ii) focusing on the completion of the Lanier development agreement and planned OEM products manufacturing and (iii) controlling overhead and expenses. There can be no assurance the Company can attain profitable operations in the future.

FUTURE COMMITMENTS AND FINANCIAL RESOURCES

The Company was in arrears on an operating equipment lease obligation to Comdisco, Inc. during fiscal 1997, but has negotiated a settlement providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raised.

The Company expects to commence production during fiscal 1999 pursuant to future Lanier purchase orders for the portable digital recorder currently under development. The Company may require significant working capital funds for the production of these anticipated orders, if realized. The amount of such funds is subject to a variety of factors including some beyond the Company's control. These factors include the size and frequency of Lanier purchase orders, if any, and the terms of any future contract manufacturing arrangement, lead times on components and a variety of other factors.

The Company's plans for its FlashBack Audio(TM) technology are to continue to develop the technology and seek OEM partnerships to exploit the technology. The Company may require additional funds to continue development of this and other technologies and the extent of such requirements is not presently determinable by management.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis.

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of these statements will have no material impact on the Company's financial statements and that results of operations and financial position will be unaffected by their implementation.

YEAR 2000 COMPLIANCE

The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the year 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

        DEPENDENCE UPON NEW PRODUCTS - The scale and scope of the Company's business is changing. Historically, a majority of the Company's revenues were derived from its contract manufacturing business. The Company's future growth is greatly dependent upon the OEM relationship already in place and new relationships yet to be established. The Company's performance will be dependent upon the risks that are inherent in any business venture that is undergoing a major change in the scope of its operations, future events and developments, and changes in the Company's policies and methods of operations in the future.

        SIGNIFICANT LOSSES FROM OPERATIONS. The Company has incurred operating losses in seven of its past eight fiscal years with operating losses from continuing operations of $2,660,000, $8,725,000, $7,945,000,
        $7,142,000, $2,442,000, $4,427,000 and $236,000 for the fiscal years ended March 31, 1998, March 31, 1997, March 31, 1996, March 31, 1995,
        March 31, 1994, March 31, 1993 and March 31, 1991, respectively. The Company's losses are expected to continue until such time as the Company is able to generate license and royalty fees from OEM customers and/or development and product supply arrangements. No assurance can be given as to the Company's ability to accomplish the foregoing. The Company's inability to accomplish the foregoing would have a material adverse effect upon the Company's ability to operate profitably, and may force the Company to reduce or curtail operations. The Company is also subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, no assurance can be given that the Company can or will report operating profits in the future.

        POSSIBLE INABILITY TO CONTINUE AS A GOING CONCERN. The Company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) substantial inventory write-offs, (iii) material net losses and cash flow deficits from operations during fiscal 1998 and fiscal 1997 and
        (iv) the possibility that the Company may be unable to meet its debts as they come due, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve a level of revenues, adequate to support the Company's capital requirements, as to which no assurance can be given. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

        POTENTIAL TAX LIABILITY. The Company has been notified by the Internal Revenue Service ("IRS") of a potential tax liability of approximately $450,000 plus interest relating to the imposition of withholding taxes on imputed interest from purported loans from the Company's former Canadian parent to operating subsidiaries. The Company intends to vigorously contest this proposed liability and believes it has a number of valid defenses including that the purported loans were capital contributions. The Company also believes that should the liability ultimately be sustained through various appeals that the former Canadian parent may have valid claims for refunds of such withheld taxes if imputed from the subsidiaries. This matter is in the early stages and the Company has engaged legal counsel to vigorously contest this matter.

        COMPETITION. The market for electronics products is intensely competitive and has been affected by foreign competition. The Company competes and expects to compete with a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources than the Company. In addition, the industry in which the Company competes has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced technologies or products with features which render the Company's technology or products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of the Company to compete successfully will depend in large measure on its ability to maintain its capabilities in connection with upgrading its products and quality control procedures and to adapt to technological changes and advances in the industry. There can be no assurance that the Company will be able to keep pace with the technological demands of the marketplace or successfully enhance its products or develop new products which are compatible with the products of the electronics industry.

        RELIANCE ON MAJOR CUSTOMERS. A substantial portion of the Company's revenues have been derived primarily from a limited number of customers. For the year ended March 31, 1998, sales of the Company's FlashBack(R) product to Sanyo and provision of contract development services to Lanier accounted for approximately 90% of its revenues. The Company does not anticipate any significant new shipments to Sanyo and upon completion of the Lanier development there is no assurance of timing or amount of future orders, if any. The loss of the Lanier relationship or a decline in the economic prospects of such customer would have a material adverse effect on the Company.

        DEPENDENCE ON CONTRACT MANUFACTURER/SUPPLIERS. During fiscal 1998, the Company's sales of FlashBack(R) products to Sanyo were made from existing inventory assembled by the Company. The sale of future products pursuant to the Lanier development agreement, if any, requires that the Company establish a contract manufacturing arrangement with one or more assemblers of electronic components. Thereafter, the Company will be dependent on such party or parties to assemble products for the Company's customers. Failure to establish a relationship on acceptable terms could have a material adverse effect on the Company's operations.

        The Company's business is subject to the risk of price fluctuations and periodic shortages of components. The Company has no supply agreements with component suppliers and, accordingly, will be dependent on the future ability to purchase components, either directly or through a contract manufacturer. Failure or delay by such suppliers in supplying necessary components to the Company or its contract manufacturer could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

        LIMITED MARKETING CAPABILITY. The Company has limited marketing capabilities and resources and is primarily dependent upon in-house employees for the marketing of its OEM and licensing business. Attracting new OEM customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for the Company's technology. There can be no assurance that the Company's marketing efforts will be successful or result in future development contracts or other revenues.

        RELIANCE ON KEY EMPLOYEES. The Company is currently dependent upon the continued support and involvement of existing management, some of whom do not have employment contracts. The loss of members of existing management would severely curtail the Company's ability to operate and implement its business plan. Elwood Norris serves as an officer and a director of two other companies. As such, he currently devotes only part-time services to the Company (approximately 20 hours per week). The Company may need to hire additional skilled personnel, including additional engineers, to support the anticipated growth in its business. The inability to attract and retain additional qualified employees or the loss of current key employees could materially and adversely affect the Company's business.

        CERTAIN TRANSACTIONS/CONFLICT OF INTEREST. Elwood Norris, the Chairman of the Board, Chief Executive Officer and a Director of the Company, is also a director of ATC and Chairman and Director of Patriot Scientific Corporation ("Patriot"). He is the beneficial owner of approximately 28% of the shares of ATC and 13% of Patriot.

        Robert Putnam, the Secretary and a Director of the Company, is also a Vice President, Treasurer and Assistant Secretary of ATC and Secretary of Patriot. Mr. Putnam is the beneficial owner of approximately 4% of the issued and outstanding shares of ATC.

        As a result of their ownership and involvement with ATC and Patriot, Mr. Norris and Mr. Putnam have in the past, and may in the future, devote a substantial portion of their time to their other endeavors

        UNPREDICTABLE PRODUCT ACCEPTANCE. The Company's sales and marketing strategy contemplates sales of its developed products (upon completion of their development), to the electronics and computer software markets, by its OEM customers. The failure of the Company's OEM customers to penetrate their projected markets would have a material adverse effect upon the Company's operations and prospects. Market acceptance of the Company's OEM customer's products will depend in part upon the ability of the Company to demonstrate and maintain the advantages of its technology over competing products.

        TECHNOLOGICAL OBSOLESCENCE. The electronics, contract manufacturing and computer software markets are characterized by extensive research and development and rapid technological change resulting in very short product life cycles. Development of new or improved products, processes or technologies may render the Company's proposed products obsolete or less competitive. The Company will be required to devote substantial efforts and financial resources to enhance its existing products and methods of manufacture and to develop new products and methods. There can be no assurance that the Company will succeed with these efforts. Moreover, there can be no assurance that the Company will be able to overcome the obstacles necessary to complete its proposed products or that other products will not be developed which would render the Company's proposed products obsolete.

        PROTECTION OF PROPRIETARY INFORMATION. The Company owns one patent protecting its products. The Company has applied for additional multiple patents for its FlashBack(R) technology, but there is no assurance that any additional patents will be awarded. The Company has received notification of allowance from the United States Patent and Trademark Office for use of FlashBack(R) as a registered trade name. Other trade names are owned by the Company and applications for registration of additional trade names are pending. The Company does not own any copyrights. The Company treats its technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect its proprietary information. There can be no assurance that these measures will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. With respect to patented products, there can be no assurance that the Company will be able to identify, and successfully prosecute, infringements of such patents. The Company may receive in the future communications from third parties asserting that the Company's products infringe the proprietary rights of third parties. There can be no assurance that any such claims would not result in protracted and costly litigation. There can be no assurance that any particular aspect of the Company's technology will not be found to infringe the products of other companies. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology useful or necessary to the Company's business. The extent to which the Company may be required to seek licenses under such proprietary rights of third parties and the cost or availability of such license, cannot be predicted. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its proposed products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms.

        LACK OF DIVIDENDS. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. The Company currently intends to retain any future earnings to fund the development and growth of its business.

        RECENT SALES OF SECURITIES; POSSIBLE FUTURE DILUTION. At March 31, 1998 the Company had 57,171,119 shares of Common Stock outstanding with 120,000,000 authorized shares of Common Stock. The Company also has existing obligations and agreements that require the Company to issue additional shares both without further payment and with further payment of funds. These obligations are described below:

                Prepaid Warrants - In June-August 1996, the Company sold warrants ("Prepaid Warrants") with a face value of $3,805,900. Through March 31, 1998, Prepaid Warrant holders exercised Prepaid Warrants with a face value of $2,792,944 into 30,980,553 shares of Common Stock (inclusive of penalties and discounts).

                The balance of the remaining three Prepaid Warrants outstanding at March 31, 1998 was $1,012,956 (face value). The Prepaid Warrants are exercisable, without further cash payment, into shares of the Common Stock of the Company at $0.0875 per share subject to certain adjustments. In determining the number of shares of Common Stock to be issued upon exercise, the Company adjusts the face value of the Prepaid Warrants upward to reflect penalties and the 7% annual discount. The adjusted value of the Prepaid Warrants was approximately $1.287 million at March 31, 1998 and exercise at that date would have required the issuance of 14,710,859 Common Shares. The Prepaid Warrants expire in January 2000 at which time they convert to Common Shares if not previously converted. Assuming the Prepaid Warrant holders hold to term, the Company will be required to issue 15,329,463 Common Shares at that time.

                The fixed exercise price of $0.0875 per share may be adjusted down (i) to 80% of the market price following certain changes in the Company's Common Stock including a reverse stock split, and
                (ii) to the price at which new securities are issued if at a price below $0.0875 per share.

                Secured Promissory Notes with Warrants on Conversion - In June 1997, the Company issued $500,000 of 12% secured promissory notes ("Secured Notes") for cash with the proceeds used to assist the Company to complete its financial restructuring. Interest is payable quarterly in cash and the Secured Notes are due on September 30, 1999. The Secured Notes are collateralized by the Company's issued and pending patents and the FlashBack(R) technology. The Secured Notes are convertible at the lowest conversion price of the Prepaid Warrants, which is currently fixed at $0.0875 per share. Upon a distribution in shares, subdivision, split-up, combination, reclassification or other change in the Common Stock the conversion price of the Secured Notes is the lesser of $0.0875 (or lower amount effective at the time) or 70% of the average closing bid price of the Common Stock for the 20 trading days after each such event.

                The Secured Notes are currently convertible into 5,714,286 shares of Common Stock. The Company may force conversion of the Secured Notes if the closing bid price of the Company's Common Stock is greater than $0.75 per share for ten (10) consecutive days and certain other conditions are met. Upon conversion, the Company is obligated to issue to each holder a warrant exercisable into the number of shares so converted at the conversion price, such warrants exercisable for a period of three years from issuance.

                Series A Redeemable Convertible Preferred Stock - In September 1997, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock with the Delaware Secretary of State, designating 100,000 shares of its preferred stock ("Series A Stock"). A total of 99,500 shares of Series A Stock were sold for cash at $10.00 per share for gross proceeds of $995,000.

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

                The Series A Stock is convertible into shares of Common Stock computed by dividing $10.00 plus accrued and unpaid dividends by the lesser of (i) $0.0875 or (ii) 80% of the average closing bid price for the Common Stock for the ten (10) trading days immediately following any and each distribution in shares, subdivision, split up, combination, reclassification, or other change in Common Stock.

                The Company is required to redeem the Series A Stock on September 1, 2000 ("Mandatory Redemption Date") and upon the occurrence of certain other events. The Company may redeem the Series A Stock earlier. The redemption price is $10.00 per share plus accrued and unpaid dividends.

                Based on the 99,500 shares of Series A Stock outstanding, at March 31, 1998 the Series A Stock was convertible into 11,830,411 Common Shares. Assuming the Series A Stock is held to term (September 1, 2000) the maximum number of shares issuable is 14,036,206.

                Warrants and Stock Options - At March 31, 1998 the Company had stock purchase warrants outstanding for the purchase of up to 1,918,911 shares of Common Stock at prices ranging from $0.15625 to $4.00 per share. The Company also had stock options outstanding exercisable into 2,735,340 common shares at prices ranging from $0.0875 to $3.65 per share.

                Potentially Dilutive Securities Issued After March 31, 1998 - In May and June of 1998, the Company completed the sale of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty ("Notes") due May 15, 1999. The Notes and interest are convertible into shares of Common Stock at $0.0875 per share, subject to certain adjustments. Accordingly, if converted at issue, these Notes would have been convertible into 11,428,571 shares of Common Stock. In connection with this sale, the Company issued warrants on 571,429 shares of Common Stock exercisable at $0.0875 per share and granted warrants to Mr. Norris and Mr. Putnam on an aggregate of 2,000,000 common shares exercisable at $0.10 per share for certain guarantees and inducements granted to purchasers of the Notes. Subsequent to March 31, 1998 the Company granted stock options to employees and others exercisable into 1,852,660 shares of Common Stock at $0.0875 per share.

        The conversion or exercise of the above securities that have already been paid for would be materially dilutive to existing stockholders and the exercise of unpaid options and warrants could be potentially dilutive in the future and such dilution could be material.

        The Board of Directors has no current plans to effect a reverse stock split and any such action would require the approval of the stockholders. However, any such reverse stock split in the future could have a material adverse effect on existing shareholders.

        LIMITED AUTHORIZED AND UNRESERVED STOCK. At March 31, 1998 the Company had 57,171,119 shares of Common Stock outstanding with 120,000,000 authorized shares of Common Stock. However, assuming the conversion of all convertible securities outstanding at March 31, 1998 and subsequently issued securities as described in "Recent Sales of Securities; Possible Future Dilution" above the Company would have approximately 115,650,000 shares of Common Stock outstanding. Accordingly, the Company has limited unissued or unreserved (for prepaid warrants, warrants and options) shares of Common Stock. This factor severely limits the Company's ability to obtain additional sources of financing, to respond to potential business opportunities or to attract and retain talented employees through the grant of stock options and other stock-based incentives.

        NO ACTIVE TRADING MARKET; VOLATILITY OF STOCK PRICE. The Company's shares are traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. ("NASD"). Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's Common Stock. Sales of substantial amounts of the Company's outstanding Common Stock in the public market could materially adversely affect the market price of the Common Stock. To date, the price of the Company's Common Stock has been extremely volatile. The Company believes that future announcements concerning the Company, its competitors or its principal customers, including technological innovations, new product introductions, governmental regulations, litigation or changes in operating results, may cause the market price of the Common Stock to fluctuate substantially in the future. Further, in recent years the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. These fluctuations as well as general economic, political and market conditions such as recessions or international currency fluctuations, may materially adversely affect the market price of the Common Stock. See "Risk Factors Recent Sales of Securities; Possible Future Dilution."

        IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and

        Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company.

        The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that the Company will continue to design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer peripheral and telephony markets will not change materially or adversely, that the computer peripheral and telephony markets will continue to experience steady growth, that demand for the Company's products will increase, that the Company will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that the Company's forecast will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized.

        In addition, as disclosed above, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause the Company's net sales or net income (or loss), or growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 29.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers and directors of the Company are as follows:


NAME                                AGE     POSITION
----                                ---     --------
Elwood G. Norris                    59      Chairman of the Board, Chief Executive Officer and Director
Alfred H. Falk                      43      President and Director
Robert Putnam                       39      Vice President, Secretary and Director
Renee Warden                        34      Controller


        ELWOOD G. NORRIS - Mr. Norris has been Chairman of the Board of Directors of the Company since 1988. From 1988 to October 1995, he was President and Chief Executive Officer. In October 1995 he was appointed Chief Technology Officer and in January, 1997 was re-appointed as Chief Executive Officer. Since 1980, Mr. Norris has also been a Director of ATC and served as its President and Chief Executive Officer until February 1994. He is currently Chief Technology Officer of

ATC. ATC is a publicly held consumer electronic products Company, from which the Company acquired JABRA. Since August 1989, he has served as director of Patriot and served as Chairman and Chief Executive Officer until June 1994. From June 1995 until June 1996, when he was re-appointed Chairman, Mr. Norris served as temporary President and Chief Executive Officer of Patriot. Patriot is a public company engaged in the development of microprocessor technology, digital modem products and radar and antenna engineering. He invented the patented EarPHONE technology owned by JABRA and is the primary inventor of the Company's digital recording technology. Mr. Norris devotes only part-time services to the Company, approximately 20 hours per week.

        ALFRED H. FALK - Mr. Falk was appointed President and a Director of the Company in January 1997. From March, 1995, prior to his appointment as President, he served as Vice President, Business Development and Vice President of OEM and International Sales of the Company. Before joining the Company, Mr. Falk was with Resources Internationale where he served as Director of U.S. Sales from 1993 to 1995. From 1988 to 1993, Mr. Falk was the Manager of OEM Sales and Technology Licensing for Personal Computer Products, Inc. in San Diego. From 1978 to 1988 Mr. Falk held several management positions at DH Technology and was instrumental in its successful start up. Mr. Falk attended Palomar College in San Marcos and Foothill College in Los Altos, California.

        ROBERT PUTNAM - Mr. Putnam was appointed Secretary of the Company in March 1988, and Vice President in April 1993. He was appointed a Director of the Company in 1995. He served as a Director of ATC from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as Vice President, Treasurer and Assistant Secretary of ATC. He has also served as Secretary/Treasurer of Patriot since 1989 and from 1989 to March 1998 was a director of Patriot. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the Company, approximately ten hours per week.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1998, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except as follows: Form 4's, each reporting one item, for a March 1998 transaction was filed late with the April 1998 report by Robert Putnam, Alfred H. Falk and Elwood G. Norris.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth for the years ended March 31, 1998, 1997 and 1996, the cash compensation of the Chief Executive Officer. No person who served as an Executive Officer of the Company during the fiscal year ended March 31, 1998 received total salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


                                                          Annual Compensation                      Long Term
                                         --------------------------------------------------       Compensation
Name and                                Fiscal                                        Other          Options        All Other
Principal Position                       Year           Salary          Bonus        Annual       (# of Shares)    Compensation
                                         ----          --------         -----        ------        -----------     ------------
Elwood G. Norris, Chairman               1998          $ 68,666          -0-          -0-          1,457,500(2)            -0-
and Chief Executive Officer (1)          1997          $105,788          -0-          -0-          -0-                $  5,940(3)
                                         1996          $163,500          -0-          -0-            400,000(4)            -0-

(1) In September 1995, the Company entered into an employment agreement with Elwood G. Norris, the Company's Chief Executive Officer. The employment agreement provides for payment of a base salary of $115,000 per year until October 31, 1997, when the base salary automatically increased 10% per year. The employment agreement, which terminates on September 30, 1999, further provides that Mr. Norris (or his estate) shall continue to receive his base salary for a period of not longer than twelve months in the event Mr. Norris is unable to fulfill his duties due to mental or physical disabilities or death. Under terms of the employment agreement, Mr. Norris also is entitled to participate in the Company's bonus pool and health insurance plan. From time to time, Mr. Norris has waived certain compensation due him under this employment agreement. There are no deferred amounts payable to Mr. Norris.

(2) A total of 250,000 of these options were voluntarily canceled during fiscal 1998 to allow warrant exercise by prepaid warrant holders.

(3) Represents bonus paid by issuance of 10,000 shares of Common Stock valued at $5,940.

(4) These options were voluntarily canceled during fiscal 1998 to allow warrant exercise by prepaid warrant holders. Mr. Norris also canceled an additional 107,500 options granted in previous years.


                                  OPTION GRANTS

Shown below is further information on grants of stock options to the Named Executive Officers reflected in the Summary Compensation Table shown above.


               OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 1998


                                               Percent of Total
                           Number of           Options Granted             Exercise      Expiration
        Name            Options Granted    to Employees in Fiscal Year      Price           Date
                          ---------        ---------------------------   ------------     ---------
Elwood G. Norris          700,000(1)               23%                   $     0.0875     6/20/2002
                          757,500                  25%                   $     0.0875     3/18/2003


(1) A total of 250,000 of these options were voluntarily canceled during the 1998 fiscal year to allow warrant exercise by prepaid warrant holders. On March 18, 1998 the balance of these options for 450,000 shares, originally set at an exercise price of $0.15625 per share were reset to $0.0875 per share. A total of 50% of these shares vest and become exercisable on June 20, 1998 and the balance on June 20, 1999.

             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

There were no options exercised by the Named Executive Officers during the fiscal year ended March 31, 1998. The following table provides information on unexercised options at March 31, 1998:


                                            FISCAL YEAR-END OPTION VALUES
                         -----------------------------------------------------------------------
                              Number of Unexercised                   Value of Unexercised
                                  Options At                        In-the-Money Options At
                                March 31, 1998                           March 31, 1998
                         --------------------------------         ------------------------------
Name                     Exercisable        Unexercisable         Exercisable      Unexercisable
                         -----------        -------------         -----------      -------------
Elwood G. Norris         757,500(1)          450,000(1)                $-0-            $-0-


(1)     The last sale price at March 31, 1998 was $0.084 per share.

The Company has not awarded stock appreciation rights to any employee of the Company and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations. The Company has no defined benefit or actuarial plans covering any person.

On March 18, 1998, the Board of Directors repriced an aggregate of 1,539,684 stock options previously granted to a total of 17 employees and others on June 20, 1997 from an exercise price of $0.15625 per share to an exercise price of $0.0875 per share. Included in this repricing were options on 450,000 shares granted to Mr. Norris as described above. The Board of Directors repriced the options on the basis of the decline in market price and the need to provide incentives to engineering and other personnel remaining with the Company during its restructuring. The management and engineering team are critical to the completion of the Lanier contract and the pursuit of other business. The California market in general and the San Diego

County market in particular are extremely competitive markets for technical and engineering personnel and in lieu of large salary increases, the Board of Directors determined that a repricing of the options was appropriate in the circumstances.

COMPENSATION OF DIRECTORS

No direct or indirect remuneration has been paid or is payable by the Company to the directors in their capacity as directors. It is anticipated that during the next twelve months that the Company will not pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form of reimbursement of expenses of attending directors' or committee meetings. However, directors have received in the past, and may receive in the future, stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following table sets forth, as of June 1, 1998, information regarding ownership of the Common Stock, by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, by each director and by all executive officers and directors of the Company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.


                                                NUMBER OF               PERCENT
           NAME                               SHARES OWNED              OF CLASS
                                            ---------------             --------
        Elwood G. Norris                    1,884,838 (1)(6)             3.1%
        Robert Putnam                         465,000 (2)(6)             0.8%
        Alfred H. Falk                        815,158 (3)                1.4%
        Gross Foundation, Inc.              5,825,808 (4)                9.2%
        Madison Trading, Inc.               4,180,008 (5)                6.7%
        All officers and directors
            as a group (4 persons)          3,196,996 (6)(7)             5.2%


*       Less than 1%

(1) Includes 225,300 shares owned by ATC as a result of Mr. Norris' 28% beneficial ownership and options exercisable within 60 days to purchase 1,175,000 shares. Excludes unvested options to purchase 225,000 shares.

(2) Includes options exercisable within 60 days to purchase 425,000 shares. Excludes unvested options to purchase 75,000 shares.

(3) Consists entirely of options exercisable within 60 days. Excludes unvested options to purchase 184,842 shares.

(4) Includes 1,490,000 shares owned at June 1, 1998 as reported to the Company by the holder and the maximum number of shares issuable on exercise of Prepaid Warrants or 4,335,808. The terms of the Prepaid Warrants being held preclude exercise beyond 9.9% beneficial ownership. Assuming all of the face value of $600,000 of Prepaid Warrants were exercisable at June 1, 1998, the shares issuable would be 8,799,781.

(5) Includes 340,000 shares owned at June 1, 1998 as reported to the Company by the holder and 3,840,008 shares issuable on the exercise of face value of $262,509 of Prepaid Warrants.

(6) Excludes warrants to purchase 1,500,000 and 500,000 shares granted to Mr. Norris and Mr. Putnam, respectively, on June 12, 1998 and after the date of this table.

(7) Includes options exercisable within 60 days to purchase 2,447,158 shares and the 225,300 shares owned by ATC and attributable to Mr. Norris.

The above table does not include ownership of over 5% of the Company's outstanding Common Stock that may beneficially exist by holders of Prepaid Warrants, convertible debt or preferred stock exercisable into Common Stock. The Company has no current information regarding the beneficial holdings of such holders, other than described above, but has not been advised by any holders, other than the Gross Foundation, Inc., that they beneficially own more than 5% of the Company's Common Stock.

PREFERRED STOCK

The following security ownership information is set forth as of June 1, 1998, with respect to certain persons or groups known to the Company to be beneficial owners of more than 5% of the Company's outstanding Series A Stock, the only class of preferred stock outstanding. Other than as set forth below, the Company is not aware of any other person who may be deemed to be a beneficial owner of more than 5% of the Company's preferred stock.

                                                         Amount and
                                                          Nature of
                                                         Beneficia l      Percent of
          Name and address of Beneficial Owner         Ownership(1)(3)     Class
          ------------------------------------         ---------------    ----------
             CCL PACIFIC LTD.                               20,000         20.1%
               David Chang, Director (2)
               1005A Lippo Tower
               89 Queensway, Central
               Hong Kong
             TAISHIN COMPANY (HONG KONG) LTD                15,000         15.1%
               Bunsei Ko, Director (2)
               Room 605 Central Building
               No. 1 Pedder Street, Central
               Hong Kong
             CANUSA TRADING LTD.                             7,500          7.5%
               W.A. Manuel, Director (2)
               37 Reid Street, 2nd Flr., Armoury
             Bldg.
               Hamilton, Bermuda
             NEO OPTICS LTD.                                 7,500          7.5%
               Douglas Tufts, Director (2)
              1600-555 Burrard Street
               Vancouver, B.C. V7X1S6  Canada
             PARIL HOLDING                                   7,500          7.5%
               Josef Goldenberg, Director (2)
               137 Martastrasse
               Zurich 8040 Switzerland
             R. KIRK AVERY                                   5,000          5.0%
               6121 Vista de la Mesa
               La Jolla, California  92037
             JERRY E. POLIS FAMILY TRUST                     5,000          5.0%
               Jerry E. Polis, Trustee (2)
               3188 Bel Air Drive
               Las Vegas, Nevada  89109
             BARBARA C. ROEMER                               5,000          5.0%
               7175 Eads Avenue
               La Jolla, California  92037
             TIA LTD.
               David Roberts, Director (2)
               1600-555 Burrard Street                       5,000          5.0%
               Vancouver, B.C. V7X1S6  Canada
             ARCADIA MUTUAL FUND INC.                        5,000          5.0%
               Nancy Lake, President (2)
               55 Frederick Street
               Box CB  13029
               Nassau, Bahamas


(1) Represents number of shares of Series A Stock, held as of May 31, 1998. At such date an aggregate of 99,500 shares of preferred stock were issued and outstanding convertible into an aggregate of 11,982,457 shares of Common Stock.

(2) The Company believes that the representative named has the authority to vote the shares on behalf of the preferred stockholder.

(3) The Company has no additional information regarding beneficial ownership of Common Stock by the holders of preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Elwood Norris, Chairman and Chief Executive Officer of the Company, is also a Director of ATC. He is the beneficial owner of 2,934,634 shares of ATC (representing approximately 28% of its issued and outstanding capital) and Robert Putnam, the Vice President/Secretary and a Director of the Company is also Vice President, Treasurer and Assistant Secretary of ATC. He is the beneficial owner of 420,000 shares of ATC (representing approximately 4% of its issued and outstanding shares).

Commencing July 11, 1997 the Company jointly leased with ATC an aggregate of 12,925 square feet of engineering office space at 13114 Evening Creek Drive South, San Diego, California of which the Company occupies approximately 5,500 square feet at a cost of $5,800 per month. From April 1, 1996 to July 1, 1997, the Company provided approximately 2,407 square feet of space at the Company's 12725 Stowe Drive, Poway, California facility and certain support services to ATC at the rate of $3,095 per month. As of September 30, 1997, the Stowe Drive lease was terminated. The Company believes that the terms of these arrangements are no less favorable than could be obtained from an independent and unaffiliated party.

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

Officer and Director Robert Putnam also acts as Treasurer and Secretary of Patriot where he ultimately reports to the Board of Directors of which Mr. Norris is Chairman. Mr. Putnam is also Vice President, Treasurer and Assistant Secretary of ATC, a company effectively controlled by Mr. Norris. The possibility exists that these other relationships could affect Mr. Putnam's independence as a director of the Company. The Company has not provided a method of resolving this conflict and probably will not do so, partly due to inevitable extra expenses and delay any measures would occasion. Mr. Norris and Mr. Putnam are obligated to perform their duties in good faith and to act in the best interest of the Company and its stockholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Norris or Mr. Putnam would be excluded from liability or indemnified if they breached their loyalty to the Company.

On June 12, 1998, the Company granted Mr. Norris a stock purchase warrant to purchase 1,500,000 shares of Common Stock at $0.10 per share until June 12, 2003 in consideration of Mr. Norris providing a limited personal guarantee (consisting of up to 200,000 shares of ATC stock owned by Mr. Norris) to facilitate the offering and sale by the Company of the Notes. The Company also granted to Mr. Putnam a stock purchase warrant to purchase 500,000 shares at $0.10 per share until June 12, 2003 in consideration of Mr. Putnam providing purchasers of the Notes an option to purchase up to 25,000 shares of ATC stock owned by him. The Company believes the Company would have been unable to obtain the Note financing without the inducement provided by Mr. Norris and Mr.
Putnam.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by the Company as indicated below.


Exhibit
Number                Description of Exhibit
------                ----------------------
2.1        Share Exchange Agreement among the Company, Norcom Communications
           Corporation, and American Technology Corporation, dated for reference
           March 23, 1988 and filed as an Exhibit to the Company's Registration
           Statement on Form 10, as amended.

Exhibit
Number                Description of Exhibit
------                ----------------------
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

2.4        Plan and Agreement of Reorganization among the Company, CAD Co.
           Engineering, Inc. and CADCO Design Group, Inc., dated June 1, 1992 and filed as an Exhibit to the Company's Registration Statement on Form 10, as amended.

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

3.1.1      Certificate of Amendment of Certificate of Incorporation of Norris
           Communications, Inc. filed with the State of Delaware on January 14,
           1998 and filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

3.2        Bylaws of Norris Communications, Inc., filed as Exhibit C to the
           Company's July 3, 1996 Proxy Statement.

3.3        Certificate of Designation of Preferences, Rights and Limitations of
           Series A Redeemable Convertible Preferred Stock filed with the State of Delaware on September 19, 1997 and filed as Exhibit 3.3 to the Company's Current Report on Form 8-K dated October 3, 1997.

4.1 Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996),filed as Exhibit B to the Company's
           July 3, 1996 Proxy Statement.

4.2        Bylaws of Norris Communications, Inc., filed as Exhibit C to the
           Company's July 3, 1996 Proxy Statement.

4.3        Form of Warrant Agreement dated June 7, 1996 for an aggregate of
           $3,805,900 issued to a total of twelve investors and filed as an Exhibit to the Company's Current Report on Form 8-K dated April 5,
           1996.

4.3.1 Form of Amendment No. 1 to Common Stock Warrant between the Company and three Warrant Holders holding an aggregate of $1,154,409 face value of warrants granted in July and August 1996 (Each Amendment is identical except for the dates and the name of the Warrant Holder), filed as Exhibit 4.11.1 to the Company's Form 8-K, dated September
           10, 1997.

4.4        Warrant Agreement for 401,924 shares of Common Stock between the
           Company and Klein Investment Group, L.P. (formerly known as Iacocca
           Capital Partners, L.P.) dated August 7, 1997 and filed previously as an Exhibit to the Company's Current Report on Form 8-K dated August
           29, 1996.

4.4.1      First Amendment to Common Stock Warrant, Termination of January 7,
           1997 Letter Agreement and Amendment to Consulting Agreement dated
           September 29, 1997 between the Company and Klein Investment Group,
           L.P., filed as Exhibit 4.12.1 to the Company's Form 10-QSB for the quarter ended September 30, 1997.

Exhibit
Number                Description of Exhibit
------                ----------------------
4.5        Note Agreement and Form of Note between the Company and nine investors dated August 23, 1997 and filed previously as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB dated March 31, 1997.

*4.6       Form of Series 98A 12% Convertible Promissory Note with Limited
           Guaranty ("Notes") due May 15, 1999 between the Company and 6 investors for an aggregate of $1,000,000 (individual notes vary as to date, amount and payee)

*4.7 Stock Purchase Warrant dated June 3, 1998 for 571,429 Common Shares between the Company and Renwick Corporate Finance, Inc.

*4.8 Form of Stock Purchase Warrant dated June 12, 1998 entered into between the Company and Elwood G. Norris and Robert Putnam for an aggregate of 2,000,000 shares (1,500,000 shares as to Mr. Norris and 500,000 shares as to Mr. Putnam)

10.1 Stock Purchase Warrant for 33,750 Common Shares between the Company and Cruttenden & Co., Inc. dated July 15,1994 and filed as Exhibit
           4.3 to the Company's 1995 Form 10-KSB.

10.2 Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as
           Exhibit 4.4 to the Company's 1995 Form 10-KSB.

10.2.1 First Amendment to Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated November 14,
           1994 and filed as Exhibit 4.4.1 to the Company's 1995 Form 10-KSB.

10.2.2 Second Amendment to Stock Purchase Warrant (for 300,000 shares), dated August 1, 1995 and filed as Exhibit 10.5.5 to the Company's
           Form 8-K dated October 27, 1995.

10.3 Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as
           Exhibit 4.5 to the Company's 1995 Form 10-KSB.

10.3.1 First Amendment to Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated November 14,
           1994 and filed as Exhibit 4.5.1 to the Company's 1995 Form 10-KSB.

10.3.2 Second Amendment to Stock Purchase Warrant (for 150,000 shares), dated August 1, 1995 and filed as Exhibit 10.5.4 to the Company's
           Form 8-K dated October 27, 1995.

10.4 Stock Purchase Warrant (for 200,000 shares) dated August 1, 1995 and filed as Exhibit 10.5.6 to the Company's Form 8-K dated October 27,
           1995.

10.4       Warrant Agreement for 82,100 Common Shares between the Company and
           Comdisco, Inc. dated as of August 15, 1994 and filed as Exhibit 4.6 to the Company's 1995 Form 10-KSB.

10.5 Warrant Agreement No. 1 for 106,986 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 1, 1995 and filed as
           Exhibit 4.7 to the Company's 1995 Form 10-KSB.

10.5.1 Warrant Agreement No. 2 for 87,300 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 17, 1995 and filed as Exhibit 4.7.1 to the Company's 1995 Form 10-KSB.

10.5.2     First Amendments to Warrant Agreements No. 1, 2 and 3 between the
           Company and Pennsylvania Merchant Group Ltd. dated as of September
           29, 1997, filed as Exhibit 4.7.3 to the Company's Form 10-QSB for the quarter ended September 30, 1997.

10.6       Master Lease Agreement between Comdisco, Inc. and American Surface
           Mounted Devices, Inc. dated as of August 15, 1994 and filed as
           Exhibit 10.7 to the Company's 1995 Form 10-KSB.

10.6.1     First Amendment to Warrant Agreement between the Company and First
           Bermuda Securities Ltd. dated as of September 30, 1997, filed as
           Exhibit 4.10.1 to the Company's Form 10-QSB for the quarter ended
           September 30, 1997.

Exhibit
Number                Description of Exhibit
------                ----------------------
10.7       Form of Warrant Agreement dated June 7, 1996 for an aggregate of
           $3,805,900 issued to a total of twelve investors and filed as an
           Exhibit to the Company's Current Report on Form 8-K dated April 5,
           1996.

10.7.1 Form of Amendment No. 1 to Common Stock Warrant between the Company and three Warrant Holders holding an aggregate of $1,154,409 face value of warrants granted in July and August 1996 (Each Amendment is identical except for the dates and the name of the Warrant Holder), filed as Exhibit 4.11.1 to the Company's Form 8-K, dated September
           10, 1997.

10.8       Warrant Agreement for 401,924 Common Shares between the Company and
           Klein Investment Group, L.P. (formerly known as Iacocca Capital
           Partners, L.P.) dated August 7, 1996 and filed previously as an Exhibit to the Company's Current Report on Form 8-K dated August 29,
           1996.

10.9       Placement Agent's Warrant Agreement between Auerback, Pollack &
           Richardson, Inc. and the Company, filed as Exhibit 10.17 to the Company's Form 8-K dated November 13, 1995.

10.10 Warrant Certificate Issued to Auerbach, Pollak & Richardson, Inc. and filed as Exhibit 10.18 to the Company's Form 8-K dated November 13,
           1995 and filed previously as an Exhibit to the Company's Current
           Report on Form 8-K, dated November 13, 1995.

10.10.1    Release and Termination of Right of First Refusal and Amendment to
           Warrant between the Company and Auerbach, Pollak & Richardson, Inc.
           dated May 13, 1996 and filed previously as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended
           March 31, 1996.

10.10.2 Form of Amendment to Warrant Certificate and Warrant Agreement between the Company and Auerbach, Pollack & Richardson, Inc. and six individual assignees (identical amendments except as to the number of shares (total of 128,067 shares) and the name of holder) dated as of September 30, 1997, filed as Exhibit 10.18.2 to the Company's Form
           10-QSB for the quarter ended September 30, 1997.

10.11      Warrant Agreement for 150,000 Common Shares between the Company and
           Higham, McConnell & Dunning dated October 10, 1996 and filed previously as an Exhibit to Registration Statement No. 333-13779.

10.11.1    Amendment No. 1 to Stock Purchase Warrant Agreement between the
           Company and Higham, McConnell & Dunning dated September 30, 1997, filed as Exhibit 4.13.1 to the Company's Form 10-QSB for the quarter ended September 30, 1997.

10.12 Note Agreement and Form of Note between the Company and nine investors dated August 23, 1997 and filed previously as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB dated March 31, 1997.
           10.13 Stock Option Plan adopted by the Company on August 21, 1992
           ("1992 Plan"), filed as Exhibit 10.10 to the Company's Registration
           Statement on Form 10, as amended.

10.14      Stock Option Plan adopted by the Company on September 29, 1994 ("1994
           Plan"), filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB.

*10.14.1   First Amendment to Stock Option Plan adopted by the Company on
           January 26, 1996

*10.14.2   Second Amendment to Stock Option Plan adopted by the Company on
           September 3, 1997

10.15      Employment Agreement dated September 12, 1995 between the Company and
           Elwood G. Norris, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

10.16.1    Employment Agreement dated September 8, 1995 between the Company and
           Robert Putnam, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

10.17      Placement Agreement dated April 16, 1996 between the Company and
           Iacocca Capital Partners, L.P., filed as an Exhibit to the Company's
           Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

Exhibit
Number                Description of Exhibit
------                ----------------------
10.18      Form of Registration Rights Agreement effective June 7, 1996 between
           11 investors and the Company aggregating $1,694,100, filed as an
           Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

10.19      First Amendment to Placement Agreement dated May 20, 1996 between the
           Company and Iacocca Capital Partners, L.P., filed as an Exhibit to
           Registration Statement No. 333-7709.

10.20      Agreement dated July 30, 1996 between the Company and Greystone
           Capital, Ltd., filed as an Exhibit to Registration Statement No.
           333-7709

10.21      OEM Purchase Agreement dated October 18, 1996 between the Company and
           Sanyo Information Systems (U.K.) Ltd., filed as an Exhibit to
           Registration Statement 333-7709.

10.22      Release and Waiver Agreement between the Company and certain Selling
           Shareholders, filed as an Exhibit to Registration Statement No.
           333-7709.

10.23      Agreement dated January 6, 1997 between the Company and Lanier
           Worldwide, Inc., filed as an Exhibit to Registration Statement No.
           333-7709 [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 406].

10.24 Controlled Liquidation and Lock Up Agreement dated March 1997 between the Company and certain Selling Shareholders filed as Exhibit 10.31 to Registration Statement 333-7709.

10.25      Consulting Agreement (with Warrants) between the Company and Klein
           Investment Group, L.P. dated January 7, 1997, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended
           March 31, 1997.

10.25.1    Amendment to the Consulting Agreement (with Warrants between the
           Company and Klein Investment Group, L.P. dated January 7, 1997, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.25.2    First Amendment to Common Stock Warrant, Termination of January 7,
           1997 Letter Agreement and Amendment to Consulting Agreement dated
           September 29, 1997 between the Company and Klein Investment Group,
           L.P., filed as Exhibit 4.12.1 to the Company's Form 10-QSB for the quarter ended September 30, 1997.

10.26 Note Agreement and form of Note between the Company and nine investors dated June 13, 1997 for an aggregate of $500,000, filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.26.1 Collateral Patent Assignment between the Company and nine investors dated June 13, 1997, filed as an Exhibit to the Company's Annual
           Report on Form 10-KSB for the fiscal year ended March 31, 1997.

10.27      Lease Settlement Agreement and Promissory Note dated as of September
           30, 1997 between the Company and Pomerado Properties, filed as
           Exhibit 10.13.1 to the Company's Form 10-QSB for the quarter ended
           September 30, 1997.

*21.1      List of subsidiaries.

*23.2      Consent of Ernst & Young.

*27.1      Financial Data Schedule.

*       Filed concurrently herewith.

(b) REPORTS ON FORM 8-K.

The Company filed the following report on Form 8-K during the last fiscal quarter ended March 31, 1998: NONE

     * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *
                   NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998 and 1997


                                                                                      Page
                                                                                      ----
        CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY

        Report of Independent Auditors                                                 F-1

        Consolidated Balance Sheets as at March 31, 1998                               F-2
          and 1997

        Consolidated Statements of Operations for the years                            F-3
          ended March 31, 1998 and 1997

        Consolidated Statements of Common Stockholders' Equity (Deficiency) for        F-4
          the years ended March 31, 1998 and 1997

        Consolidated Statements of Cash Flows for the years                            F-5
          ended March 31, 1998 and 1997

        Notes to Consolidated Financial Statements                                     F-6

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders of
NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY as of March 31, 1998 and 1997 and the related consolidated statements of operations, common stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Norris Communications, Inc. and subsidiary at March 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has an accumulated deficit. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada,
June 2, 1998 (except as to Note 18[b]                      /s/ ERNST & YOUNG
which is as of June 12, 1998).                             Chartered Accountants

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
          (See Note 1 - Nature of Operations and Basis of Presentation)

As at March 31


                                                                                    1998                 1997
                                                                                     $                    $
----------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                                           62,370               176,158
Accounts receivable, less allowance for doubtful
  accounts of $953 and $36,330, respectively                                        54,659                30,097
Amounts receivable on research and development contract [note 11]                  167,981                    --
Inventory [note 6]                                                                 180,751             1,648,863
Prepaid expenses and other                                                          10,240                    --
Property and equipment held for sale                                                    --                68,567
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               476,001             1,923,685
----------------------------------------------------------------------------------------------------------------
Property and equipment [note 7]                                                    137,890               199,320
Intangible assets, net of accumulated amortization
  of $9,764 and $32,341, respectively [note 10]                                     14,645                42,068
----------------------------------------------------------------------------------------------------------------
                                                                                   628,536             2,165,073
================================================================================================================

LIABILITIES, PREFERRED STOCKHOLDERS' EQUITY
  AND COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable, trade                                                            682,927             1,264,150
Other accounts payable and accrued liabilities [note 17]                           655,781             1,049,697
Advances on research and development contract [note 11]                                 --               174,341
Current portion of term note payable [note 9]                                       48,334                    --
----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                        1,387,042             2,488,188
----------------------------------------------------------------------------------------------------------------
Term note payable [note 9]                                                          90,084                    --
Secured notes payable [note 10]                                                    500,000                    --
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                1,977,126             2,488,188
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies [notes 1, 14 and 15]
PREFERRED STOCKHOLDERS'
EQUITY Series A, convertible voting preferred stock, $.001 par value, redeemable at $10 plus accrued and unpaid dividends at
  8% cumulative, 100,000 shares authorized, 99,500
  outstanding [note 13]                                                                100                    --
Additional paid-in capital                                                       1,002,562                    --
----------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCKHOLDERS' EQUITY                                             1,002,662                    --
----------------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $.001 par value, authorized 120,000,000
  [1997 - 60,000,000], 57,171,119 and 23,370,008 shares
  outstanding, respectively [notes 13 and 18]                                       57,171                23,370
Additional paid-in capital [note 13]                                            31,333,437            28,459,269
Prepaid warrants [notes 13 and 16]                                                 903,996             3,276,505
Contributed surplus                                                              1,592,316             1,592,316
Accumulated deficit                                                            (36,238,172)          (33,674,575)
----------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)                                  (2,351,252)             (323,115)
----------------------------------------------------------------------------------------------------------------
                                                                                   628,536             2,165,073
================================================================================================================

See accompanying notes

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended March 31




                                                    1998                 1997
                                                     $                    $
--------------------------------------------------------------------------------
REVENUES - products                                454,473              613,791
         - services [note 11]                      625,172               39,909
--------------------------------------------------------------------------------
                                                 1,079,645              653,700
--------------------------------------------------------------------------------
Cost of sales - products                         1,764,049            2,111,999
              - services [note 11]                 581,577               68,533
--------------------------------------------------------------------------------
                                                 2,345,626            2,180,532
--------------------------------------------------------------------------------
Gross profit (loss)                             (1,265,981)          (1,526,832)
--------------------------------------------------------------------------------

OPERATING EXPENSE
Selling and administrative                       1,132,885            4,047,227
Research and related expenditures                  261,619              922,954
Restructuring charge [note 17]                          --            2,228,001
--------------------------------------------------------------------------------
                                                 1,394,504            7,198,182
--------------------------------------------------------------------------------
Operating loss                                  (2,660,485)          (8,725,014)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest expense                                   (59,953)             (79,518)
Non-cash interest expense [note 2]                      --           (1,097,561)
Interest income                                     11,731               28,691
Gain on sale of property and equipment               4,798                   --
Gain on sale of investment [note 8]                     --              276,300
Write-down of intangible assets                    (19,978)                  --
Other income                                       160,290                   --
--------------------------------------------------------------------------------
                                                    96,888             (872,088)
--------------------------------------------------------------------------------
Loss before provision for income taxes          (2,563,597)          (9,597,102)
Provision for income taxes [note 12]                    --                   --
--------------------------------------------------------------------------------
LOSS FOR THE YEAR                               (2,563,597)          (9,597,102)
================================================================================

LOSS PER SHARE                                        (.06)               (0.44)
================================================================================

See accompanying notes

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                           CONSOLIDATED STATEMENTS OF
                    COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)

Year ended March 31





                                                        COMMON STOCK          ADDITIONAL
                                                    --------------------       PAID-IN        PREPAID    CONTRIBUTED  ACCUMULATED
                                                    SHARES        AMOUNT       CAPITAL        WARRANTS     SURPLUS      DEFICIT
                                                      #             $             $              $            $            $
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996                           15,103,703   21,762,337            --            --     1,592,316   (24,077,473)
Stock issued on legal settlement                      85,000      127,500            --            --            --            --
Stock issued on conversion of convertible
  notes payable                                    4,366,050    4,319,486            --            --            --            --
Issuance of common stock for cash                  2,666,075    1,699,444            --            --            --            --
Transfer from common stock to additional
  paid-in capital resulting from change to
  $.001 par value shares from no par value
  shares [note 13]                                        --  (27,886,546)   27,886,546            --            --            --
Stock issued as directors' fees                       60,000           60        35,580            --            --            --
Issuance of prepaid warrants for cash                     --           --            --     3,396,505            --            --
Stock issued on exercise of prepaid warrants         392,702          393       119,607      (120,000)           --            --
Stock issued as payment for professional
  services rendered                                  696,478          696       417,536            --            --            --
Loss for the year                                         --           --            --            --            --    (9,597,102)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                           23,370,008       23,370    28,459,269     3,276,505     1,592,316   (33,674,575)
Stock issued on legal settlement                     400,000          400        87,100            --            --            --
Stock issued as compensation                         387,175          387       124,149            --            --            --
Stock issued on exercise of prepaid warrant       30,587,851       30,588     2,341,921    (2,372,509)           --            --
Stock issued pursuant to private placement fees      457,484          457          (457)           --            --            --
Stock issued as payment for professional
  services rendered                                1,968,601        1,969       361,617            --            --            --
Loss for the year                                         --           --            --            --            --    (2,563,597)
Dividends on Series A preferred stock [note 13]           --           --       (40,162)           --            --            --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                           57,171,119       57,171    31,333,437       903,996     1,592,316   (36,238,172)
=================================================================================================================================

See accompanying notes

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended March 31




                                                                         1998             1997
                                                                          $                $
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                                     (2,563,597)      (9,597,102)
Adjustments to reconcile loss to net cash used by
  operating activities:
  Depreciation and amortization                                           77,801          412,416
  Loss (gain) on disposal of property and equipment                       (4,798)         365,864
  Write-down of property and equipment                                        --          376,538
  Professional services paid by issuance of common stock                 363,586          418,232
  Directors' fees paid by issuance of common stock                            --           35,640
  Compensation paid by issuance of common stock                          124,536               --
  Legal settlement paid by issuance of common stock                       87,500          127,500
  Interest charges on convertible notes payable paid by issuance
    of common stock                                                           --           33,772
  Non-cash interest expense                                                   --        1,097,561
  Gain on sale of investment                                                  --         (276,300)
  Write-down of intangible assets                                         19,978               --
Changes in assets and liabilities:
  Accounts receivable                                                    (24,562)          64,522
  Amounts receivable on research and development contract               (167,981)              --
  Inventory                                                            1,468,112        1,594,382
  Prepaid expenses and other                                             (10,240)         226,436
  Accounts payable, trade                                               (581,223)      (1,290,059)
  Other accounts payable and accrued liabilities                        (205,498)         437,641
  Advances on research and development contract                         (174,341)         174,341
-------------------------------------------------------------------------------------------------
CASH (USED IN) OPERATING ACTIVITIES                                   (1,590,727)      (5,798,616)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                        (9,628)        (153,644)
Proceeds on disposal of property and equipment                            74,067           98,175
Proceeds on sale of investment                                                --          276,300
-------------------------------------------------------------------------------------------------
CASH PROVIDED BY INVESTING ACTIVITIES                                     64,439          220,831
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayments under demand loan payable                                          --       (2,185,546)
Repayment of term note payable                                           (50,000)              --
Proceeds from issuance of secured notes payable                          500,000               --
Proceeds from sale of redeemable preferred stock                         962,500               --
Proceeds from issuance of prepaid warrants                                    --        3,396,505
Proceeds from issuance of shares                                              --        1,699,444
-------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                  1,412,500        2,910,403
-------------------------------------------------------------------------------------------------

DECREASE IN CASH DURING THE YEAR                                        (113,788)      (2,667,382)
Cash and cash equivalents, beginning of year                             176,158        2,843,540
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    62,370          176,158
=================================================================================================

See accompanying notes

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997




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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $36,238,172 at March 31, 1998 [1997 - $33,674,575]. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) focusing sales and marketing on the OEM markets; (ii) focusing on the completion of the research and development contract and planned manufacturing; and (iii) controlling overhead and expenses. There can be no assurance the Company can attain profitable operations in the future.

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

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Norris Communications, Inc. ("NCI") (a company incorporated in the State of California). All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, accounts payable, trade, other accounts payable and accrued liabilities, term note payable and secured notes payable approximate their fair values.

CASH EQUIVALENTS

Cash equivalents, consisting of commercial paper with maturities of less than 90 days, certificates of deposit and money market funds, are recorded at cost, which approximates market value.

TRANSLATION OF FOREIGN CURRENCIES

Monetary assets and liabilities are translated into U.S. dollars at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated into U.S. dollars at the rates prevailing on the respective transaction dates. Gains and losses on foreign currency transactions, which have not been material, are reflected in the consolidated statements of operations.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Previously the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding during 1998 was 47,419,643 [1997 - 21,205,287]. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's losses for the years presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options, warrants, convertible secured notes payable, redeemable convertible preferred stock and prepaid warrants exercisable into 41,084,409 shares of common stock were outstanding as at March 31, 1998 and stock options, warrants and prepaid warrants exercisable into 18,259,528 shares of common stock were outstanding as at March 31, 1997. These securities were not included in the computation of diluted EPS because of the losses, but could potentially dilute EPS in future years. All prior year loss per share data is presented in conformity with the requirements of SFAS No. 128.

INVESTMENT

The Company's 58,600 shares or approximately 2.5% investment in JABRA Corporation ("JABRA"), a private corporation, is accounted for using the cost method [see Note 8].

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

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

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

INTANGIBLE ASSETS

Intangible assets include costs relating to obtaining patents, which are deferred when management is reasonably certain the patent will be granted. Upon granting of the patent, such costs will be amortized to operations over the life of the patent. If management determines that development of products to which patent costs relate is not reasonably certain, or that deferred patent costs exceed net recoverable value, such costs are charged to operations.

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

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

STOCK OPTIONS GRANTED

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which encourages companies to recognize compensation expense for stock-based awards based on their estimated fair value on the date of the grant. SFAS 123, effective for the period ended March 31, 1997, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data must be provided in the footnotes to the consolidated financial statements. The Company supplementally discloses the required pro forma information as if the fair value method had been adopted effective April 1, 1995 [see Note 13].

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

2. SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The adoption of these statements will have no material impact on the Company's consolidated financial statements and the results of operations and financial position will be unaffected by their implementation.


3. CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

An amount owing from one major customer comprises 80% of accounts receivable at March 31, 1998.


4. MAJOR CUSTOMERS AND EXPORT SALES

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two major customers comprise 58% and 32%, respectively, of revenues in 1998. Sales to three major customers comprise 31%, 17% and 12%, respectively, of revenues in 1997. During 1998, the Company had export sales of approximately $359,000 [1997 - $155,000].

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

5. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:

                                                                     1998           1997
                                                                      $              $
------------------------------------------------------------------------------------------
Non-cash financing activities:
  Professional services paid by issuance of common stock            363,586        418,232
  Compensation paid by issuance of common stock                     124,536             --
  Directors' fees paid by issuance of common stock                       --         35,640
  Legal settlement paid by issuance of common stock                  87,500        127,500
  Interest charges on convertible notes payable paid by
    issuance of common stock                                             --         33,772
  Common stock issued on conversion of convertible notes
    payable                                                              --      4,285,714
  Common stock issued on exercise of prepaid warrants             2,372,509        120,000

Cash payments for interest and income taxes were as follows:
  Interest                                                           58,800         45,746
  Income taxes                                                           --             --
==========================================================================================

6. INVENTORY


                             1998              1997
-----------------------------------------------------
                              $                 $

Raw materials              109,960            666,634
Work in process                 --            179,967
Finished goods              70,791            802,262
-----------------------------------------------------
                           180,751          1,648,863
=====================================================


During 1995, the Company introduced a new electronic product for sale in the retail market. The amount of revenues to date from the sale of the electronic product have not been significant. In addition, the Company's experience with sales returns and warranty provisions has been limited. At March 31, 1997, inventory of the Company is substantially all comprised of three successive models of the electronic product. During 1998, the Company wrote-off all remaining raw materials used in the manufacture of the electronic product. At March 31, 1998, finished goods is substantially comprised of the two latest models of the electronic product.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

6. INVENTORY (CONT'D.)

Management of the Company has established, in the normal course of business, provisions for sales returns, warranty and obsolescence in respect of sales to March 31, 1998 and inventory as at March 31, 1998. No estimate can be made of the range of amounts of loss that are reasonably possible should actual experience exceed estimates for sales returns or warranty costs.


7. PROPERTY AND EQUIPMENT


                                                       ACCUMULATED
                                                     DEPRECIATION AND   NET BOOK
                                           COST        AMORTIZATION       VALUE
                                             $               $              $
--------------------------------------------------------------------------------
1998
Computer hardware and software            192,109        102,421          89,688
Furniture and equipment                    48,258         46,265           1,993
Machinery and equipment                   177,883        135,678          42,205
Leasehold improvements                      4,664            660           4,004
--------------------------------------------------------------------------------
                                          422,914        285,024         137,890
================================================================================

1997
Computer hardware and software            187,645         64,962         122,683
Furniture and equipment                    55,758         46,738           9,020
Machinery and equipment                   177,883        110,266          67,617
--------------------------------------------------------------------------------
                                          421,286        221,966         199,320
================================================================================


8. INVESTMENT IN JABRA

The Company owns 58,600 common shares of JABRA or approximately 2.5% of JABRA's common shares with a carrying value of $Nil on the Company's consolidated balance sheets. During 1997, the Company sold 859,266 common shares of JABRA for cash proceeds of $276,300 and recorded a gain on sale of investment of $276,300.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

9. TERM NOTE PAYABLE


                                                                            1998
                                                                             $
--------------------------------------------------------------------------------

Term note payable, unsecured, interest at 10% per
annum, with monthly payments of principal and
interest of $5,000, maturing November 1, 2000                            138,418

Less current portion                                                      48,334
--------------------------------------------------------------------------------
                                                                          90,084
================================================================================

Principal repayments under the term note payable are:
                                                                             $
--------------------------------------------------------------------------------

1999                                                                      48,334
2000                                                                      53,395
2001                                                                      36,689
--------------------------------------------------------------------------------
                                                                         138,418
================================================================================

10. SECURED NOTES PAYABLE

In June 1997, the Company issued $500,000 of 12% secured notes payable ("Secured Notes") for cash with the proceeds used to assist the Company to complete its financial restructuring. Interest is payable quarterly in cash and the Secured Notes are due on September 30, 1999. The Secured Notes are collateralized by the Company's issued and pending patents and Flashback technology. The Secured Notes are convertible at the lowest conversion price of the prepaid warrants [see Note 16], which is currently fixed at $0.0875 per share. Upon a distribution in shares, subdivision, split-up, combination, reclassification or other change in the common stock, the conversion price of the Secured Notes is the lesser of $0.0875 (or lower amount effective at the time) or 70% of the average closing bid price of the common stock for the 20 trading days after each such event.

The Secured Notes are currently convertible into 5,714,286 shares of common stock and 5,714,286 warrants to acquire common stock. Each warrant is exercisable at the conversion price into one share of common stock for a period of three years from issuance of the warrants. The Company may force conversion of the Secured Notes if the closing bid price of the Company's common stock is greater than $0.75 per share for ten (10) consecutive days and certain other conditions are met.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997

11. RESEARCH AND DEVELOPMENT CONTRACT

The Company has entered into a long-term contract with an independent company to provide research and development services. The Company will receive cash of up to $860,000 for engineering services. Costs not specified in the contract are the responsibility of the independent company. The contract requires the Company to produce a working prototype by October 1998 which conforms to the product specifications defined in the contract. To date, the Company has incurred $650,110 [1997 - $68,533] in direct costs of initial development work and has recorded $665,081 [1997 - $39,909] of revenue related to the contract. Total payments received to date on the contract are $497,100 [1997 - $214,250]. At March 31, 1998, amounts receivable on research and development contract includes $44,174 billed and $123,807 unbilled.


12. INCOME TAXES

The Company accounts for income taxes under the liability method required by FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $1,984,000 has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                          1998             1997
                                                            $                $
--------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Tax over book depreciation                               440,000         301,000
--------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                           440,000         301,000
--------------------------------------------------------------------------------

DEFERRED TAX ASSETS
Bad debt reserve                                             --           15,000
Inventory capitalization                                  10,000          70,000
Inventory reserve                                         56,000         210,000
Net operating loss carryforwards                      10,274,000       8,169,000
Warranty reserve                                          11,000          14,000
Other                                                    293,000          43,000
--------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                             10,644,000       8,521,000
Valuation allowance for deferred tax assets          (10,204,000)     (8,220,000)
--------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                  440,000         301,000
--------------------------------------------------------------------------------

NET DEFERRED TAX                                             --              --
================================================================================

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


12. INCOME TAXES (CONT'D.)

The net provision for income taxes in 1998 and 1997 is $Nil as the Company incurred losses in those years. Pre-tax income (loss) from Canadian operations was $Nil in 1998 and approximately $681,000 in 1997.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:


                                                 LIABILITY METHOD
                                                 ----------------
                                               1998             1997
                                                %                %
--------------------------------------------------------------------
U.S. federal statutory rate                     35.0           35.0
U.S. federal net operating loss rate           (35.0)         (35.0)
U.S. state tax rate                             --             --
Canadian statutory rate                         --             45.6
Canadian non-capital loss rate                  --            (45.6)
--------------------------------------------------------------------
Effective rate on operating loss                --             --
====================================================================


The Company has U.S. net operating loss carryforwards available at March 31, 1998 of approximately $27,386,000 and $11,980,000 for federal and state tax purposes, respectively, to offset income in future years. These carryforwards will begin to expire in the years 2005 and 1999, respectively, unless previously utilized.

The tax losses of the Company identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period.


13. CAPITAL STOCK

AUTHORIZED CAPITAL

The authorized capital of the Company consists of 120,000,000 common shares [1997 - 60,000,000 common shares] with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $.001 per share.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


13. CAPITAL STOCK (CONT'D.)

COMMON STOCK

The issued common stock of the Company consisted of 57,171,119 and 23,370,008 common shares as of March 31, 1998 and 1997, respectively.

During 1998, prepaid warrants were converted into 30,587,851 shares of common stock. In addition, subsequent to March 31, 1998, prepaid warrants having a face value of $114,848 were converted into 1,675,430 shares of common stock. If these conversions had occurred on May 15, 1997, the first day conversion was possible, the reported loss per share for the year ended March 31, 1998 would have decreased $0.01 to $0.05.

REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock in one or more series from time to time by action of the Board of Directors. During September 1997, the first series, consisting of up to 100,000 shares, was designated by the Board of Directors as Series A (the "Series A stock"). During September and October 1997, the Company sold 99,500 shares of Series A stock at $10 per share for gross proceeds of $995,000 and net proceeds of $962,500. The Series A stock has voting rights equal to the number of shares of common stock into which the Series A stock is convertible. Dividends of 8% ($0.4036 per share) per annum are cumulative and may be payable in cash or shares of common stock, at the Company's election. The cumulative amount of unpaid dividends at March 31, 1998 is $40,162, which has been recorded as an increase in the carrying value of the Series A stock. The Series A stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends, with no participation after the preference is paid.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


13. CAPITAL STOCK (CONT'D.)

Each share of Series A stock is currently convertible into 118.90 shares of common stock computed by dividing $10 plus accrued and unpaid dividends by the lesser of (i) $0.0875 or (ii) 80% of the average closing bid price for the common stock for the ten trading days immediately following any and each distribution in shares, subdivision, split-up, combination, reclassification or other change in common stock. At March 31, 1998, the Series A stock would have been convertible into approximately 11.8 million common shares. The Company is required to redeem the Series A stock on September 1, 2000 and upon the occurrence of certain other events. The Company may redeem the Series A stock earlier only if there are sufficient shares available for conversion of the Series A stock. The redemption price is $10 per share plus accrued and unpaid dividends if there are sufficient shares available for the conversion of the Series A stock, otherwise the redemption price is equal to the greater of (i) $10 per share plus accrued interest and unpaid dividends or (ii) an amount equal to a five day market price multiplied by the number of common shares into which the Series A stock would be convertible if shares were authorized, plus a 10% premium.

STOCK OPTIONS

The Company maintains two stock option plans. The 1992 Stock Option Plan is a non-qualified stock option plan which entitles certain directors and key employees to purchase common shares of the Company. A maximum of 10% of outstanding common shares are authorized for grant under the Plan. Options are granted at a price not less than fair market value at the date of grant, and are subject to approval of the Board of Directors. The 1994 Stock Option Plan entitles certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covers a maximum aggregate of 10,000,000 shares, as amended and approved by shareholders on July 25, 1996 and January 5, 1998. The 1994 Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options.

During 1998, 2,987,656 options were granted at an exercise price of $0.1562 per share. No options were granted during 1997. Options granted during 1998 were under the 1994 Stock Option Plan.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


13. CAPITAL STOCK (CONT'D.)

The following table summarizes stock option transactions:


                                                                   WEIGHTED AVERAGE
                                                       SHARES       EXERCISE PRICE
----------------------------------------------------------------------------------
                                                          #                $

BALANCE, MARCH 31, 1996                              1,493,658              2.71
Granted                                                    --                --
Exercised                                                  --                --
Expired                                                (73,000)             3.08
Cancelled                                             (250,000)             1.70
----------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                              1,170,658              2.89
Granted                                              2,987,656              0.0875*
Exercised                                                  --                --
Expired                                               (347,818)             2.22
Cancelled                                           (1,075,156)             1.57
----------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                              2,735,340              .222
==================================================================================

* 2,972,656 repriced from $0.1562 to $0.0875.

The following table summarizes the number of options exercisable at March 31, 1998 and the weighted average exercise prices and remaining contractual lives of the options.


                                                                                                 WEIGHTED AVERAGE
                                                                                  WEIGHTED        EXERCISE PRICE
    RANGE OF               NUMBER             NUMBER              WEIGHTED        AVERAGE           OF OPTIONS
    EXERCISE            OUTSTANDING AT     EXERCISABLE AT          AVERAGE       REMAINING        EXERCISABLE AT
     PRICES             MARCH 31, 1998     MARCH 31, 1998      EXERCISE PRICE   CONTRACTUAL       MARCH 31, 1998
        $                     #                  #                    $            LIFE                  $
-----------------------------------------------------------------------------------------------------------------
0.0875 to 0.1562          2,607,340          1,067,656               0.0879     4.4 years               0.0875
  1.98 to 3.65              128,000            128,000               2.96       1.4 years               2.96
-----------------------------------------------------------------------------------------------------------------
                          2,735,340          1,195,656
=================================================================================================================

The non-exercisable options vest over a period of two years.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


13. CAPITAL STOCK (CONT'D.)

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


                                                          1998             1997
                                                           $                $
--------------------------------------------------------------------------------
Loss for the year                                      2,563,597       9,597,102
Compensation expense                                     171,953         107,377
--------------------------------------------------------------------------------
Pro forma net loss                                     2,735,550       9,704,479
--------------------------------------------------------------------------------

Pro forma loss per share                                    0.06            0.45
================================================================================


The effects on pro forma loss per share of expensing the estimated fair value of stock options and warrants are not necessarily representative of the effects on reported net income for future years due to such things as the potential for issuance of additional stock options and warrants in future years.

The fair value of options and warrants granted after April 1, 1995, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions include a dividend yield of 0% [1997 - 0%]; and expected volatility of 1.460 [1997 - 1.390]; a risk free interest rate of 5.80% [1997 - 6.17%]; and
an expected life of half the period from grant to expiration.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


13. CAPITAL STOCK (CONT'D.)

SHARE WARRANTS

The Company has outstanding share warrants as of March 31, 1998, in connection with private placements, convertible debentures, equipment leasing and establishing and amending previous loans, entitling the holders to purchase one common share for each warrant held as follows:


  NUMBER OF                   EXERCISE PRICE
  WARRANTS                          $                            EXPIRATION DATE
--------------------------------------------------------------------------------
 200,000                          2.00                            September 1998
  33,750                          4.00                            June 1999
 450,000                          1.75                            July 1999
  82,100                          4.00                            August 1999
  20,570                          0.25*                           February 2000
  25,000                          0.25*                           March 2000
  27,500                          0.25*                           March 2001
 401,924                          0.25*                           July 2001
 400,000                          0.25*                           August 2001
 150,000                          0.15625*                        October 2001
 128,067                          0.25*                           October 2005
--------------------------------------------------------------------------------
1,918,911
================================================================================

* During the year, the Company amended the terms of these warrants to adjust and fix the exercise price in conjunction with a reduction in the number of shares subject to exercise and/or to eliminate future adjustments for certain dilutive events. The exercise prices and where applicable, the number of warrants, have been adjusted to reflect any such events or agreements through March 31, 1998.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


14. COMMITMENTS

The Company and American Technology Corporation, a company related through common management and ownership, have a joint lease for office space in San Diego, California. The lease expires on July 31, 2000. Office rent expense recorded by the Company for the years ended March 31, 1998 and 1997 was $148,950 and $312,442, respectively.

The total commitments under the joint lease for office space are $410,498 of which the Company's share of minimum commitments are as follows:


                                                                             $
--------------------------------------------------------------------------------
1999                                                                      76,699
2000                                                                      80,175
2001                                                                      27,111
--------------------------------------------------------------------------------
                                                                         183,985
================================================================================


15. CONTINGENT LIABILITY

The Company has been notified by the Internal Revenue Service of a potential tax liability of approximately $450,000 plus interest relating to the imposition of withholding taxes on imputed interest from purported loans from the Company's former Canadian parent company to operating subsidiaries. The Company intends to vigorously contest this proposed tax liability and believes it has a number of valid defenses, including that the purported loans were capital contributions. The Company also believes that should the liability ultimately be sustained through various appeals that the former Canadian parent company may have claims for refunds of such withheld taxes if imputed from the subsidiaries. This matter is in the early stages and the Company has engaged legal counsel to vigorously contest this matter.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


16. PREPAID WARRANTS

During 1997, the Company received cash from prepaid warrants of $3,396,505, net of offering costs of $409,395. The face amount of the warrants of $3,805,900 was exercisable, without further cash payment, into common shares of the Company at the lesser of $0.70 per common share (with respect to $805,900 of warrants) and $0.69125 per common share (with respect to $3,000,000 of warrants) or a 30% discount to the 5 day moving average bid price of the common shares on the day prior to exercise. The exercise price of the warrants is to be further discounted by 7% per year and for other events until the warrants are exercised. During 1998, the holders of prepaid warrants exercised the option and converted $2,672,944 [1997 - $120,000] of prepaid warrants into 30,587,851 common shares
[1997 - 392,702] of the Company at conversion prices ranging from $0.0875 to $0.254 [1997 - $0.305]. During September 1997, the Company reached agreement with the prepaid warrantholders to fix the price at which the prepaid warrants are exercisable, without further cash payment, into common shares of the Company at $0.0875 per share subject to certain adjustments.

The fixed exercise price of $0.0875 per share may be adjusted down (i) to 80% of the market price following certain changes in the Company's common stock including a reverse stock split, and (ii) to the price at which new securities are issued if at a price below $0.0875 per share.

In determining the number of shares of common stock to be issued upon exercise, the Company adjusts the face value of the prepaid warrants upward to reflect penalties and the 7% annual discount. The adjusted value of the prepaid warrants was approximately $1.287 million at March 31, 1998 and exercise at that date would have required the issuance of 14,710,859 common shares. The prepaid warrants expire in January 2000 at which time they convert to common shares if not previously converted. Assuming the prepaid warrant holders hold to term, the Company will be required to issue 15,329,463 common shares at that time.

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY


                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


March 31, 1998 and 1997


17. RESTRUCTURING CHARGE

During 1997, the Company recorded a restructuring charge of $2,228,001 as follows:


                                                                              $
--------------------------------------------------------------------------------
Write-down of inventory                                                1,290,039
Losses on cancellation of purchase commitments                            98,295
Severance costs                                                           47,265
Write-down of property and equipment to net realizable amount            376,538
Loss on disposal of property and equipment                               365,864
Facility reduction and other                                              50,000
--------------------------------------------------------------------------------
                                                                       2,228,001
================================================================================


At March 31, 1997, a total of $162,423 was included in other accounts payable and accrued liabilities relating to the restructuring, which was substantially completed by June 1997. The restructuring charge is as a result of the change in the Company's operations due to the discontinuation of contract manufacturing services arising from a decision to focus on Original Equipment Manufacturing and licensing activities related to the Company's FLASHBACK technology.


18. SUBSEQUENT EVENTS


[a] On April 22, 1998, 1,852,660 common stock options were granted to employees and others at an exercise price of $0.0875 per share. The stock options vest over a two year period and expire April 22, 2003.

[b] In June 1998, the Company completed the sale of $1,000,000 of 12%
    Convertible Promissory Notes with Limited Guaranty ("Notes") due May 15, 1999. The Notes and interest are convertible into shares of common stock at $0.0875 per share, subject to certain adjustments. If converted at issue, these Notes would have been convertible into 11,428,571 shares of common stock. If converted April 1, 1997, the reported loss per share for the year ended March 31, 1998 would have decreased $0.02 to $0.04. In connection with the sale of Notes, the Company issued warrants on 571,428 common shares exercisable at $0.0875 per share and granted warrants to two officers and shareholders of the Company, on an aggregate of 2,000,000 common shares exercisable at $0.10 per share, for certain guarantees and inducements granted to purchasers of the Notes.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORRIS COMMUNICATIONS, INC.



                                   By: /s/ Elwood G. Norris
                                      ----------------------------------------
                                          Elwood G. Norris
                                          Chairman and Chief Executive Officer

Date:  June 26, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Name                                Position                                    Date
        ----                                --------                                    ----
/s/ Elwood G. Norris                        Chairman of the Board, Chief             June 26, 1998
-------------------------------             Executive Officer and Director
   Elwood G. Norris                         (principal executive officer)

/s/ Alfred H. Falk                          President and Director                   June 26, 1998
-------------------------------
   Alfred H. Falk

/s/ Renee Warden                            Controller                               June 26, 1998
-------------------------------             (principal financial officer)
   Renee Warden

/s/ Robert Putnam                           Vice President, Secretary and Director   June 26, 1998
-------------------------------
   Robert Putnam