Form 10QSB
period 1998-06-30
NORRIS COMMUNICATIONS CORP
filed 1998-08-12
CIK 886328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001                              59,867,842
-----------------------------                              ----------
         (Class)                                  (Outstanding at July 31, 1998)

Transitional Small Business Disclosure Format (check one): YES ___  NO X

                           NORRIS COMMUNICATIONS, INC.


                                      INDEX

                                                                                 Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

                  Consolidated Balance Sheets as of June 30, 1998
                  and March 31, 1998 (unaudited)                                 3

                  Consolidated Statements of Operations for the three
                  months ended June 30, 1998 and 1997 (unaudited)                4

                  Consolidated Statements of Cash Flows for the three
                  Months ended June 30, 1998 and 1997 (unaudited)                5

                  Notes to Interim Consolidated Financial Statements             6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                          11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                               14
         Item 2. Changes in Securities                                           14
         Item 3. Defaults upon Senior Securities                                 14
         Item 4. Submission of Matters to a Vote of Security Holders             14
         Item 5. Other Information                                               14
         Item 6. Exhibits and Reports on Form 8-K                                14



SIGNATURES                                                                       15


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                             JUNE 30, 1998         MARCH 31, 1998
                                                                                  $                     $
                                                                             -----------           -----------
ASSETS
CURRENT
Cash and cash equivalents                                                        645,122                62,370
Accounts receivable, less allowance for doubtful
   accounts of $953 and $953, respectively                                        10,503                54,659
Amounts received on research and development contract                            143,799               167,981
Inventory [note 4]                                                               168,254               180,751
Prepaid expenses and other                                                         9,658                10,240
                                                                             -----------           -----------
TOTAL CURRENT ASSETS                                                             977,336               476,001
                                                                             -----------           -----------
Property and equipment, net                                                      109,856               137,890
Other intangible assets, net of accumulated amortization of
   $10,374 and $9,764 respectively                                                14,035                14,645
                                                                             -----------           -----------
                                                                                 123,891               152,535
                                                                             -----------           -----------
    TOTAL ASSETS                                                               1,101,227               628,536
                                                                             ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable, trade                                                          582,479               682,927
Other accounts payable and accrued liabilities                                   660,297               655,781
Current portion of term note payable [note 5]                                     36,698                48,334
Convertible promissory notes [notes 5 and 12]                                  1,000,000                    --
                                                                             -----------           -----------
TOTAL CURRENT LIABILITIES                                                      2,279,474             1,387,042
                                                                             -----------           -----------
LONG-TERM [NOTE 5]
Secured notes payable                                                            475,000               500,000
Term note payable, net of current portion                                         90,084                90,084
                                                                             -----------           -----------
    TOTAL LIABILITIES                                                          2,844,558             1,977,126
                                                                             -----------           -----------
Commitments and contingencies [note 11]
PREFERRED STOCKHOLDERS' EQUITY
Series A, convertible voting preferred stock, $0.001 par value, redeemable at $10 plus accrued and unpaid dividends at 8%
   cumulative, 100,000 shares authorized, 99,500 outstanding
   [note 6]                                                                          100                   100
Additional paid-in-capital                                                     1,022,408             1,002,562
                                                                             -----------           -----------
TOTAL PREFERRED STOCKHOLDERS' EQUITY                                           1,022,508             1,002,662
                                                                             -----------           -----------
COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.001 par value, authorized 120,000,000,
59,279,255 and 57,171,119 shares outstanding, respectively [note 7]               59,279                57,171
Additional paid-in capital                                                    31,492,698            31,333,437
Prepaid warrants [note 8]                                                        792,578               903,996
Contributed surplus                                                            1,592,316             1,592,316
Accumulated deficit                                                          (36,702,710)          (36,238,172)
                                                                             -----------           -----------
TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)                                (2,765,839)           (2,351,252)
                                                                             -----------           -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                     1,101,227               628,536
                                                                             ===========           ===========


See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                               Three months ended
                                                                    June 30,
                                                           1998                  1997
                                                            $                     $
                                                       -----------           -----------
REVENUE:
   Product sales                                            22,496               162,208
   Development services                                     75,693               226,851
                                                       -----------           -----------
         Total revenues                                     98,189               389,059
                                                       -----------           -----------

COST OF REVENUES:
   Cost of product sales                                    36,892               154,900
   Cost of development services                             82,878               142,528
                                                       -----------           -----------
          Total cost of revenues                           119,770               297,428
                                                       -----------           -----------

Gross profit (loss)                                        (21,581)               91,631
                                                       -----------           -----------

OPERATING EXPENSES:
   Selling and administrative                              220,758               319,858
   Research and related expenditures                       145,848                52,871
                                                       -----------           -----------
          Total operating expenses                         366,606               372,729
                                                       -----------           -----------

Operating loss                                            (388,187)             (281,098)
                                                       -----------           -----------

OTHER INCOME (EXPENSE)
   Interest expense                                        (28,394)               (7,490)
   Interest income                                             907                 1,415
   Non-cash interest [note 12]                             (44,797)                   --
   Loss on disposal of property and equipment               (4,067)                   --
   Other income                                                 --               153,000
                                                       -----------           -----------
          Other income (expense)                           (76,351)              146,925
                                                       -----------           -----------

Loss before provision for income taxes                    (464,538)             (134,173)
Provision for income taxes                                      --                    --
                                                       -----------           -----------
NET LOSS                                                  (464,538)             (134,173)
                                                       ===========           ===========

NET LOSS PER COMMON SHARE                                    (0.01)                (0.01)
                                                       ===========           ===========

WEIGHTED AVERAGE COMMON SHARES                          58,446,738            25,678,434
                                                       ===========           ===========


See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                               For the three months ended
                                                                                      June 30,
                                                                              1998                1997
OPERATING ACTIVITIES                                                           $                    $
                                                                           ----------           ----------
Net loss                                                                     (464,538)            (134,173)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                             15,969               20,355
     Loss on disposal of property and equipment                                 4,067                   --
     Non-cash interest expense                                                 44,797                   --
Changes in assets and liabilities:
     Accounts receivable                                                       44,156             (147,925)
     Amounts received on research and development contract                     24,182                   --
     Inventory                                                                 12,497               43,655
     Prepaid expenses and other                                                   582                   --
     Accounts payable, trade                                                 (100,448)             (32,310)
     Other accounts payable and accrued liabilities                             4,516              (76,127)
     Advances on research and development contract                                 --              (80,412)
                                                                           ----------           ----------
Cash (used in) operating activities                                          (414,220)            (406,937)
                                                                           ----------           ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                                 --               (2,332)
Proceeds on disposal of property and equipment                                  8,608               66,109
                                                                           ----------           ----------
Cash provided by investing activities                                           8,608               63,777
                                                                           ----------           ----------
FINANCING ACTIVITIES
Repayments under term note payable                                            (11,636)                  --
Proceeds from secured notes payable                                                --              500,000
Proceeds from convertible promissory notes                                  1,000,000                   --
                                                                           ----------           ----------
Cash provided by financing activities                                         988,364              500,000
                                                                           ----------           ----------
Net increase (decrease) in cash                                               582,752              156,840
Cash and cash equivalents, beginning of period                                 62,370              176,158
                                                                           ----------           ----------
Cash and cash equivalents, end of period                                      645,122              332,998
                                                                           ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION: Cash paid
   during the period for:
       Interest                                                                28,394                7,490
SUPPLEMENTAL  SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Conversion of secured notes payable to common stock                         25,000                   --
   Common stock issued on exercise of prepaid warrants                             --              913,346
   Accounts payable and accruals paid by issuance of common stock                  --              333,385


See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998



1. OPERATIONS

Norris Communications, Inc. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company further changed its domicile to Wyoming on August 30, 1997 and on September 4, 1997 reincorporated into Delaware. The Company is engaged through its wholly-owned U.S. subsidiary in developing and exploiting advanced electronic product designs and technologies for the portable computing, digital recording, mobile office and telecommunication markets.

2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Norris Communications, Inc. ("NCI"), a California corporation, based in San Diego, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the three month period ended June 30, 1998 and has an accumulated deficit of $36,706,710 at June 30, 1998. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations, and if necessary, obtaining additional financing.

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

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-QSB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1998.

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options, warrants, convertible notes payable, redeemable convertible preferred stock and prepaid warrants exercisable into 45,352,047 shares of common stock were outstanding as at June 30, 1998. These securities were not included in the computation of diluted EPS because of the losses, but could potentially dilute EPS in future years.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998


3. RECENT ACCOUNTING PRONOUNCEMENTS

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

4. INVENTORY

Inventory of raw material and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                                          June 30, 1998            March 31, 1998
                                          -------------            --------------
         Raw material                       $119,852                  $109,960
         Finished goods                       48,402                    70,791
                                           ---------                 ---------
                                            $168,254                  $180,751
                                            ========                  ========


5. CONVERTIBLE, TERM AND SECURED DEBT

Convertible Promissory Notes

In June 1998, the Company completed the sale of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty ("notes") due May 15, 1999. The notes and interest are convertible into shares of Common Stock at $0.0875 per share, subject to certain future adjustments. At June 30, 1998 these Notes would have been convertible into approximately 11.5 million shares of common stock.

Secured Notes Payable

In June 1997, the Company issued $500,000 of secured notes due September 30, 1999 with interest at 12%, payable quarterly in cash. The notes are collateralized by the Company's issued and pending patents and FlashBack technology. The notes are convertible in to shares of Common Stock at a conversion price of $0.0875 per share, subject to certain future adjustments. Upon conversion, the note holders receive a stock purchase warrant for the number of converted shares exercisable at the conversion price for a period of three years. At June 30, 1998, the $475,000 balance of these notes would have been convertible into approximately 5.4 million common shares with warrants issuable on conversion and exercisable into a like number of shares at $0.0875 per share. Subsequent to June 30, 1998, $25,000 of secured notes were converted into 285,714 common shares and a warrant.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998


5. CONVERTIBLE, TERM AND SECURED DEBT (Cont'd)

Term Note Payable

A 10% unsecured term note was issued effective September 30, 1997 in connection with the settlement of accrued balances owing related to the Company's former facility lease. The Company made a principal payment of $25,000 in October 1997. The note requires monthly payments of principal and interest of $5,000 for 38 months through November 1, 2000. At June 30, 1998, the note obligation was $126,782 of which $36,698 was the current portion.

6. REDEEMABLE PREFERRED STOCK

The 99,500 shares of Series A Stock outstanding at June 30, 1998 are convertible into shares of Common Stock computed by dividing $10.00 plus accrued and unpaid dividends at 8% per annum by $0.0875, subject to certain future adjustments. At June 30, 1998, the Series A Stock was convertible into approximately 12 million common shares. Subsequent to June 30, 1998, a total of 2,500 shares of Series A Stock were converted into 302,873 common shares.

7. COMMON STOCK

The following table summarizes common stockholders' equity transactions during the three month period ended June 30, 1998 (see Note 6 for preferred stock transactions):

                                                              Additional
                                                               paid-in        Prepaid     Contributed   Accumulated
                                    Shares       Amount        capital        Warrants      Surplus        Deficit        Total
                                  ----------  ------------  ------------   ------------   ------------  ------------   ------------
Balance, March 31, 1998           57,171,119  $     57,171  $ 31,333,437   $    903,996   $  1,592,316  $(36,238,172)  $ (2,351,252)
Stock issued on exercise of
  prepaid warrants                 1,822,422         1,822       109,596       (111,418)            --            --             --
Stock issued on conversion of
  notes payable                      285,714           286        24,714             --             --            --         25,000
Noncash interest on convertible
  notes                                   --            --        44,797             --             --            --         44,797
Dividends on Series A preferred
  stock                                   --            --       (19,846)            --             --            --        (19,846)
Net loss                                  --            --            --             --             --      (464,538)      (464,538)
Balance, June 30, 1998            59,279,255        59,279    31,492,698        792,578      1,592,316  $(36,702,710)  $ (2,765,839)
                                ============  ============  ============   ============   ============  ============   ============

8. PREPAID WARRANTS

At June 30, 1998, the Company had Prepaid Warrants outstanding of $792,578, net of offering costs. The terms of the Prepaid Warrants, as amended, provide that the face amount of the warrants or $888,108 is exercisable, without further cash payment, into common shares of the Company at a fixed exercise price at $0.0875 per share, subject to certain future adjustments. The number of shares issuable is increased for certain registration penalty shares and by 7% per annum. At June 30, 1998, the Prepaid Warrants would have been convertible into approximately 13.1 million common shares. The expiration date of the Prepaid Warrants is January 2000 at which time they convert to common shares.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

9. WARRANTS AND OPTIONS

At June 30, 1998, other warrants, in addition to the Prepaid Warrants, were outstanding/exercisable into the following listed shares. Also see Note 5 for additional warrants that may become issuable upon conversion of secured notes payable.

                               Number of       Exercise Price
Description                     Shares            U.S.$                       Expiration Date
-----------                   ----------       ---------------                ---------------
Warrants                       200,000             2.00                       September 1998
Warrants                        33,750             4.00                       June 1999
Warrants                       450,000             1.75                       July 1999
Warrants                        82,100             4.00                       August 1999
Warrants                        20,570             0.25                       February 2000
Warrants                        25,000             0.25                       March 2000
Warrants                        27,500             0.25                       March 2001
Warrants                       571,429             0.0875                     June 2001
Warrants                       285,714             0.0875                     July 2001
Warrants                       401,924             0.25                       July 2001
Warrants                       400,000             0.25                       August 2001
Warrants                       150,000             0.15625                    October 2001
Warrants                     2,000,000             0.10                       June 2003
Warrants                       128,067             0.25                       October 2005
                             ---------          -------                       ------------
Total                        4,776,054
                             =========

Subsequent to June 30, 1998, in connection with the conversion of $25,000 of secured notes payable, the Company issued a stock purchase warrant on 285,714 common shares exercisable at $0.0875 per share until July 2001.

The following table summarizes stock option activity for the period:

                                                Number of      Weighted Average
                                                 Shares         Exercise Price
         Outstanding at March 31, 1998          2,735,340          $ 0.222
         Granted                                1,852,660          $0.0875
         Exercised                                     --
         Expired                                       --
         Canceled                                      --
                                                ---------
         Outstanding at June 30, 1998           4,588,000          $ 0.176
                                                =========
         Exercisable at June 30, 1998           3,568,158          $ 0.201
                                                =========

Options outstanding are exercisable at prices ranging from $0.0875 to $3.65 and expire over the period from 1998 to 2002 with an average life of 4.3 years.

10. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $27,386,000 and $11,980,000 for federal and state tax purposes, respectively, subject to certain limitations.

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

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998


12. ACCOUNTING FOR CONVERTIBLE SECURITIES AT A DISCOUNT

The position of the Securities & Exchange Commission on convertible preferred stock and convertible debt that are in the money at the time of issuance requires recording the discount as a non-cash dividend or interest. The imputed dividend or interest is recognized beginning with the issuance of the security to the first date that conversion can occur and is adjusted for certain future changes. The 12% Convertible Promissory Notes (note 5) issued in June 1998 were convertible at a discount at the time of issuance. Therefore, the Company recorded $44,797 as imputed noncash interest at issuance in the first fiscal quarter.


                        ===============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1998.

GENERAL

The Company has completed the transition from a manufacturing and sales organization to an OEM provider of technology, product development services, and technology licensing. The Company, as a consequence, anticipates that the majority of its future revenues will be from license and royalty fees and from contract development services for and sales to OEMs of custom digital products.

The Company is actively developing licensing, private label, and OEM opportunities seeking to penetrate the digital sound recording and playback market. The Company has a development and manufacturing agreement with Lanier Worldwide, Inc. Under the terms of the Lanier agreement, the Company is receiving NRE (non-recurring engineering expenses), upon the satisfaction of certain milestones, to develop a new portable digital voice recorder and related accessory products. The Lanier agreement contemplates that the products to be developed will be completed in late calendar 1998, with the Company to provide Lanier with manufactured product thereafter to be sold by Lanier's sales force worldwide. As of June 30, 1998, the Company was on schedule, as amended by Lanier, with respect to the product to be developed. The Company, as of such date from inception, in connection therewith, had received NRE of approximately $570,000. The agreement, as amended, is for an initial term terminating December 2001. The quantity of product to be purchased and sold by Lanier is to be determined by Lanier according to periodic forecast reports submitted to the Company.

The Company has incurred operating losses in each of the last three fiscal years and these losses have been material. The Company incurred an operating loss of $8.7 million in fiscal 1997 (including a restructuring charge of $2.2 million) and $2.6 million in fiscal 1998 (including an inventory write-off of $1.3 million). The Company has reduced the level of its monthly cash operating costs to approximately $120,000 per month. However, the Company may increase expenditure levels in future periods to support its new FlashBack(TM) Audio Technology and support OEM customers. Accordingly, the Company's losses are expected to continue until such time as the Company is able to obtain supply, licensing, royalty and development revenues sufficient to cover fixed cost of operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Management is focused on OEM Licensing with respect to the MicroOS(TM) file system and contract development of private label and custom-designed products for computers, dictation systems, computer peripherals and telecommunication equipment. Revenue from licensing, royalties and development services, and future product supply arrangements, if any, are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The termination of the Lanier agreement would have a material adverse effect on operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for the Company's technology can also shift quickly. The Company may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS

For the first three months of fiscal 1999, the Company reported revenues of $98,189, a 75% decrease from revenues of $389,059 for the first three months of fiscal 1998. Revenue for the first three months of fiscal 1998 included $22,496 of product sales to OEMs and development services of $75,693. Two customers accounted for 95% of fiscal 1998's first three months of revenues and the loss of a customer could have a material adverse impact on the Company. Product sales in the first quarter of the prior year included sales to Sanyo under an arrangement which has since been discontinued. The Company does not anticipate any significant product sales in future periods until the Company can successfully produce products under the Lanier agreement. The Company's development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements.

For the three months ended June 30, 1998, the Company reported a gross loss of $21,581 as compared to a gross profit of $91,631 for the first three months of fiscal 1998. Cost of sales consisted of $36,892 of product costs and $82,878 of contract services consisting mostly of research and development labor being funded primarily by the Lanier development agreement. There can be no assurance the Company can attain positive gross margins in the future.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended June 30, 1998, were $366,606 as compared to $372,729 for the three months ended June 30, 1998. Selling and administrative costs aggregated $220,758 in the first three months of fiscal 1999 compared to $319,858 in the prior period. The $99,100 reduction was comprised primarily of a $22,000 decrease in compensation and related cost, a $32,000 decrease in depreciation, amortization and business property tax, and a $30,000 reduction in occupancy related costs. The Company continues its efforts to control and minimize operating costs.

Research and related expenditures for the three months ended June 30, 1998 were $145,848 as compared to $52,871, for the three months ended June 30, 1997. An aggregate of $82,878 of development costs were incurred for contract development work during the three months ended June 30, 1998 and are included in cost of revenues. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

The Company reported an operating loss of $388,187 for the three months ended June 30, 1998, as compared to an operating loss of $281,098 for the three months ended June 30, 1997. The Company's operating losses are impacted by the timing and amount of product sales and the recognition of contract service revenues. Accordingly, there is substantial uncertainty about future operating results and the results for the first three months are not necessarily indicative of operating results for future periods or the fiscal year.

The Company's interest expense for the three months ended June 30, 1998 was $28,394, an increase from the $7,490 for the prior period resulting from the interest bearing debt outstanding during fiscal 1999. The Company also incurred during the first quarter $44,797 as a one time noncash interest expense on convertible promissory notes convertible at a discount.

The Company reported a net loss for the first three months of the current fiscal year of $464,538 compared to a net loss of $134,173 for the prior year's first three months.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had a working capital deficit of $1,302,138 compared to a working capital deficit of $911,041 at March 31, 1998. The Company had approximately $168,000 of working capital invested in inventories at June 30, 1998. The decrease in working capital was a result of the Company's continuing losses which consumed working capital during the period.

In June 1998, the Company completed the sale of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty due May 15, 1999. The proceeds are being applied for continued operating capital.

For the three months ended June 30, 1998, net cash increased by $582,752. Cash used in operating activities was $414,220. Major components using cash were a net loss of $464,538 reduced by $15,969 of aggregate depreciation and amortization, $4,067 of loss on disposal of property and equipment and $44,797 of noncash interest, or a net loss use of cash of $399,597. The major change in assets and liabilities providing cash from operating activities was a reduction in inventory of $12,497 and a reduction in accounts receivable of $44,156 and a reduction in amounts receivable from research and development contract of $24,182. The major changes in assets and liabilities using operating cash a reduction in accounts payable trade of $100,488.

Based on the Company's cash position assuming continuation of existing OEM development arrangements and currently planned expenditures and level of operations and no new product sales or development agreements, the Company estimates it will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. Given such assumptions, the Company estimates that at current expenditure levels and projected working capital requirements it will require a minimum of an additional $750,000 to continue operating for the next twelve months. The Company's OEM and licensing business may be able to generate the additional funding required depending on the ability of OEM and licensing activities to generate additional revenues, however there can be no assurance thereof. The failure to raise additional funds, if required, could have a material adverse effect on the Company and could force the Company to reduce or curtail operations.

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

FUTURE COMMITMENTS AND FINANCIAL RESOURCES

The Company has an obligation and agreement with Comdisco, Inc. providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raised.

The Company expects to commence production during fiscal year 1999 pursuant to future Lanier purchase orders from the portable digital recorder currently under development. The Company may require significant working capital funds for the production of these anticipated orders, if realized. The amount of such funds is subject to a variety of factors including some beyond the Company's control. These factors include the size and frequency of Lanier purchase orders, if any, and the terms of any future contract manufacturing arrangement, lead times on components and a variety of other factors.

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

BUSINESS RISKS

This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES

(a) and (b) NONE

(c) The following is a description of equity securities sold by the Company during the first fiscal quarter ended June 20, 1998 that were not registered under the Securities Act:

         In May and June of 1998, the Company completed the sale for cash of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty ("Notes") due May 15, 1999 to six accredited investors. The Notes and interest are convertible into shares of Common Stock at $0.0875 per share, subject to certain adjustments. Accordingly, if converted at issue, these Notes would have been convertible into 11,428,571 shares of Common Stock. These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Notes.

         The securities were sold by the Company without an underwriter. However, in connection with the sale, the Company issued warrants on 571,428 shares of Common Stock exercisable at $0.0875 per share and paid $55,760 in fees and expenses to Renwick Corporate Finance, Inc. as a finder's fee. The Company also granted warrants to Elwood G. Norris and Robert Putnam (officers, directors and shareholders of the Company) on an aggregate of 2,000,000 common shares exercisable at $0.10 per share for certain guarantees and inducements granted by them to purchasers of the Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORRIS COMMUNICATIONS, INC.


Date: August 12, 1998                        By: /s/RENEE WARDEN
                                                --------------------------------
                                             Renee Warden
                                             Controller
                                             (Principal Financial and Accounting
                                             Officer and duly authorized to sign
                                             on behalf of the Registrant)