Form 10QSB/A
period 1998-06-30
NORRIS COMMUNICATIONS CORP
filed 1998-10-21
CIK 886328

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

                         Commission File Number 0-20734

                           NORRIS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      None
               --------                                      ----
   (State or other jurisdiction of                 (I.R.S. Empl. Ident. No.)
   incorporation or organization)


13114 Evening Creek Drive South, San Diego, California      92128
------------------------------------------------------      -----
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

               (a)    Exhibits

                      10.28  Purchase Agreement - Services between
                             Company and Intel Corporation, dated
                             August 4, 1998 [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule
                             24b-2].

               (b)    Reports on Form 8K

                      None.

SIGNATURES                                                                    15

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORRIS COMMUNICATIONS, INC.


Date: October 21, 1998                 By: /s/RENEE WARDEN
                                           -------------------------------------
                                           Renee Warden
                                           Controller
                                           (Principal Financial and Accounting
                                           Officer and duly authorized to sign
                                           on behalf of the Registrant)