Form 10QSB
period 1998-09-30
NORRIS COMMUNICATIONS CORP
filed 1998-11-12
CIK 886328

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $.001                              65,193,752
-----------------------------                              ----------
         (Class)                             (Outstanding at November 10, 1998)

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]



================================================================================

                           NORRIS COMMUNICATIONS, INC.




                                      INDEX

                                                                                     Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of September 30, 1998 and
                  and March 31, 1998                                                    3

                  Consolidated Statements of Operations for the three and six
                  months ended September 30, 1998 and 1997                              4

                  Consolidated Statements of Cash Flows for the three and six
                  months ended September 30, 1998 and 1997                              5

                  Notes to Interim Consolidated Financial Statements                    6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                     14
         Item 2. Changes in Securities                                                 14
         Item 3. Defaults upon Senior Securities                                       14
         Item 4. Submission of Matters to a Vote of Security Holders                   14
         Item 5. Other Information                                                     14
         Item 6. Exhibits and Reports on Form 8-K                                      14



SIGNATURES                                                                             15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                    SEPTEMBER 30, 1998     MARCH 31, 1998
                                                                                             $                    $
                                                                                       -----------           -----------
ASSETS
CURRENT
Cash and cash equivalents                                                                  195,702                62,370
Accounts receivable                                                                         20,092                54,659
Accounts receivable on research and development contracts                                  213,712               167,981
Inventory [note 4]                                                                         121,008               180,751
Prepaid expenses and other                                                                   9,658                10,240
                                                                                       -----------           -----------
TOTAL CURRENT ASSETS                                                                       560,172               476,001
                                                                                       -----------           -----------
Property and equipment, net                                                                 88,886               137,890
Other intangible assets, net of accumulated amortization of
   $11,391 and $9,764 respectively                                                          13,018                14,645
                                                                                       -----------           -----------
                                                                                           101,904               152,535
                                                                                       -----------           -----------
    TOTAL ASSETS                                                                           662,076               628,536
                                                                                       ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable, trade                                                                    553,795               682,927
Other accounts payable and accrued liabilities                                             661,686               655,781
Current portion of term note payable [note 5]                                               48,334                48,334
Convertible promissory notes, net of unamortized note
   discount of $72,728  [notes 5 and 12]                                                   927,272                    --
                                                                                       -----------           -----------
TOTAL CURRENT LIABILITIES                                                                2,191,087             1,387,042
                                                                                       -----------           -----------
LONG-TERM [NOTE 5]
Secured  notes payable                                                                     450,000               500,000
Term note payable, net of current portion                                                   66,519                90,084
                                                                                       -----------           -----------
    TOTAL LIABILITIES                                                                    2,707,606             1,977,126
                                                                                       -----------           -----------
Commitments and contingencies [note 11]
PREFERRED STOCKHOLDERS' EQUITY
Series A, convertible voting preferred stock, $0.001 par value, redeemable at
   $10 plus accrued and unpaid dividends at 8% cumulative,
   100,000 shares authorized, 92,500 outstanding [note 6]                                       93                   100
Additional paid-in-capital                                                                 962,248             1,002,562
                                                                                       -----------           -----------
TOTAL PREFERRED STOCKHOLDERS' EQUITY                                                       962,341             1,002,662
                                                                                       -----------           -----------
COMMON STOCKHOLDERS' EQUITY (DEFICIENCY) [NOTE 7]
Common stock, $0.001 par value, authorized 120,000,000,
63,694,464 and 57,171,119 shares outstanding, respectively                                  63,694                57,171
Additional paid-in capital                                                              31,899,785            31,333,437
Prepaid warrants [note 8]                                                                  596,243               903,996
Contributed surplus                                                                      1,592,316             1,592,316
Accumulated deficit                                                                    (37,159,909)          (36,238,172)
                                                                                       -----------           -----------
TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)                                          (3,007,871)           (2,351,252)
                                                                                       -----------           -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                 662,076               628,536
                                                                                       ===========           ===========



See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                           Three months ended                     Six months ended
                                                              September 30                          September 30
                                                     -----------------------------         -----------------------------
                                                        1998              1997               1998               1997
                                                          $                 $                  $                  $
                                                     ----------         ----------         ----------         ----------
REVENUE:
   Product sales                                         51,399            107,906             73,895            270,114
   Development services                                 105,853            207,438            181,546            434,289
                                                     ----------         ----------         ----------         ----------
         Total revenues                                 157,252            315,344            255,441            704,403
                                                     ----------         ----------         ----------         ----------

COST OF REVENUES:
   Cost of product sales                                 33,421             87,882             70,313            242,782
   Cost of development services                         184,214            106,683            267,092            241,912
                                                     ----------         ----------         ----------         ----------
          Total cost of revenues                        217,635            194,565            337,405            484,694
                                                     ----------         ----------         ----------         ----------

Gross profit (loss)                                     (60,383)           120,779            (81,964)           219,709
                                                     ----------         ----------         ----------         ----------

OPERATING EXPENSES:
   Selling and administrative                           143,774            253,918            364,532            573,776
   Research and related expenditures                    146,641             44,229            292,489            104,399
                                                     ----------         ----------         ----------         ----------
          Total operating expenses                      290,415            298,147            657,021            678,175
                                                     ----------         ----------         ----------         ----------

Operating loss                                         (350,798)          (177,368)          (738,985)          (458,466)
                                                     ----------         ----------         ----------         ----------

OTHER INCOME (EXPENSE)
   Interest income                                        4,600              1,467              5,507              2,882
   Interest expense                                      (7,993)           (15,123)           (36,387)           (22,613)
   Non-cash interest [note 12]                          (66,692)                --           (111,489)                --
   Loss on disposal of property and equipment            (7,166)                --            (11,233)                --
   Other                                                (29,150)                --            (29,150)           153,000
                                                     ----------         ----------         ----------         ----------
          Other income (expense)                       (106,401)           (13,656)          (182,752)           133,269
                                                     ----------         ----------         ----------         ----------

Loss before provision for income taxes                 (457,199)          (191,024)          (921,737)          (325,197)
Provision for income taxes                                   --                 --                 --                 --
                                                     ----------         ----------         ----------         ----------
NET LOSS                                               (457,199)          (191,024)          (921,737)          (325,197)
                                                     ==========         ==========         ==========         ==========

NET LOSS PER COMMON SHARE                                (0.008)            (0.004)             (0.02)             (0.01)
                                                     ==========         ==========         ==========         ==========

WEIGHTED AVERAGE COMMON SHARES                       60,706,795         52,465,515         59,575,141         39,145,164
                                                     ==========         ==========         ==========         ==========



See notes to interim consolidated financial statements

NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                      For the six months ended
                                                                                            September 30,
                                                                                        1998              1997
OPERATING ACTIVITIES                                                                      $                 $
                                                                                     ----------        ----------
Net loss                                                                               (921,737)         (325,197)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                                       28,366            40,733
    (Gain) loss on disposal of property and equipment                                    11,233           (12,088)
     Services paid by issuance of common stock or warrants                               30,000            42,708
     Non-cash interest expense                                                          111,489                --
Changes in assets and liabilities:
     Accounts receivable                                                                 34,567          (223,607)
     Accounts receivable on research and development contracts                          (45,731)               --
     Inventory                                                                           59,743            62,386
     Prepaid expenses and other                                                             582            (6,199)
     Accounts payable, trade                                                           (129,132)            9,918
     Other accounts payable and accrued liabilities                                     (33,515)         (220,133)
     Advances on research and development contract                                           --          (119,375)
                                                                                     ----------        ----------
Cash (used in) operating activities                                                    (854,135)         (750,854)
                                                                                     ----------        ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                                       (1,077)           (4,663)
Proceeds on disposal of property and equipment                                           12,109            80,919
                                                                                     ----------        ----------
Cash provided by investing activities                                                    11,032            76,256
                                                                                     ----------        ----------
FINANCING ACTIVITIES
Repayments under term note payable                                                      (23,565)               --
Proceeds from secured notes payable                                                          --           500,000
Proceeds from sale of preferred stock                                                        --           782,500
Proceeds from convertible promissory notes                                            1,000,000                --
                                                                                     ----------        ----------
Cash provided by financing activities                                                   976,435         1,282,500
                                                                                     ----------        ----------
Net increase (decrease) in cash                                                         133,332           607,902
Cash and cash equivalents, beginning of period                                           62,370           176,158
                                                                                     ----------        ----------
Cash and cash equivalents, end of period                                                195,702           784,060
                                                                                     ==========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
   Cash paid during the period for:
       Interest                                                                          36,387            15,123
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Conversion of secured notes payable to common stock                                   50,000                --
   Common stock issued on conversion of prepaid warrants                                307,753         2,309,578
   Common stock issued on conversion of Series A preferred stock                         74,665                --
   Accounts payable and accruals paid by issuance of common stock                            --           420,885
   Services paid by issuance of common stock or warrants                                 30,000            42,708
   Settlement of accrued lease termination by issuance of term note                          --           182,633
   Stock dividends on Series A preferred stock                                           34,344                --



See notes to interim consolidated financial statements

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998



1. OPERATIONS
Norris Communications, Inc. (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company further changed its domicile to Wyoming on August 30, 1997 and on September 4, 1997 reincorporated into Delaware. The Company is engaged through its wholly-owned subsidiary in developing and exploiting advanced electronic product designs and technologies for the portable computing, digital recording, mobile office and telecommunication markets.

2. BASIS OF PRESENTATION
The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Norris Communications, Inc. ("NCI"), a California corporation, based in San Diego, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last six fiscal years and for the six month period ended September 30, 1998 and has an accumulated deficit of $37,159,909 at September 30, 1998. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations, and if necessary, obtaining additional financing.

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

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to Common Stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options, warrants, convertible notes payable, redeemable convertible preferred stock and prepaid warrants exercisable into 52,954,804 shares of Common Stock were outstanding as at September 30, 1998. These securities were not included in the computation of diluted EPS because of the losses, but could potentially dilute EPS in future years.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998


3. RECENT ACCOUNTING PRONOUNCEMENTS
Effective April 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this statement had no material impact on the Company's financial condition or results of operation as of September 30, 1998 and for the three and six-month periods ended September 30, 1998 and 1997. Total comprehensive income did not differ from the Company's net loss for the three and six months ended September 30, 1998 or 1997.

The Company has also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Quarterly disclosures are not required in this first year of adoption. Management believes that SFAS 131 will not have a significant impact on the Company's disclosure of segment information in the future.

4. INVENTORY
Inventory of raw material and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                         September 30, 1998      March 31, 1998
                         ------------------      --------------
Raw material                 $107,620               $109,960
Finished goods                 13,388                 70,791
                             --------               --------
                             $121,008               $180,751
                             ========               ========

5. CONVERTIBLE, SECURED AND TERM DEBT
Convertible Promissory Notes
In June 1998, the Company completed the sale of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty ("CP Notes") due May 15, 1999. The CP Notes and interest are convertible into shares of Common Stock at $0.0875 per share, subject to certain future adjustments. At September 30, 1998 these CP Notes would have been convertible into approximately 11.9 million shares of Common Stock.

In connection with the issuance of the CP Notes, the Company granted two directors an aggregate of 2,000,000 warrants exercisable at $0.10 per share for providing the noteholders certain guarantees and inducements. The Company calculated the fair value of the warrants at issuance and is amortizing this amount as non-cash interest expense over the term of the notes.

Secured Notes Payable
In June 1997, the Company issued $500,000 of secured notes due September 30, 1999 with interest at 12%, payable quarterly in cash. The notes are collateralized by the Company's issued and pending patents and FlashBack technology. The notes are convertible into shares of Common Stock at a conversion price of $0.0875 per share, subject to certain future adjustments. Upon conversion, the note holders receive a stock purchase warrant for the number of converted shares exercisable at the conversion price for a period of six years. At September 30, 1998, the $450,000 balance of these notes would have been convertible into approximately 5.1 million shares of Common Stock with warrants issuable on conversion and exercisable into a like number of shares at $0.0875 per share.

Term Note Payable
A 10% unsecured term note was issued effective September 30, 1997 in connection with the settlement of accrued balances owing related to the Company's former facility lease. The Company made a principal payment of $25,000 in October 1997.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

The note requires monthly payments of principal and interest of $5,000 for 38 months through November 1, 2000. At September 30, 1998, the note obligation was $114,853 of which $48,334 was the current portion.

6. REDEEMABLE PREFERRED STOCK [See note 7 for Preferred Stock transactions]
The 92,500 shares of Series A Stock outstanding at September 30, 1998 are convertible into shares of Common Stock computed by dividing $10.00 plus accrued and unpaid dividends at 8% per annum by $0.0875, subject to certain future adjustments. At September 30, 1998, the Series A Stock was convertible into approximately 11.4 million shares of Common Stock. The Company is required to redeem the Series A Stock on September 1, 2000 and upon the occurrence of certain other events.

7. COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
The following table summarizes Common Stockholders' equity transactions during the six month period ended September 30, 1998 (see Note 6 for preferred stock transactions):

                                                                     Additional
                                                                   paid-in Prepaid
                                           Shares        Amount        capital        Warrants
Balance, March 31, 1998                 57,171,119   $     57,171   $ 31,333,437    $    903,996
Stock issued on exercise of
  prepaid warrants                       5,098,598          5,098        302,655        (307,753)
Stock issued on conversion of
  Secured notes payable                    571,428            572         49,428              --
Noncash interest on convertible
  notes                                         --             --         44,797              --
Stock issued on conversion of
   7,000 shares of Series A
   preferred stock                         853,319            853         73,812              --
Dividends on Series A preferred
  stock                                         --             --        (34,344)             --
Value assigned to 2,000,000
  warrants granted in connection
  with issuance of promissory notes             --             --        100,000              --
Value assigned to 571,489
  Warrant issued for services                   --             --         30,000              --
Net loss                                        --             --             --              --

                                      ------------   ------------   ------------    ------------
Balance, September 30, 1998             63,694,464   $     63,694   $ 31,899,785    $    596,243
                                      ============   ============   ============    ============




                                       Contributed    Accumulated
                                         Surplus        Deficit          Total
Balance, March 31, 1998               $  1,592,316   $(36,238,172)   $ (2,351,252)
Stock issued on exercise of
  prepaid warrants                              --             --              --
Stock issued on conversion of
  Secured notes payable                         --             --          50,000
Noncash interest on convertible
  notes                                         --             --          44,797
Stock issued on conversion of
   7,000 shares of Series A
   preferred stock                              --             --          74,665
Dividends on Series A preferred
  stock                                         --             --         (34,344)
Value assigned to 2,000,000
  warrants granted in connection
  with issuance of promissory notes             --             --         100,000
Value assigned to 571,489
  Warrant issued for services                   --             --          30,000
Net loss                                        --       (921,737)       (921,737)

                                      ------------   ------------    ------------
Balance, September 30, 1998           $  1,592,316   $(37,159,909)   $ (3,007,871)
                                      ============   ============    ============


8. PREPAID WARRANTS
At September 30, 1998, the Company had Prepaid Warrants outstanding of $596,243, net of offering costs. The terms of the Prepaid Warrants, as amended, provide that the face amount of the warrants or $668,108 is exercisable, without further cash payment, into shares of Common Stock of the Company at a fixed exercise price at $0.0875 per share, subject to certain future adjustments. The number of shares issuable is increased for certain registration penalty shares and by 7% per annum. At September 30, 1998, the Prepaid Warrants would have been convertible into approximately 9.9 million shares of Common Stock. The expiration date of the Prepaid Warrants is January 2000 at which time they convert to shares of Common Stock.

9. WARRANTS AND OPTIONS
At September 30, 1998, other warrants, in addition to the Prepaid Warrants, were outstanding/exercisable into the following listed shares. Also see Note 5 for additional warrants that may become issuable upon conversion of secured notes payable.

                           NORRIS COMMUNICATIONS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998



                               Number of     Exercise Price
Description                     Shares            U.S.$                      Expiration Date
-----------                     ------            -----                      ---------------
Warrants                        33,750             4.00                       June 1999
Warrants                       450,000             1.75                       July 1999
Warrants                        82,100             4.00                       August 1999
Warrants                        20,570             0.25                       February 2000
Warrants                        25,000             0.25                       March 2000
Warrants                        27,500             0.25                       March 2001
Warrants                       571,429             0.0875                     June 2001
Warrants                       571,428             0.0875                     July 2001
Warrants                       401,924             0.25                       July 2001
Warrants                       400,000             0.25                       August 2001
Warrants                       150,000             0.15625                    October 2001
Warrants                     2,000,000             0.10                       June 2003
Warrants                       128,067             0.25                       October 2005
--------                     ---------
Total                        4,861,768
                             =========

The following table summarizes stock option activity for the period:

                                            Number of       Weighted Average
                                             Shares          Exercise Price
Outstanding at March 31, 1998               2,735,340           $ 0.222
Granted                                     1,852,660           $ 0.0875
Exercised                                          --
Expired                                            --
Canceled                                      (50,000)
                                            ---------
Outstanding at September 30, 1998           4,538,000           $ 0.177
                                            =========
Exercisable at September 30, 1998           3,555,658           $ 0.202
                                            =========

Options outstanding are exercisable at prices ranging from $0.0875 to $3.65 and expire over the period from 1998 to 2002 with an average life of 4.1 years.

10. INCOME TAXES
The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $27,386,000 and $11,980,000 for federal and state tax purposes, respectively, subject to certain limitations.

11. CONTINGENT LIABILITY
The Company has been notified by the Internal Revenue Service of a potential tax liability of approximately $450,000 plus interest relating to the imposition of withholding taxes on imputed interest from purported loans from the Company's former Canadian parent company to operating subsidiaries. This matter is in the early stages and the Company has engaged legal counsel to vigorously contest this proposed tax liability and believes it has a number of valid defenses, including that the purported loans were capital contributions. The Company also believes that should the liability ultimately be sustained through various appeals that the former Canadian parent company may have claims for refunds of such withheld taxes if imputed from the subsidiaries.

12. ACCOUNTING FOR CONVERTIBLE SECURITIES AT A DISCOUNT
The position of the Securities and Exchange Commission on convertible preferred stock and convertible debt that are in the money at the time of issuance requires recording the discount as a non-cash dividend or interest. The imputed dividend or interest is recognized beginning with the issuance of the security to the first date that conversion can occur and is adjusted for certain future changes. The 12% Convertible Promissory Notes (note 5) issued in June 1998 were convertible at a discount at the time of issuance. Therefore, the Company recorded $44,797 as imputed non-cash interest at issuance in the first fiscal quarter.

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

GENERAL
The Company has completed the transition from a manufacturing and sales organization to an OEM (Original Equipment Manufacturer) provider of technology, product development services, and technology licensing. The Company, as a consequence, anticipates that the majority of its future revenues will be from licenses, royalty fees, private label agreements for products employing the Company's MicroOS(TM) technology and from contract development services for and sales to OEMs of custom digital products.

The Company recently announced $3 million of initial production orders from Lanier Worldwide, Inc. ("Lanier") resulting from a January 1997 development and supply agreement (the "Lanier Agreement"). The Company has designed, developed and intends to supply, through a subcontractor, a new digital voice recorder and computer docking station targeted for the medical industry. Management estimates initial shipments pursuant to these orders will commence in early calendar 1999.

The Company has also entered into a development agreement with Intel Corporation ("Intel") to design and develop a digital voice recorder. Under the agreement Intel is paying non-recurring engineering fees for design and development of prototypes.

The Company also announced it has received the second and third in a series of patents protecting its core technology, the MicroOS(TM) file system.

The Company is actively developing licensing, private label, and OEM opportunities seeking to penetrate the digital sound recording and playback market. Under the terms of the Lanier Agreement, the Company is receiving NRE (non-recurring engineering expenses), upon the satisfaction of certain milestones. The Lanier Agreement contemplates that the Company will provide Lanier with manufactured product to be sold by Lanier's sales force worldwide. From inception through September 30, 1998 in connection therewith, the Company had received NRE of approximately $580,000. The Lanier Agreement, as amended, is for an initial term terminating December 2001. The quantity of product to be purchased and sold by Lanier is to be determined by Lanier according to periodic forecast reports submitted to the Company. The initial $3 million order is for the first five months of such forecast.

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

Management is focused on OEM licensing with respect to the MicroOS file system and contract development of private label and custom-designed products for computers, dictation systems, computer peripherals and telecommunication equipment. Revenue from licensing, royalties and development services, and future product supply arrangements, if any, are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The termination of the Lanier Agreement would have a material adverse effect on operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for the Company's technology can also shift quickly. The Company may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS
For the first six months of fiscal 1999, the Company reported revenues of $255,441, a 64% decrease from revenues of $704,403 for the first six months of fiscal 1998. Three customers accounted for 95% of fiscal 1998's first six months of revenues and the loss of a customer could have a material adverse impact on the Company.

Revenue for the first six months of fiscal 1999 included $73,895 of product sales to OEMs versus $270,114 for the prior comparable period. Product sales are less in the current period, as the prior year included sales to Sanyo under an arrangement which has since been discontinued. Product sales for the three months ended September 30, 1998 were $51,399 or about half of the prior year's second quarter total of $107,906, primarily due to the winding up of the Sanyo arrangement. The Company does not anticipate any significant product sales in future periods until the Company can successfully produce products under the Lanier Agreement, currently scheduled for production during the fourth fiscal quarter (ending March 31, 1999).

The Company's development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Development service revenue of $181,546 for the six months ended September 30, 1998 are less than the $434,289 for the prior year's first six months primarily due to the Company being in the final development stage of the Lanier Agreement which accounted for substantially all development revenues in the prior period. Development services for the second fiscal 1999 quarter were $105,853 compared to $207,438 for the prior year's second quarter. The decrease is consistent with the reduction in Lanier activity. Second quarter fiscal 1999 revenue included $22,376 recognized under the Intel development agreement.

For the six months ended September 30, 1998, the Company reported a gross loss of $81,964 as compared to a gross profit of $219,709 for the first six months of fiscal 1998. Cost of sales consisted of $70,313 of product costs and $267,092 of contract services consisting mostly of research and development labor being funded in part by the Lanier and Intel development agreements. The Company has devoted additional resources over a longer than originally estimated time period to complete the Lanier development without corresponding increases in development revenues. This has produced the current period gross loss. There can be no assurance the Company can attain positive gross margins in the future. Due to the same factors the gross loss for the three months ended September 30, 1998 was $60,383, compared to a gross profit of $120,779 for the prior comparable period.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the six months ended September 30, 1998, were $657,021, as compared to $678,175 for the six months ended September 30, 1997. Selling and administrative costs aggregated $364,532 in the first six months of fiscal 1999 compared to $573,776 in the prior period. The $209,244 reduction was comprised primarily of a $53,000 decrease in compensation and related cost, a $44,800 decrease in depreciation, amortization and business property tax, and a $101,900 reduction in occupancy related costs. The Company continues its efforts to control and minimize operating costs. For the second fiscal 1999 quarter total operating expenses were $290,415 comparable to $298,147 for the prior year's second quarter.

Research and related expenditures for the six months ended September 30, 1998 were $292,489, as compared to $104,399, for the six months ended September 30, 1997. An aggregate of $267,092 of development costs were incurred for contract development work during the six months ended September 30, 1998 and are included in cost of revenues. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources. Research related expenditures for the second fiscal 1999 quarter were $146,641, a $102,412 increase from the comparable second quarter in the prior year. The increase can be attributed to expanded engineering activities associated with the development of new company technology.

The Company reported an operating loss of $738,985 for the six months ended September 30, 1998, as compared to an operating loss of $458,466 for the six months ended September 30, 1997. The operating loss for the second quarter of fiscal 1999 was $350,798 compared to $177,368 in the second quarter of the prior year. The increase in operating losses in the current fiscal year are directly attributable to the gross losses from development activities. Management believes, but there can be no assurance, that investments in OEM developments with supply or royalty provisions will provide positive margins in future periods. The Company's operating losses are impacted by the timing and amount of product sales and the recognition of contract service revenues. Accordingly, there is substantial uncertainty about future operating results and the results for the first six months are not necessarily indicative of operating results for future periods or the fiscal year.

The Company's cash interest expense for the six months ended September 30, 1998 was $36,387, an increase from the $15,123 for the prior period resulting from the interest bearing debt outstanding during fiscal 1999. The Company also incurred during the first quarter $44,797 as a one time non-cash interest expense on convertible promissory notes convertible at a discount and recognized during the second quarter $27,272 as non-cash interest from the amortization of note discount.

The Company reported a net loss for the first six months of the current fiscal year of $921,737 compared to a net loss of $325,197 for the prior year's first six months.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1998, the Company had a working capital deficit of $1,630,915 compared to a working capital deficit of $911,041 at March 31, 1998. The Company had approximately $121,000 of working capital invested in inventories at September 30, 1998. The decrease in working capital was a result of the Company's continuing losses which consumed working capital during the period.

In June 1998, the Company completed the sale of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty due May 15, 1999. The proceeds are being applied for continued operating capital.

For the six months ended September 30, 1998, net cash increased by $133,332. Cash used in operating activities was $854,135. Major components using cash were a net loss of $921,737 reduced by $28,366 of aggregate depreciation and amortization, $11,233 of loss on disposal of property and equipment, $30,000 for services paid by issuance of warrants and $111,489 of non-cash interest, or a net loss use of cash of $740,469. The major change in assets and liabilities providing cash from operating activities was a reduction in inventory of $59,743 and a reduction in accounts receivable of $34,567. The major changes in assets and liabilities using operating cash was a reduction in accounts payable trade of $129,132 and an increase in accounts receivable on research and development contract of $45,731.

Other than cash on hand and accounts receivable, the Company has no material unused sources of liquidity at this time. Based on the Company's cash position assuming (i) continuation of existing OEM development arrangements, (ii) currently planned expenditures and level of operation, (iii) no new product sales or new development agreements; the Company estimates it will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. Given such assumptions, the Company estimates that projected working capital requirements will require a minimum of an additional $750,000 to continue operating for the next twelve months. Management estimates that margins from supplying product under the Lanier supply agreement can provide a significant amount of this requirements assuming shipments commence in early calendar year 1999. Based on anticipated Lanier product results management estimates that the Company will require approximately $250,000 to continue operating at planned levels of operations for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of Lanier orders and reorders are subject to many factors and risks, many outside the control of the Company. The Company currently has $3 million of orders from Lanier, backlog estimated to commence shipment in early 1999.

The Company's OEM and licensing business may also be able to contribute additional funding required depending on the success of OEM and licensing activities, however there can be no assurance thereof. Should additional funds not be available, the Company may be required to curtail or scale back staffing or operations and may not be able to meet its obligations as due. There can be no assurance that additional funding will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from shareholders or other debt financing or additional equity offerings.

The Company may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. The Company estimates that it will require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed. Any future financings may also be dilutive to existing shareholders.

MANAGEMENT'S PLANS FOR IMPROVING OPERATIONS
Management has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) focusing sales and marketing on the OEM markets, (ii) focusing on the completion of the Lanier development and planned product manufacturing and (iii) controlling overhead and expenses. There can be no assurance the Company can attain profitable operations in the future.

FUTURE COMMITMENTS AND FINANCIAL RESOURCES
The Company has an obligation and agreement with Comdisco, Inc. providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raised.

The Company expects to commence production in early 1999 on the Lanier products. Management believes it has negotiated a third party contract manufacturing arrangement to minimize the working capital funds required for the production of Lanier orders. The Company is subject to the risk that should this arrangement be modified or not produce the desired results, that it would be required to supply substantial working capital for the production of the Lanier orders. The Company will be relying on a third party manufacturer for production of the Lanier products and will therefore be subject to the substantial risks associated with using a sole supplier.

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

YEAR 2000 COMPLIANCE
The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

The Company, like most owners of computer software, will be required to modify significant potions of its software so that it will function properly in the Year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company and those the Company does business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not yet developed a contingency plan to operate in the event that any noncompliant critical systems are not remedied by January 1, 2000, but the Company intends to develop such a plan in the near future.

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

                                            NORRIS COMMUNICATIONS, INC.


Date:    November 12, 1998                  By: /s/RENEE WARDEN
                                               ---------------------------------
                                            Renee Warden
                                            Controller
                                            (Principal Financial and Accounting
                                            Officer and duly authorized to sign
                                            on behalf of the Registrant)