Form 10QSB
period 1998-12-31
E DIGITAL CORP
filed 1999-02-12
CIK 886328

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1998


                         Commission File Number 0-20734

                              e.DIGITAL CORPORATION
             (Exact name of registrant as specified in its charter)


                    Delaware                                                None
          (State or other jurisdiction of                         (I.R.S. Empl. Ident.No.)
          incorporation or organization)

13114 Evening Creek Drive South, San Diego, California                     92128
   (Address of principal executive offices)                              (Zip Code)


                                 (619) 679-1504
              (Registrant's telephone number, including area code)

                           Norris Communications, Inc.
                                  (Former name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $0.001                          83,741,764
               (Class)                       (Outstanding at February  11, 1999)

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X ] e.DIGITAL CORPORATION



                                      INDEX


                                                                                   Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited):

               Consolidated Balance Sheets as of December 31, 1998 and
               and March 31, 1998                                                   3

               Consolidated Statements of Operations for the three and nine
               months ended December 31, 1998 and 1997                              4

               Consolidated Statements of Cash Flows for the nine
               months ended December 31, 1998 and 1997                              5

               Notes to Interim Consolidated Financial Statements                   6

        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               12

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                  15
        Item 2. Changes in Securities                                              16
        Item 3. Defaults upon Senior Securities                                    16
        Item 4. Submission of Matters to a Vote of Security Holders                16
        Item 5. Other Information                                                  16
        Item 6. Exhibits and Reports on Form 8-K                                   16



SIGNATURES                                                                         17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                    DECEMBER 31, 1998       MARCH 31, 1998
                                                                                            $                     $
                                                                                       -----------           -----------
ASSETS
CURRENT
Cash and cash equivalents                                                                   20,849                62,370
Accounts receivable, net                                                                    94,599                54,659
Accounts receivable on research and development contracts                                  134,903               167,981
Inventory [note 4]                                                                          87,572               180,751
Prepaid expenses and other                                                                  12,289                10,240
                                                                                       -----------           -----------
TOTAL CURRENT ASSETS                                                                       350,212               476,000
                                                                                       -----------           -----------
Property and equipment, net                                                                 79,356               137,890
Other intangible assets, net of accumulated amortization of
   $12,001 and $9,764 respectively                                                          12,408                14,645
                                                                                       -----------           -----------
                                                                                            91,764               152,535
                                                                                       -----------           -----------
    TOTAL ASSETS                                                                           441,976               628,536
                                                                                       ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable, trade                                                                    650,303               682,927
Other accounts payable and accrued liabilities                                             704,897               655,781
Current portion of term note payable [note 5]                                               48,334                48,334
15% Promissory notes, net of unamortized discount of $22,000 [note 5]                       78,000                    --
12% Convertible promissory notes, net of unamortized
   discount of $72,728  [notes 5 and 12]                                                   902,272                    --
                                                                                       -----------           -----------
Total current liabilities                                                                2,383,806             1,387,042
                                                                                       -----------           -----------
LONG-TERM [NOTE 5]
12% Secured  notes payable                                                                 450,000               500,000
Term note payable, net of current portion                                                   54,322                90,084
                                                                                       -----------           -----------
                                                                                           504,322               590,084
                                                                                       -----------           -----------
    TOTAL LIABILITIES                                                                    2,888,128             1,977,126
                                                                                       ===========           ===========
Commitments and contingencies [note 11]
PREFERRED STOCKHOLDERS' EQUITY [NOTE 6]
Series A, convertible voting preferred stock, $0.001 par value, redeemable at
$10 plus accrued and unpaid dividends at 8% cumulative,
100,000 shares authorized, 92,500 and 99,500 shares outstanding, respectively                   93                   100
Additional paid-in-capital                                                                 980,900             1,002,562
                                                                                       -----------           -----------
TOTAL PREFERRED STOCKHOLDERS' EQUITY                                                       980,993             1,002,662
                                                                                       -----------           -----------
COMMON STOCKHOLDERS' EQUITY (DEFICIENCY) [NOTE 7] Common stock, $0.001 par value, authorized 200,000,000,
66,402,169 and 57,171,119 shares outstanding, respectively                                  66,402                57,171
Additional paid-in capital                                                              32,069,759            31,333,437
Prepaid warrants [note 8]                                                                  453,454               903,996
Contributed surplus                                                                      1,592,316             1,592,316
Accumulated deficit                                                                    (37,609,076)          (36,238,172)
                                                                                       -----------           -----------
TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)                                          (3,427,145)           (2,351,252)
                                                                                       -----------           -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                                 441,976               628,536
                                                                                       ===========           ===========



See notes to interim consolidated financial statements e.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                        Three months ended                 Nine months ended
                                                            December 31,                     December 31,
                                                      1998             1997               1998               1997
                                                        $               $                   $                  $
                                                   -----------       -----------       -----------       -----------
REVENUE:
   Product sales                                        80,323            60,224           154,218           330,338
   Development services                                 76,910           128,394           258,456           562,683
                                                   -----------       -----------       -----------       -----------
         Total revenues                                157,233           188,618           412,674           893,021
                                                   -----------       -----------       -----------       -----------

COST OF REVENUES:
   Cost of product sales                                56,819            58,280           127,132           301,062
   Cost of development services                        166,782           116,848           433,874           358,760
                                                   -----------       -----------       -----------       -----------
          Total cost of revenues                       223,601           175,128           561,006           659,822
                                                   -----------       -----------       -----------       -----------

Gross profit (loss)                                    (66,368)           13,490          (148,332)          233,199
                                                   -----------       -----------       -----------       -----------

OPERATING EXPENSES:
   Selling and administrative                          196,710           237,581           561,242           811,357
   Research and related expenditures                   141,079            99,232           433,568           203,631
                                                   -----------       -----------       -----------       -----------
          Total operating expenses                     337,789           336,814           994,810         1,014,988
                                                   -----------       -----------       -----------       -----------

Operating loss                                        (404,157)         (323,324)       (1,143,142)         (781,789)
                                                   -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
   Interest income                                         519             6,604             6,026             9,486
   Interest expense                                    (16,943)          (16,695)          (53,330)          (39,308)
   Non-cash interest [note 12]                         (28,586)               --          (140,075)               --
   Loss on disposal of property and equipment               --                --           (11,233)               --
   Other                                                    --                --           (29,150)          153,000
                                                   -----------       -----------       -----------       -----------
          Other income (expense)                       (45,010)          (10,091)         (227,762)          123,178
                                                   -----------       -----------       -----------       -----------

Loss before provision for income taxes                (449,167)         (333,415)       (1,370,904)         (658,612)
Provision for income taxes                                  --                --                --                --
                                                   -----------       -----------       -----------       -----------
Net loss                                              (449,167)         (333,415)       (1,370,904)         (658,612)
                                                   ===========       ===========       ===========       ===========

NET LOSS PER COMMON SHARE                                (0.01)            (0.01)            (0.02)            (0.02)
                                                   ===========       ===========       ===========       ===========

WEIGHTED AVERAGE COMMON SHARES                      65,213,902        56,119,927        61,456,038        44,823,993
                                                   ===========       ===========       ===========       ===========



See notes to interim consolidated financial statements e.DIGITAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                           For the nine months ended
                                                                                                   December 31,
                                                                                           1998                 1997
OPERATING ACTIVITIES                                                                        $                     $
                                                                                        ----------           ----------
Net loss                                                                                (1,370,904)            (658,612)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                                          38,506               59,946
    (Gain) loss on disposal of property and equipment                                       11,233              (12,088)
     Services paid by issuance of common stock or warrants                                  30,000               42,708
     Non-cash interest expense                                                             140,075                   --
Changes in assets and liabilities:
     Accounts receivable                                                                   (39,940)             (69,858)
     Accounts receivable on research and development contracts                              33,078              (60,928)
     Inventory                                                                              93,179               65,095
     Prepaid expenses and other                                                             (2,049)             (11,849)
     Accounts payable, trade                                                               (32,624)             (84,472)
     Other accounts payable and accrued liabilities                                        (17,345)            (325,420)
     Advances on research and development contract                                              --             (174,341)
                                                                                        ----------           ----------
Cash (used in) operating activities                                                     (1,116,791)          (1,229,818)
                                                                                        ----------           ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                                          (1,077)              (7,234)
Proceeds on disposal of property and equipment                                              12,109               80,654
                                                                                        ----------           ----------
Cash provided by investing activities                                                       11,032               73,420
                                                                                        ----------           ----------
FINANCING ACTIVITIES
Repayments under term note payable                                                         (35,762)             (35,000)
Proceeds from secured notes payable                                                             --              500,000
Proceeds from 15% promissory notes                                                         100,000              957,500
Proceeds from convertible promissory notes                                               1,000,000                   --
                                                                                        ----------           ----------
Cash provided by financing activities                                                    1,064,238            1,422,500
                                                                                        ----------           ----------
Net increase (decrease) in cash                                                            (41,521)             266,102
Cash and cash equivalents, beginning of period                                              62,370              176,158
                                                                                        ----------           ----------
Cash and cash equivalents, end of period                                                    20,849              442,260
                                                                                        ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
   Cash paid during the period for:
       Interest                                                                             53,329               39,308
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of secured notes payable to common stock                                      50,000                   --
   Common stock issued on conversion of prepaid warrants                                   450,542            2,372,509
   Common stock issued on conversion of Series A preferred stock                            74,665                   --
   Accounts payable and accruals paid by issuance of common stock                               --              420,885
   Services paid by issuance of common stock or warrants                                    30,000               42,708
   Settlement of accrued lease termination by issuance of term note                             --              182,633
   Stock dividends on Series A preferred stock                                              52,996                   --
   Common stock issued on conversion of promissory notes payable                            26,545                   --



See notes to interim consolidated financial statements
                             e.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1998

1. OPERATIONS
e.Digital Corporation, formerly Norris Communications, Inc., (the "Company") was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company further changed its domicile to Wyoming on August 30, 1997 and on September 4, 1997 reincorporated into Delaware. The Company is engaged through its wholly-owned subsidiary in developing and exploiting advanced electronic product designs and technologies for the portable computing, digital recording, mobile office and telecommunication markets.

2. BASIS OF PRESENTATION
The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, based in San Diego, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last nine fiscal years and for the nine month period ended December 31, 1998 and has an accumulated deficit of $37,609,076 at December 31, 1998. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations, and if necessary, obtaining additional financing.

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

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to Common Stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's losses for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options, warrants, convertible promissory notes payable, redeemable convertible preferred stock and prepaid warrants exercisable into 45,957,934 shares of Common Stock were outstanding as at December 31, 1998. These securities were not included in the computation of diluted EPS because of the losses, but could potentially dilute EPS in future years.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999.

                              e.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1998

3. RECENT ACCOUNTING PRONOUNCEMENTS
Effective April 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The adoption of this statement had no material impact on the Company's financial condition or results of operation as of December 31, 1998 and for the three and nine-month periods ended December 31, 1998 and 1997. Total comprehensive income did not differ from the Company's net loss for the three and nine months ended December 31, 1998 or 1997.

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

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on change in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 132 and SFAS No. 133 will have no material effect on its financial statements.

4. INVENTORY
Inventory of raw material and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                   December 31, 1998   March 31, 1998
                   -----------------   --------------
Raw material            $ 82,932          $109,960
Finished goods             4,640            70,791
                        --------          --------
                        $ 87,572          $180,751
                        ========          ========

5. CONVERTIBLE, SECURED AND TERM DEBT
15% Promissory Notes
In December 1998, the Company issued for cash $100,000 of 15% Promissory Notes due December 31, 1999. In connection with the issuance the Company granted the noteholders warrants exercisable into 1,000,000 shares of Common Stock at $0.10 per share until June 30, 2000. The Company calculated the fair value of the warrants at issuance and is amortizing this amount as non-cash interest expense over the term of the notes.

In January 1999, the Company issued for cash an additional $400,000 of 15% Promissory Notes and warrants on 4,000,000 shares of Common Stock on the same terms.

                              e.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1998

12% Convertible Promissory Notes
In June 1998, the Company completed the sale of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty ("CP Notes") due May 15, 1999. The CP Notes and interest are convertible into shares of Common Stock at $0.0875 per share, subject to certain future adjustments. During the third fiscal quarter of 1999, a CP Note and interest in the amount of $26,545 was converted into 303,373 shares of Common Stock. At December 31, 1998 the remaining CP Notes would have been convertible into approximately 11.1 million shares of Common Stock. See
Note 13.

In connection with the issuance of the CP Notes, the Company granted two directors an aggregate of 2,000,000 warrants exercisable at $0.10 per share for providing the noteholders certain guarantees and inducements. The Company calculated the fair value of the warrants at issuance and is amortizing this amount as non-cash interest expense over the term of the CP Notes.

12% Secured Notes Payable
In June 1997, the Company issued $500,000 of secured notes due September 30, 1999 with interest at 12%, payable quarterly in cash. The notes are collateralized by the Company's issued and pending patents and FlashBack technology. The notes are convertible into shares of Common Stock at a conversion price of $0.0875 per share, subject to certain future adjustments. Upon conversion, the note holders receive a stock purchase warrant for the number of converted shares exercisable at the conversion price for a period of nine years. At December 31, 1998, the $450,000 balance of these notes would have been convertible into approximately 5.1 million shares of Common Stock with warrants issuable on conversion and exercisable into a like number of shares at $0.0875 per share. See Note 13.

Term Note Payable
A 10% unsecured term note was issued effective December 31, 1997 in connection with the settlement of accrued balances owing related to the Company's former facility lease. The Company made a principal payment of $25,000 in October 1997. The note requires monthly payments of principal and interest of $5,000 for 38 months through November 1, 2000. At December 31, 1998, the note obligation was $102,656 of which $48,334 was the current portion.

6. REDEEMABLE PREFERRED STOCK
The 92,500 shares of Series A Preferred Stock (the "Series A Stock") outstanding at December 31, 1998 are convertible into shares of Common Stock computed by dividing $10.00 plus accrued and unpaid dividends at 8% per annum by $0.0875, subject to certain future adjustments. At December 31, 1998, the Series A Stock was convertible into approximately 11.6 million shares of Common Stock. The Company is required to redeem the Series A Stock on September 1, 2000 and upon the occurrence of certain other events. See Note 7 for Preferred Stock transactions and Note 13 for Subsequent Conversions.

                              e.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1998

7. COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
The following table summarizes Common Stockholders' equity transactions during the nine month period ended December 31, 1998:

                                                             Additional
                                                               paid-in      Prepaid      Contributed   Accumulated
                                      Shares      Amount       capital      Warrants       Surplus        Deficit          Total
                                      ------      ------       -------      --------       -------        -------          -----
Balance, March 31, 1998             57,171,119   $ 57,171   $ 31,333,437    $ 903,996    $ 1,592,316   $(36,238,172)   $ (2,351,252)
Stock issued on exercise of
   prepaid warrants                  7,502,930      7,503        443,039     (450,542)            --             --              --
Stock issued on conversion of
   secured notes payable               571,428        572         49,428           --             --             --          50,000
Non-cash interest on convertible
   notes                                    --         --         44,797           --             --             --          44,797
Value assigned to 2,000,000
   warrants granted in connection
   with issuance of convertible
   promissory notes                         --         --        100,000           --             --             --         100,000
Value assigned to 571,489
   warrants issued for services             --         --         30,000           --             --             --          30,000
Stock issued on conversion of
   promissory note                     303,373        303         26,242           --             --             --          26,545
Stock issued on conversion of
   7,000 shares of Series A
   Preferred Stock                     853,319        853         73,812           --             --             --          74,665
Dividends on Series A Preferred
  Stock                                     --         --        (52,996)          --             --             --         (52,996)
Value assigned to 1,000,000
  warrants granted in connection
  with issuance of promissory notes         --         --         22,000           --             --             --          22,000
Net loss                                    --         --             --           --             --     (1,370,904)     (1,370,904)
                                    ----------   --------   ------------    ---------    -----------   ------------    ------------
Balance, December 31, 1998          66,402,169   $ 66,402   $ 32,069,759    $ 453,454    $ 1,592,316   $(37,609,076)   $ (3,427,145)
                                    ==========   ========   ============    =========    ===========   ============    ============

8. PREPAID WARRANTS
At December 31, 1998, the Company had Prepaid Warrants outstanding of $453,454, net of offering costs. The terms of the Prepaid Warrants, as amended, provide that the face amount of the warrants or $508,108 is exercisable, without further cash payment, into shares of Common Stock of the Company at a fixed exercise price at $0.0875 per share, subject to certain future adjustments. The number of shares issuable is increased for certain registration penalty shares and by 7% per annum. At December 31, 1998, the Prepaid Warrants would have been convertible into approximately 7.6 million shares of Common Stock. The expiration date of the Prepaid Warrants is January 2000 at which time they convert to shares of Common Stock. See Note 13.

                              e.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1998


9. WARRANTS AND OPTIONS
At December 31, 1998, other warrants, in addition to the Prepaid Warrants, were outstanding/exercisable into the following listed shares. Also see Note 5 for additional warrants that may become issuable upon conversion of secured notes payable and Note 13 for subsequent warrants exercised.

                       Number of         Exercise Price
Description              Shares              U.S.$         Expiration Date
-----------              ------              -----         ---------------
Warrants                 33,750               4.00             June 1999
Warrants                450,000               1.75             July 1999
Warrants                 82,100               4.00           August 1999
Warrants                 20,570               0.25         February 2000
Warrants                 25,000               0.25            March 2000
Warrants              1,000,000               0.10         June 30, 2000
Warrants                 27,500               0.25            March 2001
Warrants                571,429             0.0875             June 2001
Warrants                571,428             0.0875             July 2001
Warrants                401,924               0.25             July 2001
Warrants                400,000               0.25           August 2001
Warrants                150,000            0.15625          October 2001
Warrants              2,000,000               0.10             June 2003
Warrants                128,067               0.25          October 2005
                      ---------               ----                  ----
Total                 5,861,768
                      =========

The following table summarizes stock option activity for the period:

                                           Number of        Weighted Average
                                             Shares          Exercise Price
Outstanding at March 31, 1998              2,735,340           $ 0.24
Granted                                    1,852,660           $ 0.0875
Exercised                                         --
Expired                                      (44,000)
Canceled                                     (50,000)
                                           ---------
Outstanding at December 31, 1998           4,494,000           $ 0.15
                                           =========
Exercisable at December 31, 1998           3,624,158           $ 0.166
                                           =========

Options outstanding are exercisable at prices ranging from $0.0875 to $3.65 and expire over the period from 1999 to 2003 with an average life of 4.1 years.

10. INCOME TAXES
The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $27,386,000 and $11,980,000 for federal and state tax purposes, respectively, subject to certain limitations.

11. CONTINGENT LIABILITY
The Company has been notified by the Internal Revenue Service of a potential tax liability of approximately $450,000 plus interest relating to the imposition of withholding taxes on imputed interest from purported loans from the Company's former Canadian parent company to operating subsidiaries. This matter is in the early stages and the Company has engaged legal counsel to vigorously contest this proposed tax liability and believes it has a number of valid defenses, including that the purported loans were capital contributions. The Company also believes that should the liability ultimately be sustained through
                              e.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1998

various appeals that the former Canadian parent company may have claims for refunds of such withheld taxes if imputed from the subsidiaries.

12. ACCOUNTING FOR CONVERTIBLE SECURITIES AT A DISCOUNT
The position of the Securities and Exchange Commission on convertible preferred stock and convertible debt that are in the money at the time of issuance requires recording the discount as a non-cash dividend or interest. The imputed dividend or interest is recognized beginning with the issuance of the security to the first date that conversion can occur and is adjusted for certain future changes. The CP Notes (note 5) issued in June 1998 were convertible at a discount at the time of issuance. Therefore, the Company recorded $44,797 as imputed non-cash interest at issuance in the first fiscal quarter.

13. SUBSEQUENT EVENTS
On January 12, 1999, the stockholders approved an increase in authorized common shares from 120 million shares to 200 millions shares. On January 13, 1999, the Company filed an amendment to its Certificate of Incorporation to effect the increase in authorized common shares.

Subsequent to December 31, 1998 and through February 11, 1999, the Company issued 2,211,442 shares of Common Stock upon the conversion of $145,599 face value of Prepaid warrants (see Note 8). The Company issued 5,067,143 shares of Common Stock upon the conversion of 40,000 shares of Series A Stock (see Note
6). The Company also issued 5,103,869 shares of Common Stock upon the conversion of CP Notes in the principal amount of $413,000 plus related accrued interest and 4,285,713 shares of Common Stock upon the conversion of 12% secured notes in the principal amount of $375,000 (see Note 5). The Company also received cash proceeds of $58,750 upon the exercise of warrants on 671,428 shares of Common Stock (see Note 9).

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

GENERAL
The Company has completed the transition from a manufacturing and sales organization to an OEM (Original Equipment Manufacturer) provider of technology, product development services, and technology licensing. The Company, as a consequence, anticipates that the majority of its future revenues will be from licenses, royalty fees, and private label agreements for products employing the Company's MicroOS(TM) technology and from contract development services for and sales to OEMs of custom digital products.

The Company recently announced $3 million of initial production orders from Lanier Worldwide, Inc. ("Lanier") resulting from a January 1997 development and supply agreement (the "Lanier Agreement"). The Company has designed, developed and intends to supply, through a subcontractor, a new digital voice recorder and computer docking station targeted for the medical industry. Management estimates, but there can be no assurance that initial shipments pursuant to these orders may commence in the fourth quarter ending March 31, 1999. Under the terms of the Lanier Agreement, the Company is receiving NRE (non-recurring engineering expenses), upon the satisfaction of certain milestones. The Lanier Agreement contemplates that the Company will provide Lanier with manufactured product to be sold by Lanier's sales force worldwide. From inception through December 31, 1998 in connection therewith, the Company had received NRE of approximately $649,000. The Lanier Agreement, as amended, is for an initial term terminating December 2001. The quantity of product to be purchased and sold by Lanier is to be determined by Lanier according to periodic forecast reports submitted to the Company. The initial $3 million order is for the first five months of such forecast.

The Company has also entered into a development agreement with Intel Corporation ("Intel") to design and develop a digital voice recorder. Under the agreement Intel is paying non-recurring engineering fees for design and development of prototypes.

The Company is actively pursuing licensing, private label, and OEM opportunities in an effort to penetrate the digital sound recording and playback market.

The Company has incurred operating losses in each of the last three fiscal years and these losses have been material. The Company incurred an operating loss of $8.7 million in fiscal 1997 (including a restructuring charge of $2.2 million) and $2.7 million in fiscal 1998 (including an inventory write-off of $1.3 million). The Company has reduced the level of its monthly cash operating costs to approximately $120,000 per month. However, the Company may increase expenditure levels in future periods to support its new MicroOS Audio Technology and support OEM customers. Accordingly, the Company's losses are expected to continue until such time as the Company is able to obtain supply, licensing, royalty and development revenues sufficient to cover fixed costs of operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

Management is focused on OEM licensing with respect to the MicroOS file system and contract development of private label and custom-designed products for computers, dictation systems, and computer peripherals and telecommunication equipment. Revenues from licensing, royalties and development services, and future product supply arrangements, if any, are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The termination of the Lanier Agreement would have a material adverse effect on operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for the Company's technology can also shift quickly. The Company may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS
For the first nine months of fiscal 1999, the Company reported revenues of $412,674, a 54% decrease from revenues of $893,021 for the first nine months of fiscal 1998. Three customers accounted for 95% of fiscal 1999's first nine months of revenues and two customers accounted for 75% of total revenue in the first nine months of fiscal 1998. Any loss of a customer could have a material adverse impact on the Company.

Revenue for the first nine months of fiscal 1999 included $154,218 of product sales to OEMs versus $330,338 for the prior comparable period. Product sales are less in the current period, as the prior year included sales to Sanyo under an arrangement which has since been discontinued. Product sales for the three months ended December 31, 1998 were $80,323 compared to the prior year's third quarter total of $60,224, the increase is primarily due from the shipment of an Adam Lab order. The Company does not anticipate significant product sales in future periods until the Company can successfully produce products under the Lanier Agreement, currently scheduled for production commencing in the fourth fiscal quarter (ending March 31, 1999).

The Company's development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Development service revenue of $258,456 for the nine months ended December 31, 1998 are less than the $562,683 for the prior year's first nine months primarily due to the Company being in the final stage of the Lanier Agreement which accounted for substantially all development revenues in the prior period. Development services for the third fiscal 1999 quarter were $76,910 compared to $128,394 for the prior year's third quarter. The decrease is consistent with the reduction in Lanier activity. Third quarter fiscal 1999 revenue included $39,096 recognized under the Intel development agreement.

For the nine months ended December 31, 1998, the Company reported a gross loss of $148,332 as compared to a gross profit of $233,199 for the first nine months of fiscal 1998. Cost of sales consisted of $127,132 of product costs and $433,874 of contract services consisting mostly of research and development labor being funded in part by the Lanier and Intel development agreements. The Company has devoted additional resources over a longer than originally estimated time period to complete the Lanier development without corresponding increases in development revenues. This has produced the current period gross loss. Although the Company does not anticipate any significant future contract losses, there can be no assurance the Company can attain positive gross margins in the future. Due to the same factors, the gross loss for the three months ended December 31, 1998 was $66,368, compared to a gross profit of $13,490 for the prior comparable period.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the nine months ended December 31, 1998, were $994,810, as compared to $1,014,988 for the nine months ended December 31, 1997. Selling and administrative costs aggregated $561,242 in the first nine months of fiscal 1999 compared to $811,357 in the prior period. The $250,115 reduction was comprised primarily of a $65,319 decrease in compensation and related cost, a $53,571 decrease in depreciation, amortization and business property tax, and a $110,788 reduction in occupancy related costs. The Company continues its efforts to control operating costs. For the third fiscal 1999 quarter, total operating expenses were $337,789 comparable to $336,814 for the prior year's third quarter.

Research and related expenditures for the nine months ended December 31, 1998 were $433,568, as compared to $203,631, for the nine months ended December 31, 1997. An aggregate of $433,874 of development costs were incurred for contract development work during the nine months ended December 31, 1998 and are included in cost of revenues. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources. Research related expenditures for the third fiscal 1999 quarter were $141,079, a $41,847 increase from the comparable third quarter in the prior year. The increase can be attributed to expanded engineering activities associated with the development of technology.

The Company reported an operating loss of $1,143,142 for the nine months ended December 31, 1998, as compared to an operating loss of $781,789 for the nine months ended December 31, 1997. The operating loss for the third quarter of fiscal 1999 was $404,157 compared to $323,324 in the third quarter of the prior year. The increase in operating losses in the current fiscal year are directly attributable to the gross losses from development activities. Management believes, but there can be no assurance, that investments in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact the Company's operating losses. Accordingly, there is substantial uncertainty about future operating results and the results for the first nine months are not necessarily indicative of operating results for future periods or the fiscal year.

The Company's cash interest expense for the nine months ended December 31, 1998 was $53,329, an increase from the $39,308 for the prior period resulting from the interest bearing debt outstanding during fiscal 1999. The Company also incurred during the first quarter $44,797 as a one time non-cash interest expense on convertible promissory notes convertible at a discount and recognized during the second quarter $27,272 as non-cash interest from the amortization of note discount.

The Company reported a net loss for the first nine months of the current fiscal year of $1,370,904 compared to a net loss of $658,612 for the prior year's first nine months.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1998, the Company had a working capital deficit of $2,033,593 compared to a working capital deficit of $911,042 at March 31, 1998. The Company had approximately $87,500 of working capital invested in inventories at December 31, 1998. The decrease in working capital was a result of the Company's continuing losses that consumed working capital during the period.

In June 1998, the Company completed the sale of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty due May 15, 1999 and in December 1998 sold $100,000 of 15% Promissory Notes. The proceeds are being applied for continued operating capital. In January 1999 the Company sold an additional $400,000 of notes.

For the nine months ended December 31, 1998, net cash decreased by $41,521. Cash used in operating activities was $1,116,791. Major components using cash were a net loss of $1,370,904 reduced by $38,506 of aggregate depreciation and amortization, $11,233 of loss on disposal of property and equipment, $30,000 for services paid by issuance of warrants and $140,075 of non-cash interest, or a net loss use of cash of $1,151,089. The major change in assets and liabilities providing cash from operating activities was a reduction in inventory of $93,179 and a reduction in accounts receivable on research and development contract of $33,078. The major changes in assets and liabilities using operating cash was a reduction in accounts payable trade of $32,624 and an increase in accounts receivable of $39,940.

Other than cash on hand (including the January note sale) and accounts receivable, the Company has no material unused sources of liquidity at this time. Based on the Company's cash position assuming (i) continuation of existing OEM development arrangements, (ii) currently planned expenditures and level of operation, (iii) no new product sales or new development agreements; the Company estimates it will require additional capital within the next twelve months to meet its debts as they become due and to continue as a going concern. Given such assumptions, the Company estimates that projected working capital requirements will require a minimum of an additional $500,000 to continue operating for the next twelve months. Management estimates that margins from supplying product under the Lanier supply agreement may provide this requirement assuming shipments commence in the fourth quarter. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of Lanier orders and reorders are subject to many factors and risks, many outside the control of the Company.

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

FUTURE COMMITMENTS AND FINANCIAL RESOURCES
The Company has an obligation and agreement with Comdisco, Inc. providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raised. Also see Note 11 to the accompanying interim statements.

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

The Company's plans for its MicroOS Audio(TM) technology are to continue to develop the technology and seek OEM partnerships to exploit the technology. The Company may require additional funds to continue development of this and other technologies and the extent of such requirements is not presently determinable by management.

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

BUSINESS RISKS
This report contains a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES

(a) On January 12, 1999, the common stockholders approved an increase in authorized common shares from 120 million common shares to 200 million common shares. On January 13, 1999, the Company filed an amendment to its Certificate of Incorporation to effect the increase in authorized common shares. The effect of this amendment was to provide sufficient authorized shares for future issuance pursuant to the 1994 Stock Option Plan and for other corporate purposes from time-to-time. The amendment made no other modifications to the rights of common stockholders.

(b)     NONE

(c) The following is a description of the equity securities sold by the Company during the third fiscal quarter ended December 31, 1998 that were not registered under the Securities Act:

        In December 1998, the Company sold for cash $100,000 of 15% Promissory Notes ("Notes") due December 31, 1999 to three accredited investors. The Notes are not convertible. In connection with the sale the Company issued the Noteholders warrants exercisable into 1,000,000 shares of Common Stock at $0.10 per share until June 30, 2000. These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D or Regulation S thereunder and an appropriate legend was placed on the Notes and the Warrants. The securities were sold by the Company without an underwriter and no commission was paid.

        In January 1999, the Company sold an additional $400,000 of the Notes and Warrants to one accredited investor on the same terms. The warrant issued is exercisable into 4,000,000 shares of Common Stock on the same terms.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

        3.1.2 Certificate of Amendment of Certificate of Incorporation of Norris Communications Inc. filed with the State of Delaware on January 13, 1999.

        4.9 Form of 15% Promissory Note due December 31, 1999 for an aggregate of $500,000.

        4.10 Form of Warrant Exercisable into an aggregate of 5,000,000 shares of Common Stock at $0.10 per share until June 30, 2000.

        27      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           e.DIGITAL CORPORATION


Date:   February 12, 1999                  By:  /s/RENEE WARDEN
                                                --------------------------------
                                                 Renee Warden
                                                 Controller
                                                 (Principal Financial and
                                                 Accounting Officer and duly
                                                 authorized to sign on behalf of
                                                 the Registrant)