Form 10KSB40
period 1999-03-31
E DIGITAL CORP
filed 1999-06-28
CIK 886328

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                         Commission file number 0-20734

                              e.DIGITAL CORPORATION
                 (Name of small business issuer in its charter)

                Delaware                               33-0591385
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

                         13114 Evening Creek Drive South
                           San Diego, California 92128
                                 (858) 679-1504
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $426,350

The aggregate market value of the issue's Common Stock held by non-affiliates of the registrant on June 1, 1999 was approximately $271,297,000 based on the average of the closing bid and ask price of $2.505 as reported on the NASD's OTC electronic Bulletin Board system.

As of June 1, 1999 there were 109,174,552 shares of e.Digital Corporation Common Stock, par value $.001, outstanding and 12,500 shares of Series A Preferred Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


================================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

ITEM 1.    Description of Business                                          2
ITEM 2.    Description of Property                                         12
ITEM 3.    Legal Proceedings                                               12
ITEM 4.    Submission of Matters to a Vote of Security Holders             12

                                     PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters        12
ITEM 6.    Management's Discussion and Analysis or Plan of Operation       13
ITEM 7.    Financial Statements                                            22
ITEM 8.    Changes in and Disagreement with Accountants on Accounting
           and Financial Disclosure                                        22

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance With Section 16(a) of the Exchange Act      22
ITEM 10.   Executive Compensation                                          24
ITEM 11.   Security Ownership of Certain Beneficial Owners
           and Management                                                  25
ITEM 12.   Certain Relationships and Related Transactions                  26
ITEM 13.   Exhibits and Reports on Form 8-K                                27

SIGNATURES

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


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY

e.Digital Corporation, a Delaware corporation ("e.Digital" or the "Company") is a holding company which operates through its wholly owned California subsidiary, e.Digital Corporation. ("Subsidiary"). e.Digital provides innovative product designs and technologies for the rapidly growing market for electronic devices using portable storage media (flash memory and microdrive technologies). e.Digital employs its patented MicroOS file management system as the intelligence targeted for portable digital voice, music, audio, image, video and data recording and storage devices that interface with computers and the Internet.

e.Digital earns revenues from performing contract design and development services for OEM (Original Equipment Manufacturer) customers in a broad range of targeted digital processing markets. These markets include dictation equipment, digital music, consumer electronics, digital image and video and other portable product markets. The Company also seeks to license its patented MicroOS file management system and offers manufacturing services for its customers with actual production contracted to third parties.

Currently the Company is developing and manufacturing digital dictation products for Lanier Worldwide, Inc. ("Lanier"), an advanced digital recorder reference design for Intel Corporation ("Intel") and strategically working with Lucent Technologies, Inc. ("Lucent") in the digital music field. e.Digital has provided initial portable digital music player prototypes to Lucent. These prototypes are being used in demonstrating the downloading of secure high-quality music from the Internet to the computer and then to e.Digital's hand-held music player. The Company is also developing portable solutions for the emerging mobile enterprise industry that is implementing voice and voice processing in mobile corporate-wide environments.

The Company was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 changed its domicile to the Yukon Territory, Canada. On August 30, 1996, the Company continued its jurisdiction to the State of Wyoming, then on September 4, 1996, to the State of Delaware. On January 13, 1999, the shareholders approved a name change to e.Digital Corporation. The address of the Company's principal executive office is 13114 Evening Creek Drive South, San Diego, California 92128 and its telephone number is (619) 679-1504. The Company's primary operating facilities are located at that address. Its Internet site is located at www.edig.com.

INDUSTRY BACKGROUND

The Company designs products employing portable storage media with the major categories being digital recorders and related mobile devices and the rapidly emerging digital music market.

Portable Storage Market

The Company's MicroOS technology serves as the intelligence for portable storage media (flash memory and microdrive technology are the most common types). The traditional data storage market includes dynamic random access memory ("DRAM") as the main system memory, static random access memory ("SRAM") as specialized and high speed memory, hard disk drives for high capacity data storage and floppy disk drives for low capacity removable data storage.

In recent years, digital processing has expanded beyond the boundaries of desktop computer systems to include an array of electronic systems. These new devices include hand-held data collection terminals, medical monitors, mobile communication systems, highly portable computers, digital cameras, cellular telephones, communications switches, wireless base stations, network computers, pay telephones, digital audio and music recorders and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. Important requirements include small form factor, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. In the late 1980s, a new memory technology, known as flash memory, was developed for these applications.

Flash memory-based products are solid-state devices. They are non-volatile, meaning that no on-going source of power is required in order for the products to retain data, images or audio indefinitely. Flash is noiseless, considerably lighter, more rugged and consumes less power than older disk drive technology. A variety of form factors have been developed using flash memory including PC cards, CompactFlash(TM) cards, miniature cards, multimedia cards, smart media cards and others. Flash products are produced by a large number of firms including Intel Corp., SanDisk Corporation, AMD, M-Systems, Samsung, TDK, Toshiba and others. Industry estimates indicate Flash cartridge shipments exceeded 4.4 million units in 1998 and are projected to exceed 30.1 million units in 2002 according to Peripheral Research Corp.

A newer technology consistent with the CompactFlash form factor is IBM's new microdrive technology designed to provide higher storage capacity for portable devices. Microdrives are high capacity miniature one-inch hard disk drives. IBM has announced the availability of 170 MB and 340 MB microdrives in mid-1999.

The Company believes these portable storage formats are complicated to use and generally require a sophisticated file system. A file system is a software driver which is used to make portable memory components more closely emulate a disk drive and allow an understood mechanism for rapidly storing and retrieving data with the minimal overhead allowed in a portable device.

Current product applications by the Company have focused on CompactFlash cards. CompactFlash is available in capacities ranging from 2 megabyte to 96 megabytes. The Company's technology also supports SanDisk's multimedia card format, the IBM microdrive format, Intel Miniature Card format and others thereby offering customers design flexibility and choices among portable storage memory. Intel, SanDisk and other large manufacturers are aggressively promoting high volume use of portable storage media in a variety of new product concepts.

As a developer of advanced electronic products and technologies employing portable storage media, the Company's success is in part dependent upon the continued growth and use of various forms of portable storage media. New product applications are also premised, in part, on continued reductions in the per-megabyte cost of such memory.

Digital Recording, Related Mobile Devices and Mobile Enterprise Markets

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

The older analog dictation products market is evolving to fully digital dictation systems interfacing with computers and the text-to-voice and emerging voice-to-text technology markets. The mobile enterprise industry is focused on integrating voice and voice processing into mobile devices and corporate enterprise solution software. The Company believes these movements will impact all types of portable and mobile products and technologies.

The Internet is impacting business and technology in unparalleled ways. Voice and text mail is burgeoning. Music, data and audio can be downloaded through the Internet to the personal computer creating a market for portable devices that can interface digitally. Portable storage media prices are dropping improving the outlook for portable devices that employ such memory. These moves along with lower voltage storage media and improved battery technology are expected to expand the market for portable and mobile devices.

The worldwide electronics industry is quickly evolving to provide more electronic content to consumer items, including portable devices. The fast-paced electronics industry presents challenges for developers of electronic products, where time-to-market, cost, performance, quality, reliability, size and the need for product diversity become the focus in a volatile industry.

The recently formed Voice Technology Initiative for Mobile Enterprise Solutions (VoiceTIMES) alliance plans to establish standards for mobile speech technology in corporate environments. Its membership is engaged in targeted research studies to identify enterprise solutions where mobile devices can change the way companies do business by providing plug and play compatible mobile devices. The initial areas of research include the medical industry, law enforcement, insurance, services, field sales and ERP systems. The Company believes, as an inaugural member of VoiceTIMES, that it will benefit from this research which will provide a range of marketing and sales opportunities. The Company is focusing research and development activities towards these product markets.

Digital Music and the Internet

Music is one of the most popular forms of entertainment in the world. Music is also big business. According to the Recording Industry Association of America, or RIAA, worldwide sales of recorded music were $38.7 billion in 1998. Five major global record companies--BMG Entertainment, EMI Music, Sony Corporation, Universal Music Group and Warner Communications Inc.--and their numerous affiliated labels account for more than 80% of all recorded music sales worldwide. The recorded music industry has operated under the same basic business model for many years. Typically, record companies sign artists to exclusive contracts under which the record companies develop and promote their music. The companies then sell this recorded music through wholesale and retail distribution channels to consumers. In addition, there are millions of amateur musicians who do not have access to distribution through traditional channels.

The Internet presents a significant opportunity for the rapid and cost-effective distribution, promotion and sale of recorded music. Music is one of the most popular topics on the Internet as reflected by the increasing number of music-related websites and the growth of online sales of compact discs. To date, online recorded music sales have occurred primarily through the purchase of compact discs through online retailers. The popularity of online buying is forcing traditional retailers to sell recorded music using the Internet, either through their own websites, Internet portals and other sites or in the future through in-store kiosks.

In recent years, consumers have increasingly used their computers to play music. Dataquest estimates that in 1998, 30% of U.S. households had multimedia PCs with a sound card, speakers and either a CD-ROM or DVD-ROM drive. Consumers can now play CDs on their computers with the ease and fidelity formerly associated only with stereo systems. However, music files can be very large. For example, a three minute song can occupy more than thirty megabytes of storage. Storing and transferring audio files can be expensive and slow. To address this problem compression formats have been developed and consumers are employing faster Internet connections. Many consumers have upgraded from a 28.8 Kbps modem to a cable, xDSL or ISDN modem. According to Jupiter Communications, the number of subscribers using cable, xDSL or ISDN modems is projected to increase from one million in 1998 to 10.5 million in 2002. Music consumers increasingly want to hear recorded music in real time on their computers and store these recordings for later playback on portable devices as well as computers.

Advances in digital compression technologies now allow the transmission of near-compact disc quality audio over the Internet. Several compression formats are currently used, including Lucent's EPAC (Enhanced Perceptual Audio Coder), Dolby Laboratories AC3, Microsoft's Windows Media 4.0 (MSA4.0) format and mp3 (an open digitally encoded audio standard arising from the Motion Picture Experts Group). Companies offering audio compression formats include Lucent Technologies Inc., AT&T Corp., IBM Corporation, Liquid Audio, Inc., Microsoft Corporation and RealNetworks, Inc. among others. To date, recorded music sales delivered through digital transmission have been minimal, but are expected to reach 7% of all United States recorded music sales by 2003, according to Forrester Research.

As downloading music from the Internet has become increasingly popular, music content copyright owners, including the major record companies, have expressed concerns about unauthorized copying or "pirating" of copyrighted sound recordings. For example, many compression technologies, including the basic mp3 standard specification, lack copyright protection. This can result in the unauthorized downloading and replication of digital music. The major recording industry association, the Recording Industry Association of America (RIAA), has formed a committee, the Secure Digital Music Initiative (SDMI), to propose a standard for the secure digital distribution and use of recorded music. SDMI compliant devices are expected to be on the market by the end of 1999 and in the future will limit the transmission of "pirated" music.

The e-commerce market for downloadable recorded music is just emerging and there is limited availability of digital music on the Internet. The major record companies to date have engaged in limited efforts to sell recorded music through digital transmission. But the explosive growth of the Internet, emergence of compression technologies, copy protection systems and the SDMI standard setting process is causing rapid changes in the music industry. Recently there have been rapid developments in the digital music field with a large number of announcements by artists, global record companies, compression and security firms, consumer product companies and others announcing various alliances and ventures to provide music over the Internet. e.Digital believes these industry forces will drive demand for portable devices capable of playing various music compression and security formats.

e.DIGITAL'S STRATEGY

The Company offers OEM customers core technology and experienced design and development services to rapidly implement digital solutions in the portable device marketplace. The Company believes it was selected by Lanier, Intel and Lucent for state-of-the-art projects due to the combination of this technology and its experience in implementing solutions For simple memory interfaces many OEMs develop simple file management code, however in more complex memory management requirements the Company believes it offers a superior solution. As portable devices become more robust and provide multiple functions, the Company believes there will be expanded market opportunities for its file management system. The Company's objective is to have MicroOS become a leading file management system in a growing digital market for portable devices.

e.Digital's MicroOS provides a flexible software solution for portable digital music players. The Company also has substantial experience in adapting MicroOS to leverage the strengths of various Digital Signal Processors (DSPs). DSP processors are a key electronic component employed in portable digital devices to manipulate digitized signals. The Company is also experienced in adapting compression algorithms to DSP processors. This experience and the Company's abilities position it as a leader in providing hardware and software solutions to developers of portable digital devices.

The Company's strategy in the digital music field is to leverage its relationship with Lucent and others in focusing its development efforts on the EPAC compression scheme being promoted by Lucent. EPAC stands for Enhanced Perceptual Audio Coder and is the core technology being promoted by Lucent's New Venture Group as a secure high-quality solution for Internet music delivery. At 128 kilobits per second, EPAC offers CD-transparent stereo sound. EPAC is fully compliant with RealNetworks G2 player, the industry's most recognized system for streaming media. RealNetwork's recent introduction of the RealJukeBox music management software further demonstrated the capabilities of digital music. EPAC is 30-50% faster to download than mp3 and uses 30-50% less storage space. Unlike mp3, EPAC can be downloaded with a selected song rather than in a separate technical step. EPAC uses psychoacoustic modeling to compress music in a way that is not noticeable to the ear. Music compressed at a rate of 11 to 1 retains its fidelity. EPAC's variable bit rates and high audio quality allow it to be used in multiple bandwidth applications.

e.Digital is also retaining flexibility in its designs to provide portable digital music player designs that will also use other audio compression formats or respond to multiple compression, digital watermarking and encryption schemes.

e.Digital's strategy is to build upon its proprietary technology to develop long-term strategic relationships with key manufacturers in various industries. The Company believes it has the expertise and experience to offer a turnkey solution to major OEMs seeking to implement portable digital sound processing. The Company offers a total solution from product design through development and manufacturing.

The Company actively seeks licensing, private label, and OEM opportunities in the digital sound processing market. The Company's efforts include:

        1. Expanding its business by developing custom products for additional OEM customers The Company seeks to expand its business through sales and marketing targeted at obtaining additional product development opportunities with existing customers and new OEM customers.

        2. Developing brand name recognition with OEM customers - The Company has limited brand name recognition but seeks to position e.Digital's MicroOS as a market leader in the portable file management software field. This strategy is being pursued through participation in industry alliances, professional articles and attaching its names along with OEM products to the extent possible.

        3. Expanding the technology base through continued enhancements of the MicroOS technology and new inventions - The Company develops in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more OEMs. The Company's engineering team continues to enhance and update the MicroOS software and related technology. The Company also devotes resources to expanding the technology to new applications. In addition to improved music and voice processing, management believes the Company's technology may have applications in a wide range of products including voice pagers, answering machines, cellular phones, computers and for the storage of pictures and video images.

        4. Leverage strategic and industry relationships - e.Digital has established important strategic or industry relationships with a number of partners including Lucent, Intel, IBM, SanDisk and other music oriented companies. The Company seeks to leverage these relationships to achieve the strategies outlined above by expanding its business and solidifying its position as a technology leader in the field of voice, music and data processing.

ACCOMPLISHMENTS TO DATE

e.Digital innovated the use of flash memory in a handheld digital voice recording device, using removable digital recording media in a handheld device, interfacing a portable digital voice recorder with a personal computer and the Internet and employing CompactFlash in the recording and playback of near-compact disc (CD) quality music in a portable device. These innovations have positioned the Company with industry leaders in providing digital recording and digital music solutions to consumers. Management believes the following accomplishments have aided the Company's industry positioning:

        o The Company recently commenced shipments of a highly advanced mobile digital recorder and docking station to Lanier against $3 million of initial production orders.

        o The Company is designing and developing an advanced digital voice recorder under contract to Intel. Intel is paying non-recurring engineering fees for design and development of prototypes.

        o e.Digital has completed a second-generation digital music player in cooperation with Lucent and both parties are demonstrating the technology to prospective customers.

        o The Company has established strategic or industry relationships with major companies in the digital music and portable device market.

        o e.Digital was selected by IBM to be an inaugural member of the VoiceTIMES alliance to develop standards for voice technologies and handheld mobile devices.

        o The Company was selected by Lucent to be its technical advisor at SDMI meetings to help establish standards for digital music.

        o e.Digital has been granted U.S. patents on its core technology, the MicroOS file management system.

STRATEGIC AND INDUSTRY RELATIONSHIPS

The Company has established strategic and industry relationships primarily in the fields of digital music and advanced digital recorders.

Digital Music Relationships - e.Digital plans to continue to develop and build strategic relationships with key third parties in the digital music field that are engaged in the compression, component, copy protection and product development segments of digital music distribution. e.Digital believes these relationships enhance its ability to participate in this explosive new field of business.

        Lucent Technologies Inc. - e.Digital is collaborating with Lucent to jointly offer OEMs a reference design and a new handheld solid-state music player. The new SDMI compliant music player features the MicroOS file management system and plays music stored in Lucent's EPAC audio compression format which offers high security and excellent sound quality. Initial designs incorporate a 32 megabyte CompactFlash card produced by SanDisk. Lucent and e.Digital are collaborating on the marketing of this product design to a wide range of participants in the digital music industry. Lucent designs, builds and delivers a wide range of network, communications and technology solutions.

        Texas Instruments - e.Digital's EPAC music player uses a new class of Digital Signal Processor manufactured by Texas Instruments. e.Digital is serving as the DSP engineering specialist to port (configure software to operate on a new processor) EPAC software to a new class of Texas Instrument DSPs. Texas Instruments is a global semiconductor company and a leading designer and supplier of digital signal processing solutions.

        SanDisk Corporation - e.Digital is working with SanDisk to incorporate CompactFlash into the e.Digital EPAC music player. SanDisk specializes in designing, manufacturing and marketing flash memory data storage products.

        Cognicity, Inc. - The Company is working with Cognicity and Lucent to use Cognicity's AudioKey as a security feature to watermark digital music content providing a means for copyright protection. A watermark is an embedded digital tag on a CD or digital music file providing a means of tracking its source and use. Cognicity is a provider of content management tools to help customers protect, extend and manage their digital assets.

        Celestial Technologies, Inc. - The current demonstrations of the EPAC player use Celestial's Audio Library software to manage digital music on the PC, function as a personal music server (jukebox) and manage the transfer of digital music to the portable EPAC player.

Through SDMI members and others the Company is also developing relationships with additional digital music industry participants including other compression and protection technology providers.

Advanced Digital Recorders and Mobile Devices - e.Digital's experience and expertise in developing advanced digital recorders with computer and Internet interface has positioned the Company as a technology leader in this field. The Company believes the introduction of the Lanier recorder with its highly advanced features further positions the Company as a technical leader in this field. e.Digital believes that this reputation was the reason it was selected as one of seven inaugural members of the VoiceTIMES alliance targeted to provide standards for the integration of mobile devices in corporate environments. The Company is working with the following companies in these fields:

        Intel Corporation - e.Digital is working with Intel to design and develop an advanced digital voice recorder with text-to-speech and speech-to-text technologies that interfaces with the computer and Internet. Intel is also an inaugural member of the VoiceTIMES alliance. Intel is a world leader in designing, manufacturing and marketing microcomputer components and related products.

        IBM - IBM is leading the VoiceTIMES alliance and e.Digital is working to expand its relationship with IBM through this and other activities. IBM is a worldwide provider of advanced information technology.

The Company believes its experience in producing the Lanier recorder, its contract with Intel and its participation in the VoiceTIMES alliance will expand its opportunities to develop additional advanced digital recorders and related mobile devices.

CUSTOMERS

The Company has revenue producing contracts or arrangements with the following customers:

Lanier Agreement

The Company recently announced $3 million of initial production orders from Lanier resulting from a January 1997 development and supply agreement (the "Lanier Agreement"). The Company has designed, developed and produced a new digital voice recorder and computer docking station for the medical industry. The contract provides that e.Digital will supply product under the agreement through December 2001. In May 1999 the Company commenced production, through a subcontract manufacturer, and in June commenced initial customer shipments pursuant to purchase orders. The supply agreement provides for rolling six month requirement forecasts and three month advance orders.

Lanier is one of the world's largest providers of document management solutions, services and support with over $1.6 billion in annual revenues. Lanier markets, sells and services a wide array of tailored solutions. Lanier was the first to market centralized digital dictation systems and the new recorder and docking station is Lanier's first portable digital dictation system with advanced features to interface with computerized digital dictation systems.

e.Digital is shipping a handheld recorder and docking station to Lanier Healthcare, a Lanier business unit. These products represent the Cquence Mobile portion of Lanier's Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features.

Intel Agreement

In August 1998, e.Digital signed an agreement to design and develop a digital voice recorder for Intel. Intel is financing the design and prototypes which use MicroOS and utilize advanced text-to-speech and speech-to-text technologies. e.Digital will receive license fees and royalties from any future production products, and in derivatives of the development effort. The prototype is expected during 1999.

Intel is the market leader in microprocessors. Advanced digital recorders require advanced processors to process speech-to-text and text-to-speech applications.

Lucent Projects

e.Digital has produced certain prototype equipment based on purchase orders from Lucent. The use of e.Digital technology allowed Lucent to present its audio compression technology and Cognicity's watermarking technologies at a demonstration in Beverly Hills and Manhattan in late October 1998. e.Digital's technology was used to playback digital audio via the Internet from Manhattan to the Beverly Hills demonstration. In January 1999, Lucent demonstrated e.Digital's first-generation digital music player at the Midem International Music Market trade show in Cannes, France. e.Digital has recently completed a second-generation device which was demonstrated in May 1999 at PC Magazine Editor's day. e.Digital's latest EPAC Internet music player offers high security, copyright protection and CD-transparent sound quality.

Lucent and e.Digital are actively demonstrating and marketing their digital music solution to participants in the digital music arena including (a) providers of infrastructure technology, products and services, (b) providers of online music services, (c) Internet retrieval and portal companies, and (d) online music retailers.

The Company is also porting Lucent's EPAC compression algorithm software to the new class of Texas Instrument DSPs pursuant to a purchase order from Lucent. This effort is an example of e.Digital's digital signal processing consulting services.

Other Projects

The Company has performed development services for other customers from time to time. e.Digital has received several follow-on orders to supply daughterboards to ADAMLAB for their SuperHawk Voice Output Communication Aid (VOCA). ADAMLAB is a Regional Educational Service Agency (RESA) project in Michigan dedicated to providing low-cost voice technology to speech-challenged individuals and students. The orders stem from a July 1997 development agreement between the two companies, where e.Digital developed voice recording components for ADAMLAB employing MicroOS software.

STANDARDS

The Company believes that a successful solution for mobile business commerce and digital music commerce must incorporate technical and industry standards. e.Digital is participating in the standard-setting initiatives.

Voice Technology Initiative for Mobile Enterprise Solutions (VoiceTIMES)

e.Digital along with IBM, Intel and four other leaders in speech recognition and mobile technologies announced in April 1999 the formation of VoiceTIMES. VoiceTIMES goal is to coordinate the technical requirements needed for companies to build and deploy solutions using voice technologies and handheld mobile devices. With the growth of mobile devices and increasing demand for network access, the VoiceTIMES initiative was formed to define specifications for how voice commands and information are transmitted and received by existing and future mobile devices. The VoiceTIMES alliance aims to eliminate the complexities for the consumer and solutions integrator and provide future generations standard compliant speech-enabled mobile products.

As a charter member, the Company believes the VoiceTIMES alliance will expand opportunities for e.Digital to develop speech-based mobile information gathering devices and leverage existing product designs and technology into additional industry solutions and products.

Secure Digital Music Initiative (SDMI)

The SDMI was officially announced in December 1998 and is sponsored by the Recording Industry of America (RIAA) to develop an open standard for the secure digital delivery of recorded music. Over 200 companies are participating in this effort. To date, this effort has focused on requirements for consumer portable music devices, such as the e.Digital hand-held music player. Through e.Digital's association with Lucent, e.Digital has been attending SDMI meetings as Lucent's technical representative and participating in these efforts.

The worldwide recording industry recognized that many companies are developing approaches to provide security for music that is digitally distributed via CD, high-density disc, the Internet and other means. The SDMI goal is to encourage a marketplace of interoperable products that will benefit consumers and spur innovation. SDMI compliant devices expected by the end of calendar 1999 are expected to accept any content in any format the manufacturer allows. Phase 2 SDMI compliant devices are expected to accept open formats and only reject pirated copies of new content released after Phase 2 compliant music creation and playback technology becomes available in the future.

e.Digital believes the SDMI standards will allow the rapid development and growth of the digital distribution of music on the Internet and the demand for portable players and related devices.

TECHNOLOGY AND SERVICES

The Company's technology and services are focused on providing digital solutions for the portable device marketplace.

MicroOS Core Technology

The Company's core MicroOS technology is an efficient, portable storage memory file management system. The patented software architecture takes a unique approach to file management that is robust, high-speed and efficient. This approach is suited for the high-speed portable product market because it requires minimal micro-controller support while providing broad product functionality. This architecture offers OEMs the ability to reduce new product development time and time to market, as well as produce a product featuring a reduced chip count and correspondingly lower cost and power requirements.

The Company's design caters to ultra-miniature applications by reducing the need for a high power micro-controller by paring down code to fit and run efficiently on low-cost micro-controllers while preserving memory for other functions. The software stores and manipulates compressed voice, data, image or video files. It supports various flash memory formats including CompactFlash, Intel Miniature Card and IDE hard disks as well as the new IBM microdrive technology. Unlike less robust systems, MicroOS can support an unlimited number of files, directories, and subdirectories and is fully MS-DOS compatible. It is also easily adaptable to function with Microsoft Windows CE platforms. The system is written in the programming language "C" to facilitate porting to other environments.

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

MicroOS Audio Technology

The Company has employed MicroOS in portable digital recorders and extended the technology for implementation into various product concepts. One extension is the Company's MicroOS Audio technology, which utilizes Lucent's EPAC compression technology. MicroOS Audio provides the means for CD-quality, stereo music and high-bandwidth speech and music playback from a CompactFlash cartridge, other removable flash memory or embedded memory. Record, edit and playback functions are encoded and a PC interface links the portable unit to the computer. Inherent in the combined technology, is a storage algorithm providing the ability to watermark information, providing protection against piracy. The MicroOS Audio technology is easily adaptable to other compression technologies, such as mp3, AC3 and MSA4.0 and others.

MicroOS Audio's features include instant access to recorded material, computer/Internet compatible files, a computer standard interface and adaptability to various industry standard removable flash memory devices. The advantages of the MicroOS Audio stereo technology over portable CD players include its small size, low power consumption, use of re-recordable media, inexpensive computer interface/compatibility and no moving parts. In addition to being a stand-alone, ultra compact, portable stereo, the MicroOS Audio technology can be integrated into a variety of products, such as laptop or hand-held PC's, pagers, cellular phones, PDAs and other portable devices.

Services

e.Digital offers developers of electronic products a portfolio of services within the broad categories of design services, development services and manufacturing services.

e.Digital offers services to perform design projects for electronic components and portable products. When developers of electronic products lack the experience or resources to work with portable storage media to do their own design work, or they want to keep internal engineers and designers on other work, e.Digital's design services help perform component and product design. e.Digital offers design services in areas such as integrated circuit design, the design and incorporation of custom digital signal processing solutions, wireless communication, computer and Internet connectivity and physical product design. e.Digital has expertise in embedded systems, digital and analog integrated circuit design, wireless, multimedia, Internet and computer connectivity, DSP customization, flash memory interface and related fields. Generally, the Company contracts actual physical product design to independent firms.

In addition to design, the Company's engineers can perform development services aimed to convert designs into functional reference designs, prototypes and/or end products. The Company also is experienced in arranging for manufacturing services including factory hand-off and development of test procedures.

MARKETING AND SALES

e.Digital uses its internal sales and marketing, primarily two executives of the Company, to target electronic product developers and manufacturers. Targeted OEM customers include dictation equipment manufacturers, Internet music participants, digital camera developers and developers of other portable products. The Company anticipates that it will hire at least one technical sales representative during fiscal 2000 to expand its marketing and sales activities.

In December 1997, the Company established a business development agreement on a commission basis with TEKSEL Co. Ltd. of Tokyo, Japan wherein TEKSEL represents e.Digital's MicroOS to the Japanese market. TEKSEL is a distributor of advanced U.S. technology products by major technology companies. To date, the Company has not expended any significant effort to pursue the Japanese market through supporting TEKSEL but intends to do so during fiscal 2000.

The Company primarily markets its services through its strategic and industry relationships and technical articles in trade and business journals. The Company may in the future employ limited and selected advertising in targeted publications.

MANUFACTURING AND DISTRIBUTION

The Company has established what it believes is the beginning of a strategic manufacturing relationship with Eltech Electronics, Inc. and its Malaysian affiliate Eltech Electronics Technology ("Eltech") to provide the Company's OEM customers with leading edge turnkey electronic product tooling and manufacturing capacity. The first project with Eltech has been the Lanier digital recorder and docking station on which initial production commenced in late May 1999 with June 1999 shipments. In December 1998 the Company entered into a one year manufacturing agreement with Eltech to produce the Lanier products.

The Company believes this relationship may be used for future products under development but neither party is so bound. The Company's strategy is to arrange for the production of products for its OEM customers on a turn-key basis, wherein the Company limits its need for working capital to finance inventory, production and receivable financing. In other instances the Company may enter into licensing and royalty agreements with OEM customers who have existing manufacturing abilities or arrangements.

The Company believes, but there is no assurance, that it will be able to continue to offer manufacturing services for its customers for future developed products through contract manufacturing relationships on terms that will not require substantial financial risk or the provision of significant working capital by the Company.

INTELLECTUAL PROPERTY

The Company has five issued U.S. patents covering its MicroOS file management software and certain technology related to portable digital devices. The Company's software is also subject to copyrights. The Company relies primarily on a combination of its patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect its proprietary rights.

The patent position of any item for which the Company has filed a patent application is uncertain and may involve complex legal and factual issues. Although the Company is currently prosecuting trademark applications with the U.S. Patent and Trademark Office and also has filed certain international patent applications corresponding to its U.S. patents or applications, the Company does not know whether any of these applications will result in the issuance of patents or trademarks, or, for any patents already issued or issued in the future, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required would be available on reasonable terms. Further there can be no assurance that any unpatented manufacture, use, or sale of the Company's technology or products will not infringe on patents or proprietary rights of others. The Company, however, has made reasonable efforts in the design and development of its products not to infringe on other known patents.

The Company also relies on trade secret laws for protection of its intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can protect its rights to unpatented trade secrets.

The Company also has filed a number of trademark applications with the U.S. Patent and Trademark Office including E.DIGITAL. The Company has received notification of allowance from the United States Patent Office for use of FlashBack(R), Hold That Thought(R), Fumble Free(R) and SoundClip(R) as a registered trade names.

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

RESEARCH AND DEVELOPMENT COSTS

For the years ended March 31, 1999 and 1998, the Company spent $508,237 and $261,619, respectively, on research and development. The Company anticipates it will continue to devote substantial resources to research and development activities. During fiscal 1999 and 1998, $849,997 and $581,577, respectively, of research and development was borne by Lanier, a contract development customer and such related costs were included in cost of services. Also in fiscal 1999 approximately $39,000 of research and development revenue was recognized from an Intel development contract and related costs were included in cost of services.

COMPETITION

The Company believes it has a leading comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd., Intel and Datalight Inc. In addition to licensing file management systems, some customers develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, the Company offers a system attractive for more complex applications. Although, the Company was successful in competing against other systems in its selection by Lanier and Intel and in working with Lucent, there is no assurance the Company can continue to compete against other providers of digital recording solutions, many of which have substantially greater resources than that of the Company.

The Company's technology focuses on digital applications. Accordingly, competition for the Company's technology include other analog tape solutions and traditional dictation equipment. The Company and its OEM customers, therefore, compete with a wide range of consumer and business product suppliers producing a wide variety of products and solutions. The electronics product market is highly competitive with many large international companies competing for the consumer and business market.

The Company believes its existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling it to compete successfully in the field of digital sound processing for portable storage media.

The competition is anticipated to be fierce in the field of portable digital music players. Diamond Multimedia Systems, Inc. introduced the Rio, the first commercially available mp3 portable player, in November 1998. Over 250,000 units were reported as sold through April 1999. Other manufacturers, including Creative Labs, Thompson Multimedia's RCA division, LG Electronics, Samsung and others, have recently released or announced plans to sell portable digital music players, most using the mp3 compression. Other manufacturers are expected to announce products in the future and companies not normally associated with consumer electronics may enter the market to use portable music players to seed the market for digital music. The Company's technology will compete with other solutions, however the Company will focus on markets requiring advanced features and a robust file management system.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

EMPLOYEES

As of June 1, 1999, the Company employed approximately 17 employees of which three were production, eight were research, development and engineering, three were accounting/administrative and three were executive officers. None of the Company's employees are represented by a labor union, and the Company is not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.

The Company also engages consultants or leases engineering personnel on a temporary basis from time to time and uses other outside consultants for various services.

REGULATION

The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters and there can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure or injury or claims of injury by employees or the public. Some risk of costs and liabilities related to these matters are inherent in the Company's business, as with many similar businesses. Management believes its business is operated in substantial compliance with applicable environmental, waste management, health and safety regulations, the violation of which could have a material adverse effect on the Company. In the event of violation, these requirements provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified or more stringent requirements or enforcement policies could be adopted which could adversely affect the Company.

ITEM 2. DESCRIPTION OF PROPERTY

Commencing July 11, 1997, the Company jointly entered into a three year lease with American Technology Corporation ("ATC"), an affiliated company (see "Item 12 - Certain Relationships and Related Transactions"), for an aggregate of 12,925 square feet of office and engineering office space at 13114 Evening Creek Drive South, San Diego, California with an unaffiliated landlord. The Company occupies approximately 5,500 square feet of the jointly leased space at a cost of $6,900 per month for the Company's share. The Company could become obligated for the entire lease should ATC default on its share of payments thereon.

The Company believes that the terms of the above arrangement are no less favorable than could be obtained from an independent and unaffiliated party.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock, as reported by the National Quotation Bureau, for the quarters presented. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns, and commissions.

                                                         High          Low
                                                         ----          ---
        Fiscal year ended March 31, 1998
           First quarter                               $0.40625       $0.125
           Second quarter                              $0.25          $0.10
           Third quarter                               $0.18          $0.07
           Fourth quarter                              $0.09          $0.05

        Fiscal year ended March 31, 1999
           First quarter                               $0.146         $0.061
           Second quarter                              $0.115         $0.0525
           Third quarter                               $0.066         $0.0525
           Fourth quarter                              $0.247         $0.06

At June 1, 1999, there were 109,174,552 shares of Common Stock outstanding, which were held by approximately 660 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of equity securities sold by the Company during the fourth fiscal quarter ended March 31, 1999 that were not registered under the Securities Act:

In January 1999, the Company sold for cash $400,000 of 15% Promissory Notes ("Notes") due December 31, 1999 to one accredited investor. The Note is not convertible. In connection with the sale the Company issued the Noteholder warrants exercisable into 4,000,000 shares of Common Stock at $0.10 per share until June 30, 2000. These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Notes and the Warrants. The securities were sold by the Company without an underwriter and no commission was paid.

During the three months ended March 31, 1999 the Company issued (a) warrants exercisable into 500,000 shares of Common Stock at $0.10 per share until June 30, 2000 to one corporation for services rendered, (b) warrants exercisable into 100,000 shares of Common Stock at $0.10 per share until January 2002 to one corporation for debt restructuring, (c) and warrants exercisable into an aggregate of 1,117,857 shares of Common Stock until March 2002 to three corporations and one individual in connection with the exercise of outstanding warrants. These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Section 4(2) of the Act and an appropriate legend was placed on the warrant agreements. The securities were issued by the Company without an underwriter and no commission was paid.

SUBSEQUENT SALE OF PREFERRED STOCK

Subsequent to year end, on June 25, 1999, the Company issued 300 shares of Series B Convertible Preferred Stock, par value $.001 ("Series B stock") for cash at $10,000 per share to one institutional investor for gross proceeds of $3,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock, at the election of the Company. The stated dollar amount of Series B stock is convertible into fully paid and nonassessable shares of Common Stock of the Company at a conversion price which is the lower of (i) $2.00 per share or (ii) a per share amount computed on each of two adjustment dates (30 and 60 days after registration of the underlying shares), but not less than $1.50 per share except as may be subsequently modified as a consequence of certain possible penalties and other adjustments related to the Company's failure to file a registration statement on a timely basis or have the registration statement declared effective within 180 days. The conversion price on the two adjustment dates is computed at a premium to the average of the three lowest of the ten day closing bid market prices prior to and including each adjustment date. The Series B stock shall be subject to automatic conversion on June 24, 2002, subject to certain conditions.

The Series B Preferred Stock is redeemable in certain instances at the Company's option and at the holder's election upon the occurrence of certain triggering events including, without limitations, failure to register the underlying shares within 180 days or a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event shall be the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price, multiplied by the stated value per share, divided by the then conversion price per share. In addition, certain recently converted of Common Stock are subject to repurchase upon a triggering redemption.

The Company also issued to the purchaser of Series B stock warrants to purchase 195,000 shares of Common Stock at $2.40 per share until June 24, 2004. In connection with the financing the Company incurred placement agent fees and legal and related costs of approximately $250,000 and issued a warrant to purchase 137,615 common shares at $3.27 per share until June 24, 2004 as a placement agent fee to Jesup & Lamont Securities Corporation in connection with the offering. The Company intends to use the net proceeds of approximately $2,750,000 for general corporate purposes.

The securities were offered and sold without registration under the Act in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Series B Preferred Stock and the warrants and will be placed on the shares issuable upon conversion or exercise unless registered under the Act prior to issuance. The Company has agreed to file a registration statement on the stock obtained upon conversion of the Series B Preferred Stock or exercise of the warrants and also granted other registration rights to the holder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO AND INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF

FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "CERTAIN FACTORS THAT MAY AFFECT E.DIGITAL'S BUSINESS, FUTURE RESULTS AND FINANCIAL CONDITION."

GENERAL

e.Digital Corporation provides innovative product designs and technologies for the rapidly growing market for electronic devices using portable storage media. The Company employs its patented MicroOS(TM) file management system as the intelligence targeted for portable digital voice, music, audio, image, video and data recording devices that interface with computers and the Internet. The Company anticipates that the majority of its future revenues will be from licenses, royalty fees, and private label agreements for products employing the Company's MicroOS technology and from contract development services for and sales to OEMs of custom digital products.

The Company recently announced initial shipments against approximately $3 million of production orders from Lanier Worldwide, Inc. ("Lanier") resulting from a January 1997 development and supply agreement (the "Lanier Agreement"). These initial orders represent the first five months of orders for digital recording products targeted for the medical market. These products are intended to be sold worldwide by Lanier's sales force. The contract provides for rolling six month forecasts of requirements and three month rolling orders for future products.

The Company has also entered into a development agreement with Intel Corporation ("Intel") and is designing and developing a digital voice recorder reference design and prototypes. Under the agreement, Intel is paying non-recurring engineering fees for design and development of prototypes.

The Company is also supplying digital music player prototypes to Lucent and performing other work to port Lucent's EPAC compression technology to a new Texas Instrument DSP.

The Company is actively developing licensing, private label, and OEM opportunities seeking to penetrate the digital recording and playback market. Under the Lanier Agreement, the Company incurred approximately $1.5 million of non-recurring engineering fees and costs from inception through March 31, 1999. Approximately $92,000 of additional revenues are anticipated in fiscal 2000 to complete this contract.

Through March 31, 1999 the Company recognized approximately $39,000 of revenues pursuant to the Intel contract.

The Company has incurred operating losses in each of the last three fiscal years and these losses have been material. The Company incurred an operating loss of $2.7 million in fiscal 1998 (including an inventory write-off of $1.3 million) and $1.8 million in fiscal 1999. The Company's current level of monthly cash operating costs is approximately $120,000 per month. However, the Company may increase expenditure levels in future periods to support its digital music business and to support OEM customers. Accordingly, the Company's losses are expected to continue until such time as the Company is able to realize supply, licensing, royalty and development revenues sufficient to cover fixed costs of operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future. Management is focused on OEM licensing with respect to the MicroOS file system and contract development of private label and custom-designed products for digital music applications, dictation systems, and computer peripherals and telecommunication equipment. Revenue from licensing, royalties and development services, and additional product supply arrangements, if any, are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The termination of the Lanier Agreement or the lack of market success of the recently introduced digital recorder products by Lanier would have a material adverse effect on operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for the Company's technology can also shift quickly. The Company may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS

For the fiscal year 1999, the Company reported revenues of $426,350, a 60% decrease over revenues of $1,079,645 for fiscal 1998. Three customers accounted for 78% of fiscal 1999's revenues and the loss of a customer could have a material adverse impact on the Company.

Revenue for fiscal 1999 included $154,428 of product sales to OEMs versus $454,473 for the prior comparable period. Product sales are less in the current period, as the prior year included sales to Sanyo under an arrangement, which has since been discontinued. The Company does not anticipate any significant product sales in future periods until the second fiscal quarter, since shipments under the Lanier Agreement only commenced in June 1999. There can be no assurance of the level or continuation of shipments to Lanier.

The Company's development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Development service revenue of $271,922 for the fiscal year ended March 31, 1999 and are less than the $625,172 for the prior year primarily due to the Company being in the final stage of the Lanier Agreement which accounted for substantially all development revenues in the prior period.

For the year ended March 31, 1999, the Company reported a gross loss of $561,963 as compared to a gross loss of $1,265,981 for fiscal 1998. Cost of sales consisted of $138,316 of product costs and $849,997 of contract services consisting mostly of research and development labor being funded in part by the Lanier and Intel development agreements. The Company has devoted additional resources over a longer than originally estimated time period to complete the Lanier development without corresponding increases in development revenues. This has produced the current year gross loss. There can be no assurance the Company can attain positive gross margins in the future.

Total operating expenses (consisting of research and related expenditures, selling and administrative expenses and non-cash compensation costs) for the year ended March 31, 1999, were $1,262,578, as compared to $1,394,504 for the year ended March 31, 1998. Selling and administrative costs aggregated $703,441 in fiscal 1999 compared to $1,132,885 in the prior period. The $429,444 reduction was comprised primarily of a $108,000 decrease in compensation and related cost, a $62,000 decrease in depreciation, amortization and business property tax, a $110,000 reduction in occupancy related costs and a $140,000 reduction in legal and related costs.

Research and related expenditures for the year ended March 31, 1999 were $508,237, as compared to $261,619, for the prior year. An aggregate of $849,997 of development costs were incurred for contract development work during the year ended March 31, 1999 and are included in cost of revenues. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

During fiscal 1999, the Company incurred $50,900 of non-cash compensation from the issuance of options and warrants versus nil for the prior comparable period. The Company from time to time uses options, warrants and shares in lieu of cash to pay for services.

The Company reported an operating loss of $1,824,541 for the year ended March 31, 1999, as compared to an operating loss of $2,660,485 for the year ended March 31, 1998. The decrease in operating losses in the current fiscal year is due to the decreased gross loss from product sales and development services. Management believes, but there can be no assurance, that investments in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact the Company's operating losses. Accordingly, there is substantial uncertainty about future operating results.

The Company's cash interest expense for the year ended March 31, 1999 was $81,086, an increase from the $59,953 for the prior period resulting from the interest bearing debt outstanding during fiscal 1999. The Company also incurred during fiscal 1999 a total of $673,197 as non-cash interest expense from the issuance of convertible promissory notes convertible at a discount and warrants issued with debt and amortization of note discounts.

The Company reported a net loss for the current fiscal year of $2,595,476 comparable to the net loss of $2,563,597 for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had a working capital deficit of $1,378,155 compared to a working capital deficit of $911,041 at March 31, 1998. The Company had $46,907 of working capital invested in inventories at March 31, 1999. The decrease in working capital was a result of the Company's continuing losses that consumed working capital during the year.

In June 1998, the Company completed the sale of $1,000,000 of 12% Convertible Promissory Notes with Limited Guaranty due May 15, 1999 and in December 1998 and January 1999 sold $500,000 of 15% Promissory Notes. Also in fiscal 1999 the Company obtained $245,625 from the exercise of previously outstanding warrants. The proceeds were applied for continued operating capital.

For the year ended March 31, 1999, net cash increased by $104,596. Cash used in operating activities was $1,637,023. Major components using cash were a net loss of $2,595,476 reduced by $48,600 of aggregate depreciation and amortization,

$11,233 of loss on disposal of property and equipment, $50,900 for services paid by issuance of options and warrants and $673,197 of non-cash interest, or a net loss use of cash of $1,811,545. The major change in assets and liabilities providing cash from operating activities was a reduction in inventory of $133,844, a reduction in accounts receivable on research and development contract of $75,256 and an increase in other accounts payable and accrued liabilities of $55,252. The major changes in assets and liabilities using operating cash was a reduction in accounts payable trade of $84,974.

From April to June 1999, the Company obtained $1,161,963 of cash from the exercise of options and warrants significantly improving the Company's financial position. At May 31, 1999 the Company had cash on hand of approximately $910,000. In June 1999 the Company obtained net proceeds of approximately $2,750,000 from the sale of Series B Preferred Stock. Other than cash on hand and accounts receivable, the Company has no material unused sources of liquidity at this time. Based on the Company's cash position assuming (i) continuation of existing OEM development arrangements, (ii) currently planned expenditures and level of operation, (iii) product sales against existing orders; the Company believes it has sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of Lanier shipments, orders and reorders are subject to many factors and risks, many outside the control of the Company.

Should additional funds be required and not be available, the Company may be required to curtail or scale back staffing or operations. There can be no assurance that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from shareholders or other debt financing or additional equity offerings.

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

FUTURE COMMITMENTS AND FINANCIAL RESOURCES

The Company has recorded an obligation with Comdisco, Inc. providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raised.

The Company had in 1997 been notified by the Internal Revenue Service of a potential tax liability of approximately $450,000 plus interest relating to the imposition of withholding taxes on imputed interest from purported loans from the Company's former Canadian parent company to operating subsidiaries. The Company contested this proposed tax liability and on June 15, 1999 was notified by the Internal Revenue Service that no changes would be assessed for the tax returns for tax years March 31, 1995 and 1996. The Company believes this matter, which was previously reported as a contingent liability in its financial statements, has now been resolved.

The Company has only recently commenced production on the Lanier products. Management believes its third party contract manufacturing arrangement minimizes the working capital funds required for the production of Lanier orders. The Company is subject to the risk that should this arrangement be modified or not produce the desired results, that it would be required to supply substantial working capital for the production of the Lanier orders. The Company will be relying on a third party manufacturer for production of the Lanier products and will therefore be subject to the substantial risks associated with using a sole supplier.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial statements.

YEAR 2000 READINESS DISCLOSURE

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way which could lead to business disruptions in the U.S. and internationally.

The Company has identified the following areas, which could be impacted by the Year 2000 issue. They are: Company designed and produced products; internally used systems and software; products or services provided by key third parties; and the inability of OEM customers and prospective customers to process business transactions relating to revenue and product sales.

During the first calendar quarter ended March 31, 1999 the Company completed an initial review its internal systems. The review consisted of an evaluation of significant internal hardware systems and major software application programs, which are primarily, packaged third party "off-the-shelf" software programs. As a result of this review the Company has identified certain systems which require further review and probable upgrades to be Year 2000 ready, the costs of which are included in management's estimates outlined below. The Company is currently evaluating new business software applications and one major selection and evaluation criterion will be full compliance with Year 2000. The Company's MicroOS technology does not have any material Year 2000 problems.

The Company is in the process of assessing the compliance of its major customers, suppliers and vendors. Management believes that third-party relationships upon which the Company relies represent the greatest risk with respect to the Year 2000 issue, because the Company cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. The Company has tested the Lanier products being produced and believe they are Year 2000 compliant. The Company's manufacturing supplier has assured the Company in writing that it has no material Year 2000 issues and will be able to continue to produce product in their factory. However production is dependent upon outside part and component suppliers and there can be no assurance that supply of critical components would not impede production of products pursuant to Lanier orders. Failures of component suppliers to the factory or failure at the factory would have a material adverse effect on Company operations.

As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Total costs relating to the Company's compliance efforts, based on management's best estimates range from $10,000 to $20,000 consisting primarily of obtaining, installing and testing new computers and upgrades of third party "off-the-shelf" software programs. To date there have been no material direct out-of-pocket costs. Maintenance or modification costs will be expensed as incurred, while the costs of new computers or software will be capitalized and amortized over the respective useful life.

Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to distribute products under the Lanier contract or to process transactions, develop products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. If the Company determines certain suppliers are not Year 2000 compliant, it may have to arrange for alternative sources of supply and the stockpiling of inventory in the fall of 1999 in preparation for the Year 2000. The Company cannot estimate at this time the cost or effect on the Company's financial condition of any stockpiling of inventory. The Company currently does not have any other contingency plans with respect to potential Year 2000 failures of its suppliers or customers and at the present time, after an initial evaluation, does not intend to develop one other than continuing to work with Eltech to mitigate the Lanier product Year 2000 exposure. If the above failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding the Company's (a) operations, (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the "Year 2000 Information Readiness Act."

CERTAIN FACTORS THAT MAY AFFECT E.DIGITAL'S BUSINESS, FUTURE RESULTS AND FINANCIAL CONDITION

In addition to the other information in this Annual Report on Form 10-KSB, the factors listed below should be considered in evaluating our business and prospects. This Annual Report contains a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

                                 FINANCIAL RISKS

We Have a History of Losses and May Incur Future Losses - We have incurred significant operating losses in prior fiscal years and at March 31, 1999 had an accumulated deficit of $38,833,648 We had a net loss of approximately $2.6 million in fiscal 1999. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

We Expect Our Operating Results May Fluctuate Significantly - Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

        o Unpredictable demand and pricing for our contract development services

        o       Market acceptance of OEM products by end users

        o Uncertainties with respect to future OEM customer product orders, their timing and the margins to be received, if any

        o       Fluctuations in operating costs

        o       Changes in research and development costs

        o       Changes in general economic conditions

Our Business is Changing and Developing and We Depend on New Products and Services - The scale and scope of our business is changing. Historically, a majority of our revenues were derived from our contract manufacturing business. Our future growth is greatly dependent upon our OEM relationship with Lanier and Intel and new relationships yet to be established. Our performance will be dependent upon the risks that are inherent in any business venture that is undergoing a major change in the scope of its operations, future events and developments, and changes in our policies and methods of operations in the future.

We May Experience Product Delays, Cost Overruns and Errors - We have experienced development delays and cost overruns associated with contract development services in the past. We may experience additional delays and cost overruns on current projects or future projects. We have experienced delays in bringing the Lanier products to production through our outside manufacturing arrangement. Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, the results of our contract services and the products produced for OEM customers could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by customers or their customers.

We May Need to Obtain Additional Financing - We believe that with cash on hand and proceeds from existing development and production contracts that we have sufficient proceeds to meet cash requirements for the next twelve months. However, we may need to raise additional funds to:

        o       Finance unanticipated working capital requirements

        o Pay for increased operating expenses or shortfalls in anticipated revenues

        o       Fund increases in research and development costs

        o       Develop new technology, products or services

        o       Respond to competitive pressures

        o       Support strategic and industry relationships

We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available to us then we may not be able to continue operations or take advantage of opportunities. If we raise additional equity funds, the percentage ownership of our stockholders will be reduced.

                RISKS RELATED TO SALES, MARKETING AND COMPETITION

The Electronic Products Market in Which We Compete is Highly Competitive - We compete in the market for electronics products which is intensely competitive and subject to rapid technological change. The market is also impacted by evolving industry standards, rapid price changes and rapid product obsolescence. Our competitors include a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources. Our current competitors or new market entrants could introduce new or enhanced technologies or products with features which render the Company's technology or products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. Our ability to compete successfully will depend in large measure on our ability to maintain our capabilities in connection with upgrading products and quality control procedures and to adapt to technological changes and advances in the industry. Competition could result in price reductions, reduced margins, and loss of contracts, any of which could harm our business. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products which are compatible with the products of the electronics industry.

We Rely on a Limited Number of Customers - A substantial portion of our revenues have been derived primarily from a limited number of customers. For the year ended March 31, 1999, the provision of contract development services to Lanier accounted for approximately 57% of our revenues. We expect that the production of Lanier products will account for a significant portion of fiscal 2000 revenues. The loss of the Lanier relationship, failure to produce products under our contract or a decline in the economic prospects of Lanier or the products we produce would have a material adverse effect on our operations.

We Cannot Predict Product Acceptance in the Market - Our sales and marketing strategy contemplates sales of developed products to the electronics and computer software markets, by our OEM customers. The failure of our OEM customers to penetrate their projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our customer's products will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

We Have Limited Marketing Capability - We have limited marketing capabilities and resources and are primarily dependent upon in-house executives for the marketing of our OEM and licensing business. Attracting new OEM customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology. We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

We Depend on the Development of the Digital Music Market to Create a Market for Consumer Devices - We believe the market for portable consumer devices to play digital music will not develop significantly until consumers are able to download popular digital recordings from the Internet. We believe the availability of popular recordings will depend on the adoption of one or more formats to limit the unauthorized reproduction and distribution of music, called "pirated" copies. Piracy is a significant concern of record companies and artists. The failure of the industry to adopt a standard format or formats for protecting from piracy will delay or have an adverse impact on the growth of this market. This failure could harm our business.

We have designed our digital music prototype to include piracy protection and to be adaptable to different music industry and technology standards. Numerous standards in the marketplace, however, could cause confusion as to whether our designs and services are compatible. If a competitor were to establish products for OEM customers with a dominant industry standard unavailable to us, our business would be harmed.

Our Business Depends on Emerging Markets and New Products - In order for demand for our technology, services and products to grow, the markets for portable digital devices, such as digital recorders and digital music players and other portable consumer devices, must develop and grow. If sales for these products do not grow, our revenues could decline. To remain competitive, we intend to develop new applications for our technology and develop new technology and products. If new applications or target markets fail to develop, or if our technology, services and products are not accepted by the market, our business, financial condition and results of operations could suffer.

Our Technology May Become Obsolete - The electronics, contract manufacturing and computer software markets are characterized by extensive research and development and rapid technological change resulting in very short product life cycles. Development of new or improved products, processes or technologies may render our technology and developed products obsolete or less competitive. We will be required to devote substantial efforts and financial resources to enhance our existing products and methods of manufacture and to develop new products and methods. There can be no assurance we will succeed with these efforts. Moreover, there can be no assurance that other products will not be developed which would render our technology and products obsolete.

                           RISKS RELATED TO OPERATIONS

We Depend On a Single Contract Manufacturer and a Limited Number of Suppliers - We rely on Eltech Electronics for the manufacture and assembly of products pursuant to our contract with Lanier. We depend on Eltech to (1) allocate sufficient capacity to our manufacturing needs, (2) produce acceptable quality at agreed pricing and (3) deliver on a timely basis. If Eltech is unable to satisfy these requirements, our business, financial condition and operating results could be materially and adversely affected.

Under our supply agreement with Eltech, we are obligated to provide six month rolling forecasts for anticipated purchases and 90 days of purchase orders. The requirements of the contract could result in shortages or excess product and adversely harm our business. Any failure in performance by this manufacturer for any reason could have a material adverse affect on our business.

Production and pricing by Eltech is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of Eltech to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

Our Future Success Depends on Our Key Personnel - Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our strategy. The loss of the services of any of our senior level management, or certain other key employees, could harm our business.

Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Some of Our Management are Part-Time and Have Certain Conflicts of Interest - Our Chairman, Elwood G. Norris, is also a director of ATC and Chairman and Director of Patriot Scientific Corporation ("Patriot"). He is the owner of approximately 26% of the shares of ATC and 10% of Patriot. Our Secretary, Robert Putnam, is also a Vice President, Investor Relations of ATC and Secretary of Patriot. Mr. Putnam is the owner of approximately 4% of the issued and outstanding shares of ATC. Our controller is also Chief Accounting Officer , Treasurer and Assistant Secretary of ATC.

As a result of their ownership and involvement with ATC and Patriot, Mr. Norris, Mr. Putnam and Ms. Warden have in the past, and are expected in the future to devote a substantial portion of their time to their other endeavors and only part-time services to e.Digital. Certain conflicts of interest now exist and will continue to exist between the Company and certain of its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. It is conceivable that the respective areas of interest of the Company, Patriot and ATC could overlap or conflict.

Mr. Norris is a professional inventor and is only obligated to assign inventions made at the direction of the Company or which relate to digital voice technology products. The Company has no rights to any other inventions, designs, improvements or discoveries made by Mr. Norris.

It is possible that these factors could harm the Company which does not have the benefit of a full-time executive team devoted to executing the Company's strategies.

We Face Year 2000 Risks - Many existing computer programs cannot distinguish between a year beginning with "20" and a year beginning with "19" because they use only the last two digits to refer to a year. For example, these programs cannot tell the difference between the year 2000 and the year 1900. As a result, these programs may malfunction or fail completely. If we or any third parties with whom we have a material relationship fail to achieve year 2000 readiness, our business may be seriously harmed. In particular, year 2000 problems could temporarily prevent us from offering our goods and services. See "Management's Discussion and Analysis or Plan of Operations -- Year 2000 Readiness Disclosure."

        RISKS RELATED TO INTELLECTUAL PROPERTY AND GOVERNMENT REGULATION

We Depend on Proprietary Rights to Develop and Protect Our Technology - Our success and ability to compete substantially depends on our internally developed software, technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. Patent applications or trademark registrations may not be approved. Even when they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which may not be possible on commercially reasonable terms or at all.

We generally enter into confidentiality or license agreements with our employees, consultants and strategic and industry partners, and generally control access to and distribution of our software, technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

We have licensed, and we may license in the future, certain proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by our business partners, they may take actions that could impair the value of our proprietary rights or our reputation. In addition, these business partners may not take the same steps we have taken to prevent misappropriation of our solutions or technologies.

We May Face Intellectual Property Infringement Claims That May Be Costly To Resolve - Although we do not believe we infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert such claims against us in the future or that such claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim relating to proprietary technology or information against us, we may seek licenses to this intellectual property. We may not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights may harm our business.

Risks Related To Government Regulation, Content And Intellectual Property Government Regulation May Require Us To Change The Way We Do Business - Our business is subject to rapidly changing laws and regulations. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and import/export regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

                  RISKS RELATED TO TRADING IN OUR COMMON STOCK

Our Stock Price May Continue to be Volatile - The trading price of our Common Stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

        o       quarter-to-quarter variations in operating results

        o announcements of technological innovations by us, our customers or competitors

        o new products or significant OEM design wins by e.Digital or its competitors

        o general conditions in the markets for the Company's products or in the electronics industry

        o       the price and availability of products and components

        o changes in operating factors including delays of shipments, orders or cancellations

        o       general financial market conditions

        o       market conditions for technology stocks

        o litigation or changes in operating results or estimates by analysts or others

        o       or other events or factors

We do not endorse and accept no responsibility for the estimates or recommendations issued by stock research analysts or others from time to time or comments on any electronic chat boards. The public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the our Common Stock in the future.

Stocks Traded on the OTC Bulletin Board are Subject to Special Regulations - Our shares of Common Stock are traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. ("NASD"). Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. Sales of substantial amounts of our outstanding Common Stock in the public market could materially adversely affect the market price of our Common Stock. To date, the price of our Common Stock has been extremely volatile with the sale price fluctuating from a low of $0.05 to a high of $3.735 in the last twelve months.

Our Number of Common Shares has Increased Dramatically and May Affect Future Stock Prices - Our outstanding shares of common stock have increased from 57,171,119 shares at March 31, 1998 to 97,321,297 shares at March 31, 1999 and to 109,174,552 shares at June 1, 1999. This dramatic increase of shares has resulted primarily from the conversion of notes, preferred shares and warrants at low prices in comparison to recent trading prices. Accordingly, there may be significant shares in the public float acquired by holders at significantly lower prices. Additional shares may also be issued in the future from existing dilutive securities outstanding or from the issuance of new equity securities in the future. These factors could increase the volatility of our stock price in the future.

                           FORWARD LOOKING STATEMENTS

Important Factors Related to Forward-Looking Statements and Associated Risks - This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance.

The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for the our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized.

In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 31.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The directors, executive officers and significant employees of the Company, their ages and positions held are as follows:

NAME                    AGE     POSITION
----                    ---     --------
Elwood G. Norris        60      Chairman of the Board and Director
Alfred H. Falk          44      President, Chief Executive Officer and Director
Robert Putnam           40      Vice President, Secretary and Director
Renee Warden            35      Controller
Norbert Daberko         42      Vice President Engineering(1)

(1)     A significant employee of the Company.

The terms of all directors will expire at the next annual meeting of the Company's shareholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between the Company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee therefor. There are no other persons whose activities are material or are expected to be material to the Company's affairs.

BIOGRAPHICAL INFORMATION

        ELWOOD G. NORRIS - Mr. Norris has been Chairman of the Board of Directors of the Company since 1988. From 1988 to October 1995, he was President and Chief Executive Officer. From January 1997 to July 1998 he served again as Chief Executive Officer. Since 1980, Mr. Norris has also been a Director of ATC and served as its President and Chief Executive Officer until February 1994. He is currently Chief Technology Officer of ATC. ATC is a publicly held consumer electronic products company. Since August 1989, he has served as director of Patriot and served as Chairman and Chief Executive Officer until June 1994. From June 1995 until June 1996, when he was re-appointed Chairman, Mr. Norris served as temporary President and Chief Executive Officer of Patriot. Patriot is a public company engaged in the development of microprocessor technology, digital modem products and radar and antenna engineering. He is the primary inventor of the Company's digital recording technology. Mr. Norris devotes only part-time services to the Company, approximately twenty hours per week.

        ALFRED H. FALK - Mr. Falk was appointed President and a Director of the Company in January 1997 and on July 1, 1998 he was also appointed as Chief Executive Officer. From March, 1995, prior to his appointment as President, he served as Vice President, Business Development and Vice President of OEM and International Sales of the Company. Before joining the Company, Mr. Falk was with Resources Internationale where he served as Director of U.S. Sales from 1993 to 1995. From 1988 to 1993, Mr. Falk was the Manager of OEM Sales and Technology Licensing for Personal Computer Products, Inc. in San Diego. From 1978 to 1988 Mr. Falk held several management positions at DH Technology and was instrumental in its successful start up. Mr. Falk attended Palomar College in San Marcos and Foothill College in Los Altos, California.

        ROBERT PUTNAM - Mr. Putnam was appointed Secretary of the Company in March 1988, and Vice President in April 1993. He was appointed a Director of the Company in 1995. He served as a Director of ATC from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as Vice President, Investor Relations of ATC. He has also served as Secretary/Treasurer of Patriot since 1989 and from 1989 to March 1998 was a director of Patriot. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the Company, approximately twenty hours per week.

        RENEE WARDEN - Ms. Warden was appointed Controller of the Company in June 1997. From November 1991 to June 1997 she was Accounting Manager for the Company. Since 1993, she has attended Palomar College and most recently the accounting program at the University of Phoenix, San Diego. In March 1999 she was also appointed Chief Accounting Officer, Treasurer and Assistant Secretary of ATC. Ms. Warden devotes only part-time service to the Company, approximately thirty hours per week.

        NORBERT DABERKO - Mr. Daberko was appointed Vice President of Engineering in 1994. Prior to his work with the Company, Mr. Daberko served as Project Manager for new product development, engineering testing, and product maintenance for Personal Computer Products, Inc. He has also served as Project Manager for a proprietary hardware development program, the system integration of a military proposal, as well as several other capacities at Electronic Data Systems, Inc. in Richardson, Texas. Mr. Daberko obtained his AA from Fullerton College and a BSEE from California Polytechnic University.

CONFLICTS OF INTEREST

Certain conflicts of interest now exist and will continue to exist between the Company and certain of its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them.

It is conceivable that the respective areas of interest of the Company, Patriot and ATC could overlap or conflict. The Company believes that although each of the three corporations are involved in the electronics industry, the respective areas of focus, products and technology directions of the three companies are sufficiently distinct such that no conflict in business lines or executive loyalties will result. Because of this unlikelihood, no steps have been taken to resolve possible conflicts, and any such conflicts, should they arise, will be addressed at the appropriate time.

Mr. Norris, Mr. Putnam and Ms. Warden are officers and directors of multiple public companies as outlined above and Mr. Putnam and Ms. Warden are subordinate to Mr. Norris in these relationships. The Company has not provided a method of resolving any potential conflicts arising from these relationships and probably will not do so, partly due to inevitable extra expense and delay any such measures would occasion. Mr. Norris, Mr. Putnam and Ms. Warden are obligated to perform their duties in good faith and to act in the best interest of the Company and its shareholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Norris, Mr. Putnam or Ms. Warden would be excluded from liability or indemnified if they breached their loyalty to the Company.

Mr. Norris is a professional inventor and is only obligated to assign inventions made at the direction of the Company or which relate to digital voice technology products. The Company has no rights to any other inventions, designs, improvements or discoveries made by Mr. Norris.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 1999, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth for the years ended March 31, 1999, 1998 and 1997, the cash compensation of Mr. Norris and Mr. Falk, who both functioned as Chief Executive Officer during the year ended March 31, 1999. No other person who served as an Executive Officer of the Company during the fiscal year ended March 31, 1999 received total salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation       Long Term
                                    ---------------------------  Compensation
Name and                   Fiscal                        Other      Options     All Other
Principal Position          Year    Salary      Bonus    Annual  (# of Shares) Compensation
---------------------------------------------------------------------------------------------
Alfred H. Falk, President,   1999   $101,885     -0-       -0-     882,000          -0-
Chief Executive Officer      1998   $ 84,307     -0-       -0-     648,316(1)       -0-
and Director                 1997   $ 80,936     -0-       -0-         -0-          -0-

Elwood G. Norris, Chairman   1999   $ 60,607     -0-       -0-     592,500          -0-
and former Chief             1998   $ 68,666     -0-       -0-   1,457,500(2)       -0-
Executive Officer            1997   $105,788     -0-       -0-         -0-      $ 5,940(3)

--------------
(1) A total of 148,316 of these options were voluntarily canceled during fiscal 1998 to allow warrant exercise by prepaid warrant holders.

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

                        OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 1999

                 Percent of Total
                     Number of               Options Granted           Exercise   Expiration
Name              Options Granted      to Employees in Fiscal Year       Price       Date
----             ----------------      ---------------------------     --------   ----------
Alfred H. Falk        482,000                     12.8%                  $0.0875   4/22/2003
                      400,000(1)                  10.5%                  $0.10     1/15/2004

Elwood G. Norris      192,500                      5.1%                  $0.0875   4/22/2003
                      400,000(1)                  10.5%                  $0.10     1/15/2004

--------------
(1)     These options vested 50% at issue and 50% after one year from issue.

             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

There were no options exercised by the Named Executive Officers during the fiscal year ended March 31, 1999. The following table provides information on unexercised options at March 31, 1999:


                          FISCAL YEAR-END OPTION VALUES


                      Number of Unexercised             Value of Unexercised
                           Options At                  In-the-Money Options At
                         March 31, 1999                  March 31, 1999(1)
                  -----------------------------    -----------------------------
Name              Exercisable     Unexercisable    Exercisable     Unexercisable
----              -----------     -------------    -----------     -------------
Alfred H. Falk     1,015,158         384,842         $76,175         $17,325
Elwood G. Norris   1,375,000         425,000         $104,062        $30,438

--------------
(1)     The last sale price at March 31, 1999 was $0.165 per share.

The Company has not awarded stock appreciation rights to any employee of the Company and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations. The Company has no defined benefit or actuarial plans covering any person.

EMPLOYMENT AGREEMENTS

In September 1995, the Company entered into an employment agreement with Elwood
G. Norris, the Company's Chairman. The employment agreement, as amended, provides for payment of a base salary of $68,000 per year. The employment agreement, which terminates on September 30, 1999, further provides that Mr. Norris (or his estate) shall continue to receive his base salary for a period of not longer than twelve months in the event Mr. Norris is unable to fulfill his duties due to mental or physical disabilities or death. Under terms of the employment agreement, Mr. Norris also is entitled to participate in the Company's bonus pool and health insurance plan. From time to time, Mr. Norris has waived certain compensation due him under this employment agreement and subsequent to March 31, 1999 agreed to a base salary of $68,000 per annum for the term of the agreement and waived any past amounts that may have been due under the terms of the agreement. There are no deferred amounts payable to Mr. Norris.

In October 1997, the Company entered into an employment agreement with Alfred H. Falk, the Company's President and Chief Executive Officer. The employment agreement, as amended by Board of Director approved increases, currently provides for a base salary of $105,000 per year. The agreement has no termination date. In the event of non-voluntary termination other than for cause, the employee is entitled to six months severance payment. In the event of a change of control (a new owner controls more than 50% of the Company's common stock) and employee is terminated within 12 months of the change, other than cause, then the employee shall receive a termination payment equal to one year's then annual compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following table sets forth, as of June 1, 1999, information regarding ownership of the Common Stock, by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, by each director and by all executive officers and directors of the Company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.

                                          NUMBER OF              PERCENT
   NAME                                 SHARES OWNED            OF CLASS
   ----                                 ------------            --------
Elwood G. Norris                          3,859,838(1)             3.4%
Robert Putnam                             1,165,000(2)             1.0%
Alfred H. Falk                            1,200,000(3)             1.1%
All officers and directors
    as a group (4 persons)                6,336,838(4)             5.5%

--------------
(1) Includes 225,300 shares owned by ATC as a result of Mr. Norris' 26% ownership, options exercisable within 60 days to purchase 1,600,000 shares and warrants to purchase 1,500,000 shares. Excludes unvested options to purchase 200,000 shares.

(2) Includes options exercisable within 60 days to purchase 625,000 shares and warrants to purchase 500,000 shares. Excludes unvested options to purchase 125,000 shares.

(3) Consists entirely of options exercisable within 60 days. Excludes unvested options to purchase 200,000 shares.

(4) Includes options exercisable within 60 days to purchase 3,464,500 shares, warrants on 2,000,000 shares and the 225,300 shares owned by ATC and attributable to Mr. Norris.

PREFERRED STOCK

The following security ownership information is set forth as of June 1, 1999, with respect to certain persons or groups known to the Company to be beneficial owners of more than 5% of the Company's outstanding Series A Stock, the only class of preferred stock outstanding. Other than as set forth below, the Company is not aware of any other person who may be deemed to be a beneficial owner of more than 5% of the Company's preferred stock.

                                           Amount and
                                           Nature of
                                           Beneficial     Percent of
Name and address of Beneficial Owner     Ownership(1)(3)    Class
------------------------------------     ---------------  ----------
Canusa Trading Ltd.                          5,000           40%
   W.A. Manuel, Director(2)
   37 Reid Street, 2nd Flr., Armoury Bldg.
   Hamilton, Bermuda

Neo Optics Ltd.                              5,000           40%
   Douglas Tufts, Director(2)
   1600-555 Burrard Street
   Vancouver, B.C. V7X1S6 Canada

R. Kirk Avery                                2,500           20%
   6121 Vista de la Mesa
   La Jolla, California 92037

--------------
(1) Represents number of shares of Series A Stock, held as of June 1, 1999. At such date an aggregate of 12,500 shares of preferred stock were issued and outstanding convertible into an aggregate of 1,622,023 shares of Common Stock.

(2) The Company believes that the representative named has the authority to vote the shares on behalf of the preferred stockholder.

(3) The Company has no additional information regarding beneficial ownership of Common Stock by the holders of preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Elwood Norris, Chairman and Chief Executive Officer of the Company, is also a Director of ATC. He is the owner of 2,934,634 shares of ATC (representing approximately 26% of its issued and outstanding capital) and Robert Putnam, the Vice President/Secretary and a Director of the Company is also Vice President, Treasurer and Assistant Secretary of ATC. He is the beneficial owner of 420,000 shares of ATC (representing approximately 4% of its issued and outstanding shares).

Commencing July 11, 1997 the Company jointly leased with ATC an aggregate of 12,925 square feet of engineering office space at 13114 Evening Creek Drive South, San Diego, California of which the Company occupies approximately 5,500 square feet at a cost of $6,500 per month. The Company believes that the terms of these arrangements are no less favorable than could be obtained from an independent and unaffiliated party.

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

Officer and Director Robert Putnam also acts as Treasurer and Secretary of Patriot where he ultimately reports to the Board of Directors of which Mr. Norris is Chairman. Mr. Putnam is also Vice President, Investor Relations of ATC, a company effectively controlled by Mr. Norris. Ms. Warden is Chief Accounting Officer, Treasurer and Assistant Secretary of ATC. The possibility exists that these other relationships could affect Mr. Putnam's independence as a director of the Company and Ms. Warden as an officer. The Company has not provided a method of resolving this conflict and probably will not do so, partly due to inevitable extra expenses and delay any measures would occasion. Mr. Norris, Mr. Putnam and Ms. Warden are obligated to perform their duties in good faith and to act in the best interest of the Company and its stockholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Norris, Mr. Putnam or Ms. Warden would be excluded from liability or indemnified if they breached their loyalty to the Company.

On June 12, 1998, the Company granted Mr. Norris a stock purchase warrant to purchase 1,500,000 shares of Common Stock at $0.10 per share until June 12, 2003 in consideration of Mr. Norris providing a limited personal guarantee (consisting of up to 200,000 shares of ATC stock owned by Mr. Norris) to facilitate the offering and sale by the Company of the Notes. The guarantee terminated when the notes were converted to common stock in February 1999. The Company also granted to Mr. Putnam a stock purchase warrant to purchase 500,000 shares at $0.10 per share until June 12, 2003 in consideration of Mr. Putnam providing purchasers of the Notes an option to purchase up to 25,000 shares of ATC stock owned by him. The Company believes the Company would have been unable to obtain the Note financing without the inducement provided by Mr.
Norris and Mr. Putnam.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by the Company as indicated below.

Exhibit
Number                          Description of Exhibit
-------                         ----------------------
2.6     Plan of Reorganization and Agreement of Merger, dated July 1996 and filed as Exhibit A to the Company's July 3, 1996 Proxy Statement.

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

3.1.2   Certificate of Amendment of Certificate of Incorporation of Norris
        Communications Inc. filed with the State of Delaware on January 13, 1999 and filed as Exhibit 3.1.2 to the Company's Quarterly Report on Form
        10-QSB for the quarter ended December 31, 1998.

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

*3.4    Certificate of Designation of Preferences, Rights and Limitations of
        Series B Redeemable Convertible Preferred Stock filed with the State of
        Delaware on June 24, 1999.

4.3     Form of Warrant Agreement dated June 7, 1996 for an aggregate of
        $3,805,900 issued to a total of twelve investors and filed as an Exhibit to the Company's Current Report on Form 8-K dated April 5, 1996.

Exhibit
Number                          Description of Exhibit
-------                         ----------------------
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

4.4.1   First Amendment to Common Stock Warrant (increasing warrants to
        801,924), Termination of January 7, 1997 Letter Agreement and Amendment to Consulting Agreement dated September 29, 1997 between the Company and
        Klein Investment Group, L.P., filed as Exhibit 4.12.1 to the Company's
        Form 10-QSB for the quarter ended September 30, 1997.

4.6     Form of Series 98A 12% Convertible Promissory Note with Limited Guaranty
        ("Notes") due May 15, 1999 between the Company and 6 investors for an aggregate of $1,000,000 (individual notes vary as to date, amount and payee) and filed previously as Exhibit 4.6 to the Company's Annual
        Report on Form 10-KSB dated March 31, 1998.

4.7 Stock Purchase Warrant dated June 3, 1998 for 571,429 Common Shares between the Company and Renwick Corporate Finance, Inc. and filed previously as Exhibit 4.6 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

4.8 Form of Stock Purchase Warrant dated June 12, 1998 entered into between the Company and Elwood G. Norris and Robert Putnam for an aggregate of 2,000,000 shares (1,500,000 shares as to Mr. Norris and 500,000 shares as to Mr. Putnam) and filed previously as Exhibit 4.6 to the Company's
        Annual Report on Form 10-KSB dated March 31, 1998.

4.9     Form of 15% Promissory Note due December 31, 1999 for an aggregate of
        $500,000 issued to three investors and filed previously as Exhibit 4.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended
        December 31, 1998.

4.10 Form of Warrant Exercisable into an aggregate of 5,000,000 shares of Common Stock at $0.10 per share until June 30, 2000 issued to three investors and filed previously as Exhibit 4.10 to the Company's
        Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

4.11    Stock Purchase Warrant for 33,750 Common Shares between the Company and
        Cruttenden & Co., Inc. dated July 15,1994 and filed as Exhibit 4.3 to the Company's 1995 Form 10-KSB.

4.12    Stock Purchase Warrant for 300,000 Common Shares between the Company and
        CVD Financial Corporation dated July 15, 1994 and filed as Exhibit 4.4 to the Company's 1995 Form 10-KSB.

4.12.1 First Amendment to Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated November 14,
        1994 and filed as Exhibit 4.4.1 to the Company's 1995 Form 10-KSB.

4.12.2 Second Amendment to Stock Purchase Warrant (for 300,000 shares) between the Company and CVD Financial Corporation dated August 1, 1995 and filed as Exhibit 10.5.5 to the Company's Form 8-K dated October 27, 1995.

4.13    Stock Purchase Warrant for 150,000 Common Shares between the Company and
        CVD Financial Corporation dated July 15, 1994 and filed as Exhibit 4.5 to the Company's 1995 Form 10-KSB.

4.13.1 First Amendment to Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated November 14,
        1994 and filed as Exhibit 4.5.1 to the Company's 1995 Form 10-KSB.

4.13.2 Second Amendment to Stock Purchase Warrant (for 150,000 shares) between the Company and CVD Financial Corporation dated August 1, 1995 and filed as Exhibit 10.5.4 to the Company's Form 8-K dated October 27, 1995.

4.14    Warrant Agreement for 82,100 Common Shares between the Company and
        Comdisco, Inc. dated as of August 15, 1994 and filed as Exhibit 4.6 to the Company's 1995 Form 10-KSB.

Exhibit
Number                          Description of Exhibit
-------                         ----------------------
4.15    Warrant Agreement No. 1 for 106,986 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 1, 1995 and filed as
        Exhibit 4.7 to the Company's 1995 Form 10-KSB.

4.15.1  Warrant Agreement No. 2 for 87,300 Common Shares between the Company and
        Pennsylvania Merchant Group Ltd. dated March 17, 1995 and filed as
        Exhibit 4.7.1 to the Company's 1995 Form 10-KSB.

4.15.2  Warrant Agreement No. 3 for 714 Common Shares between the Company and
        Pennsylvania Merchant Group Ltd. dated March 20, 1995 and filed as
        Exhibit 4.7.2 to the Company's 1995 Form 10-KSB.

4.15.3  First Amendments to Warrant Agreements No. 1, 2 and 3 between the
        Company and Pennsylvania Merchant Group Ltd. dated as of September 29,
        1997 (amended to 45,570 shares), filed as Exhibit 4.7.3 to the Company's
        Form 10-QSB for the quarter ended September 30, 1997.

4.16    First Amendment to Warrant Agreement between the Company and First
        Bermuda Securities Ltd. dated as of September 30, 1997 (27,500 shares), filed as Exhibit 4.10.1 to the Company's Form 10-QSB for the quarter ended September 30, 1997.

4.17    Placement Agent's Warrant Agreement between Auerbach, Pollack &
        Richardson, Inc. and the Company, filed as Exhibit 10.17 to the Company's Form 8-K dated November 13, 1995.

4.17.1 Warrant Certificate Issued to Auerbach, Pollak & Richardson, Inc. and filed as Exhibit 10.18 to the Company's Form 8-K dated November 13, 1995 and filed previously as an Exhibit to the Company's Current Report on Form 8-K, dated November 13, 1995.

4.17.2  Release and Termination of Right of First Refusal and Amendment to
        Warrant between the Company and Auerbach, Pollak & Richardson, Inc.
        dated May 13, 1996 and filed previously as an Exhibit to the Company's
        Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

4.17.3 Form of Amendment to Warrant Certificate and Warrant Agreement between the Company and Auerbach, Pollack & Richardson, Inc. and six individual assignees (identical amendments except as to the number of shares (total of 128,067 shares) and the name of holder) dated as of September 30, 1997, filed as Exhibit 10.18.2 to the Company's Form 10-QSB for the quarter ended September 30, 1997.

4.18    Warrant Agreement for 150,000 Common Shares between the Company and
        Higham, McConnell & Dunning dated October 10, 1996 and filed previously as an Exhibit to Registration Statement No. 333-13779.

4.18.1 Amendment No. 1 to Stock Purchase Warrant Agreement between the Company and Higham, McConnell & Dunning dated September 30, 1997, filed as
        Exhibit 4.13.1 to the Company's Form 10-QSB for the quarter ended
        September 30, 1997.

*4.18.2 Amendment No. 2 to Stock Purchase Warrant Agreement between the Company and Higham, McConnell & Dunning dated May 27, 1999.

*4.19   Warrant Agreement for 500,000 shares dated January 15, 1999 between the
        Company and Sunrise Capital, Inc.

*4.20 Form of Warrant Agreement for an aggregate of 2,907,142 shares (as of March 31, 1999) issued at various dates between the Company and six investors.

*4.21 Form of Warrant Agreement for an aggregate of 1,117,857 shares (as of March 31, 1999) dated March 1999 between the Company and four investors.

*4.22   Warrant Agreement for 125,000 shares dated October 15, 1998 between the
        Company and Renwick Corporate Finance, Inc.

*4.23   Warrant Agreement for 100,000 shares dated January 15, 1999 between the
        Company and Pomerado Properties.

*4.24   Warrant Agreement for 195,000 shares dated June 24, 1999 between the
        Company and JNC Opportunity Fund Limited.

*4.25   Warrant Agreement for 137,615 shares dated June 24, 1999 between the
        Company and Jesup & Lamont Securities Corporation.

Exhibit
Number                          Description of Exhibit
-------                         ----------------------
*4.26   Convertible Preferred Stock Purchase Agreement between the Company and
        JNC Opportunity Fund Limited dated June 24, 1999.

*4.27   Registration Rights Agreement between the Company and JNC Opportunity
        Fund Limited dated June 24, 1999.

10.1    Stock Option Plan adopted by the Company on August 21, 1992 ("1992
        Plan"), filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, as amended.

10.2    Stock Option Plan adopted by the Company on September 29, 1994 ("1994
        Plan"), filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB.

10.2.1  First Amendment to Stock Option Plan adopted by the Company on January
        26, 1996 and filed previously as Exhibit 10.14.1 to the Company's Annual
        Report on Form 10-KSB dated March 31, 1998.

10.2.2  Second Amendment to Stock Option Plan adopted by the Company on
        September 3, 1997 and filed previously as Exhibit 10.14.2 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

10.3    Employment Agreement dated September 12, 1995 between the Company and
        Elwood G. Norris, filed as an Exhibit to the Company's Annual Report on
        Form 10-KSB for the fiscal year ended March 31, 1996.

*10.3.1 First Amendment to Employment Agreement between the Company and Elwood
        G. Norris dated May 20, 1999.

10.4    Employment Agreement dated September 8, 1995 between the Company and
        Robert Putnam, filed as Exhibit 10.21 to the Company's Annual Report on
        Form 10-KSB for the fiscal year ended March 31, 1996.

*10.5   Employment Agreement dated October 3, 1997 between the Company and
        Alfred H. Falk.

10.6    Agreement dated January 6, 1997 between the Company and Lanier
        Worldwide, Inc., filed as an Exhibit to Registration Statement No.
        333-7709 [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 406].

*10.6.1 First Amendment to Lanier Agreement between the Company and Lanier
        Worldwide, Inc. dated May 19, 1998.

10.7    Lease Settlement Agreement and Promissory Note dated as of September 30,
        1997 between the Company and Pomerado Properties, filed as Exhibit
        10.13.1 to the Company's Form 10-QSB for the quarter ended September 30, 1997.

10.8 Purchase Agreement - Services between Company and Intel Corporation, dated August 4, 1998 [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule
        24b-2] and filed previously as Exhibit 10.28 to the Company's Form
        10-QSB/A dated October 21, 1998.

10.9    Sublease Agreement between Global Associates, Ltd. and American
        Technology Corporation and the Company dated July 11, 1997 and filed as
        Exhibit 10.34 to the Company's Form 10-QSB for the quarter ended June
        30, 1997

*10.10  Manufacturing Agreement between the Company and Eltech Electronics, Inc.
        dated December 3, 1998.

*21.1   List of subsidiaries.

*23.2   Consent of Ernst & Young.

*27.1   Financial Data Schedule.

----------

*       Filed concurrently herewith.

(b) REPORTS ON FORM 8-K.

The Company filed the following report on Form 8-K during the last fiscal quarter ended March 31, 1999: NONE

     * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                      E.DIGITAL CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998


                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY

Report of Independent Auditors                                               F-1

Consolidated Balance Sheets as at March 31, 1999                             F-2
  and 1998

Consolidated Statements of Operations for the years                          F-3
  ended March 31, 1999 and 1998

Consolidated Statements of Common Stockholders' Equity (Deficiency) for      F-4
  the years ended March 31, 1999 and 1998

Consolidated Statements of Cash Flows for the years                          F-5
  ended March 31, 1999 and 1998

Notes to Consolidated Financial Statements                                   F-6

                      CONSOLIDATED FINANCIAL STATEMENTS


                      E.DIGITAL CORPORATION
                      AND SUBSIDIARY
                      (FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)



                      MARCH 31, 1999 AND 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

We have audited the accompanying consolidated balance sheets of E.DIGITAL CORPORATION AND SUBSIDIARY (FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY) as of March 31, 1999 and 1998 and the related consolidated statements of operations, common stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e.Digital Corporation and subsidiary at March 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Vancouver, Canada,
June 18, 1999 (except as to
Note 18[f] which is as of                                  /s/ ERNST & YOUNG LLP
June 25, 1999).                                            Chartered Accountants

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                           CONSOLIDATED BALANCE SHEETS
          (See Note 1 - Nature of Operations and Basis of Presentation)

As at March 31

                                                                                            1999                1998
                                                                                              $                  $
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                                   166,966              62,370
Accounts receivable, less allowance for doubtful
   accounts of $953 and $953, respectively                                                   60,793              54,659
Amounts receivable on research and development contracts [note 11]                           92,725             167,981
Inventory [note 6]                                                                           46,907             180,751
Prepaid expenses and other                                                                    8,961              10,240
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                        376,352             476,001
-----------------------------------------------------------------------------------------------------------------------
Property and equipment [note 7]                                                              72,675             137,890
Intangible assets, net of accumulated amortization
   of $12,611 and $9,764, respectively                                                       11,798              14,645
-----------------------------------------------------------------------------------------------------------------------
                                                                                            460,825             628,536
=======================================================================================================================

LIABILITIES, PREFERRED STOCKHOLDERS' EQUITY
   AND COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable, trade                                                                     597,953             682,927
Other accounts payable and accrued liabilities [note 11]                                    711,033             655,781
15% promissory notes payable, net of unamortized discount of $82,499[note 10]               417,501                  --
Current portion of term note payable [note 9]                                                28,020              48,334
-----------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                 1,754,507           1,387,042
-----------------------------------------------------------------------------------------------------------------------
Term note payable [note 9]                                                                   98,163              90,084
Secured notes payable [note 10]                                                                  --             500,000
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         1,852,670           1,977,126
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies [notes 1 and 14]
PREFERRED STOCKHOLDERS' EQUITY [note 18]
Series A, convertible voting preferred stock, $.001 par value, redeemable at $10 plus accrued and unpaid dividends at 8% cumulative, 100,000 shares authorized, 32,500 and 99,500
   outstanding, respectively [note 13]                                                           33                 100
Additional paid-in capital                                                                  364,172           1,002,562
-----------------------------------------------------------------------------------------------------------------------
TOTAL PREFERRED STOCKHOLDERS' EQUITY                                                        364,205           1,002,662
-----------------------------------------------------------------------------------------------------------------------
COMMON STOCKHOLDERS' EQUITY (DEFICIENCY) [note 18] Common stock, $.001 par value, authorized 200,000,000
   [1998 - 120,000,000], 97,321,297 and 57,171,119 shares
   outstanding, respectively [note 13]                                                       97,321              57,171
Additional paid-in capital [note 13]                                                     35,126,914          31,333,437
Prepaid warrants [notes 13 and 15]                                                          261,047             903,996
Contributed surplus                                                                       1,592,316           1,592,316
Accumulated deficit                                                                     (38,833,648)        (36,238,172)
-----------------------------------------------------------------------------------------------------------------------
TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)                                           (1,756,050)         (2,351,252)
-----------------------------------------------------------------------------------------------------------------------
                                                                                            460,825             628,536
=======================================================================================================================


See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended March 31

                                                    1999              1998
                                                      $                 $
-----------------------------------------------------------------------------
Revenues - products                                154,428            454,473
         - services [note 11]                      271,922            625,172
-----------------------------------------------------------------------------
                                                   426,350          1,079,645
-----------------------------------------------------------------------------
Cost of sales - products                           138,316          1,764,049
              - services [note 11]                 849,997            581,577
-----------------------------------------------------------------------------
                                                   988,313          2,345,626
-----------------------------------------------------------------------------
GROSS LOSS                                        (561,963)        (1,265,981)
-----------------------------------------------------------------------------

OPERATING EXPENSE
Selling and administrative                         754,341          1,132,885
Research and related expenditures                  508,237            261,619
-----------------------------------------------------------------------------
                                                 1,262,578          1,394,504
-----------------------------------------------------------------------------
OPERATING LOSS                                  (1,824,541)        (2,660,485)
-----------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest expense [note 9]                          (81,086)           (59,953)
Non-cash interest expense [note 10]               (673,197)                --
Interest income                                      6,026             11,731
Other                                              (22,678)           145,110
-----------------------------------------------------------------------------
                                                  (770,935)            96,888
-----------------------------------------------------------------------------
Loss before provision for income taxes          (2,595,476)        (2,563,597)
Provision for income taxes [note 12]                    --                 --
-----------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE YEAR        (2,595,476)        (2,563,597)
=============================================================================

LOSS PER SHARE                                        (.04)              (.06)
=============================================================================

See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                           CONSOLIDATED STATEMENTS OF
                    COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)

Year ended March 31


                                                                        COMMON STOCK                   ADDITIONAL
                                                                ---------------------------           PAID-IN
                                                                SHARES               AMOUNT           CAPITAL
                                                                   #                    $                $
----------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                                        23,370,008             23,370         28,459,269
Stock issued on legal settlement                                  400,000                400             87,100
Stock issued as compensation                                      387,175                387            124,149
Stock issued on exercise of prepaid warrants                   30,587,851             30,588          2,341,921
Stock issued pursuant to private placement fees                   457,484                457               (457)
Stock issued as payment for professional
services rendered                                               1,968,601              1,969            361,617
Loss for the year                                                      --                 --                 --
Dividends on Series A preferred stock [note 13]                        --                 --            (40,162)
----------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                                        57,171,119             57,171         31,333,437
Stock issued on exercise of prepaid warrants                   10,783,128             10,782            632,167
Stock issued on conversion of secured notes payable             5,714,284              5,715            494,285
Stock issued on conversion of Series A preferred stock          8,466,565              8,467            732,357
Dividends on Series A preferred stock [note 13]                        --                 --           (102,368)
Stock issued on conversion of 12% convertible
promissory notes payable                                       12,379,059             12,379          1,527,818
Stock issued on exercise of warrants                            2,807,142              2,807            242,818
Value assigned to 2,000,000 warrants
   granted in connection with issuance
   of 12% convertible promissory notes payable                         --                 --            100,000
Value assigned to 5,000,000 warrants
   granted in connection with issuance
   of 15% promissory notes payable                                     --                 --            110,000
Value assigned to the 1,171,429 warrants
   issued for services                                                 --                 --             46,500
Compensatory stock options [note 13]                                   --                 --              9,900
Loss for the year                                                      --                 --                 --
----------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                                        97,321,297             97,321         35,126,914
================================================================================================================


                                                                     PREPAID          CONTRIBUTED        ACCUMULATED
                                                                    WARRANTS            SURPLUS            DEFICIT
                                                                        $                   $                 $
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                                              3,276,505           1,592,316        (33,674,575)
Stock issued on legal settlement                                            --                  --                 --
Stock issued as compensation                                                --                  --                 --
Stock issued on exercise of prepaid warrants                        (2,372,509)                 --                 --
Stock issued pursuant to private placement fees                             --                  --                 --
Stock issued as payment for professional
services rendered                                                           --                  --                 --
Loss for the year                                                           --                  --         (2,563,597)
Dividends on Series A preferred stock [note 13]                             --                  --                 --
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                                                903,996           1,592,316        (36,238,172)
Stock issued on exercise of prepaid warrants                          (642,949)                 --                 --
Stock issued on conversion of secured notes payable                         --                  --                 --
Stock issued on conversion of Series A preferred stock                      --                  --                 --
Dividends on Series A preferred stock [note 13]                             --                  --                 --
Stock issued on conversion of 12% convertible
promissory notes payable                                                    --                  --                 --
Stock issued on exercise of warrants                                        --                  --                 --
Value assigned to 2,000,000 warrants
   granted in connection with issuance
   of 12% convertible promissory notes payable                              --                  --                 --
Value assigned to 5,000,000 warrants
   granted in connection with issuance
   of 15% promissory notes payable                                          --                  --                 --
Value assigned to the 1,171,429 warrants
   issued for services                                                      --                  --                 --
Compensatory stock options [note 13]                                        --                  --                 --
Loss for the year                                                           --                  --         (2,595,476)
---------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                                                261,047           1,592,316        (38,833,648)
=====================================================================================================================

See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended March 31

                                                                  1999             1998
                                                                    $                $
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                               (2,595,476)      (2,563,597)
Adjustments to reconcile loss to net cash used by
   operating activities:
   Depreciation and amortization                                    48,600           77,801
   Loss (gain) on disposal of property and equipment                11,233           (4,798)
   Professional services paid by issuance of common stock               --          363,586
   Compensation paid by issuance of common stock                        --          124,536
   Legal settlement paid by issuance of common stock                    --           87,500
   Non-cash compensation                                            50,900               --
   Non-cash interest expense                                       673,197               --
   Write-down of intangible assets                                      --           19,978
Changes in assets and liabilities:
   Accounts receivable                                              (6,134)         (24,562)
   Amounts receivable on research and development contract          75,256         (167,981)
   Inventory                                                       133,844        1,468,112
   Prepaid expenses and other                                        1,279          (10,240)
   Accounts payable, trade                                         (84,974)        (581,223)
   Other accounts payable and accrued liabilities                   55,252         (205,498)
   Advances on research and development contract                        --         (174,341)
-------------------------------------------------------------------------------------------
CASH (USED IN) OPERATING ACTIVITIES                             (1,637,023)      (1,590,727)
-------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                  (3,880)          (9,628)
Proceeds on disposal of property and equipment                      12,109           74,067
-------------------------------------------------------------------------------------------
CASH PROVIDED BY INVESTING ACTIVITIES                                8,229           64,439
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of term note payable                                     (12,235)         (50,000)
Proceeds from issuance of secured notes payable                         --          500,000
Proceeds from sale of redeemable Series A preferred stock               --          962,500
Proceeds from 12% convertible promissory notes payable           1,000,000               --
Proceeds from exercise of warrants                                 245,625               --
Proceeds from 15% promissory notes payable                         500,000               --
-------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                            1,733,390        1,412,500
-------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH DURING THE YEAR                        104,596         (113,788)
Cash and cash equivalents, beginning of year                        62,370          176,158
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             166,966           62,370
===========================================================================================

See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998

1.      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation, formerly Norris Communications, Inc., (the "Company") operates in one major line of business, the development, manufacture and marketing of electronic products.

The Company was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 changed its domicile to the Yukon Territory, Canada. On August 30, 1996, the Company continued its jurisdiction to the State of Wyoming, then on September 4, 1996, to the State of Delaware. On January 13, 1999, the shareholders approved the name change to e.Digital Corporation.

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $38,833,648 at March 31, 1999 [1998 - $36,238,172]. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (i) focusing sales and marketing on the OEM markets; (ii) focusing on the completion of a research and development contract and supply of the resulting product; and (iii) controlling overhead and expenses. There can be no assurance the Company can attain profitable operations in the future.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


2.      SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, e.Digital Corporation ("Subsidiary") (a company incorporated in the State of California). All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, amounts receivable on research and development contract, accounts payable, trade, other accounts payable and accrued liabilities, term note payable, secured notes payable and 15% promissory notes payable approximate their fair values.

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

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


2.      SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

LOSS PER SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding during 1999 was 66,492,289 [1998 - 47,419,643]. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings
(loss) of an entity. The Company's losses for the years presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), the Company is not required to present a diluted earnings (loss) per share. Stock options, warrants, secured notes payable, redeemable convertible preferred stock and prepaid warrants exercisable into 29,011,591 shares of common stock were outstanding as at March 31, 1999 and stock options, warrants and prepaid warrants exercisable into 41,084,409 shares of common stock were outstanding as at March 31, 1998. These securities were not included in the computation of diluted earnings (loss) per share because of the losses, but could potentially dilute earnings (loss) per share in future years.

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

INVENTORY

Inventory of raw materials and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


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

LEASES

Leases entered into are classified as either capital or operating leases. Leases, which substantially transfer all benefits and risks of ownership of property to the Company, are accounted for as capital leases. At the time a capital lease is entered into, an asset is recorded together with its related long-term obligation to reflect the purchase and financing.

Rental payments under operating leases are expensed as incurred.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


2.      SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") [see Note 13]. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123." [see Note 13].

COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective March 31, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the years ended March 31, 1999 and 1998, there were no material differences between comprehensive income and net income.

SEGMENT INFORMATION

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company's consolidated financial statements. Through March 31, 1999, there have been no material foreign operations [see Note 4].

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


2.      SIGNIFICANT ACCOUNTING POLICIES (CONT'D.)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.


3.      CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, trade receivables and amounts receivable on research and development contracts. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from three major customer's comprises 46%, 28% and 15%, respectively of accounts receivable at March 31, 1999. An amount owing from one major customer comprises 80% of accounts receivable at March 31, 1998.

4.      MAJOR CUSTOMERS AND EXPORT SALES

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three major customers comprise 57%, 20% and 11%, respectively, of revenues in 1999. Sales to two major customers comprise 58% and 32%, respectively, of revenues in 1998. During 1999, the Company had export sales of approximately $24,000 [1998 - $359,000].

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


5.      STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:

                                                                        1999           1998
                                                                          $              $
----------------------------------------------------------------------------------------------
Non-cash financing activities:
   Professional services paid by issuance of common stock                    --        363,586
   Compensation paid by issuance of common stock                             --        124,536
   Compensatory stock options                                             9,900             --
   Legal settlement paid by issuance of common stock                         --         87,500
   Common stock issued on conversion of 12% convertible
      promissory notes payable                                        1,000,000             --
   Common stock issued on conversion of secured notes payable           500,000             --
   Common stock issued on conversion of Series A preferred stock        740,824             --
   Non-cash financing charges                                           673,197             --
   Unamortized non-cash financing charges included in 15%
      promissory notes payable                                           82,499             --
   Warrants issued for services                                          46,500             --
   Common stock issued on exercise of prepaid warrants                  642,949      2,372,509
Cash payments for interest and income taxes were as follows:
   Interest                                                              81,086         58,800
   Taxes                                                                     --             --
==============================================================================================

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


6.      INVENTORY

                            1999              1998
                              $                 $
----------------------------------------------------
Raw materials              46,907            109,960
Finished goods                 --             70,791
----------------------------------------------------
                           46,907            180,751
====================================================

During 1999, the Company wrote-off all remaining finished goods, consisting of electronic products which the Company no longer manufactures. At March 31, 1999, raw materials are comprised of the components to be utilized primarily for the initial production of a contract product.

Management of the Company has established, in the normal course of business, provisions for sales returns, warranty and obsolescence in respect of sales to March 31, 1999 and inventory as at March 31, 1999. No estimate can be made of the range of amounts of loss that are reasonably possible should actual experience exceed estimates for sales returns or warranty costs.


7. PROPERTY AND EQUIPMENT

                                                      ACCUMULATED
                                                    DEPRECIATION AND      NET BOOK
                                         COST         AMORTIZATION         VALUE
                                           $                $                 $
----------------------------------------------------------------------------------
1999
Computer hardware and software          195,988          135,055           60,933
Furniture and equipment                  48,258           47,474              784
Machinery and equipment                  37,108           29,221            7,887
----------------------------------------------------------------------------------
Leasehold improvements                    4,664            1,593            3,071
                                        286,018          213,343           72,675
----------------------------------------------------------------------------------

1998
Computer hardware and software          192,109          102,421           89,688
Furniture and equipment                  48,258           46,265            1,993
Machinery and equipment                 177,883          135,678           42,205
----------------------------------------------------------------------------------
Leasehold improvements                    4,664              660            4,004
                                        422,914          285,024          137,890
==================================================================================

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


8.      INVESTMENT IN JABRA

The Company owns 58,600 common shares of JABRA or approximately 2.5% of JABRA's common shares with a carrying value of $Nil on the Company's consolidated balance sheets.


9.      TERM NOTE PAYABLE

                                                                                1999             1998
                                                                                  $                $
-------------------------------------------------------------------------------------------------------
Term note payable, unsecured, interest at 10% per annum, with monthly
payments of principal and interest of $5,000, maturing February 2002.          126,183          138,418

Less current portion                                                            28,020           48,334
-------------------------------------------------------------------------------------------------------
                                                                                98,163           90,094
=======================================================================================================

Principal repayments under the term note are:

                                                                                                   $
-------------------------------------------------------------------------------------------------------
2000                                                                                             28,020
2001                                                                                             51,984
2002                                                                                             46,179
-------------------------------------------------------------------------------------------------------
                                                                                                126,183
=======================================================================================================

In January 1999, the Company granted the term note payable holder warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share through January 2002 in consideration of amending certain terms on the above term note.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


10.     NOTES PAYABLE

[A] SECURED NOTES PAYABLE

In June 1997, the Company issued $500,000 of secured convertible 12% notes payable ("Secured Notes") for cash. Interest is payable quarterly in cash and the Secured Notes were due on September 30, 1999. The Secured Notes were collateralized by the Company's issued and pending patents and Flashback technology. The Secured Notes were convertible at the lowest conversion price of the prepaid warrants [see Note 15], which is currently fixed at $0.0875 per share. Upon a distribution in shares, subdivision, split-up, combination, reclassification or other change in the common stock, the conversion price of the Secured Notes is the lesser of $0.0875 (or lower amount effective at the time) or 70% of the average closing bid price of the common stock for the 20 trading days after each such event. Pursuant to the terms of the Secured Notes, during 1999 the Company issued 5,714,284 shares of common stock upon the conversion of the Secured Notes, and warrants to purchase an additional 5,714,284 shares of common stock exercisable for three years at $0.0875 per share. Through March 31, 1999, 2,807,142 shares of common stock were issued upon exercise of these warrants for cash of $245,625. In addition, during the year the Company issued warrants to purchase 1,117,857 shares of common stock through March 2002 at $0.15 per share as an inducement to exercise the existing warrants.

[B] 12% CONVERTIBLE NOTES PAYABLE

In June 1998, the Company completed the sale of $1,000,000 of 12% convertible promissory notes payable with limited guaranty ("12% Convertible Notes") due May 15, 1999. Pursuant to a conversion feature exercised by the Company in February 1999, the 12% Convertible Notes were converted into 12,379,059 shares of common stock. The 12% Convertible Notes were convertible at a discount at the time of issuance and accordingly, the Company recorded $540,197 as non-cash interest expense.

In connection with the sale of the 12% Convertible Notes, the Company issued warrants to purchase 571,429 common shares at $0.0875 per share and granted warrants to two officers and shareholders of the Company, to purchase an aggregate of 2,000,000 common shares at $0.10 per share, for certain guarantees and inducements granted to purchasers of the 12% Convertible Notes. The estimated fair value of the warrants at issuance was $100,000 and was recorded as non-cash interest expense.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


10.     NOTES PAYABLE (CONT'D.)

[C] 15% PROMISSORY NOTES PAYABLE

In December 1998 and January 1999, the Company issued $500,000 of 15% unsecured, subordinated, promissory notes payable ("15% Promissory Notes") for cash to assist in the completion of its research and development projects.
Interest is payable quarterly in cash and the notes are due December 31, 1999.

In connection with the sale of the 15% Promissory Notes, the Company issued warrants to purchase 5,000,000 common shares at $0.10 per share. The estimated fair value of the warrants at issuance was $110,000 and is being amortized as non-cash interest expense over the term of the 15% Promissory Notes.

11.     RESEARCH AND DEVELOPMENT CONTRACTS

In January 1997, the Company entered into a long-term contract with an independent company to provide research and development services with respect to a digital recorder. The Company expects to receive aggregate cash payments of up to $860,000 for engineering services. Costs not specified in the contract are the responsibility of the independent company, which also pays certain costs directly to outside vendors. The contract also provides that the Company will arrange for production and delivery of finished product to certain specifications through December 26, 2001.

To date, the Company has incurred $1,462,687 [1998 - $650,110] in direct costs of development work and has recorded $857,000 [1998 - $665,081] of revenue related to the contract. Total payments received to date on the contract in the aggregate are $764,275 [1998 - $497,100]. At March 31, 1999, amounts receivable on research and development contracts consist of unbilled amounts of $92,725 [1998 - $44,174 billed and $123,807 unbilled].

In August 1998, the Company entered into a development contract with an independent company to develop a reference design and initial prototypes of an advanced digital recorder. The Company expects to receive aggregate cash payments of approximately $270,000 for its engineering services and prototypes. To date, the Company has incurred $39,096 in direct costs of development and has recorded $39,096 of revenue related to the contract. Total payments received to date on the contract aggregate $81,000. At March 31, 1999, the amount received in excess of earnings on the contract is $41,904 which is included in other accounts payable and accrued liabilities on the consolidated balance sheets.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


11.     RESEARCH AND DEVELOPMENT CONTRACTS (CONT'D.)

The Company provides other contract development pursuant to purchase orders or agreements with third parties from time to time in the normal course of its business.

12.     INCOME TAXES

The Company accounts for income taxes under the liability method required by FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $1,095,000 has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                        1999                  1998
                                                          $                     $
--------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Tax over book depreciation                               339,000               440,000
--------------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                           339,000               440,000
--------------------------------------------------------------------------------------

DEFERRED TAX ASSETS
Net operating loss carryforwards                      11,331,000            10,274,000
Other                                                    307,000               370,000
--------------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                             11,638,000            10,644,000
Valuation allowance for deferred tax assets          (11,299,000)          (10,204,000)
--------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                  339,000               440,000
--------------------------------------------------------------------------------------

NET DEFERRED TAX                                              --                    --
======================================================================================

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


12.     INCOME TAXES (CONT'D.)

The net provision for income taxes in 1999 and 1998 is $Nil as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

                                                LIABILITY METHOD
                                              --------------------
                                              1999           1998
                                                %              %
------------------------------------------------------------------
U.S. federal statutory rate                    35.0           35.0
U.S. federal net operating loss rate          (35.0)         (35.0)
U.S. state tax rate                              --             --
------------------------------------------------------------------
Effective rate on operating loss                 --             --
==================================================================

The Company has U.S. net operating loss carryforwards available at March 31, 1999 of approximately $29,945,000 [1998 - $27,386,000] and $14,787,000 [1998 -
$11,980,000] for federal and state tax purposes, respectively, to offset income in future years. These carryforwards will begin to expire in the years 2006 and 2000, respectively, unless previously utilized.

The tax losses of the Company identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period.


13.     CAPITAL STOCK [see also Note 18]

AUTHORIZED CAPITAL

The authorized capital of the Company consists of 200,000,000 common shares [1998 - 120,000,000 common shares] with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $.001 per share.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


13.     CAPITAL STOCK (CONT'D.)

COMMON STOCK

The issued common stock of the Company consisted of 97,321,297 and 57,171,119 common shares as of March 31, 1999 and 1998, respectively.

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

During 1999, a total of $740,824 of Series A stock and dividends were converted into 8,466,565 shares of common stock. The cumulative amount of unpaid dividends at March 31, 1999 is $39,205, [1998 - $40,162] which has been recorded as an increase in the carrying value of the Series A stock.

Each share of Series A stock is currently convertible into 118.90 shares of common stock computed by dividing $10 plus accrued and unpaid dividends by the lesser of (i) $0.0875 or (ii) 80% of the average closing bid price for the common stock for the ten trading days immediately following any and each distribution in shares, subdivision, split-up, combination, reclassification or other change in common stock. At March 31, 1999, the Series A stock would have been convertible into approximately 4.2 million shares of common stock [1998 -
11.8 million]. The Company is required to redeem the Series A stock on September 1, 2000 and upon the occurrence of certain other events. The Company may redeem the Series A stock earlier only if there are sufficient shares available for conversion of the Series A stock. The redemption price is $10 per share plus accrued and unpaid dividends if there are sufficient shares available for the conversion of the Series A stock, otherwise the redemption price is equal to the greater of (i) $10 per share plus accrued interest and unpaid dividends or (ii) an amount equal to a five day market price multiplied by the number of common shares into which the Series A stock would be convertible if shares were authorized, plus a 10% premium.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


13.     CAPITAL STOCK (CONT'D.)

STOCK OPTIONS

The Company maintains two stock option plans. The 1992 Stock Option Plan is a non-qualified stock option plan, which entitles certain directors and key employees to purchase common shares of the Company. A maximum of 10% of outstanding common shares are authorized for grant under the Plan. Options are granted at a price not less than fair market value at the date of grant, and are subject to approval of the Board of Directors. The 1994 Stock Option Plan entitles certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covers a maximum aggregate of 10,000,000 shares, as amended and approved by shareholders on July 25, 1996 and January 5, 1998. The 1994 Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options.


During 1999, 3,777,660 [1998 - 2,987,656] options were granted at an exercise prices ranging from $0.0875 to $0.10 per share [1998 - at an adjusted exercise price of $0.0875 per share]. Options granted during 1999 and 1998 were under the 1994 Stock Option Plan.

The following table summarizes stock option transactions:

                                                WEIGHTED AVERAGE
                                   SHARES        EXERCISE PRICE
                                     #                  $
---------------------------------------------------------------
BALANCE, MARCH 31, 1997           1,170,658             2.89
Granted                           2,987,656           0.0875
Exercised                                --               --
Expired                            (347,818)            2.22
Cancelled                        (1,075,156)            1.57
---------------------------------------------------------------
BALANCE, MARCH 31, 1998           2,735,340            0.222
Granted                           3,777,660            0.094
Exercised                                --               --
Expired                             (44,000)            2.84
Cancelled                          (135,000)          0.0875
---------------------------------------------------------------
BALANCE, MARCH 31, 1999           6,334,000           0.1362
===============================================================

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


13.     CAPITAL STOCK (CONT'D.)

The following table summarizes the number of options exercisable at March 31, 1999 and the weighted average exercise prices and remaining contractual lives of the options.

                                                                                                 WEIGHTED AVERAGE
                                                                                 WEIGHTED         EXERCISE PRICE
       RANGE OF          NUMBER             NUMBER             WEIGHTED           AVERAGE           OF OPTIONS
       EXERCISE      OUTSTANDING AT     EXERCISABLE AT          AVERAGE          REMAINING        EXERCISABLE AT
        PRICES       MARCH 31, 1999     MARCH 31, 1999      EXERCISE PRICE      CONTRACTUAL       MARCH 31, 1999
           $               #                  #                   $               LIFE                   $
------------------------------------------------------------------------------------------------------------------
    0.0875 to 0.10      6,250,000          4,547,658             0.0914           4.04 years           0.0901
     3.375 to 3.65         84,000             84,000             3.473             .77 years           3.473
------------------------------------------------------------------------------------------------------------------
                        6,334,000          4,631,658
==================================================================================================================

The non-exercisable options vest over a period of two years.

During 1999, the Company recorded non-cash compensation expense of $9,900 under its stock option plans to non-employees through the granting of 300,000 options which vest over two years.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to employees. Accordingly, no compensation cost has been recognized for the granting of options to employees. Had compensation cost for the stock option plans been determined based on the fair market value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's loss and loss per share for the years ended March 31, 1999 and 1998 would have been increased as follows:

                                     1999             1998
                                      $                 $
--------------------------------------------------------------
Loss for the year                 2,595,476          2,563,597
Compensation expense                262,157            171,953
--------------------------------------------------------------
Pro forma loss                    2,857,633          2,735,550
--------------------------------------------------------------

Pro forma loss per share               0.04               0.06
==============================================================

The effects on pro forma loss per share of expensing the estimated fair value of stock options and warrants are not necessarily representative of the effects on reported net income (loss) for future years due to such things as the potential for issuance of additional stock options and warrants in future years.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


13.     CAPITAL STOCK (CONT'D.)

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option and warrant pricing assumptions include a dividend yield of 0% [1998
- 0%]; and expected volatility of 1.20 [1998 - 1.460]; a risk free interest rate of 6.00% [1998 - 5.80%]; and an expected life of half the period from grant to expiration.

SHARE WARRANTS

The Company has outstanding share warrants as of March 31, 1999, in connection with private placements, convertible notes payable, equipment leasing and establishing and amending previous loans, entitling the holders to purchase one common share for each warrant held as follows:

    NUMBER OF             EXERCISE PRICE
    WARRANTS                     $                             EXPIRATION DATE
-------------------------------------------------------------------------------
       33,750                  4.00                                June 1999
      450,000                  1.75                                July 1999
       82,100                  4.00                              August 1999
       20,570                  0.25                            February 2000
       25,000                  0.25                               March 2000
    5,000,000                  0.10                                June 2000
       27,500                  0.25                               March 2001
      571,429                  0.0875                              June 2001
      801,924                  0.25                                July 2001
      125,000                  0.0875                           October 2001
      150,000                  0.15625                          October 2001
      100,000                  0.10                             January 2002
      285,714                  0.0875                          February 2002
    2,621,428                  0.0875                             March 2002
    1,117,857                  0.15                               March 2002
    2,000,000                  0.10                                June 2003
      500,000                  0.10                             January 2004
      128,067                  0.25                             October 2005
-------------------------------------------------------------------------------
   14,040,339
-------------------------------------------------------------------------------

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


14.     COMMITMENTS

The Company and American Technology Corporation ("ATC"), a company related through common management and ownership, have a joint lease for office space in San Diego, California. The lease expires on July 31, 2000. Office rent expense recorded by the Company for the years ended March 31, 1999 and 1998 was $76,447 and $148,950, respectively.

The total commitments under the joint lease for office space are $239,371 of which the Company's share of minimum commitments under the operating lease are as follows:

                                                  $
-----------------------------------------------------
2000                                           80,175
2001                                           27,111
-----------------------------------------------------
                                              107,286
=====================================================

The Company could become obligated for the entire lease obligation should ATC default on its share of payments thereon.


15.     PREPAID WARRANTS [see also Note 18]

During 1999, the holders of prepaid warrants (issued in 1997 for cash) converted $642,949 [1998 - $2,372,509] of prepaid warrants into 10,783,128 common shares
[1998 - 30,587,851] of the Company at a conversion price of $0.0875 [1998 - conversion price ranging from $0.0875 to $0.254].

The fixed conversion price of $0.0875 per share may be adjusted down (i) to 80% of the market price following certain changes in the Company's common stock including a reverse stock split, and (ii) to the price at which new securities are issued if at a price below $0.0875 per share.

In determining the number of shares of common stock to be issued upon exercise, the Company adjusts the face value of the prepaid warrants upward to reflect penalties and the 7% annual discount. The adjusted value of the prepaid warrants was $292,509 at March 31, 1999 [1998 - $1,287,000] and conversion at that date would have required the issuance of 4,474,897 [1998 - 14,710,859] common shares. The prepaid warrants expire in January 2000 at which time they convert to common shares if not previously converted. Assuming the prepaid warrant holders at March 31, 1999 were to hold to term, the Company would be required to issue 4,660,360 common shares at that time [1998 - 15,329,463].

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


16.     EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan covering eligible employees. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the years ended March 31, 1999 and 1998, the Company made no matching contributions.


17.     YEAR 2000 ISSUE (UNAUDITED)

The Company has assessed its exposure with respect to Year 2000 technology compliance as limited, although it is not possible to quantify the effects Year 2000 compliance issues will have on customers or suppliers, and does not expect any interruption in its normal business activities.

The Company has identified and evaluated the changes to its computer systems necessary to achieve a Year 2000 date conversion, and any required conversion efforts are underway. The Company is also communicating with suppliers, financial institutions, and others with which it does business to understand the impact of Year 2000 issues on the Company. The Company does not believe the cost of achieving Year 2000 compliance to be material. Additionally, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.


18. SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Company had the following equity transactions:

[a] The Company received cash of $1,091,875 in connection with the exercise of warrants into 4,739,047 shares of common stock and the Company issued warrants to purchase 2,571,427 shares of common stock through March 2002 at $0.15 per share to certain holders as an inducement to exercise.

[b] The Company received cash of $70,088 from the exercise of employee stock options into 791,000 shares of common stock.

[c] The Company issued 82,517 shares of common stock to consultants and attorneys for services rendered valued at $46,482.

[d] The balance of prepaid warrants with a carrying value of $261,047 was converted into 4,493,335 shares of common stock.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


18.     SUBSEQUENT EVENTS (CONT'D.)

[e] A total of 20,000 shares of Series A stock with a carrying value of $222,305 was converted into 2,572,709 shares of common stock.

[f] On June 25, 1999 the Company issued 300 shares of Series B Convertible Preferred Stock, par value $.001 ("Series B stock") for cash of $10,000 per share and gross proceeds of $3,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the election of the Company. The dollar amount of Series B stock, is convertible into fully paid and nonassessable shares of Common Stock of the Company at a conversion price which is the lower of
        (i) $2.00 per share or (ii) a per share amount computed on each of two adjustment dates (30 and 60 days after registration of the underlying shares), but not less than $1.50 per share except as may be subsequently modified as a consequence of certain possible penalties and other adjustments. The conversion price on the two adjustment dates is computed at a premium to the average of the three lowest of the ten day closing bid market prices prior to and including each adjustment date. The Series B stock shall be subject to automatic conversion on June 24, 2002, subject to certain conditions.

        The Series B stock is redeemable in certain instances at the Company's option and at the holder's election upon the occurrence of certain triggering events including without limitations, failure to register the underlying shares within 180 days or a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event shall be the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share. In addition, certain recently converted common shares are subject to repurchase upon a triggering redemption. Because the redemption provisions are not entirely within the control of the Company, the Series B stock is presented as preferred stockholders' equity on the consolidated balance sheet.

        The Company also issued to the purchaser of the Series B stock warrants to purchase 195,000 shares of common stock at $2.40 per share until June 24, 2004.

        In connection with the financing the Company incurred placement agent fees and legal and related costs of approximately $250,000 and issued a warrant to purchase 137,615 common shares at $3.27 per share until June 24, 2004 as a placement agent fee. The value assigned to the 137,615 warrants issued as a placement fee is $275,000. The Company intends to use the net cash proceeds of approximately $2,750,000 for general corporate purposes.

E.DIGITAL CORPORATION AND SUBSIDIARY
(FORMERLY NORRIS COMMUNICATIONS, INC. AND SUBSIDIARY)

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

March 31, 1999 and 1998


18.     SUBSEQUENT EVENTS (CONT'D.)

        The following pro forma condensed consolidated balance sheet assumes the above equity transactions and the sale of the aggregate of 300 shares of Series B stock and the estimated valuation of the warrants granted as if the transaction was completed as of March 31, 1999:

                                         MARCH 31,           PRO FORMA            MARCH 31,
                                           1999             ADJUSTMENTS       1999 AS ADJUSTED
                                             $                   $                    $
        --------------------------------------------------------------------------------------
        Current assets                    376,352            3,911,963             4,288,315
        Long-term assets                   84,473                   --                84,473
        --------------------------------------------------------------------------------------
                                          460,825            3,911,963             4,372,788
        ======================================================================================

        Current liabilities             1,754,507              (46,482)            1,708,025
        Long-term liabilities              98,163                   --                98,163
        Preferred stock
            Series A                      364,205             (222,292)              141,913
            Series B                           --            2,475,000             2,475,000
        Common stock                       97,321               12,679               110,000
        Additional paid-in capital     35,126,914            1,954,105            37,081,019
        Prepaid warrants                  261,047             (261,047)                   --
        Contributed surplus             1,592,316                   --             1,592,316
        Accumulated deficit           (38,833,648)                  --           (38,833,648)
        --------------------------------------------------------------------------------------
        Total common stockholders'
          (deficiency)                 (1,756,050)           1,705,737               (50,313)
        --------------------------------------------------------------------------------------
                                          460,825            3,911,963             4,372,788
        ======================================================================================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        e.Digital Corporation



                                        By: /s/ ALFRED H. FALK
                                           -------------------------------------
                                           Alfred H. Falk
                                           Chief Executive Officer and President

Date:  June 28, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                                Position                                   Date
        ----                                --------                                   ----
/s/ Alfred H. Falk                      Chief Executive Officer, President         June 28, 1999
----------------------------------      and Director
    Alfred H. Falk                      (principal executive officer)

/s/ Renee Warden                        Controller                                 June 28, 1999
----------------------------------      (principal financial officer)
    Renee Warden

/s/ Elwood G. Norris                    Chairman of the Board and Director         June 28, 1999
----------------------------------
    Elwood G. Norris

/s/ Robert Putnam                       Vice President, Secretary and Director     June 28, 1999
----------------------------------
    Robert Putnam