Form 10QSB
period 1999-06-30
E DIGITAL CORP
filed 1999-08-13
CIK 886328

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

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

                         Commission File Number 0-20734

                              e.DIGITAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                             33-0865123
           ------------------------------             -----------------------
           State or other jurisdiction of            (I.R.S. Empl. Ident. No.)
           incorporation or organization)

13114 Evening Creek Drive South, San Diego, California        92128
------------------------------------------------------       --------
         (Address of principal executive offices)           (Zip Code)

                                 (619) 679-1504
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, par value $0.001                  112,004,551
        ------------------------------         -----------------------------
                  (Class)                     (Outstanding at August 6, 1999)


Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

===============================================================================
e.Digital CORPORATION


                                      INDEX

                                                                               Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Consolidated Balance Sheets as of June 30, 1999 and
                 March 31, 1999                                                  3

                 Consolidated Statements of Operations for the three
                 months ended June 30, 1999 and 1998                             4

                 Consolidated Statements of Cash flows for the three
                 months ended June 30, 1999 and 1998                             5

                 Notes to Interim Consolidated Financial Statements              6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         10


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                              14
         Item 2. Changes in Securities                                          14
         Item 3. Defaults upon Senior Securities                                15
         Item 4. Submission of Matters to a Vote of Security Holders            15
         Item 5. Other Information                                              15
         Item 6. Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                      16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
e.DIGITAL CORPORATION AND SUBSIDIARY


                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 JUNE 30, 1999    MARCH 31, 1999
                                                                                       $                 $
                                                                                 -------------    --------------
ASSETS
CURRENT
Cash and cash equivalents                                                            3,514,460        166,966
Accounts receivable, net                                                               123,138         60,793
Amounts receivable on research and development contracts                                52,725         92,725
Inventory [note 5]                                                                     115,450         46,907
Prepaid expenses and other                                                               8,737          8,961
                                                                                   -----------    -----------
TOTAL CURRENT ASSETS                                                                 3,814,510        376,352
                                                                                   -----------    -----------
Property and equipment, net of accumulated depreciation of
   $221,454 and $213,342, respectively                                                  68,216         72,675
Other intangible assets, net of accumulated amortization of
   $13,222 and $12,61, respectively                                                     11,187         11,798
                                                                                   -----------    -----------
    TOTAL ASSETS                                                                     3,893,913        460,825
                                                                                   ===========    ===========
LIABILITIES, PREFERRED STOCKHOLDERS' EQUITY
  AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable, trade                                                                475,515        597,953
Other accounts payable and accrued liabilities                                         639,840        711,033
15% Promissory notes payable, net of unamortized discount of
   $54,998 and nil, respectively [note 6]                                              445,002        417,501
Current portion term note payable [note 6]                                             126,932         28,020
                                                                                   -----------    -----------
TOTAL CURRENT LIABILITIES                                                            1,687,289      1,754,507
                                                                                   -----------    -----------
Term note payable [note 6]                                                                  --         98,163
                                                                                   -----------    -----------
    TOTAL LIABILITIES                                                                1,687,289      1,852,670
                                                                                   -----------    -----------
PREFERRED STOCKHOLDERS' EQUITY [NOTE 7]
Series A, convertible  voting preferred stock,  $0.001 par value,  redeemable at
  $10 plus accrued and unpaid dividends at 8% cumulative,
  100,000 shares authorized, 12,500 and 32,500 shares outstanding, respectively             13             33
Series B, 7% convertible, non-voting preferred stock, $0.001 par value, redeemable in certain instances,  300 shares authorized,
  300 and nil shares outstanding, respectively                                             300             --
Additional paid-in-capital                                                           2,623,393        364,172
                                                                                   -----------    -----------
TOTAL PREFERRED STOCKHOLDERS' EQUITY                                                 2,623,393        364,172
                                                                                   -----------    -----------
COMMON STOCKHOLDERS' EQUITY (DEFICIENCY) [NOTE 8]
Common stock, $0.001 par value, authorized 200,000,000,
  110,002,027 and 97,321,297 shares outstanding, respectively                          110,002         97,321
Additional paid-in capital                                                          37,526,393     35,126,914
Prepaid warrants                                                                            --        261,047
Contributed surplus                                                                  1,592,316      1,592,316
Accumulated deficit                                                                (39,645,793)   (38,833,648)
                                                                                   -----------    -----------
TOTAL COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)                                        (417,082)    (1,756,050)
                                                                                   -----------    -----------
TOTAL LIABILITIES, PREFERRED STOCKHOLDERS' EQUITY AND
   STOCKHOLDERS' EQUITY (DEFICIENCY)                                                 3,893,913        460,825
                                                                                   ===========    ===========

See notes to interim consolidated financial statements e.DIGITAL CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                  For the three months ended
                                                          June 30,
                                                   1999               1998
                                                     $                  $
                                               -----------         ----------
REVENUES:
                                                                           --
   Products                                         15,062             22,496
   Services                                         22,239             75,693
                                               -----------         ----------
                                                    37,301             98,189
                                               -----------         ----------
COST OF REVENUES:
   Products                                         14,871             36,892
   Services                                         14,707             82,878
                                               -----------         ----------
                                                    29,578            119,770
                                               -----------         ----------
Gross profit (loss)                                  7,723            (21,581)
                                               -----------         ----------
OPERATING EXPENSES:
   Selling and administrative                      166,618            220,758
   Research and related expenditures               214,722            145,848
                                               -----------         ----------
          Total operating expenses                 381,340            366,606
                                               -----------         ----------
Operating loss                                    (373,617)          (388,187)
                                               -----------         ----------
OTHER INCOME (EXPENSE)
   Interest income                                     847                907
   Interest expense                                (21,074)           (28,394)
   Non-cash interest                               (27,501)           (44,797)
   Other                                              (800)            (4,067)
                                               -----------         ----------
          Other income (expense)                   (48,528)           (76,351)
                                               -----------         ----------
LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD        (422,145)          (464,538)
                                               -----------         ----------
LOSS AND COMPREHENSIVE LOSS AVAILABLE TO
  COMMON STOCKHOLDERS' (NOTE 4)                   (968,117)          (484,384)
                                               ===========         ==========
LOSS PER COMMON SHARE -- BASIC AND DILUTED           (0.01)             (0.01)
                                               ===========         ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     106,021,410         58,446,738
                                               ===========         ==========

See notes to interim consolidated financial statements e.DIGITAL CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                              For the three months ended
                                                                                       June 30,
                                                                                1999             1998
OPERATING ACTIVITIES                                                              $                $
                                                                              ---------          -------
Loss for the period                                                            (422,145)        (464,538)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                                8,722           15,969
     Loss on disposal of property and equipment                                      --            4,067
     Professional services paid by issuance of common stock                     108,635               --
     Non-cash interest expense                                                   27,501           44,797
Changes in assets and liabilities:
     Accounts receivable                                                       (62,345)           44,156
     Amounts receivable on research and development contracts                    40,000           24,182
     Inventory                                                                 (68,543)           12,497
     Prepaid expenses and other                                                     224              582
     Accounts payable, trade                                                   (122,438)        (100,448)
     Other accounts payable and accrued liabilities                             (71,193)           4,516
                                                                              ---------          -------
Cash (used in) operating activities                                            (561,582)        (414,220)
                                                                              ---------          -------
INVESTING ACTIVITIES
Purchase of property and equipment                                               (3,652)              --
Proceeds on disposal of property and equipment                                      --             8,608
                                                                              ---------          -------
Cash (used in) provided by investing activities                                  (3,652)           8,608
                                                                              ---------          -------
FINANCING ACTIVITIES
Repayments of term note payable                                                     750         (11,636)
Proceeds from sale of Series B preferred stock                                2,750,000               --
Proceeds from exercise of warrants                                            1,091,875               --
Proceeds from exercise of stock options                                          70,103               --
Proceeds from 12% convertible promissory notes                                       --        1,000,000
                                                                              ---------          -------
Cash provided by financing activities                                         3,912,728          988,364
                                                                              ---------          -------
Net increase in cash                                                          3,347,494          582,752
Cash and cash equivalents, beginning of period                                  166,966           62,370
                                                                              ---------          -------
Cash and cash equivalents, end of period                                      3,514,460          645,122
                                                                              =========          =======
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
Cash paid during the period for:
       Interest                                                                  21,074           28,394
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
   Professional services paid by issuance of common stock                       108,635               --
   Common stock issued on exercise of prepaid warrants                          261,047               --
   Common stock issued on conversion of Series A preferred stock                221,474               --
   Common stock issued on conversion of secured notes payable                                     25,000
   Warrants issued for services                                                 275,000               --

See notes to interim consolidated financial statements

                             E.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1999


1.   OPERATIONS

e.Digital Corporation, formerly Norris Communications, Inc. (the "Company"), was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994, changed its domicile from British Columbia to the Yukon Territory, Canada. The Company further changed its domicile to Wyoming on August 30, 1997 and on September 4, 1997 reincorporated into Delaware. The Company is engaged through its wholly-owned subsidiary in developing, manufacturing and marketing advanced electronic products.

2.   BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary of the same name, based in San Diego, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the three month period ended June 30, 1999 and has an accumulated deficit of $39,645,793 at June 30, 1999. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations, and if necessary, obtaining additional financing.

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

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-QSB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 1999.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

4.   LOSS PER SHARE

The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company is not required to present a diluted earnings (loss) per share. Stock options, warrants, convertible notes payable, and convertible preferred stock exercisable into 19,610,024 shares of Common Stock were outstanding as at June 30, 1999. These securities were not included in the computation of diluted earnings (loss) per share because of the losses, but could potentially dilute earnings (loss) per share in future periods.

                             E.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1999


The loss available to common stockholders was increased during the three months ended June 30, 1999 in computing loss per share by an imputed deemed dividend of $390,000 based on the value of warrants issued in connection with 7% Series B Convertible Preferred Stock ("Series B stock") (see note 7). The Company calculated the fair value of the warrants at $275,000. The loss available to common stockholders was increased by a $150,000 deemed dividend computed from the discount provision included in the Series B stock. The deemed dividends are not contractual obligations on the part of the Company to pay such deemed dividends. The Series A Preferred stock provides for a dividend of 8% per annum and the Series B stock provides for a dividend of 7% per annum. The dividends for the period ended June 30, 1999 were $5,972, which also increases the loss available to common stockholders. The loss available to common stockholders' is computed as follows:

                                                     Three months ended June 30,
                                                         1999            1998
                                                      ---------       ---------
Loss and comprehensive loss                           $(422,145)      $(464,538)
Imputed deemed dividend on warrants
  issued with Series B stock                           (390,000)             --
Dividends on Series A and B Preferred Stock              (5,972)        (19,846)
Series B stock dividends computed based on
  imputed discount at issuance                         (150,000)             --
                                                      ---------       ---------
Loss available to common stockholders                 $(968,117)      $(484,384)
                                                      =========       =========


5.   INVENTORY

Inventory of raw material is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                                         June 30, 1999            March 31, 1999
                                         -------------            --------------
         Raw material                      $115,450                  $46,907
                                           ========                  =======

6.   CONVERTIBLE AND TERM DEBT

15% Promissory Notes

Interest on the 15% unsecured, subordinated, promissory notes is payable quarterly in cash and the notes are due December 31, 1999.

Term Note Payable

At June 30, 1999, the principal of the term note payable was $126,933, which bears interest at 10%. Subsequent to June 30, 1999, the Company paid approximately $64,000 of the term note. The balance of the term note is due September 1, 1999.

7.   PREFERRED STOCK

Series A

The 12,500 shares of Series A Preferred Stock (the "Series A stock") outstanding at June 30, 1999 are convertible into shares of Common Stock computed by dividing $10.00 plus accrued and unpaid dividends at 8% per annum by $0.0875, subject to certain future adjustments. At June 30, 1999, the Series A stock was convertible into approximately 1.63 million shares of Common Stock. The Company is required to redeem the Series A stock at $10.00 per share plus accrued and unpaid dividends on September 1, 2000 and upon the occurrence of certain other events.

Series B

On June 25, 1999 the Company issued 300 shares of Series B stock for cash of $10,000 per share and gross proceeds of $3,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the election of the Company. The stated dollar amount of Series B stock, is convertible into fully paid and nonassessable shares of Common Stock of the Company at a conversion price which is the lower of (i) $2.00 per share or (ii) a per share amount computed on each of two adjustment dates (30 and 60 days after registration of the underlying shares), but not less than $1.50 per share except as may be subsequently modified as a consequence of certain possible penalties and other adjustments. The conversion price on the two adjustment dates is computed at a premium to the average of the three lowest

                             E.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1999


of the ten day closing bid market prices prior to and including each adjustment date. The Series B stock shall be subject to automatic conversion on June 24, 2002 subject to certain conditions. At June 30, 1999, the Series B stock was convertible into approximately 1.5 million shares of Common Stock.

The Series B stock is redeemable in certain instances at the Company's option and at the holder's election upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share. In addition, certain shares of Common Stock, which are converted within 30 trading days of an event triggering redemption are subject to repurchase. Because the redemption provisions are not entirely within the control of the Company, the Series B stock is presented as preferred stockholders' equity on the consolidated balance sheet.

The Company also issued to the purchaser of the Series B stock, warrants to purchase 195,000 shares of Common Stock at $2.40 per share until June 24, 2004.

In connection with the Series B Stock financing, the Company incurred placement agent fees and legal and related costs of approximately $250,000 and issued a warrant to purchase 137,615 shares of Common Stock at $3.27 per share until June 24, 2004 as a placement agent fee. The value assigned to the 137,615 warrants issued as a placement fee is $275,000.

8.   COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)

The following table summarizes Common Stockholders' equity transactions during the three month period ended June 30, 1999:

                                                            Additional
                                                              paid-in      Prepaid    Contributed     Accumulated
                                       Shares      Amount     capital      Warrants     Surplus         Deficit        Total
                                    ----------   --------   -----------    --------   -----------    ------------   -----------
Balance, March 31, 1999             97,321,297   $ 97,321   $35,126,914    $261,047    $1,592,316    $(38,833,648)  $(1,756,051)
Stock issued on exercise of
  prepaid warrants                   4,493,335      4,493       256,554    (261,047)           --              --            --
Stock issued on exercise of
  stock options                        791,000        791        69,312          --            --              --        70,103
Stock issued for service                84,639         85       108,550          --            --              --       108,635
Stock issued on exercise of
  warrants                           3,928,571      3,929     1,087,946          --            --              --     1,091,875
Stock issued for exercise of
  cashless warrants                    810,476        810          (810)         --            --              --            --
Stock issued on conversion of
  20,000 shares of Series A
  stock                              2,572,709      2,573       218,901          --            --              --       221,474
Deemed dividend on 195,000
  warrants  issued with Series B
  stock                                     --         --       390,000          --            --        (390,000)           --
Value assigned to 137,615
  warrants granted in connection
  with issuance of Series B stock           --         --       275,000          --            --              --       275,000
Dividends on Series A
  stock                                     --         --        (2,520)         --            --              --        (2,520)
Dividends on Series B
  stock                                     --         --        (3,452)         --            --              --        (3,452)
Net loss for the period                     --         --            --          --            --        (422,145)     (422,145)
                                   -----------   --------   -----------    --------    ----------    ------------    ----------
Balance, June 30, 1999             110,002,027   $110,002   $37,526,393          --    $1,592,316    $(39,645,793)   $ (417,082)
                                   ===========   ========   ===========    ========    ==========    ============    ==========

                             E.DIGITAL CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1999


9.   WARRANTS AND OPTIONS

At June 30, 1999 warrants were outstanding/exercisable into the following listed shares.

                  Number of     Exercise Price
Description         Shares          U.S.$                       Expiration Date
-----------       ---------     --------------                  ----------------
Warrants             82,100          4.00                         August 1999
Warrants             20,570          0.25                       February 2000
Warrants             25,000          0.25                          March 2000
Warrants            500,000          0.10                        January 2004
Warrants          5,000,000          0.10                           June 2000
Warrants             27,500          0.25                          March 2001
Warrants            125,000          0.0875                      October 2001
Warrants            150,000          0.01                        October 2001
Warrants            100,000          0.10                        January 2002
Warrants          2,000,000          0.10                           June 2003
Warrants          2,571,427          0.15                          March 2002
Warrants            195,000          2.40                           June 2004
Warrants            137,615          3.27                           June 2004
                 ----------
Total            10,934,212
                 ==========


The following table summarizes stock option activity for the period:

                                           Number of           Weighted Average
                                            Shares              Exercise Price
                                           ---------           ----------------
Outstanding at March 31, 1999              6,334,000                   $0.1362
  Granted                                         --                        --
  Exercised                                 (791,000)                  $0.0886
  Expired                                         --                        --
  Canceled                                        --                        --
                                           ---------
Outstanding at June 30, 1999               5,543,000                   $0.143
                                           =========
Exercisable at June 30, 1999               4,580,500                   $0.152
                                           =========


Options outstanding are exercisable at prices ranging from $0.0875 to $3.65 and expire over the period from 1999 to 2003 with an average life of 3.66 years.

10.  INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. The Company has U.S. net operating loss carryforwards of approximately $29,945,000 and $14,787,000 for federal and state tax purposes, respectively, subject to certain limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 1999.

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

Management is currently in discussions with OEM's interested in using the Company's Internet music player reference designs. The Company intends to support various emerging Digital Rights Management Systems ("DRMS") that support the Secure Digital Music Initiative ("SDMI"). The Company has signed a non-exclusive license agreement to support Liquid Audio's SP3 DRMS and intends to support other emerging DRMS developers. Management is currently in discussions with several popular DRMS providers. There can be no assurance that the Company will support additional DRMS or that OEM's will use the Company's Internet music player reference designs.

The Company has incurred operating losses in each of the last three fiscal years and these losses have been material. The Company incurred an operating loss of $2.6 million in fiscal 1998 (including an inventory write-off of $1.3 million) and $1.8 million in fiscal 1999. The Company's current level of monthly cash operating costs is approximately $140,000 per month. However, the Company may increase expenditure levels in future periods to support its digital music business and to support OEM customers. Accordingly, the Company's losses are expected to continue until such time as the Company is able to realize supply, licensing, royalty and development revenues sufficient to cover the fixed costs of operations. The Company continues to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance the Company can or will report operating profits in the future.

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

RESULTS OF OPERATIONS

For the first three months of fiscal 2000, the Company reported revenues of $37,301, a 62% decrease from revenues of $98,189 for the first three months of fiscal 1999. Three customers accounted for 95% of fiscal 1999's first three months of revenues and three customers accounted for total revenue in the first three months of fiscal 2000. The loss of a customer could have a material adverse impact on the Company.

Revenue for the first three months of fiscal 2000 included product revenue of $15,062 from Lanier for the initial shipment of their product late in the quarter. These shipments are against a $3 million initial production order. Services for the first fiscal 2000 quarter were $22,239 compared to $75,693 for the prior year's first quarter. The decrease is consistent with the reduction in Lanier activity. First quarter fiscal 2000 service revenue included $7,207 and $15,000 recognized under the Intel and Lucent development agreements, respectively.

For the three months ended June 30, 1999, the Company reported a gross profit of $7,723 as compared to a gross loss of $21,581 for the first three months of fiscal 1999. Cost of sales consisted of $14,871 of product costs and $14,707 of contract services consisting mostly of research and development labor being funded in part by the Lucent and Intel development agreements. The Company is substantially completed on the Lanier development contract. Although the Company does not anticipate any significant future contract losses, there can be no assurance the Company can attain positive gross margins in the future or with future customers.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended June 30, 1999, were $381,340, as compared to $366,606 for the three months ended June 30, 1998. Selling and administrative costs aggregated $166,618 in the first three months of fiscal 2000 compared to $220,758 in the prior period. The $54,140 decrease in selling and administrative costs resulted primarily from the inclusion of a $55,000 non-recurring equity transaction fee in the prior years first quarter.

Research and related expenditures for the three months ended June 30, 1999 were $214,722, as compared to $145,848, for the three months ended June 30, 1998. An aggregate of $14,707 of development costs were incurred for contract development work during the three months ended June 30, 1999 and are included in cost of revenues. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources. The increase can be attributed to expanded engineering activities associated with the development of new technology.

The Company reported an operating loss of $373,617 for the three months ended June 30, 1999, which was comparable to the operating loss of $388,187 for the three months ended June 30, 1998. Management believes, but there can be no assurance, that investments in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact the Company's operating losses. Accordingly, there is substantial uncertainty about future operating results and the results for the first three months are not necessarily indicative of operating results for future periods or the fiscal year.

The Company's cash interest expense for the three months ended June 30, 1999 was $21,074, a decrease from the $28,394 for the prior period resulting from reduced interest bearing debt outstanding during fiscal 2000.

The Company reported a loss for the first three months of the current fiscal year of $422,145 compared to a loss of $464,538 for the prior year's first three months.

The loss available to common stockholders for the three months ended June 30, 1999 of $668,117 includes $390,000 of imputed dividends on the issuance of warrants with the Series B stock, $5,972 of dividends and $150,000 related to the imputed discount at issuance of the Series B stock.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had a working capital of $2,127,220 compared to a working capital deficit of $1,378,155 at March 31, 1999. The Company had approximately $115,000 of working capital invested in inventories at June 30, 1999. The increase in working capital resulted from the sale of Series B stock during the first quarter.

In June 1999, the Company completed the sale of $3,000,000 of Series B 7% Convertible Preferred Stock. The proceeds are being applied for continued operating capital.

For the three months ended June 30, 1999, net cash increased by $3,347,494. Cash used in operating activities was $561,582. Major components using cash were a net loss of $422,145 reduced by $8,722 of aggregate depreciation and amortization, $108,635 for services paid by issuance of Common Stock and $27,501 of non-cash interest, or a loss use of cash of $277,287. The major change in assets and liabilities providing cash from operating activities was a reduction in amounts receivable on research and development contracts of $40,000. The major changes in assets and liabilities using operating cash was an increase in accounts receivable of $62,345, a reduction in accounts payable trade of $122,438 and a reduction in other accounts payable and accrued liabilities of $71,193.

At June 30, 1999 the Company had cash on hand of approximately $3.5 million. Other than cash on hand and accounts receivable, the Company has no material unused sources of liquidity at this time. Based on the Company's cash position assuming (i) continuation of existing OEM development arrangements, (ii) currently planned expenditures and level of operation, (iii) product sales against existing orders; the Company believes it has sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of Lanier shipments, orders and reorders are subject to many factors and risks, many outside the control of the Company.

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

FUTURE COMMITMENTS AND FINANCIAL RESOURCES

The Company has recorded an obligation with a prior vendor providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raised.

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

During the first calendar quarter ended March 31, 1999 the Company completed an initial review of its internal systems. The review consisted of an evaluation of significant internal hardware systems and major software application programs, which are primarily, packaged third party "off-the-shelf" software programs. As a result of this review the Company has identified certain systems which require further review and probable upgrades to be Year 2000 ready, the costs of which are included in management's estimates outlined below. The Company is currently evaluating new business software applications and one major selection and evaluation criterion will be full compliance with Year 2000. The Company's MicroOS(TM) technology does not have any material Year 2000 problems.

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

Total costs relating to the Company's compliance efforts, based on management's best estimates range from $10,000 to $20,000 consisting primarily of obtaining, installing and testing new computers and upgrades of third party "off-the-shelf" software programs. Subsequent to the first quarter ended June 30, 1999, the Company has hired an IS director to address all Year 2000 issues. To date there have been no material direct out-of-pocket costs. Maintenance or modification costs will be expensed as incurred, while the costs of new computers or software will be capitalized and amortized over the respective useful life.

Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to distribute products under the Lanier contract or to process transactions, develop products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. If the Company determines certain suppliers are not Year 2000 compliant, it may have to arrange for alternative sources of supply and the stockpiling of inventory in the fall of 1999 in preparation for the Year 2000. The Company cannot estimate at this time the cost or effect on the Company's financial condition of any stockpiling of inventory. The Company currently does not have any other contingency plans with respect to potential Year 2000 failures of its suppliers or customers and at the present time, after an initial evaluation, does not intend to develop one other than continuing to work with Eltech Electronics Technology to mitigate the Lanier product Year 2000 exposure. If the above failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

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

BUSINESS RISKS

This report contains a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 2. CHANGES IN SECURITIES

(a)  NONE

(b)  NONE

(c) The following is a description of equity securities sold by the Company during the first fiscal quarter ended June 30, 1999 that were not registered under the Securities Act:

          On June 25, 1999, the Company issued 300 shares of Series B stock for cash at $10,000 per share to one institutional investor for gross proceeds of $3,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock, at the election of the Company. The stated dollar amount of Series B stock is convertible into fully paid and nonassessable shares of Common Stock of the Company at a conversion price which is the lower of (i) $2.00 per share or (ii) a per share amount computed on each of two adjustment dates (30 and 60 days after registration of the underlying shares), but not less than $1.50 per share except as may be subsequently modified as a consequence of certain possible penalties and other adjustments related to the Company's failure to file a registration statement on a timely basis or have the registration statement declared effective within 180 days. The conversion price on the two adjustment dates is computed at a premium to the average of the three lowest of the ten day closing bid market prices prior to and including each adjustment date. The Series B stock shall be subject to automatic conversion on June 24, 2002, subject to certain conditions.

          The Series B stock is redeemable in certain instances at the Company's option and at the holder's election upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event shall be the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price, multiplied by the stated value per share, divided by the then conversion price per share. In addition, certain shares of Common Stock, which are converted within 30 trading days of an event triggering a redemption are subject to repurchase.

          The Company also issued to the purchaser of Series B stock warrants to purchase 195,000 shares of Common Stock at $2.40 per share until June 24, 2004. In connection with the financing, the Company incurred placement agent fees and legal and related costs of approximately $250,000 and issued a warrant to purchase 137,615 shares of Common Stock at $3.27 per share until June 24, 2004 as a placement agent fee to Jesup & Lamont Securities Corporation in connection with the offering. The Company intends to use the net proceeds of approximately $2,750,000 for general corporate purposes.

          The securities were offered and sold without registration under the Act in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Series B stock and the warrants and will be placed on the shares issuable upon conversion or exercise unless registered under the Act prior to issuance. The Company has filed a registration statement on the stock obtained upon conversion of the Series B stock or exercise of the warrants and also granted other registration rights to the holder.

(d)  NONE


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

                                        e.DIGITAL CORPORATION


Date: August 13, 1999                   By: /s/ RENEE WARDEN
                                            ------------------------------------
                                            Renee Warden
                                            Controller
                                            (Principal Financial and Accounting
                                            Officer and duly authorized to sign
                                            on behalf of the Registrant)