Form 10QSB
period 1999-09-30
E DIGITAL CORP
filed 1999-11-12
CIK 886328

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         Commission File Number 0-20734

                             e.DIGITAL CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                     33-0865123
    -------------------------------                  ------------------------
    (State or other jurisdiction of                       (I.R.S. Empl.
     incorporation or organization)                        Ident. No.)


13114 Evening Creek Drive South, San Diego, California                92128
------------------------------------------------------             -----------
     (Address of principal executive offices)                       (Zip Code)


                                 (858) 679-1504
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES [X]   NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $0.001                            115,117,010
------------------------------                            -----------
          (Class)                              (Outstanding at November 8, 1999)

Transitional Small Business Disclosure Format (check one): YES [_]  NO [X]

================================================================================
e.DIGITAL CORPORATION

                                     INDEX

                                                                                  Page
PART I. FINANCIAL INFORMATION
     Item 1.   Financial Statements (unaudited):

               Consolidated Balance Sheets as of September 30, 1999 and
               March 31, 1999                                                      3

               Consolidated Statements of Operations for the three and six
               months ended September 30, 1999 and 1998                            4

               Consolidated Statements of Cash Flows for the six
               months ended September 30, 1999 and 1998                            5

               Notes to Interim Consolidated Financial Statements                  6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                10

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                                  14
     Item 2.   Changes in Securities                                              14
     Item 3.   Defaults Upon Senior Securities                                    14
     Item 4.   Submission of Matters to a Vote of Security Holders                14
     Item 5.   Other Information                                                  14
     Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                        16

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                    September 30,            March 31,
                                                                                        1999                  1999
                                                                                          $                     $
                                                                                     -----------           -----------
ASSETS
Current
Cash and cash equivalents                                                              2,881,071               166,966
Accounts receivable, less allowance of doubtful
   accounts of $nil and $953, respectively                                               146,195                60,793
Amounts receivable on research and development contracts                                  32,725                92,725
Inventory [note 5]                                                                       125,884                46,907
Prepaid expenses and other                                                                16,088                 8,961
                                                                                     -----------           -----------
Total current assets                                                                   3,201,963               376,352
                                                                                     -----------           -----------
Property and equipment, net of accumulated depreciation of
   $229,913 and $213,342, respectively                                                   114,063                72,675
Other intangible assets, net of accumulated amortization of
   $13,832 and $12,611, respectively                                                      10,577                11,798
                                                                                     -----------           -----------
    Total assets                                                                       3,326,603               460,825
                                                                                     ===========           ===========
LIABILITIES, PREFERRED STOCKHOLDERS' EQUITY
  AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable, trade                                                                  584,654               597,953
Other accounts payable and accrued liabilities                                           603,745               711,033
15% Promissory notes payable, net of unamortized discount of
   $27,497 and $82,499, respectively [note 6]                                            322,503               417,501
Current portion of term note payable                                                           -                28,020
                                                                                     -----------           -----------
Total current liabilities                                                              1,510,902             1,754,507
                                                                                     -----------           -----------
Term note payable                                                                              -                98,163
                                                                                     -----------           -----------
    Total liabilities                                                                  1,510,902             1,852,670
                                                                                     -----------           -----------

Preferred stockholders' equity [note 7]
Series A, convertible  voting preferred stock,  $0.001 par value,  redeemable at
   $10 plus accrued and unpaid dividends at 8% cumulative,
  100,000 shares authorized, 12,500 and 32,500 shares outstanding, respectively               13                    33
Series B, 7% convertible, non-voting preferred stock, $0.001 par value, redeemable in certain instances,  300 shares authorized,
  300 and nil shares outstanding, respectively                                               300                     -
Additional paid-in-capital                                                             2,678,845               364,172
                                                                                     -----------           -----------
Total preferred stockholders' equity                                                   2,679,158               364,205
                                                                                     -----------           -----------
Common stockholders' equity (deficiency) [note 8]
Common stock, $0.001 par value, authorized 200,000,000,
 112,907,971 and 97,321,297 shares outstanding, respectively                             112,908                97,321
Additional paid-in capital                                                            37,729,106            35,126,914
Prepaid warrants                                                                               -               261,047
Contributed surplus                                                                    1,592,316             1,592,316
Accumulated deficit                                                                  (40,297,786)          (38,833,648)
                                                                                     -----------           -----------
Total common stockholders' equity (deficiency)                                          (863,456)           (1,756,050)
                                                                                     -----------           -----------
Total liabilities, preferred stockholders' equity and common
   stockholders' equity (deficiency)                                                   3,326,603               460,825
                                                                                     ===========           ===========

See notes to interim consolidated financial statements.

e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              For the three months ended             For the six months ended
                                                                    September 30,                          September 30,
                                                               1999               1998                1999               1998
                                                                $                   $                  $                  $
                                                          -----------          ----------        -----------         ----------
Revenues:
   Products                                                   125,215              51,399            140,277             73,895
   Services                                                    25,372             105,853             47,611            181,546
                                                          -----------          ----------        -----------         ----------
                                                              150,587             157,252            187,888            255,441
                                                          -----------          ----------        -----------         ----------
Cost of revenues:
   Products                                                    84,353              33,421             99,224             70,313
   Services                                                    70,430             184,214             85,137            267,092
                                                          -----------          ----------        -----------         ----------
                                                              154,783             217,635            184,361            337,405
                                                          -----------          ----------        -----------         ----------
Gross profit (loss)                                            (4,196)            (60,383)             3,527            (81,964)
                                                          -----------          ----------        -----------         ----------
Operating expenses:
   Selling and administrative                                 296,824             143,774            463,442            364,532
   Research and related expenditures                          331,654             146,641            546,376            292,489
                                                          -----------          ----------        -----------         ----------
          Total operating expenses                            628,478             290,415          1,009,818            657,021
                                                          -----------          ----------        -----------         ----------

Operating loss                                               (632,674)           (350,798)        (1,006,291)          (738,985)
                                                          -----------          ----------        -----------         ----------
Other income (expense)
   Interest income                                             25,570               4,600             26,417              5,507
   Interest expense                                           (17,390)             (7,993)           (38,463)           (36,387)
   Non-cash interest                                          (27,500)            (66,692)           (55,001)          (111,489)
   Other                                                           -              (36,316)              (800)           (40,383)
                                                          -----------          ----------        -----------         ----------
          Other income (expense)                              (19,320)           (106,401)           (67,847)          (182,752)
                                                          -----------          ----------        -----------         ----------
Loss and comprehensive loss for the period                   (651,994)           (457,199)        (1,074,138)          (921,737)
                                                          -----------          ----------        -----------         ----------
Loss and comprehensive loss available to
  common stockholders' (note 4)                              (707,446)           (472,697)        (1,675,563)          (956,081)
                                                          ===========          ==========        ===========         ==========
Loss per common share - basic and diluted                       (0.01)              (0.01)             (0.02)             (0.02)
                                                          ===========          ==========        ===========         ==========
Weighted average common shares outstanding                112,015,904          60,706,795        110,960,680         59,575,141
                                                          ===========          ==========        ===========         ==========


See notes to interim consolidated financial statements.

e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              For the six months ended
                                                                                    September 30,
                                                                                1999             1998
                                                                                 $                 $
                                                                             ----------       ----------
OPERATING ACTIVITIES
Loss for the period                                                          (1,074,138)        (921,737)
Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                                               17,792           28,366
     Loss on disposal of property and equipment                                       -           11,233
     Professional services paid by issuance of common stock                     108,635           30,000
     Non-cash interest expense                                                   55,001          111,489
Changes in assets and liabilities:
     Accounts receivable                                                        (85,402)          34,567
     Amounts receivable on research and development contracts                    60,000          (45,731)
     Inventory                                                                  (78,977)          59,743
     Prepaid expenses and other                                                  (7,127)             582
     Accounts payable, trade                                                    (13,299)        (129,132)
     Other accounts payable and accrued liabilities                            (107,288)         (33,515)
                                                                             ----------       ----------
Cash (used in) operating activities                                          (1,124,803)        (854,135)
                                                                             ----------       ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                              (57,959)          (1,077)
Proceeds on disposal of property and equipment                                        -           12,109
                                                                             ----------       ----------
Cash (used in) provided by investing activities                                 (57,959)          11,032
                                                                             ----------       ----------
FINANCING ACTIVITIES
Repayments of term note payable                                                (126,183)         (23,565)
Proceeds from sale of Series B preferred stock                                2,750,000                -
Proceeds from exercise of warrants                                            1,103,375                -
Proceeds from exercise of stock options                                         169,674                -
Proceeds from 12% convertible promissory notes                                        -        1,000,000
                                                                             ----------       ----------
Cash provided by financing activities                                         3,896,867          976,435
                                                                             ----------       ----------
Net increase in cash                                                          2,714,105          133,332
Cash and cash equivalents, beginning of period                                  166,966           62,370
                                                                             ----------       ----------
Cash and cash equivalents, end of period                                      2,881,071          195,702
                                                                             ==========       ==========
Supplemental disclosures of cash information:
     Cash paid during the period for:
       Interest                                                                  38,463           36,387

Supplemental schedule of noncash investing  and financing activities:
   Professional services paid by issuance of common stock                       108,635           30,000
   Common stock issued on exercise of prepaid warrants                          261,047          307,753
   Common stock issued on conversion of Series A preferred stock                221,474           74,665
   Warrants issued for services                                                 275,000                -
   Promissory note principal applied to warrant exercise                        150,000                -
   Deemed dividends on warrants                                                 390,000                -
   Deemed dividends on Series A and B preferred stock                            61,424           34,344


See notes to interim consolidated financial statements.

                     E.DIGITAL CORPORATIONS AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 1999

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

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the six month period ended September 30, 1999 and has an accumulated deficit of $40,297,786 at September 30, 1999. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations, and if necessary, obtaining additional financing.

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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the six month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

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

4. LOSS PER SHARE
The Company's losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company is not required to present a diluted earnings
(loss) per share. Stock options, warrants, convertible notes payable, and convertible preferred stock exercisable into 17,164,666 shares of Common Stock were outstanding as at September 30, 1999. These securities were not included in the computation of diluted earnings (loss) per share because of the losses, but could potentially dilute earnings (loss) per share in future periods.

                     E.DIGITAL CORPORATIONS AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 1999

The loss available to common stockholders was increased during the six months ended September 30, 1999 by an imputed deemed dividend of $390,000 based on the value of warrants issued in connection with 7% Series B Convertible Preferred Stock (`Series B stock") (see note 7). The loss available to common stockholders was reduced by a $150,000 deemed dividend computed from the discount provision included in the Series B stock. The deemed dividends are not contractual obligations on the part of the Company to pay such deemed dividends. The Series A Preferred stock ("Series A stock") provides for a dividend of 8% per annum and the Series B stock provides for a dividend of 7% per annum. The dividends for the period ended September 30, 1999 were $61,424, which also increases the loss available to common stockholders. The loss available to common stockholders' is computed as follows:

                                                                            Six months ended September 30,
                                                                              1999                1998
                                                                          -----------          -----------
Loss and comprehensive loss                                               $(1,074,139)         $  (921,737)
Imputed deemed dividend on warrants issued with Series B stock               (390,000)                   -
Dividends on Series A and B stock                                             (61,424)             (34,344)
Series B stock dividends computed based on imputed discount at issuance      (150,000)                   -
                                                                          -----------          -----------
Loss available to common stockholders                                     $(1,675,563)         $  (956,081)
                                                                          ===========          ===========

5. INVENTORY
Inventory of raw material and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                         September 30, 1999         March 31, 1999
                         ------------------         --------------
        Raw material               $116,084                $46,907
        Finished goods                9,800                      -
                                   --------               --------
                                   $125,884                $46,907
                                   ========               ========

6. PROMISSORY NOTES
Interest on the 15% unsecured, subordinated, promissory notes is payable quarterly in cash and the notes are due December 31, 1999.

7. PREFERRED STOCK
Series A
--------
The 12,500 shares of Series A stock outstanding at September 30, 1999 are convertible into shares of Common Stock computed by dividing $10.00 plus accrued and unpaid dividends at 8% per annum by $0.0875, subject to certain future adjustments. At September 30, 1999, the Series A stock was convertible into approximately 1.66 million shares of Common Stock. The Company is required to redeem the Series A stock at $10.00 per share plus accrued and unpaid dividends on September 1, 2000 and upon the occurrence of certain other events.

Series B
--------
On June 25, 1999 the Company issued 300 shares of Series B stock for cash of $10,000 per share and gross proceeds of $3,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the election of the Company. The stated dollar amount of Series B stock, is convertible into fully paid and nonassessable shares of Common Stock of the Company at a conversion price which is the lower of (i) $2.00 per share or (ii) a per share amount computed on each of two adjustment dates (30 and 60 days after registration of the underlying shares), but not less than $1.50 per share except as may be subsequently modified as a consequence of certain possible penalties and other adjustments. The conversion price on the two adjustment dates is computed at a premium to the average of the three lowest of the ten day closing bid market prices prior to and including each adjustment date. The Series B stock shall be subject to automatic conversion on June 24, 2002 subject to certain conditions. At September 30, 1999, the Series B stock was convertible into approximately 2.04 million shares of Common Stock. Subsequent to September 30, 1999 a total of 200 shares of Series B stocks were converted into 1,367,916 shares of common stock through November 8, 1999.

                     E.DIGITAL CORPORATIONS AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 1999

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

In connection with the Series B stock financing, the Company incurred placement agent fees and legal and related costs of approximately $250,000 and issued a warrant to purchase 137,615 shares of Common Stock at $3.27 per share until June 24, 2004 as a placement agent fee. The value assigned to the 137,615 warrants issued as a placement fee was $275,000.

8. COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)
The following table summarizes Common Stockholders' equity transactions during the six month period ended September 30, 1999:

                                                             Additional
                                                              paid-in       Prepaid      Contributed    Accumulated
                                    Shares       Amount       capital       Warrants       Surplus        Deficit         Total
                                  ----------    --------     -----------    ---------    -----------    ------------    -----------
Balance, March 31, 1999           97,321,297    $ 97,321     $35,126,914    $ 261,047     $1,592,316    $(38,833,648)   $(1,756,050)
Stock issued on exercise of
  prepaid warrants                 4,493,335       4,493         256,554     (261,047)             -               -              -
Stock issued on exercise of
  stock options                    1,928,944       1,929         167,743            -              -               -        169,672
Stock issued for services             84,639          85         108,550            -              -               -        108,635
Stock issued on exercise of
  warrants                         5,678,571       5,679       1,247,696            -              -               -      1,253,375
Stock issued for exercise of
  cashless warrants                  828,476         828            (828)           -              -               -              -
Stock issued on conversion of
  20,000 shares of Series A
  stock                            2,572,709       2,573         218,901            -              -               -        221,474
Deemed dividend on 195,000
  warrants  issued with
  Series B stock                           -           -         390,000            -              -        (390,000)             -
Value assigned to 137,615
  warrants granted in
  connection with issuance of
  Series B stock                           -           -         275,000            -              -               -        275,000
Dividends on Series A stock                -           -          (5,040)           -              -               -         (5,040)
Dividends on Series B stock                -           -         (56,384)           -              -               -        (56,384)
Net loss for the period                    -           -               -            -              -      (1,074,138)    (1,074,138)
                                 -----------    --------     -----------     ---------    ----------    ------------    -----------
Balance, September 30, 1999      112,907,971    $112,908     $37,729,106            -     $1,592,316    $(40,297,786)   $  (863,456)
                                 ===========    ========     ===========     =========    ==========    ============    ===========

                     E.DIGITAL CORPORATIONS AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 30, 1999


9. WARRANTS AND OPTIONS
At September 30, 1999 warrants were outstanding/exercisable into the following listed shares.

                                    Number of              Exercise Price
Description                          Shares                    U.S.$            Expiration Date
-----------                        ----------              --------------       ---------------
Warrants                              20,570                   0.25               February 2000
Warrants                              25,000                   0.25                  March 2000
Warrants                             400,000                   0.10                January 2004
Warrants                           3,500,000                   0.10                   June 2000
Warrants                              27,500                   0.25                  March 2001
Warrants                             125,000                   0.0875              October 2001
Warrants                             100,000                   0.10                January 2002
Warrants                           2,000,000                   0.10                   June 2003
Warrants                           2,571,427                   0.15                  March 2002
Warrants                             195,000                   2.40                   June 2004
Warrants                             137,615                   3.27                   June 2004
                                   ---------               -------------        ---------------
Total                              9,102,112
                                   =========               =============        ===============


Subsequent to September 30, 1999 warrants on 932,141 shares were exercised for cash proceeds of $136,391.

The following table summarizes stock option activity for the period:

                                                    Number of                             Weighted Average
                                                     Shares                                Exercise Price
                                                    ---------                             ----------------
       Outstanding at March 31, 1999                6,334,000                                 $0.1362
          Granted                                           -                                   -
          Exercised                                (1,928,944)                                $0.088
          Expired                                     (40,000)                                $3.65
          Canceled                                          -                                   -
                                                    ---------
       Outstanding at September 30, 1999            4,365,056                                 $0.110
                                                    =========
       Exercisable at September 30, 1999            3,382,556                                 $0.114
                                                    =========

Options outstanding are exercisable at prices ranging from $0.0875 to $3.65 and expire over the period from 2000 to 2004 with an average life of 3.95 years.

10. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. As of March 31, 1999, the Company has U.S. net operating loss carryforwards of approximately $29,945,000 and $14,787,000 for federal and state taxes purposes, respectively, subject to certain limitations.

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

GENERAL
We provide innovative product designs and technologies for the rapidly growing market for electronic devices using portable storage media. We employ our patented MicroOS(TM) file management system as the intelligence targeted for portable digital voice, music, audio, image, video and data recording devices that interface with computers and the Internet. We anticipate that the majority of our future revenues will be from licenses, royalty fees, and private label agreements for products employing our MicroOS(TM) technology and from contract development services for and sales to OEMs of custom digital products.

We commenced initial shipments in late June 1999 against approximately $3 million of production orders from Lanier Worldwide, Inc. ("Lanier"). These shipments result from a January 1997 development and supply agreement (the "Lanier Agreement"). Our initial order represents approximately five months of orders for digital recording products targeted for the medical market. These products are intended to be sold worldwide by Lanier's sales force. Our Lanier contract provides for rolling six month forecasts of requirements and three month rolling orders for future products.

During the quarter ended September 30, 1999 we were in production startup with our contract manufacturer. We anticipate a significant increase in production in the third fiscal quarter (ending December 31, 1999) for Lanier. We are scheduled to ship in excess of $1 million worth of product to Lanier during the fiscal third quarter. At September 30, 1999 our backlog of orders was $3.25 million from Lanier. Anticipated shipments and our backlog are subject to change due to a variety of factors many outside our control. Our customers may modify or cancel orders and delay or change schedules. Shipments may also be delayed due to production delays, component shortages and other production related issues.

In August 1998, we entered into a development agreement with Intel Corporation ("Intel") and we are designing and developing a digital voice recorder reference design and prototypes. Under this agreement, Intel is paying us non-recurring engineering fees for design and development of prototypes.

We are also supplying digital music player prototypes to Lucent Technologies and performing other work to port Lucent's Enhanced Perceptual Audio Coder ("EPAC") compression technology to a new Texas Instrument Digital Signal Processor ("DSP"). We are actively seeking to develop licensing, private label, and OEM opportunities, which further will enable us to penetrate the digital recording and playback market.

Our management is currently in discussions with OEM's interested in using our Internet music player reference designs. We recently completed and demonstrated a third generation secured portable internet music player employing Lucent's EPAC digital compression technology. We intend to support various emerging Digital Rights Management Systems ("DRMS") that support the Secure Digital Music Initiative ("SDMI"). We have signed a non-exclusive license agreement to support Liquid Audio Inc.'s SP3 DRMS and intend to support other emerging DRMS developers. We are also currently in discussions with several popular DRMS providers. There can be no assurance that we will support additional DRMS or that OEM's will use our Internet music player reference designs.

We have incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $2.6 million in fiscal 1998 (including an inventory write-off of $1.3 million) and $1.8 million in fiscal 1999. Our current level of monthly cash operating costs is approximately $180,000 per month compared to $120,000 per month for September 1998, with the growth attributed to increase expenditures in the development of the digital music player and the addition of research and development personnel. Moreover, we may increase expenditure levels in future periods to support our digital music business and to support OEM customers. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty and development revenues sufficient to cover our fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance we can or will report operating profits in the future.

We are focused on OEM licensing with respect to our MicroOS(TM) file management system and contract development of private label and custom-designed products for digital music applications, dictation systems, and computer peripherals and telecommunication equipment. Revenue from licensing, royalties and development services, and additional product supply arrangements, if any, are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts and product orders may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The termination of the Lanier Agreement or the lack of market success of the recently introduced digital recorder products by Lanier would have a material adverse effect on our operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for our products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for our technology can also shift quickly. We may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

RESULTS OF OPERATIONS
For the first six months of fiscal 2000, we reported revenues of $187,888, a 26% decrease from revenues of $255,441 for the first six months of fiscal 1999. Product sales increased in the current period due to Lanier shipments while service revenues decreased primarily due to a decline in Lanier development services revenues. Three customers accounted for 95% of fiscal 1999's first six months of revenues and three customers accounted for total revenue in the first six months of fiscal 2000. The loss of a customer could have a material adverse impact on our results of operations.

Revenue for the first six months of fiscal 2000 included product revenue of $140,277 compared to $73,895 for the prior year's first six months. The increase is due to Lanier product shipments. Product revenue generated a gross profit for the six months ended September 30, 1999 and 1998 of 29% and 5%, respectively. Our product shipments in fiscal 2000 consisted entirely of shipments as part of our $3 million initial production order from Lanier. Product sales for the three months ended September 30, 1999 increased 138% to $125,215 with a 33% gross profit as compared to $51,399 with a 35% gross profit for the prior year's second quarter.

Service revenues for the first six months of fiscal 2000 were $47,611 compared to $181,546 for the comparable period of the prior year. Prior year service revenue included $159,170 from the Lanier development contract. Second fiscal 2000 quarter service revenues were $25,372 compared to $105,853 for the prior year's second quarter. The six month ended September 30, 1999 service revenue included $17,611 and $30,000 recognized under the Intel and Lucent development agreements, respectively.

For the six months ended September 30, 1999, we reported a gross profit of $3,527 compared to a gross loss of $81,964 for the first six months of fiscal 1999. Cost of sales consisted of $99,224 of product costs and $85,137 of contract services consisting mostly of research and development labor being funded in part by the Lucent and Intel development agreements. Cost of sales for the three months ended September 30, 1999 and 1998 were $154,783 and $217,635, respectively. We are substantially completed on the Lanier development contract. Although we do not anticipate any significant future contract losses, there can be no assurance we can attain positive gross margins in the future or with future customers. At the present time warranty reserves are not material and we do not anticipate significant warranty costs in future periods. Our contract supply agreement provides a twelve month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the six months ended September 30, 1999, were $1,009,818, as compared to $657,021 for the six months ended September 30, 1998. Selling and administrative costs aggregated $463,442 in the first six months of fiscal 2000 compared to $364,532 in the prior period. The $98,910 increase in selling and administrative costs resulted primarily from an increase in legal expenses and related costs of $61,370; an increase in annual meeting related costs of $28,630 due to a significant increase in the number of shareholders; and an increase in personnel expenditures and associated costs of $51,368 offset by the inclusion of a $55,000 non-recurring equity transaction fee in the prior year's first quarter. Selling and administrative costs for the three months ended September 30, 1999 were $296,824 compared to $143,774 for the second quarter of the prior year. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to increased personnel costs. We hired a business development executive in October 1999 to support an increase in prospective customers.

Research and related expenditures for the six months ended September 30, 1999 were $546,376, as compared to $292,489, for the six months ended September 30, 1998. The $253,887 increase in research and development costs resulted primarily from an increase in consulting and engineering services of $25,716; an increase in preproduction and other related costs of $67,130; and an increase in engineering personnel and related costs of $134,330 resulting from a greater percentage of in-house development compared to contract services. Research and development for the three months ended September 30, 1999 and 1998 were $331,654 and $146,641, respectively. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,006,291 for the six months ended September 30, 1999, as compared to operating loss of $738,985 for the six months ended September 30, 1998. The operating loss for the second quarter of fiscal 2000 was $632,674 compared to $350,798 in the second quarter of the prior year. The increase resulted primarily due to increased operating costs. We believe, but there can be no assurance, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is substantial uncertainty about future operating results and the results for the first six months are not necessarily indicative of operating results for future periods or the fiscal year.

Our cash interest expense for the six months ended September 30, 1999 was $38,464 comparable to $36,387 for the prior period.

We reported a loss for the first six months of the current fiscal year of $1,074,139 compared to a loss of $921,737 for the prior year's first six months.

The loss available to common stockholders for the six months ended September 30, 1999 of $1,675,563 includes $390,000 of imputed dividends on the issuance of warrants with the Series B stock, $61,424 of dividends and $150,000 related to an imputed discount at issuance of the Series B stock.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1999, we had working capital of $1,691,061 compared to a working capital deficit of $1,378,155 at March 31, 1999. We had $125,884 of working capital invested in inventories at September 30, 1999. In June 1999, we completed the sale of $3,000,000 of Series B 7% Convertible Preferred Stock. The proceeds are being applied for continued operating capital.

For the six months ended September 30, 1999, net cash increased by $2,714,105. Cash used in operating activities was $1,124,803. Major components using cash were a net loss of $1,074,138 reduced by $17,792 of aggregate depreciation and amortization, $108,635 for services paid by issuance of Common Stock and $55,001 of non-cash interest, or a use of cash of $892,710. The major change in assets and liabilities providing cash from operating activities was a reduction in amounts receivable on research and development contracts of $60,000. The major changes in assets and liabilities using operating cash was an increase in accounts receivable of $85,402, a reduction in accounts payable, trade of $13,299 and a reduction in other accounts payable and accrued liabilities of $107,288.

At September 30, 1999 we had cash on hand of approximately $2.88 million. Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position assuming (a) continuation of existing OEM development arrangements, (b) currently planned expenditures and level of operation, (c) product sales against existing orders; we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of Lanier shipments, orders and reorders are subject to many factors and risks, many outside our control.

Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. There can be no assurance that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from shareholders or other debt financing or additional equity offerings.

We may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. We estimate we will require additional capital to finance future developments and improvements to our technology. There can be no assurances that additional capital will be available when needed. Any future financings may also be dilutive to existing shareholders.

FUTURE COMMITMENTS AND FINANCIAL RESOURCES
We have recorded an obligation with a prior vendor providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raised.

We have only recently commenced production on the Lanier products. We believe our third party contract manufacturing arrangement minimizes the working capital funds required for the production of Lanier orders. We are subject to the risk that should this arrangement be modified or not produce the desired results, that we would be required to supply substantial working capital for the production of the Lanier orders. We rely on a third party manufacturer for production of the Lanier products and are therefore subject to the substantial risks associated with using a sole supplier.

Our plans for our MicroOS Audio(TM) technology are to continue to develop the technology and seek OEM partnerships to exploit the technology. We may require additional funds to continue development of this and other technologies and the extent of such requirements is not presently determinable by management.

If, in the future, our operations increase significantly, we may require additional funds. We might also require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

YEAR 2000 READINESS DISCLOSURE
We are aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way which could lead to business disruptions in the U.S. and internationally.

We have identified the following areas, which could be impacted by the Year 2000 issue. They are: Company designed and produced products; internally used systems and software; products or services provided by key third parties; and the inability of OEM customers and prospective customers to process business transactions relating to revenue and product sales.

During the first calendar quarter ended March 31, 1999 we completed an initial review of our internal systems. The review consisted of an evaluation of significant internal hardware systems and major software application programs, which are primarily, packaged third party "off-the-shelf" software programs. As a result of this review we have identified certain systems which require further review and probable upgrades to be Year 2000 ready, the costs of which are included in our estimates outlined below. Our MicroOS(TM) technology does not have any material Year 2000 problems.

We continue to assess the compliance of our major customers, suppliers and vendors. We believe that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. We have tested the Lanier products being produced and believe they are Year 2000 compliant. Our manufacturing supplier has assured us in writing that it has no material Year 2000 issues and will be able to continue to produce product in their factory. However, production is dependent upon outside part and component suppliers and there can be no assurance that supply of critical components would not impede production of products pursuant to Lanier orders. Failures of component suppliers to the factory or failure at the factory would have a material adverse effect on our operations.

As a consequence, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Total costs relating to the our compliance efforts, based on management's best estimates range from $10,000 to $20,000 consisting primarily of obtaining, installing and testing new computers and upgrades of third party "off-the-shelf" software programs. During the second quarter ending September 30, 1999, we hired an Information Systems ("IS") director to address all Year 2000 issues. To date there have been no material direct out-of-pocket costs. Maintenance or modification costs will be expensed as incurred, while the costs of new computers or software will be capitalized and amortized over the respective useful life.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to distribute products under the Lanier contract or to process transactions, develop products, send invoices or engage in similar normal business activities at our location or with vendors and suppliers. If we determine certain suppliers are not Year 2000 compliant, we may have to arrange for alternative sources of supply and the stockpiling of inventory in the fall of 1999 in preparation for the Year 2000. We currently have no plans to stockpile inventory. However, we cannot estimate at this time the cost or effect on our financial condition of any stockpiling of inventory should we later determine this step is necessary. We currently have no other contingency plans with respect to potential Year 2000 failures of our suppliers or customers and at the present time, after an initial evaluation, do not intend to develop one other than continuing to work with Eltech Electronics Technology, the contract manufacturer of our OEM products, to mitigate the Lanier product Year 2000 exposure. If the above failures would occur, depending upon their duration and severity, they could have a material adverse effect on our business, results of operations and financial condition.

The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to our efforts to address the Year 2000 concerns regarding our (a) operations, (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the "Year 2000 Information Readiness Act."

BUSINESS RISKS
This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

PART II.       OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 2. CHANGES IN SECURITIES

(a)  NONE
(b)  NONE
(c)  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27    Financial Data Schedule

(b) Reports on Form 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              e.DIGITAL CORPORATION AND SUBSIDIARY


Date:  November 12, 1999      By: /s/ RENEE WARDEN
                                  ---------------
                                  Renee Warden
                                  Controller
                                  (Principal Financial and Accounting
                                  Officer and duly authorized to sign on
                                  behalf of the Registrant)