Form 10QSB
period 1999-12-31
E DIGITAL CORP
filed 2000-01-31
CIK 886328

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     ---               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                        Commission File Number 0-20734

                             e.Digital Corporation
            (Exact name of registrant as specified in its charter)


                     Delaware                                33-0865123
                     --------                               ------------
         (State or other jurisdiction of                    (I.R.S. Empl.
          incorporation or organization)                     Ident. No.)

13114 Evening Creek Drive South, San Diego, California         92128
------------------------------------------------------         -----
     (Address of principal executive offices)                (Zip Code)

                                (858) 679-1504
                                --------------
             (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X    NO  ___
                                                              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $0.001                          124,529,739
------------------------------               ---------------------------------
          (Class)                            (Outstanding at January 26, 2000)

Transitional Small Business Disclosure Format (check one): YES ___  NO  X
                                                                        -

================================================================================
e.DIGITAL CORPORATION



                                     INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited):

             Consolidated Balance Sheets as of December 31, 1999 and
             March 31, 1999                                                    3

             Consolidated Statements of Operations for the three and nine
             months ended December 31, 1999 and 1998                           4

             Consolidated Statements of Cash Flows for the nine
             months ended December 31, 1999 and 1998                           5

             Notes to Interim Consolidated Financial Statements                6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                14
     Item 2. Changes in Securities                                            14
     Item 3. Defaults Upon Senior Securities                                  14
     Item 4. Submission of Matters to a Vote of Security Holders              14
     Item 5. Other Information                                                15
     Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                    16

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   December 31, 1999          March 31, 1999
                                                                                             $                      $
                                                                                   -----------------------------------------
ASSETS
Current
Cash and cash equivalents                                                                  2,271,659                 166,966
Accounts receivable, less allowance of doubtful
   accounts of $nil and $953, respectively                                                   201,405                  60,793
Amounts receivable on research and development contracts                                      32,725                  92,725
Inventory [note 5]                                                                           110,276                  46,907
Prepaid expenses and other                                                                    16,288                   8,961
                                                                                   -----------------------------------------
Total current assets                                                                       2,632,353                 376,352
                                                                                   -----------------------------------------
Property and equipment, net of accumulated depreciation of
   $241,562 and $213,342, respectively                                                       123,195                  72,675
Other intangible assets, net of accumulated amortization of
   $14,442 and $12,611, respectively                                                           9,967                  11,798
                                                                                   -----------------------------------------
    Total assets                                                                           2,765,515                 460,825
                                                                                   =========================================
LIABILITIES, PREFERRED STOCKHOLDERS' EQUITY
  AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable, trade                                                                      448,353                 597,953
Other accounts payable and accrued liabilities                                               600,557                 711,033
15% Promissory notes payable, net of unamortized discount of
   $nil and $82,499, respectively [note 6]                                                         -                 417,501
Current portion of term note payable                                                               -                  28,020
                                                                                   -----------------------------------------
Total current liabilities                                                                  1,048,910               1,754,507
                                                                                   -----------------------------------------
Term note payable                                                                                  -                  98,163
                                                                                   -----------------------------------------
    Total liabilities                                                                      1,048,910               1,852,670
                                                                                   -----------------------------------------
Preferred stockholders' equity [note 7]
Series A, convertible  voting preferred stock,  $0.001 par value,  redeemable at
   $10 plus accrued and unpaid dividends at 8% cumulative,
  100,000 shares authorized, 7,500 and 32,500 shares outstanding, respectively                     8                      33
Additional paid-in-capital                                                                    88,633                 364,172
                                                                                   -----------------------------------------
Total preferred stockholders' equity                                                          88,641                 364,205
                                                                                   -----------------------------------------
Common  stockholders'  equity  (deficiency)  [note 8] Common  stock,  $0.001 par value, authorized 200,000,000,
120,696,138 and 97,321,297 shares outstanding, respectively                                  120,696                  97,321
Additional paid-in capital                                                                40,898,727              35,126,914
Prepaid warrants                                                                                   -                 261,047
Contributed surplus                                                                        1,592,316               1,592,316
Accumulated deficit                                                                     (40,983,774)            (38,833,648)
                                                                                   -----------------------------------------
Total common stockholders' equity (deficiency)                                             1,627,965             (1,756,050)
                                                                                   -----------------------------------------
Total liabilities, preferred stockholders' equity and common
   stockholders' equity (deficiency)                                                       2,765,515                 460,825
                                                                                   =========================================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        For the three months ended    For the nine months ended
                                                                              December 31,                  December 31,
                                                                           1999          1998           1999            1998
                                                                            $              $             $               $
                                                                       ------------------------------------------------------------
Revenues:
   Products                                                                      31,696        80,323        171,973        154,218
   Services                                                                      87,000        76,910        134,611        258,456
                                                                       ------------------------------------------------------------
                                                                                118,696       157,233        306,584        412,674
                                                                       ------------------------------------------------------------

Cost of revenues:
   Products                                                                      10,708        56,819        109,932        127,132
   Services                                                                      33,297       166,782        118,434        433,874
                                                                       ------------------------------------------------------------
                                                                                 44,005       223,601        228,366        561,006
                                                                       ------------------------------------------------------------
Gross profit (loss)                                                              74,691       (66,368)        78,218       (148,332)
                                                                       ------------------------------------------------------------

Operating expenses:
   Selling and administrative                                                   413,302       196,710        876,744        561,242
   Research and related expenditures                                            350,869       141,079        897,245        433,568
                                                                       ------------------------------------------------------------
       Total operating expenses                                                 764,171       337,789      1,773,989        994,810
                                                                       ------------------------------------------------------------
Operating loss                                                                 (689,480)     (404,157)    (1,695,771)    (1,143,142)
                                                                       ------------------------------------------------------------

Other income (expense)
   Interest income                                                               42,241           519         68,658          6,026
   Interest expense                                                             (17,390)      (16,943)       (49,714)       (53,330)
   Non-cash interest                                                            (27,498)      (28,586)       (82,499)      (140,075)
   Other                                                                              -             -           (800)       (40,383)
                                                                       ------------------------------------------------------------
       Other income (expense)                                                    (2,647)      (45,010)       (64,355)      (227,762)
                                                                       ------------------------------------------------------------
Loss and comprehensive loss for the period                                     (692,127)     (449,167)    (1,760,126)    (1,370,904)
                                                                       ------------------------------------------------------------
Loss and comprehensive loss available to common stockholders' (note 4)         (717,768)     (467,819)    (2,393,331)    (1,423,900)
                                                                       ============================================================
Loss per common share - basic and diluted                                         (0.01)        (0.01)         (0.02)         (0.02)
                                                                       ============================================================
Weighted average common shares outstanding                                  115,661,809    65,213,902    113,567,624     61,456,038
                                                                       ============================================================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the nine months ended
                                                                                     December 31,
                                                                                 1999            1998
                                                                                   $               $
                                                                               --------------------------
OPERATING ACTIVITIES
Loss for the period                                                            (1,760,126)     (1,370,904)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                                 30,051          38,506
     Loss on disposal of property and equipment                                         -          11,233
     Professional services paid by issuance of common stock and warrants          132,829          30,000
     Non-cash interest expense                                                     82,499         140,075
Changes in assets and liabilities:
     Accounts receivable                                                         (140,612)        (39,940)
     Amounts receivable on research and development contracts                      60,000          33,078
     Inventory                                                                    (63,369)         93,179
     Prepaid expenses and other                                                    (7,327)         (2,049)
     Accounts payable, trade                                                     (149,600)        (32,624)
     Other accounts payable and accrued liabilities                              (110,475)        (17,345)
                                                                               ----------       ---------
Cash (used in) operating activities                                            (1,926,130)     (1,116,791)
                                                                               ----------       ---------
INVESTING ACTIVITIES
Purchase of property and equipment                                                (78,740)         (1,077)
Proceeds on disposal of property and equipment                                          -          12,109
                                                                               ----------       ---------
Cash (used in) provided by investing activities                                   (78,740)         11,032
                                                                               ----------       ---------
FINANCING ACTIVITIES
Repayments on term note payable                                                  (126,183)        (35,762)
Repayment on 15% promissory note                                                  (50,000)
Proceeds from sale of Series B preferred stock                                  2,750,000               -
Proceeds from exercise of warrants                                              1,355,698               -
Proceeds from exercise of stock options                                           180,048               -
Proceeds from convertible promissory notes                                              -         100,000
Proceeds from 15% promissory notes                                                      -       1,000,000
                                                                               ----------       ---------
Cash provided by financing activities                                           4,109,563       1,064,238
                                                                               ----------       ---------
Net increase in cash                                                            2,104,693         (41,521)

Cash and cash equivalents, beginning of period                                    166,966          62,370
                                                                               ----------       ---------
Cash and cash equivalents, end of period                                        2,271,659          20,849
                                                                               ==========       =========
Supplemental disclosures of cash information:
     Cash paid during the period for:
      Interest                                                                     49,714          53,329
Supplemental schedule of noncash investing  and financing activities:
   Professional services paid by issuance of common stock                         132,829              -
   Common stock issued on exercise of prepaid warrants                            261,047         450,542
   Conversion of secured notes payable to common stock                                  -          50,000
   Common stock issued on conversion of Series A preferred stock                  279,199          74,665
   Common stock issued on conversion of Series B preferred stock                2,564,572               -
   Warrants issued for services                                                   275,000          30,000
   Promissory note principal applied to warrant exercise                          450,000               -
   Deemed dividends on warrants                                                   390,000               -
   Deemed dividends on Series A and B preferred stock                              93,205          52,996

See notes to interim consolidated financial statements

                     E.DIGITAL CORPORATIONS AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1999


1. OPERATIONS

The Company is incorporated under the laws of Delaware and is engaged through its wholly-owned subsidiary in developing, manufacturing and marketing advanced electronic products.

2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary of the same name, based in San Diego, California.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last three fiscal years and for the nine month period ended December 31, 1999 and has an accumulated deficit of $40,983,774 at December 31, 1999. The Company's operational plan involves focusing on licensing and product development on a contract basis and for the Company's own account. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations, and if necessary, obtaining additional financing.

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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the nine month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000.

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

4. LOSS PER SHARE

The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company is not required to present a diluted earnings (loss) per share. Stock options, warrants, convertible notes payable, and convertible preferred stock exercisable into 9,835,833 shares of Common Stock were outstanding as at December 31, 1999. These securities were not included in the computation of diluted earnings (loss) per share because of the losses, but could potentially dilute earnings (loss) per share in future periods.

The loss available to common stockholders was increased during the nine months ended December 31, 1999 by an imputed deemed dividend of $390,000 based on the value of warrants issued in connection with 7% Series B Convertible Preferred Stock ("Series B stock") (see note 7). The loss available to common stockholders was also increased by a $150,000 deemed

                     E.DIGITAL CORPORATIONS AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1999


dividend computed from the discount provision included in the Series B stock. The deemed dividends are not contractual obligations on the part of the Company to pay such deemed dividends. The Series A Preferred stock ("Series A stock") provides for a dividend of 8% per annum and the Series B stock provides for a dividend of 7% per annum. The dividends for the period ended December 31, 1999 were $93,205, which also increases the loss available to common stockholders. The loss available to common stockholders' is computed as follows:

                                               Nine months ended December 31,
                                                   1999             1998
                                                   ----             ----
Loss and comprehensive loss                    $(1,760,126)     $(1,370,904)
Imputed deemed dividend on warrants
  issued with Series B stock                      (390,000)               -
Dividends on Series A and B stock                  (93,205)         (52,996)
Series B stock dividends computed based on
  imputed discount at issuance                    (150,000)               -
                                               -----------      -----------
Loss available to common stockholders          $(2,393.331)     $(1,423,900)
                                               ===========      ===========

5. INVENTORY

Inventory of raw material and finished goods is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventories consist of the following:


                       December 31, 1999     March 31, 1999
                       -----------------     --------------
     Raw material               $ 83,886            $46,907
     Finished goods               26,390                  -
                                --------            -------
                                $110,276            $46,907
                                ========            =======

6. PROMISSORY NOTES

The Company retired the balance of its 15% unsecured, subordinated, promissory during the quarter ended December 31, 1999.

7. PREFERRED STOCK

Series A
--------
The 7,500 shares of Series A stock outstanding at December 31, 1999 are convertible into shares of Common Stock computed for each preferred share by dividing $10.00 plus accrued and unpaid dividends at 8% per annum by $0.0875, subject to certain future adjustments. At December 31, 1999, the Series A stock was convertible into approximately one million shares of Common Stock. The Company is required to redeem the Series A stock at $10.00 per share plus accrued and unpaid dividends on September 1, 2000 and upon the occurrence of certain other events. Subsequent to December 31, 1999, 4,200 shares of Series A stock were converted into 568,594 common shares.

Series B
--------
On June 25, 1999 the Company issued 300 shares of convertible Series B stock for cash of $10,000 per share and gross proceeds of $3,000,000. During the quarter ended December 31, 1999, the 300 shares of Series B stock and accrued dividends of 7% was converted, in accordance with its terms, into 2,053,049 shares of Common Stock

In connection with the issuance of the Series B stock, the Company also issued to the purchaser warrants to purchase 195,000 shares of Common Stock at $2.40 per share until June 24, 2004. Subsequent to December 31, 1999 the warrants to purchase 195,000 shares of Common Stock were exercised (see Note 9).

In connection with the Series B stock financing, the Company incurred placement agent fees and legal and related costs of approximately $250,000 and issued a warrant to purchase 137,615 shares of Common Stock at $3.27 per share until June 24, 2004 as a placement agent fee. The value assigned to the 137,615 warrants issued as a placement fee was $275,000. Subsequent to December 31, 1999 the warrants to purchase 137,615 shares of Common Stock were exercised (see Note 9).

                     E.DIGITAL CORPORATIONS AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1999


8. COMMON STOCKHOLDERS' EQUITY (DEFICIENCY)

The following table summarizes common stockholders' equity transactions during the nine month period ended December 31, 1999:

                                                                Additional
                                                                 paid-in       Prepaid    Contributed    Accumulated
                                        Shares       Amount      capital       Warrants     Surplus        Deficit        Total
                                        ------       ------      -------       --------     -------        -------        -----
Balance, March 31, 1999               97,321,297  $    97,321  $35,126,914     $ 261,047   $1,592,316   $(38,833,648)  $(1,756,050)
Stock issued on exercise of
  prepaid warrants                     4,493,335        4,493      256,554      (261,047)           -              -             -
Stock issued on exercise of
 stock options                         2,043,944        2,044      178,004             -            -              -       180,048
Stock issued for services                 98,867           99      132,730             -            -              -       132,829
Stock issued on exercise of
 warrants                             10,610,712       10,611    1,795,087             -            -              -     1,805,698
Stock issued for exercise of
 cashless warrants                       828,476          828         (828)            -            -              -             -
Stock issued on conversion
 of 5,000 shares of Series A stock     3,246,458        3,247      275,952             -            -              -       279,199
Stock issued on conversion
 of 300 shares of Series B stock       2,053,049        2,053    2,562,519             -            -              -     2,564,572
Deemed dividend on 195,000
 warrants issued with Series B stock           -            -      390,000             -            -       (390,000)            -
Value assigned to 137,615
 warrants granted in connection
 with issuance of Series B stock               -            -      275,000             -            -              -       275,000
Dividends on Series A stock                    -            -      (13,633)            -            -              -       (13,633)
Dividends on Series B stock                    -            -      (79,572)            -            -              -      ( 79,572)
Net loss for the period                        -            -            -             -            -     (1,760,126)   (1,760,126)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999           120,696,138  $   120,696  $40,898,727             -   $1,592,316   $(40,983,774)  $(1,627,965)
==================================================================================================================================

9. WARRANTS AND OPTIONS

At December 31, 1999 warrants were outstanding/exercisable into the following listed shares.

                         Number of     Exercise Price
Description                 Shares     $                 Expiration Date
--------------------------------------------------------------------------------
Warrants                    20,570     0.25              February 2000
Warrants                    25,000     0.25              March 2000
Warrants                    27,500     0.25              March 2001
Warrants                   125,000     0.0875            October 2001
Warrants                 1,157,143     0.15              March 2002
Warrants                 1,900,000     0.10              June 2003
Warrants                   450,000     0.10              January 2004
Warrants                   195,000     2.40              June 2004
Warrants                   137,615     3.27              June 2004
--------------------------------------------------------------------------------
Total                    4,037,828
================================================================================

Subsequent to December 31, 1999 warrants to purchase 2,002,972 shares of Common Stock were exercised for cash proceeds of $1,128,492.

                     E.DIGITAL CORPORATIONS AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               December 31, 1999

The following table summarizes stock option activity for the period:

                                               Number of    Weighted Average
                                                 Shares      Exercise Price

          Outstanding at March 31, 1999        6,334,000            $0.1362
            Granted                              555,000            $1.4334
            Exercised                         (2,043,944)           $0.0881
            Expired                              (60,000)           $  3.65
            Canceled                                   -                  -
                                              ----------
          Outstanding at December 31, 1999     4,785,056            $0.1853
                                              ==========
          Exercisable at December 31, 1999     3,497,556            $ 0.164
                                              ==========

Options outstanding are exercisable at prices ranging from $0.0875 to $3.375 and expire over the period from 2000 to 2004 with an average life of 3.82 years. Subsequent to December 31, 1999 stock options to purchase 787,740 shares of Common Stock were exercised for cash proceeds of $270,665.

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

General

We provide innovative product designs and technologies for the rapidly growing market for electronic devices using portable storage media. We employ our patented MicroOS(TM) file management system as the intelligence targeted for portable digital voice, music, audio, image, video and data recording devices that interface with computers and the Internet. We anticipate that the majority of our future revenues will be from licenses, royalty fees, and private label agreements for products employing our MicroOS(TM) technology and from contract development services for, and sales to, OEMs of custom digital products.

The Company supports various emerging Digital Rights Management Systems ("DRMS") that support the Secure Digital Music Initiative ("SDMI"). The SDMI is a collection of companies within various industries congregating to develop and establish baseline rules to allow access to download digital audio files from the Internet. We have signed a non-exclusive license agreement to support Liquid Audio Inc.'s SP3 DRMS and a non-exclusive agreement to integrate RioPort's secure digital audio platform with the Company's Internet music player design and intend to support other emerging DRMS developers. We are also in discussions with other popular DRMS suppliers. We also support various memory devices including CompactFlash and others.

In January 2000, we announced our plans to be compatible with the new, Secure Digital (SD) Memory Card technology and IBM's new tiny removable Microdrive technology. We are also extending a wide range of activities with key participants in the Internet music industry. We can not guarantee that we will support additional DRMS or that additional OEM's will use our technology or our Internet music player reference designs.

During the third quarter we supplied third-generation digital music player prototypes to Lucent Technologies and other OEM's interested in using our Internet music player reference designs. During the third quarter, we also completed the work to port Lucent's Enhanced Perceptual Audio Coder ("EPAC") compression technology to a new Texas Instrument Digital Signal Processor ("DSP"). We are actively seeking to develop additional licensing, private label, and OEM opportunities, to penetrate the digital recording and playback market.

We commenced initial shipments in late June 1999 against production orders from our first major OEM customer, Lanier Worldwide, Inc. Since the commencement of these initial shipments through the quarter ended December 31, 1999 we were in production startup with our contract manufacturer. We had anticipated a significant increase in production by the end of the third fiscal quarter (ending December 31, 1999). However due to technical startup issues by our contract manufacturer and a worldwide short term shortage of flash memory, the timing of increased shipments has been delayed. Although there can be no assurance, we expect that our contact manufacturer can accelerate production and that this delay will not materially impact total shipments for the fiscal year. Anticipated shipments are subject to change due to a variety of factors, many outside our control. Our customers may modify or cancel orders and delay or change schedules. Shipments may also be delayed due to production delays, component shortages and other production related issues.

We are also working on other OEM development projects. We recognize revenues from these projects as the related services are performed.

We have incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $2.6 million in fiscal 1998 (including an inventory write-off of $1.3 million) and $1.8 million in fiscal 1999. Our current level of monthly cash operating costs is approximately $185,000 per month compared to $120,000 per month for December 1998, with the growth attributed to increased expenditures in the development of our digital music technology and the addition of research and development personnel. Moreover, we may increase expenditure levels in future periods to support our digital music business and to support OEM customers. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty and development revenues sufficient to cover our fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. There is no assurance that we can or will report operating profits in the future.

We are focused on OEM licensing with respect to our MicroOS(TM) file management system and contract development of private label and custom-designed products for digital music applications, dictation systems, and computer peripherals and telecommunication equipment. Revenue from licensing, royalties and development services, and product supply arrangements are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts and product orders may be delayed or terminated by customers and are subject to a number of factors beyond the Company's control. The termination of the OEM agreements or the lack of market success of the OEM products could have a material adverse effect on our operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for our OEM products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand for our technology can also shift quickly. We may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources. Our business depends on emerging markets and new technology and products for which the prospects are uncertain.

Results of Operations

For the first nine months of fiscal 2000, we reported revenues of $306,584, a 25% decrease from revenues of $412,674 for the first nine months of fiscal 1999. Product sales increased in the current period due to OEM shipments while service revenues decreased primarily due to a decline in OEM development services revenues. Three customers accounted for 95% of fiscal 1999's first nine months of revenues and three customers accounted for total revenue in the first nine months of fiscal 2000. The loss of a customer could have a material adverse impact on our results of operations.

Revenue for the first nine months of fiscal 2000 included product revenue of $171,973 compared to $154,218 for the prior year's first nine months. The increase is due from our OEM product shipments to Lanier. Product revenue generated a gross profit for the nine months ended December 31, 1999 of $62,041 compared to a gross profit of $27,086 for the first nine months of fiscal 1999. Product sales for the three months ended December 31, 1999 decreased to $31,696 as compared to $80,323 for the comparable period of the prior year.

Service revenues for the first nine months of fiscal 2000 were $134,611 compared to $258,456 for the comparable period of the prior year. Prior years service revenue of $258,456 was generated by the Company as a result of being in the final stage of the Lanier agreement which accounted for substantially all development revenues in the prior period. For the nine months ended December 31, 1999 service revenues included $41,905 and $50,000 recognized under our Intel and Lucent development agreements, respectively. The timing and amount of service revenues is dependent upon limited number of projects. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption and enhance our revenues.

For the nine months ended December 31, 1999, we reported a gross profit of $78,218 compared to a gross loss of $148,332 for the first nine months of fiscal 1999. Cost of sales for the nine months ended December 31, 1999 consisted of $109,932 of product costs and $118,434 of contract services consisting mostly of research and development labor being funded in part by OEM development agreements. Cost of sales for the three months ended December 31, 1999 and 1998 were $44,005 and $223,601, respectively. Although we do not anticipate any significant future contract losses, we can not guarantee that we can attain positive gross margins in the future or with future customers. At the present time warranty reserves are not material and we do not anticipate significant warranty costs in future periods. Our contract supply agreement provides a twelve month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the nine months ended December 31, 1999, were $1,773,989, as compared to $994,810 for the nine months ended December 31, 1998. Selling and administrative costs aggregated $876,744 in the first nine months of fiscal 2000 compared to $561,242 in the prior period. The $315,502 increase in selling and administrative costs resulted primarily from an increase in legal expenses and related costs of $68,503; an increase in annual meeting related costs of $86,040 due to a significant increase in the number of shareholders; and an increase in personnel expenditures and associated costs of $218,997 offset by the inclusion of a $55,000 non-recurring equity transaction fee in the prior year's first quarter. Selling and administrative costs for the three months ended December 31, 1999 were $413,302 compared to $196,710 for the third quarter of the prior year. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to increased personnel costs. We hired a business development executive in October 1999 to support an increase in prospective customers.

Research and related expenditures for the nine months ended December 31, 1999 were $897,245, as compared to $433,568, for the nine months ended December 31, 1998. The $463,677 increase in research and development costs resulted primarily from an increase in consulting and engineering services of $35,806; an increase in preproduction and other related costs of $95,638; and an increase in engineering personnel and related costs of $283,821 resulting from a greater percentage of in-house development compared to contract services. Research and development for the three months ended December 31, 1999 and 1998 were $350,869 and $141,079, respectively. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,695,771 for the nine months ended December 31, 1999, as compared to operating loss of $1,143,142 for the nine months ended December 31, 1998. The operating loss for the third quarter of fiscal 2000 was $689,480 compared to $404,157 in the third quarter of the prior year. The increase resulted primarily due to increased operating costs. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is substantial uncertainty about future operating results and the results for the first nine months are not necessarily indicative of operating results for future periods or the fiscal year.

Our cash interest expense for the nine months ended December 31, 1999 was $49,714 comparable to $53,330 for the prior period.

We reported a loss for the first nine months of the current fiscal year of $1,760,126 compared to a loss of $1,370,904 for the prior year's first nine months.

The loss available to common stockholders for the nine months ended December 31, 1999 of $2,393,331, includes $390,000 of imputed dividends on the issuance of warrants with the Series B stock, $79,572 of dividends and $150,000 related to an imputed discount at issuance of the Series B stock.

Liquidity and Capital Resources

At December 31, 1999, we had working capital of $1,583,443 compared to a working capital deficit of $1,378,155 at March 31, 1999. We had $110,276 of working capital invested in inventories at December 31, 1999. In June 1999, we completed the sale of $3,000,000 of Series B stock. The proceeds are being applied for continued operating capital.

For the nine months ended December 31, 1999, net cash increased by $2,104,693. Cash used in operating activities was $1,926,131. Major components using cash were a loss of $1,760,126 reduced by $30,051 of aggregate depreciation and amortization, $132,829 for services paid by issuance of Common Stock and $82,499 of non-cash interest, or a use of cash of $1,514,747. The major change in assets and liabilities providing cash from operating activities was a reduction in amount receivable on research and development contracts of $60,000. The major changes in assets and liabilities using operating cash was an increase in accounts receivable of $140,612, a reduction in accounts payable, trade of $149,600 and a reduction in other accounts payable and accrued liabilities of $110,476 and an increase in inventory of $63,369.

At December 31, 1999, we had cash on hand of approximately $2.2 million. Subsequent to December 31, 1999, we obtained $1,399,157 in cash from the exercise of options and warrants. Other than these cash resources and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position assuming (a) continuation of existing OEM arrangements, (b) currently planned expenditures and level of operation, (c) product sales against existing orders; we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of OEM shipments, orders and reorders are subject to many factors and risks, many outside our control.

Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. We can not guarantee that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from shareholders or other debt financing or equity offerings.

We may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. We estimate that we will require additional capital to finance future developments and improvements to our technology. We can not guarantee that additional capital will be available when needed. Any future financings may be dilutive to existing shareholders.

Future Commitments and Financial Resources

We have recorded an obligation with a prior vendor providing for future payments of approximately $515,000 from time to time based upon percentages of future equity raised.

We have only recently commenced production of OEM products. We believe our third party contract manufacturing arrangement minimizes the working capital funds required for the production of OEM orders. We are subject to the risk that should this arrangement be modified or not produce the desired results, that we would be required to supply substantial working capital for the production of OEM orders. We rely on a third party manufacturer for production of our products and are therefore subject to the substantial risks associated with using a sole supplier.

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

Year 2000 Readiness Disclosure

We are aware of the issues associated with the programming code in existing computer systems. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. To date, we have not experienced any Year 2000 problems in our computer systems or operations. However, other companies, including us, could experience latent Year 2000 problems.

We have identified the following areas, which could be impacted by the Year 2000 issue. They are: Company designed and produced products; internally used systems and software; products or services provided by key third parties; and the inability of OEM customers and prospective customers to process business transactions relating to revenue and product sales.

While we are not currently aware of any internal or external Year 2000 failures impacting our operations, we continue to monitor the compliance of our major customers, suppliers and vendors. We believe that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties have adequately assessed and addressed their Year 2000 compliance issues. We have tested our OEM products being produced and believe they are Year 2000 compliant. Our manufacturing supplier has assured us in writing that it has no material Year 2000 issues and we continue to monitor their operations. However, production is dependent upon outside part and component suppliers and we can not guarantee that supply of critical components would not impede production of products pursuant to OEM orders. Failures of component suppliers to the factory or failure at the factory would have a material adverse effect on our operations.

As a consequence, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition. We will continue to monitor internal systems and external parties to ensure that possible Year 2000 interruptions are identified and resolved.

Total costs relating to the our compliance efforts, based on management's best estimates have ranged from $10,000 to $20,000 consisting primarily of obtaining, installing and testing new computers and upgrades of third party "off-the-shelf" software programs. During the third quarter ending December 31, 1999, we hired an Information Systems ("IS") director to address Year 2000 issues and monitor latent Year 2000 issues.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to distribute OEM products or to process transactions, develop products, send invoices or engage in similar normal business activities at our location or with vendors and suppliers. We currently have no other contingency plans with respect to potential Year 2000 failures of our suppliers or customers. If the above failures occur, depending upon their duration and severity, they could have a material adverse effect on our business, results of operations and financial condition.

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

(a)  NONE
(b)  NONE
(c)  NONE

Item 3.   Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's fiscal 2000 Annual Meeting of Stockholders held on November 3, 1999 the following individuals, constituting all of the members of the Board of Directors were elected: Alfred H. Falk, Robert Putnam, Walter "Skip" Matthews and Allen Cocumelli.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:

     1. Election of Directors:

                               Affirmative Votes  Negative Votes  Votes Withheld
                               -----------------  --------------  --------------
     Alfred H. Falk               103,866,137              -0-         278,463
     Robert Putnam                101,809,597              -0-       2,335,003
     Walter "Skip" Matthews       103,866,375              -0-         278,225
     Allen Cocumelli              103,866,215              -0-         278,385

     2. Authorization to ratify the appointment of Ernst & Young as independent accountants for the Company for fiscal year ending March 31, 2000.

          Affirmative Votes    Negative Votes      Votes Withheld
          -----------------    --------------      --------------
               103,406,183        141,325              597,092

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
          27   Financial Data Schedule

(b) Reports on Form 8-K

NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  e.DIGITAL CORPORATION AND SUBSIDIARY


Date:  January 31, 2000        By:        /s/ RENEE WARDEN
                                          ----------------
                                          Renee Warden
                                          Controller
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign
                                          on behalf of the Registrant)