Form 10KSB40
period 2000-03-31
E DIGITAL CORP
filed 2000-06-27
CIK 886328

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                                ---
State issuer's revenues for its most recent fiscal year. $489,962

The aggregate market value of the issuers Common Stock held by non-affiliates of the registrant on June 16, 2000 was approximately $702,327,825 based on the average of the closing bid and ask price of $5.5625 as reported on the NASD's OTC electronic Bulletin Board system.

As of June 16, 2000 there were 126,261,182 shares of e.Digital Corporation Common Stock, par value $.001, outstanding and 1,900 shares of Series A Preferred Stock, par value $0.001 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

================================================================================

                               TABLE OF CONTENTS

                                                                                               Page
                                     PART I

ITEM 1.      Description of Business                                                               2
ITEM 2.      Description of Property                                                              13
ITEM 3.      Legal Proceedings                                                                    13
ITEM 4.      Submission of Matters to a Vote of Security Holders                                  13

                                    PART II

ITEM 5.      Market for Common Equity and Related Stockholder Matters                              14
ITEM 6.      Management's Discussion and Analysis or Plan of Operation                             14
ITEM 7.      Financial Statements                                                                  22
ITEM 8.      Changes In and Disagreement With Accountants on Accounting and Financial Disclosure   22

                                    PART III

ITEM 9.       Directors, Executive Officers, Promoters and Control Persons,
              Compliance With Section 16(a) of the Exchange Act                                   22
ITEM 10.      Executive Compensation                                                              23
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management                      25
ITEM 12.      Certain Relationships and Related Transactions                                      25
ITEM 13.      Exhibits and Reports on Form 8-K                                                    26

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

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

General Overview
We offer an engineering partnership for leading electronics companies to create portable digital devices that can link to PCs and the Internet. We market to OEMs (Original Equipment Manufacturers) complete end-to-end solutions for delivery and management of open and secure digital media with a focus on music players/recorders and portable digital voice recorders. Services offered by us range from the licensing of our patented MicroOS(TM) file management system to custom software and hardware development, industrial design and manufacturing services, often incorporating the OEM's unique or proprietary features and/or technology. We focus our marketing efforts on OEMs in a range of digital processing markets including dictation equipment, digital music, consumer electronics, digital image and video and other portable product markets. Our revenue will result from a combination of fees from licensing, engineering services,manufacturing services, warranty services, industrial design services, and unit royalty payments.

Company
Our parent holding company, e.Digital Corporation, is a Delaware corporation ("e.Digital" or the "Company"). Our operations are conducted through a wholly owned California subsidiary, also named e.Digital Corporation ("Subsidiary"). e.Digital was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 we changed our domicile to the Yukon Territory, Canada. On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware. On January 13, 1999, our shareholders approved a name change from Norris Communications, Inc. to e.Digital Corporation. The address of our principal executive office is 13114 Evening Creek Drive South, San Diego, California 92128 and our telephone number is (858) 679-1504. Our primary operating facilities are located at that address. Our Internet site is located at www.edig.com.

Recent Developments
We recently commenced delivery of digital dictation products that we developed under contract for Lanier Worldwide, Inc. ("Lanier"). Shipments of the products, known as "Cquence Mobile," are pursuant to our agreement with Lanier signed in 1997, and which expires at the end of December 2001. On April 27, 2000, Lanier announced that it intends to sell its voice processing (dictation) business which, we are informed, would include the Cquence Mobile line. Details of the transaction, including the identity of the potential buyer or buyers and the time frame for the transaction, are not known at this time. We do not know the impact, if any, that any such transaction, if consummated, would have on future orders under the Lanier agreement.

We recently developed a reference design for a portable, Internet music player. In January 2000, we licensed our design and technology to Maycom Company, Ltd. ("Maycom"), a turnkey manufacturer of digital audio and radio communication products. Maycom has announced its intentions to incorporate our technology into a portable, Internet music player scheduled to be introduced to the consumer market in summer 2000. In addition, Maycom has incorporated our technology into a portable Internet music player design being marketed to third party OEM customers and/or licensees by both Maycom and our marketing personnel. It is anticipated that any such OEM products would be manufactured by Maycom.

In October 1999, we completed a purchase order from Lucent Technologies ("Lucent") to port Lucent's EPAC audio compression technology to a new Texas Instrument digital signal processor ("DSP") chip.

We recently entered into a license agreement with InterTrust Technologies, the MetaTrust Utility(TM), allowing us to incorporate their digital rights management ("DRM") platform for embedded systems into our portable Internet music player designs. We have also licensed IBM's DRM technology known as EMMS(TM), and Microsoft's WMA(TM) (Windows Media Audio) which includes DRM capabilities for optional inclusion in our portable Internet music player designs. DRM technologies protect and manage rights and interests in digital information.

We have entered into an agreement with RioPort, Inc. to integrate RioPort's secure digital audio platform with our Internet music player designs. RioPort will provide compatibility to our designs through its RioPort Audio Manager software and other related software tools including the RioPort Media Device Manager API (R)MDM, allowing consumers to easily transport digital audio content from the Internet directly to portable devices that use our design.

We are also developing portable solutions for the emerging mobile enterprise industry that is implementing voice and voice processing in corporate-wide environments involving mobile, wireless, and/or desktop technology.

Industry Background
We design products employing portable storage media with the major categories being digital recorders and related mobile devices and the rapidly emerging Internet music market.

Portable Storage Market
-----------------------
Our MicroOS(TM) technology serves as the intelligence for portable storage media such as, Flash memory and IBM's Microdrive technology. The traditional data storage market includes dynamic random access memory ("DRAM") as the main system memory, static random access memory ("SRAM") as specialized and high speed memory, hard disk drives for high capacity data storage and floppy disk drives for low capacity removable data storage.

In recent years, digital processing has expanded beyond the boundaries of desktop computer systems to include an array of electronic systems. These new devices include hand-held data collection terminals, medical monitors, mobile communication systems, highly portable computers, digital cameras, cellular telephones, wireless base stations, network computers, digital audio and music recorders and other electronic systems. These emerging applications have storage requirements that are not well addressed by traditional storage solutions. Important requirements include small form factor, high reliability, low power consumption and the capability to withstand high levels of shock and vibration and extreme temperature fluctuations. In the late 1980s, a new memory technology, known as Flash memory, was developed for these applications.

Flash memory-based products are solid-state devices. They are non-volatile, meaning that no ongoing source of power is required in order for the products to retain data indefinitely. Flash is noiseless, considerably lighter, more rugged and consumes less power than older disk drive technology. A variety of form factors have been developed using Flash memory including PC cards, CompactFlash(TM) cards, Secure Digital(TM) Memory Cards, miniature cards, Memory Sticks(TM), multimedia cards, smart media cards and others. Flash products are produced by a large number of firms including Intel Corp., SanDisk Corporation, AMD, Sony, M-Systems, Samsung, TDK, Toshiba and others. Industry estimates indicate Flash card revenues amounted to $474 million in 1999 and the market is projected to increase at a compound annual growth rate of more than 43 per cent through 2003 according to International Data Corp. Late 1999 shortages of flash cards are being addressed or have been addressed by major manufacturers opening additional Flash memory factories and/or increasing production capacities at existing manufacturing facilities.

A newer technology consistent with the very popular CompactFlash form factor is IBM's new Microdrive technology designed to provide higher storage capacity for portable devices. Microdrives are high capacity miniature one-inch hard disk drives. IBM announced the availability of 340 MB Microdrives in early 2000.

We believe these portable storage formats are complicated to use and generally require a sophisticated file system. A file system is a software driver which is used to make portable memory components more closely emulate a disk drive and allow an understood mechanism for rapidly storing and retrieving data with the minimal overhead allowed in a portable device.

Our current product applications have focused on CompactFlash cards. CompactFlash is available in capacities ranging from two megabytes to 192 megabytes in Type I format, and up to 1 Gigabyte in Type II format. Our technology also supports SanDisk's multimedia card format and Secure Digital memory card format (created by SanDisk, Toshiba, and Matsushita, best known by its Panasonic brand name), the IBM Microdrive format, Intel Miniature Card format and others, thereby offering customers design flexibility and choices among portable storage memory. Intel, SanDisk and other large manufacturers are aggressively promoting high volume use of portable storage media in a variety of new product concepts.

As a developer of advanced electronic products and technologies employing portable storage media, the Company's success is in part dependent upon the continued growth and use of various forms of portable storage media. New product applications are also premised, in part, on continued reductions in the per-megabyte cost of such memory.

Digital Recording, Related Mobile Devices and Mobile Enterprise Markets
-----------------------------------------------------------------------
The consumer electronics market is undergoing a major technology convergence in ever smaller products which combine multiple functions. Palm-type computers are tiny PCs that allow users to access their e-mail from remote locations. Cellular phones are incorporating PC features and pagers are combining with cellular phones and voice-mail systems. Consumer electronic manufacturers are integrating functions and devices at an extremely fast pace, and technology consumers are eager to take advantage of "convergence" products.

The older analog dictation products market is evolving to fully digital dictation systems interfacing with computers and the text-to-voice and emerging voice-to-text technology markets. The mobile enterprise industry is focused on integrating voice and voice processing into mobile devices and corporate enterprise solution software. We believe these movements will impact all types of portable and mobile products and technologies.

The Internet is impacting business and technology in unparalleled ways. Voice and text mail is burgeoning. Music, data and audio can be downloaded through the Internet to the personal computer creating a market for portable devices that can interface digitally. Portable storage media prices are dropping, improving the outlook for portable devices that employ such memory. These moves, along with lower voltage storage media and improved battery technology, are expected to expand the market for portable and mobile devices.

The worldwide electronics industry is quickly evolving to provide more electronic content to consumer items, including portable devices. The fast-paced electronics industry presents challenges for developers of electronic products, where time-to-market, cost, performance, quality, reliability, size and the need for product diversity become the focus in a volatile industry.

The Voice Technology Initiative for Mobile Enterprise Solutions (VoiceTIMES) initiative, formed in April 1999, plans to establish standards for mobile speech technology incorporate environments. Its membership is engaged in targeted research studies to identify enterprise solutions where mobile devices can change the way companies do business by providing plug and play compatible mobile devices. The initial areas of research include the medical industry, law enforcement, insurance, services, field sales and ERP systems. We believe, as an inaugural member of VoiceTIMES, that we will benefit from this research which will provide a range of marketing and sales opportunities. We are focusing research and development activities towards these product markets.

Digital Music and the Internet
------------------------------
Music is one of the most popular forms of entertainment in the world. According to the Recording Industry Association of America, or RIAA, worldwide sales of recorded music were nearly $40 billion in 1999, with the U.S. recording industry accounting for one-third of that world market. Five major global record companies--BMG Entertainment, EMI Music, Sony Corporation, Universal Music Group and Warner Communications Inc.--and their numerous affiliated labels account for more than 80% of all recorded music sales worldwide. The recorded music industry has operated under the same basic business model for many years. Typically, record companies sign artists to exclusive contracts under which the record companies develop and promote their music. The companies then sell this recorded music through wholesale and retail distribution channels to consumers. In addition, there are millions of amateur musicians who do not have access to distribution through traditional channels.

The Internet presents a significant opportunity for the rapid and cost-effective distribution, promotion and sale of recorded music. Music is one of the most popular topics on the Internet as reflected by the increasing number of music-related web sites and the growth of online sales of compact discs. To date, online recorded music sales have occurred primarily through the purchase of compact discs through online retailers. The popularity of online buying is forcing traditional music retailers to sell recorded music using the Internet, either through their own web sites, Internet portals and other sites or in the future through in-store kiosks.

In recent years, consumers have increasingly used their computers to play music. Music consumers increasingly want to hear recorded music in real time on their computers and/or store these recordings for later playback on portable devices as well as computers. One drawback is that music files can be very large. For example, a three minute song can occupy more than thirty megabytes of storage. Storing and transferring audio files can be expensive and slow. To address this problem a number of compression formats have been developed and consumers are employing faster Internet connections. Many consumers have upgraded from a 28.8 Kbps or 56 Kbps modem to a cable, xDSL or ISDN modem. According to In-Stat, there will be 12 million DSL subscribers in North America by 2003, and ComputerWorld Magazine reported an expected AGR of 95.5% in the number of cable modem users in North America through 2002.

Advances in digital compression technologies now allow the transmission of near-compact disc quality audio over the Internet. Several compression formats are currently used, including Lucent's EPAC (Enhanced Perceptual Audio Coder), Dolby Laboratories AAC, Microsoft's Windows Media 4.0 (WMA) format, Sony's ATRAC3 format and MP3 (an open digitally encoded audio standard arising from the Motion Picture Experts Group). To date, recorded music sales delivered through digital transmission have been minimal, but by 2004, 25 per cent of all music sold online will be downloaded, earning music companies $1 billion, according to Forrester Research.

As downloading music from the Internet has become increasingly popular--more than 13 million Americans have experimented with downloading music files, according to estimates and polls by the Pew Internet Project, which conducts research on the Internet's effect on society--music content copyright owners, including the major record companies, have expressed concerns about unauthorized copying or "pirating" of copyrighted sound recordings. For example, many compression technologies, including the basic MP3 format, lack copyright protection. This can result in the unauthorized downloading and replication of digital music. The major recording industry association, RIAA, formed a committee, the Secure Digital Music Initiative (SDMI), that has issued specifications for the secure digital distribution and use of recorded music. SDMI compliant devices are expected to be available on the consumer market in the summer of 2000 and will limit the transmission and playback of "pirated" music.

The e-commerce market for downloadable recorded music is just emerging and there is limited availability of digital music by major artists on the Internet. The major record companies to date have engaged in limited efforts to sell recorded music through digital transmission, but all five have announced general plans to make their music available for downloading in the summer of 2000. The explosive growth of the Internet, emergence of compression technologies, copy protection systems and the SDMI standard setting process is causing rapid changes in the music industry. Recently there have been rapid developments in the digital music field with a large number of announcements by artists, global record companies, compression and security firms, consumer product companies and others announcing various alliances and ventures to provide secure music content over the Internet. We believe these industry forces will drive demand for portable devices capable of playing music files encoded in varying compression and security formats.

Our Strategy

We were an early developer of state-of-the-art, handheld products designed to store audio, video, images, and/or text on removable Flash memory and link to the PC and the Internet. We offer our OEM customers and licensees services ranging from the licensing of our patented MicroOS(TM) file management system to custom software and hardware development, Printed Circuit Board (PCB) layout, industrial design and manufacturing. Our custom product development utilizing MicroOS(TM) helps shorten time to market for a variety of portable, digital products. We are currently focusing development, sales, marketing, and support efforts chiefly on digital voice recorders for professional dictation use, and portable Internet music players for the general consumer audience.

We believe we were selected by Lanier, Intel, Lucent and Maycom for state-of-the-art projects due to the combination of our technology and our experience in implementing solutions. For simple memory interfaces many OEMs may develop simple file management code; however, for more complex memory management requirements we believe we offer a superior solution. As portable devices become more robust and provide multiple functions and as we add features such as Digital Rights Management Systems (DRM's) and (R)MDM to our designs, we believe there will be expanded market opportunities for our file management system and custom product development services. Our objective is to have MicroOS(TM) become a leading file management system in a growing market for portable digital devices.

We have experience in adapting MicroOS(TM) to leverage the strengths of various DSPs and ARM-based processors. DSP chips are a key electronic component employed in portable digital devices to manipulate digitized signals. We are also experienced in adapting compression algorithms to DSP's. This experience and our abilities position us to provide hardware and software solutions to developers of portable digital devices. Within the last twelve months, we have hired experienced DSP engineers to support OEM customers and perform further research and development in this area.

Our strategy in the Internet music field is to create, maintain, offer, and integrate flexible, full-featured portable Internet music player designs for OEM customers and other licensees. Our designs are capable of playing music files encoded in a number of different music compression formats, and can support a number of different DRM's. The exterior appearance, button layout, and feature set in these designs are customizable according to OEM customers' needs. We believe our flexibility is important as the Internet music industry faces choices of competing music compression formats and DRM's.

We have entered into licensing or compatibility agreements with Lucent, RioPort, Liquid Audio, IBM, InterTrust, Sony, Microsoft, and QDesign in our strategy to offer OEM customers flexible solutions in the nascent Internet music player market. We plan to further leverage opportunities in this market with technology providers, OEM's and content providers in the music industry.

Our strategy is to build upon our proprietary technology to develop long-term strategic relationships with key manufacturers in various industries. We believe we have the expertise and experience to offer a turnkey solution to major OEMs seeking to implement portable digital sound processing. We offer a total solution from product design through development and manufacturing. We actively seek licensing, private label, and OEM opportunities in the digital sound processing market. Our efforts include:

     1. Expanding our business by developing custom products for OEM customers - We seek to expand our business through sales and marketing targeted at obtaining additional product development opportunities with existing customers and new OEM customers.

     2. Developing brand name recognition with OEM customers - We have limited brand name recognition but seek to position the e.Digital name in the portable digital sound processing field. This strategy is being pursued through participation in industry alliances, trade show participation, professional articles and attaching our name along with OEM products to the extent possible.

     3. Expanding the technology base through continued enhancements of the MicroOS(TM) technology and new inventions - We develop in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more OEMs. Our engineering team continues to enhance and update the MicroOS(TM) software and related technology. We also devote resources to expanding the technology to new applications. In addition to improved music and voice processing, we believe our technology may have applications in a wide range of products including voice pagers, answering machines, cellular phones, computers and for the storage of still images and motion pictures.

     4. Leverage strategic and industry relationships - We have established important strategic or industry relationships with a number of industry participants including Lucent, Intel, IBM, SanDisk, Texas Instruments, Microsoft, Sony, Liquid Audio and other music oriented companies. We seek to leverage these relationships to achieve the strategies outlined above by expanding our business and solidifying our position as a technology leader in the field of voice, music and data processing.

Accomplishments to Date
We innovated the use of Flash memory in a handheld digital voice recording device, using removable digital recording media in a handheld device, interfacing a portable digital voice recorder with a personal computer and the Internet and employing CompactFlash in the recording and playback of near-compact disc (CD) quality music in a portable device. It is our opinion that these innovations position us as a leader in providing digital recording and digital music solutions to consumers. We also believe the following accomplishments have aided our industry positioning:

     . We began shipments of a highly advanced mobile digital recorder and docking station to OEM customer Lanier.
     . We have licensed a portable Internet music player design to Maycom Co. Ltd., and they are progressing with plans to release the product to the consumer market in summer 2000 under their "Merit" brand name.
     . We have produced a secure digital music player in cooperation with Maycom and both parties are now demonstrating the technology to prospective name brand OEM customers who may put out product(s) under their own brand names
     . We have established strategic or industry relationships with major companies in the digital music and portable device market.
     . We were selected by IBM to be an inaugural member of the VoiceTIMES alliance to develop standards for voice technologies and handheld mobile devices.
     . We developed one of the first portable product designs to incorporate IBM's new Microdrive 340MB media cartridge.
     . We became official members of SDMI after participating for many months in their meetings as a technical partner to Lucent Technologies.
     . We have been granted U.S. patents on our core technology, the MicroOS(TM) file management system.

Strategic and Industry Relationships
We have established strategic and industry relationships primarily in the fields of digital music and advanced digital recorders.

Digital Music Relationships - We plan to continue to develop and build strategic
---------------------------
relationships with key third parties in the digital music field that are engaged in the compression, component, copy protection and product development segments of digital music distribution. We believe these relationships enhance our ability to participate in this explosive new field of business.

     Lucent Technologies Inc. - Lucent contracted us to serve as the DSP
     ------------------------
     engineering specialist to port (configure software to operate on a new processor) EPAC software to a new class of Texas Instruments DSPs. In addition, we collaborated with Lucent to develop a music player prototype that features Lucent's EPAC audio compression technology and our MicroOS(TM) file management system.

     Maycom - As one of our first customers for our portable Internet music
     ------
     player design featuring EPAC music compression format, along with available support for other audio codecs Maycom will incorporate our reference design into their third-generation music player. Maycom is a turnkey manufacturer of digital audio and radio communication products.

     Texas Instruments - Our current music player designs use a new class of
     -----------------
     Digital Signal Processor manufactured by Texas Instruments. We served as the DSP engineering specialist to port (configure software to operate on a new processor) Lucent's EPAC software to a new class of Texas Instruments DSPs. Texas Instruments is a global semiconductor company and a leading designer and supplier of DSP solutions. We are currently working together on business opportunities where their DSP's and our technology can be combined.

     SanDisk Corporation - We worked with SanDisk to incorporate their
     -------------------
     CompactFlash into our voice recorder and music player designs. We have also worked with them to incorporate their new Secure Digital Card, or SD Card, into our product designs. SanDisk specializes in designing, manufacturing and marketing Flash memory data storage products. SanDisk developed the SD Card with Toshiba and Matsushita, best known by their Panasonic brand name in America, and the three companies introduced the new media in January 2000.

     Sony Corporation - We have licensed Sony's ATRAC3 proprietary audio
     ----------------
     compression format for inclusion in our portable Internet music player designs.

     RioPort - We are collaborating with RioPort to integrate their secure
     -------
     digital audio platform with our Internet music player design which will provide portable hardware manufacturers with a secure, licensable solution for seamless delivery of digital audio content to consumers. RioPort, Inc. is redefining digital audio by delivering an integrated, secure platform for acquiring, managing and experiencing music and spoken audio programming from the Internet.

     Liquid Audio - We have licensed Liquid Audio's Secure Portable Player
     ------------
     Platform (SP3) for inclusion in our portable Internet music player designs. SP3 is a comprehensive software solution for building interoperable, secure, portable music devices. Users of the design will also be able to take advantage of Liquid Audio's Liquid Player software to manage their downloaded music collections, prepare play lists and transfer music to CD-ROM.

     Lydstrom - Our portable Internet music player design will include
     --------
     compatibility with Lydstrom, Inc.'s SongBank MZ3-5000. The SongBank is a 5,000 song capacity, home entertainment system capable of connecting to the Internet. Users will be able to exchange songs between the two devices with no loss of sound quality.

     IBM - We are working with IBM to incorporate their EMMS ("Electronic Music
     ---
     Management System"), for use in our portable Internet music player design. The EMMS solution provides for secure distribution and piracy protection for downloadable music content. IBM is the world's largest information technology company and is helping media and entertainment companies worldwide take advantage of the business opportunities made possible by digital technology. We have also incorporated compatibility in our portable product designs with IBM's Microdrive 340MB removable media cartridge.

     InterTrust - We have licensed InterTrust's Rights/PD(TM) software, DRM
     ----------
     platform for embedded systems. This technology protects and manages rights and interests in digital information and provides for a common foundation for distributed e-commerce digital information and event management. InterTrust Technologies Corporation is the leading developer of distributed digital rights management technology.

     QDesign - We support QDesign Music playback in our portable Internet music
     -------
     player design. QDesign's Music technology is an audio compression solution for QuickTime 4, Apple Computer's cross-platform architecture for digital media creation and delivery, and allows for music playback on a Mac or Windows machine.

     Microsoft  - We are incorporating in our multi-codec portable Internet
     ---------
     music player design Microsoft's Windows Media Audio (WMA) format, which combines exceptional audio quality with a DRM system for content protection. This technology will enable our customers to Play Windows Media-formatted files from their e.Digital portable music player, and access their portable player via their PC using Windows Media Player 7.

Through SDMI members and others we are also developing relationships with additional digital music industry participants including other compression and protection technology providers.

Advanced Digital Dictation and Mobile Devices - We have experience and expertise
---------------------------------------------
in developing advanced digital recorders employing computer and Internet interface features. The introduction of the Lanier Cquence Mobile recorder with its highly advanced features further positions us as a technical leader in this field. We believe our reputation was the reason we were selected as one of seven inaugural members of the VoiceTIMES initiative targeted to provide standards for the integration of mobile devices in corporate environments. We are working with the following companies in these fields:

     Intel Corporation - We are working with Intel to design and develop an
     -----------------
     advanced digital voice recorder prototype with text-to-speech and speech-to-text technologies to interface with the computer and Internet. In addition, we continue to pursue opportunities with various divisions of Intel. Intel is an inaugural member of the VoiceTIMES initiative. Intel is a world leader in designing, manufacturing and marketing microcomputer components and related products.

     IBM - IBM is leading the VoiceTIMES initiative and e.Digital is working to
     ---
     expand its relationship with IBM through this and other activities. IBM is a worldwide provider of advanced information technology.

We believe our experience in producing the Lanier recorder, and our participation in the VoiceTIMES initiative will expand our opportunities to develop additional advanced digital recorders and related mobile devices.

Customers
We have revenue producing contracts or marketing arrangements with the following customers:

Lanier
-------
We designed, developed and produced a new digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier (the "Lanier Agreement"). The contract provides that we will supply product under the agreement through December 2001. In May 1999 the Company commenced production, through a subcontract manufacturer, and in June 1999 commenced initial limited customer shipments pursuant to purchase orders. The supply agreement provides for rolling six month requirement forecasts and three month advance orders.

Lanier is one of the world's largest providers of document management solutions, services and support with over $1.5 billion in annual revenues. Lanier markets, sells and services a wide array of tailored solutions. Lanier was the first to market centralized digital dictation systems and the new recorder and docking station is Lanier's first portable digital dictation system with advanced features to interface with computerized digital dictation systems.

We are shipping product to Lanier Healthcare, a Lanier business unit. These products represent the Cquence Mobile portion of Lanier's Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features.

During the fiscal year ended March 31, 2000 we shipped $385,223 of products to Lanier. At March 31, 2000 we had purchase orders aggregating $1,739,875 for future shipments.

On April 27, 2000, Lanier announced that it intends to sell its voice processing (dictation) business. Details of the transaction, including the identity of the potential buyer or buyers and the time frame for the transaction, are not known at this time. We do not know the impact, if any, that any such transaction, if consummated, would have on future deliveries under the Lanier agreement.

Maycom
------
We have licensed our portable Internet music player design to Maycom Co. Ltd. for use in its products. Maycom will incorporate our reference design into their third-generation music player which will support multiple music codecs including EPAC, AAC, WMA, and MP3 and will also support various DRM schemes. Units are expected to go into production in summer 2000 depending on SDMI specifications and the availability of secure music on the Internet.

Lucent Projects
---------------
We have produced certain prototype equipment based on purchase orders from Lucent. The use of our technology allowed Lucent to present its audio compression technology and Cognicity's watermarking technologies at a demonstration in Beverly Hills and Manhattan in late October 1998. Our technology was used to playback digital audio via the Internet from Manhattan to the Beverly Hills demonstration. In January 1999, Lucent demonstrated our first-generation digital music player at the MIDEM International Music Market trade show in Cannes, France. In May 1999 we completed a second-generation device which was demonstrated at PC Magazine Editor's day. Our latest third-generation EPAC Internet music player offers high security, copyright protection and CD-transparent sound quality.

Both Lucent and our personnel are demonstrating and marketing digital music solutions to participants in the digital music arena including (a) providers of infrastructure technology, products and services, (b) providers of online music services, (c) Internet retrieval and portal companies, and (d) online music retailers.

We also ported Lucent's EPAC compression algorithm software to the new class of Texas Instrument DSPs pursuant to a purchase order from Lucent. This project was completed in October 1999.

Standards
We believe that a successful solution for mobile business commerce and digital music commerce must incorporate technical and industry standards. We are participating in the standard-setting initiatives.

Voice Technology Initiative for Mobile Enterprise Solutions (VoiceTIMES)
------------------------------------------------------------------------
IBM, along with Intel and four other leaders in speech recognition and mobile technologies announced in April 1999, we would be a founding member of VoiceTIMES. VoiceTIMES goal is to coordinate the technical requirements needed for companies to build and deploy solutions using voice technologies and handheld mobile devices. With the growth of mobile devices and increasing demand for network access, the VoiceTIMES initiative was formed to define specifications for how voice commands and information are transmitted and received by existing and future mobile devices. The VoiceTIMES alliance aims to eliminate the complexities for the consumer and solutions integrator and provide future generations standard compliant speech-enabled mobile products.

As a charter member, we believe the VoiceTIMES alliance will expand opportunities for us to develop speech-based mobile information gathering devices and leverage existing product designs and technology into additional industry solutions and products.

Secure Digital Music Initiative (SDMI)
--------------------------------------
The SDMI was officially announced in December 1998 and is sponsored by the RIAA to develop an open standard for the secure digital delivery of recorded music. Over 200 companies are participating in this effort. To date, this effort has focused on requirements for consumer portable music devices, such as our hand-held music player. We joined SDMI as an official member in early 2000 after months of participation in the organization as a technical partner to Lucent.

The worldwide recording industry recognized that many companies are developing approaches to provide security for music that is digitally distributed via CD, high-density disc, the Internet and other means. The SDMI goal is to encourage a marketplace of interoperable products that will benefit consumers and spur innovation. SDMI-compliant devices expected to reach the market in summer 2000 are expected to accept any content in any format the manufacturer allows. Phase 2 SDMI compliant devices are expected to accept open formats and only reject pirated copies of new content released after Phase 2 compliant music creation and playback technology becomes available in the future.

We believe the industry's adoption of SDMI standards will allow the development and growth of the digital distribution of music on the Internet and increase the demand for portable players and related devices.

SD Association
--------------
The SD (Secure Digital card) Association was founded in January 2000 by SD card developers SanDisk Corporation, Toshiba, and Matsushita. We are one of the inaugural members of this organization and have worked with the founders to incorporate compatibility with the SD Card in our portable product designs. The SD Association founders are working to promote this new removable storage media for use in a variety of portable products.

Technology and Services
Our technology and services are focused on providing digital solutions for the portable device marketplace.

MicroOS(TM) Core Technology
---------------------------

Our MicroOS(TM) is a real time operating system designed to transparently manage the difficulties of writing, reading, and editing data on Flash or related memory. Taking less than 8K (8,000 bytes) of memory, it serves as system software to manage all operations in handheld devices using either removable or embedded Flash (or related media) for data storage. MicroOS(TM) is compatible with virtually all types of removable Flash memory as well as other standard IDE drives. MicroOS(TM) facilitates advanced functionality, ease of use, flexibility, and reliable performance in products that use Flash memory to store data. MicroOS(TM) supports any type of data files including voice, text, images, video and/or music.

We believe our MicroOS(TM) technology is an efficient, portable storage memory file management system. The patented software architecture takes a unique approach to file management that is robust, high-speed and efficient. This approach is suited for the high-speed portable product market because it requires minimal micro-controller support while providing broad product functionality. This architecture offers OEMs the ability to reduce new product development time and time to market, as well as produce a product featuring a reduced chip count and correspondingly lower cost and power requirements.

Our design caters to ultra-miniature applications by reducing the need for a high power micro-controller by paring down code to fit and run efficiently on low-cost micro-controllers while preserving memory for other functions. The software stores and manipulates compressed voice, data, image or video files. It supports various Flash memory formats including CompactFlash, Secure Digital Card (SD Card), Intel Miniature Card and IDE hard disks as well as the new DataPlay drive, Iomega's Clik! Disks, and IBM Microdrive. Unlike less robust systems, MicroOS(TM) can support an unlimited number of files, directories, and subdirectories and is fully MS-DOS compatible. It is also easily adaptable to function with Microsoft Windows CE platforms. The system is written in the programming language "C" to facilitate porting to other environments.

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

MicroOS(TM) Audio Technology
We have employed MicroOS(TM) in portable digital recorders and extended the technology for implementation into various product concepts. One extension is the Company's MicroOS(TM) Audio technology, provides the means for CD-quality, stereo music and high-bandwidth speech and music playback from a CompactFlash cartridge, other removable or embedded Flash memory, or other ATA/IDE/ATAPI embedded or removable rotating drives. Record, edit and playback functions are encoded and a PC interface links the portable unit to the computer. The MicroOS(TM) Audio supports a number of popular music compression technologies, such as MP3, AAC, ATRAC3, WMA, ePAC, and others.

MicroOS(TM) Audio's features include instant access to recorded material, computer/Internet compatible files, a computer standard interface and adaptability to various industry standard removable Flash memory devices. The advantages of the MicroOS(TM) Audio stereo technology over portable CD players include its small size, low power consumption, use of re-recordable media, inexpensive computer interface/compatibility and no moving parts. In addition to being a stand-alone, ultra compact, portable stereo, the MicroOS(TM) Audio technology can be integrated into a variety of products, such as laptop or hand-held PC's, pagers, cellular phones, PDAs, and other portable devices, as well as home or auto-based stereos incorporating storage drives.

Services
--------
We offer developers of electronic products a portfolio of services within the broad categories of design services, development services and manufacturing services. Our revenue will be derived from a combination of fees from licensing, engineering services, manufacturing services, warranty services, industrial design services, and unit royalty payments.

We offer services to perform design projects for electronic components and portable digital products. When developers of electronic products lack the experience or resources to work with portable storage media to do their own design work, or they want to keep internal engineers and designers on other work, our design services help perform component and product design. We offer design services in areas such as integrated circuit design, the design and incorporation of custom digital signal processing solutions, wireless communication, computer and Internet connectivity and physical product design. We have expertise in embedded systems, digital and analog integrated circuit design, wireless, multimedia, Internet and computer connectivity, DSP customization, Flash memory interface and related fields. Generally, we contract actual physical product design to independent firms.

In addition to design, our engineers can perform development services aimed to convert designs into functional reference designs, prototypes and/or end products. We are also experienced in arranging for manufacturing services including factory hand-off and development of test procedures.

Marketing and Sales
We use internal sales and marketing, primarily two of our executives and one technical business development manager, to target electronic product developers and manufacturers. Targeted OEM customers include dictation equipment manufacturers, Internet music participants, digital camera developers and developers of other portable products.

In December 1997, we established a business development agreement on a commission basis with TEKSEL Co. Ltd. of Tokyo, Japan wherein TEKSEL represents
e. Digital's MicroOS(TM) to the Japanese market. TEKSEL is a distributor of advanced U.S. technology products by major technology companies. To date, the Company has not expended any significant effort to pursue the Japanese market but intends to do so at a future date.

Maycom is a licensee and a marketing partner. As a turnkey manufacturing service provider, Maycom has access to a number of name-brand consumer electronics customers to whom they are marketing product designs which include e.Digital's technology. Their areas of interest are in Internet music players and digital voice recorders. With Maycom, we are marketing Internet music player designs worldwide to OEM companies who license and/or brand the designs for introduction to the retail market under their brand name(s).

We primarily market our services through our strategic and industry relationships and technical articles in trade and business journals. We may in the future employ limited and selected advertising in targeted publications.

Manufacturing and Distribution
We have established a strategic manufacturing relationship with Eltech Electronics, Inc. and its Malaysian affiliate Eltech Electronics Technology ("Eltech") to provide our OEM customers with leading edge turnkey electronic product tooling and manufacturing capacity. The first project with Eltech has been the Lanier digital recorder and docking station on which initial production commenced in late May 1999. In December 1998, the Company entered into a one year manufacturing agreement with Eltech to produce the Lanier products. This contract features an automatic annual renewal clause.

We believe these relationships may be used for future products under development but neither party is so bound. Our strategy is to arrange for the production of products for our OEM customers on a turn-key basis, wherein we limit our need for working capital to finance inventory, production and receivable financing. In other instances we may enter into licensing and royalty agreements with OEM customers who have existing manufacturing abilities or arrangements.

We believe, but there is no assurance, that we will be able to continue to offer manufacturing services for our customers for future developed products through contract manufacturing relationships on terms that will not require substantial financial risk or the provision of significant working capital.

Intellectual Property
We have five issued U.S. patents covering our MicroOS(TM) file management software and certain technology related to portable digital devices. Our software is also subject to copyrights. We rely primarily on a combination of patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect our proprietary rights.

The patent position of any item for which we have filed a patent application is uncertain and may involve complex legal and factual issues. Although we are currently prosecuting trademark applications with the U.S. Patent and Trademark Office and also have filed certain international patent applications corresponding to our U.S. patents or applications, we do not know whether any of these applications will result in the issuance of patents or trademarks, or, for any patents already issued or issued in the future, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that we would need to license or design around in order to practice our patented technologies, or that licenses that might be required would be available on reasonable terms. Further there can be no assurance that any unpatented manufacture, use, or sale of our technology or products will not infringe on patents or proprietary rights of others. We have made reasonable efforts in the design and development of our products not to infringe on other known patents.

We also rely on trade secret laws for protection of our intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can protect our rights to unpatented trade secrets.

We have also filed a number of trademark applications with the U.S. Patent and Trademark Office including e.Digital. We have received notification of allowance from the United States Patent Office for use of FlashBack(R), Hold That Thought(R), Fumble Free(R) and SoundClip(R) as registered trade names. We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in portable recording using Flash and related memory.

Research  and Development Costs
For the years ended March 31, 2000 and 1999, we spent $1,346,927 and $508,237, respectively, on research and development. We anticipate we will continue to devote substantial resources to research and development activities. During fiscal 2000 and 1999, $100,743 and $849,997, respectively, of research and development were borne by Lanier, a contract development customer and such related costs were included in cost of services. Also in fiscal 2000 and 1999, approximately $82,579 and $39,096 of research and development revenue was recognized from the Intel and other contracts and related costs were included in cost of services.

Competition
We believe we have developed a leading comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd., Intel and Datalight Inc. In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, we offer a system attractive for more complex applications. Although we were successful in competing against other systems in our selection by Lanier, Intel, and Maycom, and in working with Lucent, there is no assurance we can continue to compete against other providers of digital recording solutions, many of which have substantially greater resources.

Our technology focuses on digital applications. Accordingly, competition for our technology includes other analog tape solutions and traditional dictation equipment. We and our OEM customers, therefore, compete with a wide range of consumer and business product suppliers producing a wide variety of products and solutions. The electronics product market is highly competitive with many large international companies competing for the consumer and business market.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of digital sound processing for portable storage media.

The competition is expected to be fierce in the field of portable digital music players. Diamond Multimedia Systems, Inc. introduced the Rio, the first commercially available MP3 portable player, in November 1998. Other manufacturers, including Creative Labs, Thompson Multimedia's RCA division, LG Electronics, Samsung, Sony, Sanyo, Toshiba, and others, have recently released or announced plans to sell portable digital music players, most using the MP3 format. Other manufacturers are expected to announce products in the future and companies not normally associated with consumer electronics may enter the market to use portable music players to seed the market for digital music. Our technology will compete with other solutions, however we will focus on markets requiring advanced features and a robust file management system.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

Employees
As of June 16, 2000, we employed approximately 23 employees of whom three were production, twelve were research, development and engineering, five were sales, general and administrative and three were executive officers. None of the Company's employees are represented by a labor union, and the Company is not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.

We also engage consultant or lease engineering personnel on a temporary basis from time to time and use other outside consultants for various services.

Regulation
Our operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters and there can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure or injury or claims of injury by employees or the public. Some risk of costs and liabilities related to these matters are inherent in our business, as with many similar businesses. Management believes its business is operated in substantial compliance with applicable environmental, waste management, health and safety regulations, the violation of which could have a material adverse effect on our operations. In the event of violation, these requirements provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified or more stringent requirements or enforcement policies could be adopted which could adversely affect our operations.

ITEM 2. DESCRIPTION OF PROPERTY

We jointly extended our current lease for an additional two years expiring on July 31, 2002, with American Technology Corporation ("ATC"), an affiliated company (see "Item 12 - Certain Relationships and Related Transactions"), for an aggregate of 18,056 square feet of office and engineering office space at 13114 Evening Creek Drive South, San Diego, California with an unaffiliated landlord. We occupy approximately 11,000 square feet of the jointly leased space at a cost of $12,950 per month for our share. We could become obligated for the entire lease should ATC default on its share of payments thereon.

We believe that the terms of the above arrangement are no less favorable than could be obtained from an independent and unaffiliated party.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine litigation incidental to the conduct of its business. There are currently no material pending legal proceedings to which we are party or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information

Our Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for our Common Stock, as reported by the National Quotation Bureau, for the quarters presented. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns, and commissions.


                                                     High       Low
Fiscal year ended March 31, 1999
               First quarter                        $  0.146   $0.0610
               Second quarter                       $  0.115   $0.0525
               Third quarter                        $  0.066   $0.0525
               Fourth quarter                       $  0.247   $0.0600
Fiscal year ended March 31, 2000
               First quarter                        $ 3.7344   $0.1406
               Second quarter                       $ 2.8438   $1.0938
               Third quarter                        $ 2.9062   $1.2344
               Fourth quarter                       $24.5000   $2.9062

At June 16, 2000 there were 126,261,182 shares of Common Stock outstanding. There were approximately 1,146 shareholders of record.

We have never paid any dividends to our Common Stock shareholders. Future cash dividends or special payments of cash, stock or other distributions, if any, will be dependent upon our earnings, financial condition and other relevant factors. The Board of Directors does not intend to pay or declare any dividends on our Common Stock in the foreseeable future, but instead intends to have the Company retain all earnings, if any, for use in the Company's business.

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

In June 1999 we commenced shipments against to Lanier resulting from a January 1997 development and supply agreement. These products are intended to be sold worldwide by Lanier's sales force. The contract provides for rolling six month forecasts of requirements and three month rolling orders for future products. There can be no assurance of the level or continuation of shipments to Lanier.

We are actively developing licensing, private label, and OEM opportunities seeking to penetrate the digital recording and playback market. Under the Lanier agreement, we incurred approximately $1.6 million of non-recurring engineering fees and costs from inception through March 31, 2000.

We have incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $1.8 million in fiscal 1999 and $2.6 million in fiscal 2000. Our current level of monthly cash operating costs is approximately $225,000 per month. However, we may increase expenditure levels in future periods to support our digital music business and ongoing research and development activities. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty and development revenues sufficient to cover fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no assurance we can or will report operating profits in the future.

Management is focused on OEM licensing with respect to the MicroOS(TM) file system and contract development of private label and custom-designed products for digital music applications, dictation systems, and computer peripherals and telecommunication equipment. Revenue from licensing, royalties and development services, and additional product supply arrangements, if any, are expected to be subject to significant month to month variability resulting from the limited market penetration and license activity to date, the timing and delays associated with OEM new product introductions and the seasonal nature of demand for consumer electronic products. Development and OEM contracts may be delayed or terminated by customers and are subject to a number of factors beyond our control. The termination of the Lanier Agreement or the lack of market success of the recently introduced digital recorder products by Lanier would have a material adverse effect on operations. The markets for consumer electronic products are subject to rapidly changing customer tastes and a high level of competition. Demand for the Company's products is expected to be influenced by OEM market success, technological developments and general economic conditions. Because these factors can change rapidly, customer demand our technology can also shift quickly. We may not be able to respond to technical developments by competitors because of the time required and risks involved in the development or introduction of new or improved technology and due to limited financial resources.

Results of Operations
For the fiscal year 2000, we reported revenues of $489,962, a 15% increase over revenues of $426,350 for fiscal 1999. One customer accounted for 90% and three customers accounted for 85% of fiscal 2000's and 1999's revenues, respectively and the loss of a customer could have a material adverse impact on our operations.

Revenue for fiscal 2000 included $387,576 of product sales to OEMs versus $154,428 for the prior comparable period. We have received purchase orders from Lanier for product until the third fiscal quarter. There can be no assurance of the level or continuation of shipments to Lanier.

Our development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Development service revenue of $102,386 for the fiscal year ended March 31, 2000 is less than the $271,922 for the prior year as we where in the final stage of the Lanier agreement which accounted for substantially all development revenues in the prior period.

For the year ended March 31, 2000, we reported a gross profit of $28,482 as compared to a gross loss of $561,963 for fiscal 1999. Costs of sales consisted of $328,158 of product costs and $133,322 of contract services consisting mostly of research and development labor being funded in part by the Lanier, Intel and other development agreements. We have devoted additional resources over a longer than originally estimated time period to complete the Lanier development without corresponding increases in development revenues. This produced the current year gross development loss. There can be assurance we can attain positive gross margins in the future.

Total operating expenses (consisting of research and related expenditures, selling and administrative expenses and non-cash compensation costs) for the year ended March 31, 2000, were $2,643,490 as compared to $1,262,578 for the year ended March 31, 1999. Selling and administrative costs aggregated $1,296,563 in fiscal 2000 compared to $754,341 in the prior period. The $542,222 increase was comprised primarily of a $212,944 increase in personnel and related expenses, a $223,825 increase in public relations and shareholder costs, a $70,400 increase in accounting and legal expenses, and a $47,716 increase in travel and related costs offset by a reduction of $55,000 in finders fee.

Research and related expenditures for the year ended March 31, 2000 were $1,346,927, as compared to $508,237, for the prior year. An aggregate of $133,322 of development costs were incurred for contract development work during the year ended March 31, 2000 and are included in cost of revenues. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

During fiscal 2000, we incurred no non-cash compensation from the issuance of options and warrants versus $50,900 for the prior comparable period. We may from time to time use options, warrants and shares in lieu of cash to pay for services.

We reported an operating loss of $2,615,008 for the year ended March 31, 2000, as compared to an operating loss of $1,824,541 for the year ended March 31, 1999. The increase in operating losses in the current fiscal year is primarily due to the increase in research and development services. Management believes, but there can be no assurance, that investments in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is substantial uncertainty about future operating results.

Our cash interest expense for the year ended March 31, 2000 was $49,714, a decrease from the $81,086 for the prior period resulting from the repayment of the interest bearing debt in fiscal 2000. We also incurred during the fiscal years ended March 31, 2000 and 1999 a total of $82,499 and $673,197, respectively as non-cash interest expense from the issuance of convertible promissory notes convertible at a discount and warrants issued with debt and amortization of note discounts.

We reported a loss for the current fiscal year of $2,608,854 comparable to the loss of $2,595,476 for the prior year.

Liquidity and Capital Resources
At March 31, 2000, we had a working capital of $2,369,744 compared to a working capital deficit of $1,378,155 at March 31, 1999. We had $79,599 of working capital invested in inventories at March 31, 2000 and $46,907 at March 31, 1999.

For the year ended March 31, 2000, net cash increased by $3,127,400. Cash used in operating activities was $2,548,262. Major components using cash were a loss of $2,608,854 reduced by $58,242 of aggregate depreciation and amortization, $94,829 for services paid by issuance of common stock and $82,499 of non-cash interest, or a loss use of cash of $2,373,284. The major change in assets and liabilities providing cash from operating activities was a reduction in accounts receivable on research and development contract of $92,725, an increase in accrued employee benefits of $43,116. The major changes in assets and liabilities using operating cash was a reduction in accounts payable trade of $26,852, an reduction in other accounts payable and accrued liabilities of $16,904, a decrease of $22,934 in accrued lease liability, an increase of $211,939 in accounts receivable and a $32,692 increase in inventory.

During the fiscal year ended March 31, 2000, we obtained $3,227,340 of cash from the exercise of options and warrants significantly improving our financial position. At May 31, 2000 we had cash on hand of $3,294,366. Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position assuming (a) continuation of existing OEM development arrangements, (b) currently planned expenditures and level of operation, (c) product sales against existing orders; we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of Lanier shipments, orders and reorders are subject to many factors and risks, many outside our control.

Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. There can be no assurance that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, or debt financing or additional equity offerings.

We may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. We estimate that we may require additional capital to finance future developments and improvements to its technology. There can be no assurances that additional capital will be available when needed. Any future financings may also be dilutive to existing shareholders.

Future Commitments and Financial Resources
We have recorded an obligation with a leasing institution providing for future payments of approximately $515,000 from time to time based on agreed upon percentages of future equity raised.

In June 1999 we commenced production on the Lanier products. Management believes our third party contract manufacturing arrangement minimizes the working capital funds required for the production of Lanier orders. We are subject to the risk that should this arrangement be modified or not produce the desired results, that it would be required to supply substantial working capital for the production of the Lanier orders. We rely on this third party manufacturer for production of the Lanier products and are therefore subject to the substantial risks associated with using a sole supplier.

Our plans for the MicroOS(TM) Audio technology is to continue to develop the technology and seek OEM partnerships to exploit the technology. We may require additional funds to continue development of this and other technologies and the extent of such requirements is not presently determinable by management.

If, in the future, our operations increase significantly, we may require additional funds. We might also require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

Inflation
Inflation has not had any significant impact on our business.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 2000. We do not expect the adoption of SFAS 133 to have a material effect on our consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company has not completed its assessment of the impact of SAB 101 and has not determined its effect, if any, on its future reported results of operations.

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, " Accounting for Certain Transactions Involving Stock Compensation"("FIN 44"). This statement is effective for certain transactions from December 15, 1998 and is to be applied commencing July 1, 2000. The Company has not completed its assessment of the impact of FIN 44 and has not determined its effect, if any, on its future reported results of operations.

Year 2000 Readiness Disclosure
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties have been fully resolved.


Certain Factors That May Affect Our Business, Future Results and Financial Condition
In addition to the other information in this Annual Report on Form 10-KSB, the factors listed below should be considered in evaluating our business and prospects. This Annual Report contains a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

                                FINANCIAL RISKS
                                ---------------

We Have a History of Losses and May Incur Future Losses - We have incurred
-------------------------------------------------------
significant operating losses in prior fiscal years and at March 31, 2000 had an accumulated deficit of $44,113,547. We had a loss of approximately $2.6 million in fiscal 2000. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

We Expect Our Operating Results May Fluctuate Significantly - Our quarterly and
-----------------------------------------------------------
annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

     .    Unpredictable demand and pricing for our contract development services
     .    Market acceptance of OEM products by end users
     . Uncertainties with respect to future OEM customer product orders, their timing and the margins to be received, if any
     .    Fluctuations in operating costs
     .    Changes in research and development costs
     .    Changes in general economic conditions

We May Experience Product Delays, Cost Overruns and Errors - We have experienced
----------------------------------------------------------
development delays and cost overruns associated with contract development services in the past. We may experience additional delays and cost overruns on current projects or future projects. We have experienced delays in bringing the Lanier products to production through our outside manufacturing arrangement. Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, the results of our contract services and the products produced for OEM customers could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by customers or their customers.

We May Need to Obtain Additional Financing - We believe that with cash on hand
------------------------------------------
and proceeds from existing development and production contracts that we have sufficient proceeds to meet cash requirements for the next twelve months. However, we may need to raise additional funds to:

     .    Finance unanticipated working capital requirements
     .    Pay for increased operating expenses or shortfalls in anticipated revenues
     .    Fund increases in research and development costs
     .    Develop new technology, products or services
     .    Respond to competitive pressures
     .    Support strategic and industry relationships

In the event additional funds are required we cannot assure you that such additional financing will be available on terms favorable to us, or at all. If adequate funds are not available to us then we may not be able to continue operations or take advantage of opportunities. If we raise additional equity funds, the percentage ownership of our stockholders will be reduced.

               RISKS RELATED TO SALES, MARKETING AND COMPETITION
               -------------------------------------------------

The Electronic Products Market in Which We Compete is Highly Competitive - We
------------------------------------------------------------------------
compete in the market for electronics products which is intensely competitive and subject to rapid technological change. The market is also impacted by evolving industry standards, rapid price changes and rapid product obsolescence. Our competitors include a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources. Our current competitors or new market entrants could introduce new or enhanced technologies or products with features which render the Company's technology or products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. Our ability to compete successfully will depend in large measure on our ability to maintain our capabilities in connection with upgrading products and quality control procedures and to adapt to technological changes and advances in the industry. Competition could result in price reductions, reduced margins, and loss of contracts, any of which could harm our business. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products which are compatible with the products of the electronics industry.

We Rely on a Limited Number of Customers - A substantial portion of our revenues
----------------------------------------
have been derived primarily from a limited number of customers. For the year ended March 31, 2000, the provision of contract development services and product shipments to Lanier accounted for approximately 90% of our revenues. We expect that the production of Lanier products will account for a significant portion of fiscal 2001 revenues. Lanier has announced that it intends to sell its voice processing (dictation) business which we are informed would include the Cquence Mobile line. Details of the transaction, including the identity of the potential buyer or buyers and the time frame for the transaction, are not known at this time. We do not know the impact, if any, that any such transaction, if consummated, would have on future orders under the Lanier agreement. The loss of the Lanier relationship, failure to produce products under our contract or a decline in the economic prospects of Lanier or the products we produce would have a material adverse effect on our operations.

We Cannot Predict Product Acceptance in the Market - Sales and marketing
--------------------------------------------------
strategy contemplates sales of developed products to the electronics and computer software market, by OEM customers. The failure of such OEM customers to penetrate their projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our customer's products will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

We Have Limited Marketing Capability - We have limited marketing capabilities
------------------------------------
and resources and are primarily dependent upon in-house executives for the marketing of our OEM and licensing business. Attracting new OEM customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology. We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

We Depend on the Development of the Digital Music Market to Create a Market for
-------------------------------------------------------------------------------
Consumer Devices - We believe the market for portable consumer devices to play
----------------
digital music will not develop significantly until consumers are able to download popular digital recordings from the Internet. We believe the availability of popular recordings will depend on the adoption of one or more formats to limit the unauthorized reproduction and distribution of music, called "pirated" copies. Piracy is a significant concern of record companies and artists. The failure of the industry to adopt a standard format or formats for protecting from piracy will delay or have an adverse impact on the growth of this market. This failure could harm our business.

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

Our Business Depends on Emerging Markets and New Products - In order for demand
---------------------------------------------------------
for our technology, services and products to grow, the markets for portable digital devices, such as digital recorders and digital music players and other portable consumer devices, must develop and grow. If sales for these products do not grow, our revenues could decline. To remain competitive, we intend to develop new applications for our technology and develop new technology and products. If new applications or target markets fail to develop, or if our technology, services and products are not accepted by the market, our business, financial condition and results of operations could suffer.

Our Technology May Become Obsolete - The electronics, contract manufacturing and
----------------------------------
computer software markets are characterized by extensive research and development and rapid technological change resulting in very short product life cycles. Development of new or improved products, processes or technologies may render our technology and developed products obsolete or less competitive. We will be required to devote substantial efforts and financial resources to enhance our existing products and methods of manufacture and to develop new products and methods. There can be no assurance we will succeed with these efforts. Moreover, there can be no assurance that other products will not be developed which would render our technology and products obsolete.

                          RISKS RELATED TO OPERATIONS
                          ---------------------------

We Depend On a Single Contract Manufacturer and a Limited Number of Suppliers -
-----------------------------------------------------------------------------
We rely on Eltech Electronics for the manufacture and assembly of products pursuant to our contract with Lanier. We depend on Eltech to (1) allocate sufficient capacity to our manufacturing needs, (2) produce acceptable quality products at agreed pricing and (3) deliver on a timely basis. If Eltech is unable to satisfy these requirements, our business, financial condition and operating results could be materially and adversely affected.

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

Our Future Success Depends on Our Key Personnel - Our future success depends to
-----------------------------------------------
a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our strategy. The loss of the services of any of our senior level management, or certain other key employees, could harm our business.

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

Some of Our Management are Part-Time and Have Certain Conflicts of Interest -
---------------------------------------------------------------------------
Our Secretary, Robert Putnam, is also a Vice President, Investor Relations of American Technology Corporation (ATC) and Secretary of Patriot Scientific Corporation (Patriot). Renee Warden is also Chief Accounting Officer, Treasurer and Secretary of ATC.

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

We Continue to Face Year 2000 Risks - Many existing computer programs cannot
-----------------------------------
distinguish between a year beginning with "20" and a year beginning with "19" because they use only the last two digits to refer to a year. For example, these programs cannot tell the difference between the year 2000 and the year 1900. As a result, these programs may malfunction or fail completely. If we or any third parties with whom we have a material relationship experience year 2000 problems, our business may be seriously harmed. In particular, year 2000 problems could temporarily prevent us from offering our goods and services. See "Management's Discussion and Analysis or Plan of Operations -- Year 2000 Readiness Disclosure."

       RISKS RELATED TO INTELLECTUAL PROPERTY AND GOVERNMENT REGULATION
       ----------------------------------------------------------------

We Depend on Proprietary Rights to Develop and Protect Our Technology - Our
---------------------------------------------------------------------
success and ability to compete substantially depends on our internally developed software, technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. Patent applications or trademark registrations may not be approved. Even when they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which may not be possible on commercially reasonable terms or at all.

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

We May Face Intellectual Property Infringement Claims That May Be Costly To
---------------------------------------------------------------------------
Resolve - Although we do not believe we infringe the proprietary rights of any
-------
third parties, we cannot assure you that third parties will not assert such claims against us in the future or that such claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim relating to proprietary technology or information against us, we may seek licenses to this intellectual property. We may not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights may harm our business.

Risks Related To Government Regulation, Content And Intellectual Property
-------------------------------------------------------------------------
Government Regulation May Require Us To Change The Way We Do Business - Our
----------------------------------------------------------------------
business is subject to rapidly changing laws and regulations. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, proposed encryption laws, content regulation and import/export regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

                 RISKS RELATED TO TRADING IN OUR COMMON STOCK
                 --------------------------------------------

Our Stock Price May Continue to be Volatile - The trading price of our Common
-------------------------------------------
Stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:
     .    quarter-to-quarter variations in operating results
     . announcements of technological innovations by us, our customers or competitors
     .    new products or significant OEM design wins by e.Digital or its competitors
     . general conditions in the markets for the Company's products or in the electronics industry
     .    the price and availability of products and components
     . changes in operating factors including delays of shipments, orders or cancellations
     .    general financial market conditions
     .    market conditions for technology stocks
     . litigation or changes in operating results or estimates by analysts or others
     .    or other events or factors

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

Stocks Traded on the OTC Bulletin Board are Subject to Special Regulations - Our
--------------------------------------------------------------------------
shares of Common Stock are traded on the OTC Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. ("NASD"). Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. Sales of substantial amounts of our outstanding Common Stock in the public market could materially adversely affect the market price of our Common Stock. To date, the price of our Common Stock has been extremely volatile with the sale price fluctuating from a low of $0.1406 to a high of $24.50 in the last twelve months.

Our Number of Common Shares has Increased and May Affect Future Stock Prices -
----------------------------------------------------------------------------
Our outstanding shares of Common Stock have increased from 97,321,297 shares at March 31, 1999 to 126,261,182 shares at March 31, 2000. This increase of shares has resulted primarily from the conversion of preferred shares, warrants and exercise of employee stock options at low prices in comparison to recent trading prices. Accordingly, there may be significant shares in the public float acquired by holders at significantly lower prices. Additional shares may also be issued in the future from existing dilutive securities outstanding or from the issuance of new equity securities in the future. These factors could increase the volatility of our stock price in the future.

                          FORWARD LOOKING STATEMENTS
                          --------------------------

Important Factors Related to Forward-Looking Statements and Associated Risks -
----------------------------------------------------------------------------
This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance.

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

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers
The directors and executive officers of the Company, their ages and positions held are as follows:

Name                        Age                        Position
Allan Cocumelli              49   Chairman of the Board and Director, Audit Committee
Alfred H. Falk               45   President, Chief Executive Officer and Director
Robert Putnam                41   Vice President, Secretary and Director
Renee Warden                 36   Controller and Assistant Secretary
Walter "Skip" Matthews       54   Director, Audit Committee
Victor G. Ramsauer           45   Director, Audit Committee

The terms of all directors will expire at the next annual meeting of the Company's stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between the Company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee therefor. There are no other persons whose activities are material or are expected to be material to the Company's affairs.

Biographical Information

  Allen Cocumelli - Mr. Cocumelli was appointed to the Board of Directors on August 25, 1999 and was elected as the Chairman of the Board in April 2000. Mr. Cocumelli has been General Counsel of Simple Network Communications Inc. ("Simplenet") since 1996 and Chief Operating Officer of Simplenet since November 1997. Prior to joining Simplenet, Mr. Cocumelli was in the private practice of law. From 1978 to 1986 Mr. Cocumelli served as a manager in the Components Manufacturing Group and as Director of Corporate Training and Development at Intel. Mr. Cocumelli obtained a B.S. degree in Industrial Psychology from the University of California, Los Angeles in 1972 and a J.D. from Thomas Jefferson University in 1991. Mr. Cocumelli is a member of the California Bar Association.

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

  Renee Warden - Ms. Warden was appointed Controller of the Company in June 1997. From November 1991 to June 1997 she was Accounting Manager for the Company. Ms. Warden obtained a B.S. degree in business accounting from the University of Phoenix in 1999. In March 1999 she was also appointed Chief Accounting Officer, Treasurer and Secretary of ATC. Ms. Warden devotes only part-time service to the Company, approximately twenty-five hours per week.

  Walter "Skip" Matthews - Dr. Matthews was appointed to the Board of Directors on August 1, 1999. From July 1974 until August 1999, Dr. Matthews was employed by Intel Corporation ("Intel") in various management capacities until his retirement in August 1999. Initially in charge of development of equipment for manufacturing at Intel, Dr. Matthews worked the last eight years marketing Intel's Flash memory products. Dr. Matthews last position with Intel was senior Project Development Manager. Dr. Matthews obtained his B.S. in Chemistry from Duke University in 1966 and his Ph.D. in organic chemistry from Southern Illinois University in 1972. Prior to joining Intel in 1974, Dr. Matthews also completed a National Science Foundation Post-Doctoral Fellowship at Northwestern University.

  Victor G. Ramsauer, CPA - Mr. Ramsauer was appointed to the Board of Directors on April 12, 2000. Mr. Ramsauer has been a shareholder at Levitz, Zacks and Ciceric, CPA's since 1985. Prior to joining Levitz, Zacks and Ciceric, Mr. Ramsauer held a manager level position with Price Waterhouse from 1977 to 1985. Mr. Ramsauer received his B.S. degree in Business Administration from California State Polytechnic University, Pomona in 1976. Mr. Ramsauer obtained his CPA license in both California and Nevada in 1980 and 1999, respectively. Mr. Ramsauer is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Nevada Society of Certified Public Accountants.

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

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2000, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth for the years ended March 31, 2000, 1999 and 1998, the cash compensation of Mr. Falk, who functioned as Chief Executive Officer during the year ended March 31, 2000. No other person served as an Executive Officer of the Company during the fiscal year ended March 31, 2000, received total salary and bonus in excess of $100,000.

                           Summary Compensation Table
                           --------------------------

                                                                                      Long Term
                                                                                 Compensation Options
             Name and                 Fiscal     Annual       Compensation       --------------------      All Other
        Principal Position             Year      Salary     Bonus      Other         (# of Shares)        Compensation
        ------------------            -----      ------     -----      -----     -------------------     -------------
Alfred H. Falk, President and          2000   $154,558        $54,250   -0-            2,000,000                 -0-
 Chief Executive Officer               1999   $101,885           -0-    -0-              882,000                 -0-
                                       1998   $ 80,936           -0-    -0-             648,316(1)               -0-

A total of 148,316 of these options were voluntarily canceled during fiscal 1998 to allow warrant exercise by prepaid warrant holders.

                                 Option Grants
                                 -------------

Shown below is further information on grants of stock options to the Named Executive Officers reflected in the Summary Compensation Table shown above.

               Option Grants for Fiscal Year Ended March 31, 2000

                                                  Percent of Total
                         Number of                Options Granted        Exercise   Expiration
     Name                Options Granted    to Employees in Fiscal Year    Price      Date
---------------------------------------------------------------------------------------------------
     Alfred H. Falk       2,000,000   (1)            57%                    $5.46   January 10, 2004

(1) These options vested 25% at issue and 25% vest each year thereafter from issue until fully vested.

             Aggregated Option Exercises and Fiscal Year-End Values
             ------------------------------------------------------

The following table provides information on exercised and unexercised options of the Named Executive Officer at March 31, 2000.

                                                                                     Value of
                                                        Number of Securities        Unexercised
                                                        Underlying Unexercised      In-The-Money
                                                        Options at                  Options at
                                                        March 31, 2000              March 31, 2000
                                                              (#)                      ($)
                    Shares Acquired                     Exercisable/                Exercisable/
Name                on Exercise (#)    Value Realized               Unexercisable                Unexercisable
---------------------------------------------------------------------------------------------------------------
Alfred H. Falk              751,684        $6,962,470   1,148,316       1,500,000   $8,763,202      $6,903,750

The Company has not awarded stock appreciation rights to any employee of the Company and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations. The Company has no defined benefit or actuarial plans covering any person.

Employment Agreements
In May 1999, the Company entered into an employment agreement with Alfred H. Falk, the Company's President and Chief Executive Officer. The employment agreement provides for a base salary of $155,000 per year and certain bonuses as approved by the Board of Directors. The agreement is for a two year term. In the event of a non-voluntary termination other than for cause, the employee is entitled to six months severance payment. In the event of a change of control (a new owner controls more than 51% of the Company's Common Stock) and employee is terminated within 12 months of the change, other than cause, then the employee shall receive a termination payment equal to one year's then annual compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock
The following table sets forth, as of June 16, 2000, information regarding ownership of the Common Stock, by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, by each director and by all executive officers and directors of the Company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.

                                  Number of                                            Percent
          Name                   Shares Owned                                          of Class
     Alfred H. Falk             1,615,000 /(2)/                                          1.3%
     Robert Putnam              1,325,000/(1)/                                           1.0%
     Renee Warden               37,000/(3)/                                               .0%
     Walter Matthews            52,129/(4)/                                               .0%
     Allen Cocumelli            51,000/(4)/                                               .0%
     Victor Ramsauer                    -0-                                               .0%
     All officers and directors
       as a group (6 persons)    3,080,129/(5)/                                           2.3%

(1) Includes options exercisable within 60 days to purchase 200,000 shares and warrants to purchase 500,000 shares. Excludes unvested options to purchase 600,000 shares.
(2) Includes options exercisable within 60 days to purchase 1,148,316 shares. Excludes unvested options to purchase 1,500,000 shares.
(3) Includes options exercisable within 60 days to purchase 27,000 shares. Excludes unvested options to purchase 25, 000 shares.
(4) Includes options exercisable within 60 days to purchase 50,000 shares. Excludes unvested options to purchase 50,000 shares.
(5) Includes options exercisable within 60 days to purchase 1,475,316 shares and warrants on 500,000 shares.

Preferred Stock
The following security ownership information is set forth as of June 16, 2000, with respect to certain persons or groups known to the Company to be beneficial owners of more than 5% of the Company's outstanding Series A Stock, the only class of preferred stock outstanding. Other than as set forth below, the Company is not aware of any other person who may be deemed to be a beneficial owner of more than 5% of the Company's preferred stock.

                                                                         Amount and
                                                                         Nature of
                                                                         Beneficial               Percent of
            Name and address of Beneficial Owner                      Ownership (1)(3)               Class
            -----------------------------------                       ----------------               -----
            Canusa Trading Ltd.                                           1,500                       79%
             W.A. Manuel, Director (2)
             37 Reid Street, 2nd Flr., Armoury Bldg.
             Hamilton, Bermuda

            R. Kirk Avery                                                 400                         21%
             6121 Vista de la Mesa
             La Jolla, California  92037

(1) Represents number of shares of Series A Stock, held as of June 16, 2000. At such date an aggregate of 1,900 shares of preferred stock were issued and outstanding convertible into an aggregate of 261,909 shares of Common Stock.
(2) The Company believes that the representative named has the authority to vote the shares on behalf of the preferred stockholder.
(3) The Company has no additional information regarding beneficial ownership of Common Stock by the holders of preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We jointly lease with ATC an aggregate of 18,056 square feet of engineering office space at 13114 Evening Creek Drive South, San Diego, California of which we occupy approximately 11,000 square feet at a cost of $12,950 per month. We believe that the terms of these arrangements are no less favorable than could be obtained from an independent and unaffiliated party.

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

Officer and Director Robert Putnam also acts as Treasurer and Secretary of Patriot where he ultimately reports to the Board of Directors. Mr. Putnam is also Vice President, Investor Relations of ATC. Ms. Warden is Chief Accounting Officer, Treasurer and Secretary of ATC. The possibility exists that these other relationships could affect Mr. Putnam's independence as an officer and director of the Company and Ms. Warden as an officer. The Company has not provided a method of resolving this conflict and probably will not do so, partly due to inevitable extra expenses and delay any measures would occasion. Mr. Putnam and Ms. Warden are obligated to perform their duties in good faith and to act in the best interest of the Company and its stockholders, and any failure on their part to do so may constitute a breach of their fiduciary duties and expose them to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Putnam or Ms. Warden would be excluded from liability or indemnified if they breached their loyalty to the Company.

On June 12, 1998, the Company granted to Mr. Putnam a stock purchase warrant to purchase 500,000 shares at $0.10 per share until June 12, 2003 in consideration of Mr. Putnam providing purchasers of the Notes an option to purchase up to 25,000 shares of ATC stock owned by him. The Company believes the Company would have been unable to obtain the Note financing without the inducement provided by Mr. Putnam.

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

3.4 Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock filed with the State of Delaware on June 24, 1999.

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

4.18.2 Amendment No. 2 to Stock Purchase Warrant Agreement between the Company and Higham, McConnell & Dunning dated May 27, 1999.

4.19 Warrant Agreement for 500,000 shares dated January 15, 1999 between the Company and Sunrise Capital, Inc.

4.20 Form of Warrant Agreement for an aggregate of 2,907,142 shares (as of March 31, 1999) issued at various dates between the Company and six investors.

4.21 Form of Warrant Agreement for an aggregate of 1,117,857 shares (as of March 31, 1999) dated March 1999 between the Company and four investors.

4.22 Warrant Agreement for 125,000 shares dated October 15, 1998 between the Company and Renwick Corporate Finance, Inc.

4.23 Warrant Agreement for 100,000 shares dated January 15, 1999 between the Company and Pomerado Properties.

4.24 Warrant Agreement for 195,000 shares dated June 24, 1999 between the Company and JNC Opportunity Fund Limited.

4.25 Warrant Agreement for 137,615 shares dated June 24, 1999 between the Company and Jesup & Lamont Securities Corporation.

4.26 Convertible Preferred Stock Purchase Agreement between the Company and JNC Opportunity Fund Limited dated June 24, 1999.

4.27 Registration Rights Agreement between the Company and JNC Opportunity Fund Limited dated June 24, 1999.

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

10.3.1  First Amendment to Employment Agreement between the Company and Elwood
        G. Norris dated May 20, 1999.

10.4 Employment Agreement dated September 8, 1995 between the Company and Robert Putnam, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

10.5 Employment Agreement dated October 3, 1997 between the Company and Alfred H. Falk.

*10.5.1 First Amendment to Employment Agreement between the Company and Alfred
        H. Falk dated May 19, 1999

10.6 Agreement dated January 6, 1997 between the Company and Lanier Worldwide, Inc., filed as an Exhibit to Registration Statement No. 333-7709 [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 406].

10.6.1 First Amendment to Lanier Agreement between the Company and Lanier Worldwide, Inc. dated May 19, 1998.

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

10.9 Sublease Agreement between Global Associates, Ltd. and American Technology Corporation and the Company dated July 11, 1997 and filed as
        Exhibit 10.34 to the Company's Form 10-QSB for the quarter ended June 30, 1997.

*10.9.1 First Amendment to Sublease Agreement between Global Associates Ltd. and
        American Technology Corporation and the Company dated November 1, 1999.

10.10 Manufacturing Agreement between the Company and Eltech Electronics, Inc. dated December 3, 1998.

*10.11 License Agreement between the Company and Maycom Co., Ltd., dated January 4, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 24b-2].

*21.1   List of subsidiaries.

*23.2   Consent of Ernst & Young LLP.

*27.1   Financial Data Schedule.

----------------
*  Filed concurrently herewith.

(b) Reports on Form 8-K.
The Company filed the following report on Form 8-K during the last fiscal quarter ended March 31, 2000:

None

                 * * * * * * * * * * * * * * * * * * * * * * *
                     E.DIGITAL CORPORATION AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

                                                                            Page
                                                                            ----
Consolidated Financial Statements of the Company

Report of Independent Auditors                                               F-1

Consolidated Balance Sheets as at March 31, 2000                             F-2
   and 1999

Consolidated Statements of Operations for the years                          F-3
   ended March 31, 2000 and 1999

Consolidated Statements of Common Stockholders' Equity (Deficiency) for      F-4
   the years ended March 31, 2000 and 1999

Consolidated Statements of Cash Flows for the years                          F-5
   ended March 31, 2000 and 1999

Notes to Consolidated Financial Statements                                   F-6


                       CONSOLIDATED FINANCIAL STATEMENTS


                       e.Digital Corporation
                       and subsidiary



                       March 31, 2000 and 1999

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of e.Digital Corporation and subsidiary

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e.Digital Corporation and subsidiary at March 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and its inability to generate sufficient cash flows from operations to meet its obligations, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada,                                       /s/ ERNST & YOUNG LLP
June 1 , 2000                                            Chartered Accountants
e.Digital Corporation and subsidiary

                          CONSOLIDATED BALANCE SHEETS
         (See Note 1 - Nature of Operations and Basis of Presentation)

As at March 31,

                                                                             2000            1999
                                                                              $               $
-----------------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                  3,294,366         166,966
Accounts receivable, less allowance for doubtful
accounts of $nil and $953, respectively [note 3]                             272,732          60,793
Amounts receivable on research and development contracts [note 10]                --          92,725
Inventory [note 6]                                                            79,599          46,907
Prepaid expenses and other                                                     8,459           8,961
-----------------------------------------------------------------------------------------------------
Total current assets                                                       3,655,156         376,352
-----------------------------------------------------------------------------------------------------
Property and equipment [note 7]                                              142,371          72,675
Intangible assets, net of accumulated amortization
of $15,052 and $12,611, respectively                                           9,357          11,798
-----------------------------------------------------------------------------------------------------
Total assets                                                               3,806,884         460,825
-----------------------------------------------------------------------------------------------------

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
    STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable, trade                                                      571,101         597,953
Other accounts payable and accrued liabilities                                45,000          61,904
Accrued lease liability                                                      515,000         537,934
Accrued employee benefits                                                    154,311         111,195
15% promissory notes payable, net of unamortized discount
    of $nil and $82,499, respectively [note 9]                                    --         417,501
Current portion of term note payable [note 8]                                     --          28,020
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                  1,285,412       1,754,507
-----------------------------------------------------------------------------------------------------
Term note payable [note 8]                                                        --          98,163
-----------------------------------------------------------------------------------------------------
Total liabilities                                                          1,285,412       1,852,670
-----------------------------------------------------------------------------------------------------
Redeemable preferred stock
Series A, convertible voting preferred stock, $.001 par value, redeemable at $10 plus accrued and unpaid dividends at
8% cumulative, 100,000 shares authorized, 1,900 and 32,500
outstanding, respectively [note 12]                                           22,840         364,205
-----------------------------------------------------------------------------------------------------
Total redeemable preferred stock                                              22,840         364,205
-----------------------------------------------------------------------------------------------------
Commitments and contingencies [notes 1 and 13]

Stockholders' equity (deficiency)
Common stock, $.001 par value, authorized 200,000,000,
    126,261,182 and 97,321,297 shares outstanding,
respectively [note 12]                                                       126,261          97,321
Additional paid-in capital [note 12]                                      44,893,602      35,229,282
Prepaid warrants [note 14]                                                        --         261,047
Contributed surplus                                                        1,592,316       1,592,316
Accumulated deficit                                                      (44,113,547)    (38,936,016)
-----------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                                    2,498,632      (1,756,050)
-----------------------------------------------------------------------------------------------------
                                                                           3,806,884         460,825
-----------------------------------------------------------------------------------------------------
See accompanying notes

e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended March 31,


                                                                                               2000           1999
                                                                                                $               $
-----------------------------------------------------------------------------------------------------------------------
Revenues - products [notes 4 & 10]                                                            387,576        154,428
         - services [notes 4 & 10]                                                            102,386        271,922
-----------------------------------------------------------------------------------------------------------------------
                                                                                              489,962        426,350
-----------------------------------------------------------------------------------------------------------------------
Cost of revenues - products [note 10]                                                         328,158        138,316
                 - services [note 10]                                                         133,322        849,997
-----------------------------------------------------------------------------------------------------------------------
                                                                                              461,480        988,313
-----------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                                                            28,482       (561,963)
-----------------------------------------------------------------------------------------------------------------------

Operating expenses
Selling and administrative                                                                  1,296,563        754,341
Research and related expenditures                                                           1,346,927        508,237
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                    2,643,490      1,262,578
-----------------------------------------------------------------------------------------------------------------------
Operating loss                                                                             (2,615,008)    (1,824,541)
-----------------------------------------------------------------------------------------------------------------------

Other income (expense)
Interest expense [note 9]                                                                     (49,714)       (81,086)
Non-cash interest expense [note 9]                                                            (82,499)      (673,197)
Interest income                                                                               101,167          6,026
Other                                                                                          37,200        (22,678)
-----------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                                    6,154       (770,935)
-----------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                                     (2,608,854)    (2,595,476)
-----------------------------------------------------------------------------------------------------------------------
Provision for income taxes [note 11]                                                               --             --
-----------------------------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the year                                                   (2,608,854)    (2,595,476)

Beneficial conversion feature on the Series B
   preferred stock [note 12]                                                               (1,200,000)            --
Inducement warrants [note 12]                                                              (1,281,805)            --
Accrued dividends on the Series A and B preferred stock                                       (86,872)      (102,368)
-----------------------------------------------------------------------------------------------------------------------
Loss attributable to common stockholders for the year                                      (5,177,531)    (2,697,844)
-----------------------------------------------------------------------------------------------------------------------

Loss per share                                                                                   (.05)          (.04)
-----------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares                                                  114,639,649     66,492,289
-----------------------------------------------------------------------------------------------------------------------

See accompanying notes
e.Digital Corporation and subsidiary

                           CONSOLIDATED STATEMENTS OF
                       STOCKHOLDERS' EQUITY (DEFICIENCY)





                                                         Common stock        Additional
                                                    ----------------------    paid-in       Prepaid     Contributed    Accumulated
                                                       Shares      Amount     capital       warrants       surplus        deficit
                                                         #           $           $             $              $              $
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                               57,171,119    57,171   31,333,437       903,996      1,592,316    (36,238,172)

Stock issued on exercise of prepaid warrant           10,783,128    10,782      632,167      (642,949)            --             --
Stock issued on conversion of secured notes
 payable                                               5,714,284     5,715      494,285            --             --             --
Stock issued on conversion of Series A preferred
 stock                                                 8,466,565     8,467      732,357            --             --             --
Stock issued on conversion of 12% convertible
promissory notes payable                              12,379,059    12,379    1,527,818            --             --             --
Stock issued on exercise of warrants                   2,807,142     2,807      242,818            --             --             --
Value assigned to 2,000,000 warrants granted in
 connection with
issuance of 12% convertible promissory notes
 payable                                                      --        --      100,000            --             --             --
Value assigned to 5,000,000 warrants granted in
 connection with
issuance of 15% promissory notes payable                      --        --      110,000            --             --             --
Value assigned to the 1,171,429 warrants issued
 for services                                                 --        --       46,500            --             --             --
Compensatory stock options  [note 12]                         --        --        9,900            --             --             --
Loss for the year                                             --        --           --            --             --     (2,595,476)

Accrued dividends on the Series A preferred stock             --        --           --            --             --       (102,368)

------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                               97,321,297    97,321   35,229,282       261,047      1,592,316    (38,936,016)


Stock issued on exercise of prepaid warrants           4,493,335     4,493      256,554      (261,047)            --             --
Stock issued for services                                 98,867        99       94,730
Stock issued on exercise of stock options              3,801,184     3,801      639,349            --             --             --
Stock issued on conversion of Series A preferred
 stock                                                 4,006,995     4,007      342,968            --             --             --
Stock issued on conversion of Series B preferred
 stock                                                 2,053,049     2,053    2,554,211
Series B preferred stock beneficial conversion
 feature                                                      --        --    1,200,000            --             --     (1,200,000)

Value assigned to 137,615 warrants granted in
 connection
  with issuance of Series B preferred stock                   --        --      275,000            --             --             --
Stock issued on exercise of warrants                   9,113,684     9,114    2,575,076            --             --             --
Exercise of cashless warrants                            872,771       873         (873)           --             --             --
15% Promissory note principal applied to warrant
 exercise                                              4,500,000     4,500      445,500            --             --             --
Inducement warrants issued                                    --        --    1,281,805            --             --     (1,281,805)

Loss for the year                                             --        --           --            --             --     (2,608,854)

Accrued dividends on the Series A and B
 preferred stock                                              --        --           --            --             --        (86,872)

------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                              126,261,182   126,261   44,893,602            --      1,592,316    (44,113,547)

------------------------------------------------------------------------------------------------------------------------------------


See accompanying notes
e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended March 31,


                                                                                  2000           1999
                                                                                   $              $
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                                           (2,608,854)    (2,595,476)
Adjustments to reconcile loss to net cash used by
operating activities:
 Depreciation and amortization                                                  58,242         48,600
 Loss (gain) on disposal of property and equipment                                  --         11,233
 Professional services paid by issuance of common stock                         94,829             --
 Non-cash compensation                                                              --         50,900
 Non-cash interest expense                                                      82,499        673,197
Changes in assets and liabilities:
 Accounts receivable                                                          (211,939)        (6,134)
 Amounts receivable on research and development contract                        92,725         75,256
 Inventory                                                                     (32,692)       133,844
 Prepaid expenses and other                                                        502          1,279
 Accounts payable, trade                                                       (26,852)       (84,974)
 Other accounts payable and accrued liabilities                                (16,904)        (2,644)
 Accrued lease liability                                                       (22,934)           793
 Accrued employee benefits                                                      43,116         57,103
---------------------------------------------------------------------------------------------------------
Cash (used in) operating activities                                         (2,548,262)    (1,637,023)
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                            (125,497)        (3,880)
Proceeds on disposal of property and equipment                                      --         12,109
---------------------------------------------------------------------------------------------------------
Cash provided by (used in) investing activities                               (125,497)         8,229
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Repayment of term note payable                                                (126,181)       (12,235)
Proceeds from 15% promissory notes payable                                          --        500,000
Repayment on 15% promissory notes payable                                      (50,000)            --
Proceeds from 12% convertible promissory notes payable                              --      1,000,000
Proceeds from sale of Series B preferred stock, net of issuance costs        2,750,000             --
Proceeds from exercise of warrants                                           2,584,190        245,625
Proceeds from exercise of stock options                                        643,150             --
---------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                        5,801,159      1,733,390
---------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents during the year                        3,127,400        104,596
Cash and cash equivalents, beginning of year                                   166,966         62,370
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                       3,294,366        166,966
---------------------------------------------------------------------------------------------------------

See accompanying notes
e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation, (the "Company") is incorporated under the laws of Delaware and is engaged, through its wholly owned subsidiary, in research and development, manufacturing, and marketing advanced electronic products.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $44,113,547 at March 31, 2000 [1999 - $38,936,016]. A substantial portion of the losses is attributable to marketing costs of the Company's new technology and substantial investments in research and development of technologies. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) focusing on the supply of product under an existing OEM contract; (b) expanding sales and marketing to additional OEM markets; and (c) controlling overhead and expenses. There can be no assurance the Company can attain profitable operations in the future.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, e.Digital Corporation (a company incorporated in the State of California). All significant intercompany accounts and transactions have been eliminated.

Comparative figures

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Use of estimates

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

Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, amounts receivable on research and development contracts, accounts payable trade, other accounts payable and accrued liabilities, accrued lease liability accrued employees benefits, 15% promissory notes payable, term notes payable and redeemable preferred e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

stock. Unless otherwise stated the recorded value of the financial instruments approximates their fair values. The Company has not entered into foreign exchange derivative contracts.

Translation of foreign currencies

Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated into U.S. dollars at the rates prevailing on the respective transaction dates. Gains and losses on foreign currency transactions, which have not been material, are reflected in the consolidated statements of operations.

Loss per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of an entity. Stock options, warrants, and redeemable convertible preferred stock exercisable into 7,355,251 shares of common stock were outstanding as at March 31, 2000 and stock options, warrants and prepaid warrants exercisable into 29,011,591 shares of common stock were outstanding as at March 31, 1999. These securities were not included in the computation of diluted earnings (loss) per share because they are antidilutive, but they could potentially dilute earnings
(loss) per share in future years.

Revenue recognition

The Company recognizes license revenue and product revenue upon shipment of a product to the customer if a signed contract exists, the fee is fixed and determinable and collection of resulting receivables is probable. Research and development contract revenue is recognized in the period the related research and development expenditures are incurred. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned.

Cash equivalents

Cash equivalents, consisting of commercial paper with maturities of less than 90 days, certificates of deposit and money market funds, are recorded at amortized cost, which approximates market value.

Inventory

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

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

Intangible assets

Intangible assets include third party costs relating to obtaining patents, which are deferred when management is reasonably certain the patent will be granted. Such costs are be amortized to operations over the life of the patent. If management determines that development of products to which patent costs relate is not reasonably certain, or that deferred patent costs exceed net recoverable value, such costs are charged to operations.

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999


2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Advertising

Advertising costs are charged to expense as incurred.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2000 and 1999, there were no material differences between comprehensive income and net loss for the year.

Segment information

The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment.

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

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of

SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company has not completed its assessment of the impact of SAB 101 and has not determined its effect, if any, on its future reported results of operations.

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, " Accounting for Certain Transactions Involving Stock Compensation"("FIN 44"). This statement is effective for certain transactions from December 15, 1998 and is to be applied commencing July 1, 2000. The Company has not completed its assessment of the impact of FIN 44 and has not determined its effect, if any, on its future reported results of operations.

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

Amounts owing from two major customers comprise 89% and 11%, respectively of the accounts receivable at March 31, 2000. Amounts owing from three major customers comprised, 46%, 28% and 15%, respectively of the accounts receivable at March 31, 1999.

4. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one major customer comprise 90% of revenue in 2000. Sales to three major customers comprised 57%, 20% and 11%, respectively, of revenues in 1999. The Company has entered into a supply agreement with one supplier for the production of products. The Company has no other significant suppliers.

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999

5. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:

                                                                         2000         1999
                                                                           $            $
-----------------------------------------------------------------------------------------------------
Non-cash financing activities:
 Professional services paid through the reduction of a warrant
   exercise price and the issuance of common stock                      94,829           --
 Compensatory stock options                                                 --        9,900
 Common stock issued on conversion of 12% convertible
 promissory notes payable                                                   --    1,000,000
 Common stock issued on conversion of secured notes payable                 --      500,000
 Common stock issued on conversion of Series A preferred stock         346,975      740,824
 Common stock issued on conversion of Series B preferred stock       3,079,572           --
 Value assigned to 137,615 warrants granted in connection
  with the issuance of the Series B preferred stock                    275,000       46,500
 Deemed dividend on 195,000 warrants granted in connection with
  issuance of Series B preferred stock                                 390,000           --
 Accrued dividends on Series A and B preferred stock                    86,872      102,368
 Unamortized non-cash financing charges included in 15%
 promissory notes payable                                                   --       82,499
 Common stock issued on exercise of prepaid warrants                   261,047      642,949
 15% Promissory note principal applied to warrant exercise             450,000           --
Cash payments for interest and income taxes were as follows:
 Interest                                                               49,714       81,086
 Taxes                                                                      --           --
-----------------------------------------------------------------------------------------------------

6. INVENTORY

Inventory balance at March 31, 2000 and March 31, 1999 is comprised solely of raw materials. During 1999, the Company wrote-off all remaining finished goods, consisting of electronic products which the Company no longer manufactured.


7. PROPERTY AND EQUIPMENT
                                                                           Accumulated
                                                                         depreciation and   Net book
                                                                Cost       amortization      value
                                                                 $              $              $
-----------------------------------------------------------------------------------------------------
2000
Computer hardware and software                                 230,467            171,295     59,172
Furniture and equipment                                         49,069             48,316        753
Machinery and equipment                                         66,092             39,017     27,075
Leasehold improvements                                          52,487              8,283     44,204
Testing equipment                                               13,400              2,233     11,167
-----------------------------------------------------------------------------------------------------
                                                               411,515            269,144    142,371
-----------------------------------------------------------------------------------------------------
1999
Computer hardware and software                                 195,988            135,055     60,933
Furniture and equipment                                         48,258             47,474        784
Machinery and equipment                                         37,108             29,221      7,887
Leasehold improvements                                           4,664              1,593      3,071
-----------------------------------------------------------------------------------------------------
                                                               286,018            213,343     72,675
-----------------------------------------------------------------------------------------------------

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999

8. TERM NOTE PAYABLE

                                                                                                        2000       1999
                                                                                                          $          $
-------------------------------------------------------------------------------------------------------------------------
Term note payable, unsecured, interest at 10% per annum, with monthly payments of principal
 and interest of $5,000, maturing February 2002.                                                          --    126,183

Less: current portion                                                                                     --     28,020
-------------------------------------------------------------------------------------------------------------------------
                                                                                                          --     98,163
-------------------------------------------------------------------------------------------------------------------------

In January 1999, the Company granted the term note payable holder, warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share through January 2002 in consideration for amending certain terms on the above term note. The estimated fair value of the warrants granted at the date of issuance was $2,750 and has been recorded in the statements of operations. The Black Scholes options pricing model was used to value the warrants with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.16 and an expected life of 1.5 years. The term note was retired during the year ended March 31, 2000.

9. NOTES PAYABLE

[a] Secured notes payable

In June 1997, the Company issued $500,000 of secured convertible 12% notes payable ("Secured Notes") for cash. Interest is payable quarterly in cash and the Secured Notes were due on September 30, 1999. The Secured Notes were collateralized by the Company's issued and pending patents and Flashback technology. The Secured Notes were convertible into common stock at the lowest conversion price of the prepaid warrants [note 14], which was fixed at $0.0875 per share. Upon a distribution in shares, subdivision, split-up, combination, reclassification or other change in the common stock, the conversion price of the Secured Notes is the lesser of $0.0875 (or lower amount effective at the time) or 70% of the average closing bid price of the common stock for the 20 trading days after each such event. Pursuant to the terms of the Secured Notes, during 1999 the Company issued 5,714,284 shares of common stock upon the conversion of the Secured Notes, and warrants to purchase an additional 5,714,284 shares of common stock exercisable for three years at $0.0875 per share. During the year ended March 31, 1999, the Company issued warrants to purchase 1,117,857 shares of common stock through March 2002 at $0.15 per share as an inducement to exercise the existing warrants. Through March 31, 2000, 2,907,142 [1999 - 2,807,142] shares of common stock were issued upon exercise of these warrants for cash of $254,375 [1999 - $245,625].

[b] 12% Convertible promissory notes payable

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

In connection with the sale of the 12% Convertible Notes, the Company issued warrants to purchase 571,429 common shares at $0.0875 per share, which expire on June 30, 2000 and granted warrants to two officers and shareholders of the Company, to purchase an aggregate of 2,000,000 common shares at $0.10 per share, which expire on June 12, 2003, for certain guarantees and inducements granted to the purchasers of the 12% Convertible Notes. The estimated fair value of the warrants at the date of issuance was $100,000 and was recorded as non-cash interest expense during the year ended March 31, 1999.

The Black Scholes options pricing model was used to value the warrants with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.40 and an expected life of five years.

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999


9. NOTES PAYABLE (cont'd.)

[c] 15% Promissory notes payable

In December 1998 and January 1999, the Company issued $500,000 of 15% unsecured, subordinated, promissory notes payable ("15% Promissory Notes") for cash to assist in the completion of its research and development projects. Interest is payable quarterly in cash and the notes are due December 31, 1999.

In connection with the sale of the 15% Promissory Notes, the Company issued warrants to purchase 5,000,000 common shares at $0.10 per share, which expire June 30, 2000. The estimated fair value of the warrants at issuance was $110,000 and is being amortized as non-cash interest expense over the term of the 15% Promissory Notes. The Black Scholes options pricing model was used to value the warrants with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.10 and an expected life of 1.5 years.

The Company retired $450,000 of the 15% promissory notes during the year ended March 31, 2000 by applying $450,000 receivable upon the exercise of 4,500,000 warrants by the noteholders. In December 1999, the balance of the note principal of $50,000 was repaid in cash to the noteholders. Interest on the 15% Promissory Notes, amounting to $49,714, was paid during the year ended March 31, 2000. The unamortized discount of $82,499 was charged to the statement of operations during the year ended March 31, 2000.

10. RESEARCH AND DEVELOPMENT CONTRACTS

In January 1997, the Company entered into a long-term contract with an third party company to provide research and development services with respect to a digital recorder. To date the Company has received aggregate cash payments of approximately $935,000 for engineering development services and has incurred $1,563,000 in direct costs associated with the contract. Development services were completed as of March 31, 2000. Pursuant to the contract the Company is obligated to provide production and delivery of finished product to certain specifications through December 26, 2001. The Company has entered into a separate supply agreement for the production of these products.

In August 1998, the Company entered into a development contract with a third party company to develop a reference design and initial prototypes of an advanced digital recorder. Total payments received to date on the contract aggregate $81,000 [1999 - $81,000].

The Company provides other contract development pursuant to purchase orders or agreements with third parties from time to time in the normal course of its business.

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999

11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $1,059,000 [1999, $1,095,000] has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                         2000           1999
                                                           $              $
-------------------------------------------------------------------------------
Deferred tax liabilities
Tax over book depreciation                            341,000        339,000
-------------------------------------------------------------------------------
Total deferred tax liabilities                        341,000        339,000
-------------------------------------------------------------------------------
Deferred tax assets
Net operating loss carryforwards                   12,371,000     11,331,000
Other                                                 328,000        307,000
-------------------------------------------------------------------------------
Total deferred tax assets                          12,699,000     11,638,000
Valuation allowance for deferred tax assets       (12,358,000)   (11,299,000)
-------------------------------------------------------------------------------
Net deferred tax assets                               341,000        339,000
-------------------------------------------------------------------------------
Net deferred tax balance                                   --             --
-------------------------------------------------------------------------------

The net provision for income taxes in 2000 and 1999 is $Nil as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

                                         Liability method
                                         ----------------
                                           2000     1999
                                            %        %
-----------------------------------------------------------
U.S. federal statutory rate                35.0     35.0
U.S. federal net operating loss rate      (35.0)   (35.0)
U.S. state tax rate                          --       --
-----------------------------------------------------------
Effective rate on operating loss             --       --
-----------------------------------------------------------

The Company has U.S. net operating loss carryforwards available at March 31, 2000 of approximately $32,504,000 [1999 - $29,945,000] and $17,293,000 [1999 -
$14,787,000] for federal and state tax purposes, respectively, to offset income in future years. These carryforwards will begin to expire in the years 2006 and 2000, respectively, unless previously utilized. The tax losses of the Company identified above may be subject to limitation arising from changes of ownership over the three year statutory testing period.

12. CAPITAL STOCK

Authorized capital

The authorized capital of the Company consists of 200,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $.001 per share.

Common stock

The issued common stock of the Company consisted of 126,261,182 and 97,321,297 common shares as of March 31, 2000 and 1999, respectively.

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999


12. CAPITAL STOCK (cont'd.)

Redeemable preferred stock

Series A
The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock in one or more series from time to time by action of the Board of Directors. During September 1997, the first series, consisting of up to 100,000 shares, was designated by the Board of Directors as Series A (the "Series A stock"). During September and October 1997, the Company sold 99,500 shares of Series A stock at $10 per share for gross proceeds of $995,000 and net proceeds of $962,500. The Series A stock has voting rights equal to the number of shares of common stock into which the Series A stock is convertible. Dividends of 8% per annum are cumulative and may be payable in cash or shares of common stock, at the Company's election. The Series A stock has a liquidation preference of $10 per share, plus accrued and unpaid dividends, with no participation after the liquidation preference is paid.

During the year ended March 31, 2000, a total of $346,975 [1999- $740,824] of Series A stock and dividends were converted into 4,006,995 [1999 - 8,466,565] shares of common stock. The cumulative amount of unpaid dividends at March 31, 2000 is $3,838 [1999 - $39,205] which has been recorded as an increase in the carrying value of the Series A stock.

Each share of Series A stock is currently convertible into 137.37 [1999 - 118.90] shares of common stock computed by dividing $10 plus accrued and unpaid dividends by the lesser of (i) $0.0875 or (ii) 80% of the average closing bid price for the common stock for the ten trading days immediately following any and each distribution in shares, subdivision, split-up, combination, reclassification or other change in common stock. At March 31, 2000, the 1,900 [1999 - 32,500] shares of Series A stock outstanding would have been convertible into approximately 261,000 shares of common stock [1999 - 4.2 million]. The Company is required to redeem the Series A stock on September 1, 2000 and upon the occurrence of certain other events. The Company may redeem the Series A stock earlier only if there are sufficient shares available for conversion of the Series A stock. The redemption price is $10 per share plus accrued and unpaid dividends if there are sufficient shares available for the conversion of the Series A stock, otherwise the redemption price is equal to the greater of
(i) $10 per share plus accrued interest and unpaid dividends or (ii) an amount equal to a five day market price multiplied by the number of common shares into which the Series A stock would be convertible if shares were authorized, plus a 10% premium.

Series B
On June 25, 1999, the Company issued 300, 7% Series B convertible preferred stock (the "Series B stock"), par value $.001, for cash of $10,000 per share and gross proceeds of $3,000,000. Dividends of 7% per annum are cumulative and are payable, with certain exceptions, either in cash or in shares of common stock at the election of the Company. The dollar amount of Series B stock, is convertible into fully paid and nonassessable shares of common stock of the Company at a conversion price which is the lower of (i) $2.00 per share or (ii) a per share amount computed on each of two adjustment dates (30 and 60 days after registration of the underlying shares), but not less than $1.50 per share except as may be subsequently modified as a consequence of certain possible penalties and other adjustments. The conversion price on the two adjustment dates is computed at a premium to the average of the three lowest of the ten day closing bid market prices prior to and including each adjustment date. On September 8, 1999, the adjusted conversion price was determined to be $1.50 in accordance with the terms of the agreement set out above. The adjusted conversion price resulted in a beneficial conversion feature in the amount of $1,200,000 because the adjusted conversion price was less then the fair market value of the common stock when the preferred shares were issued. This has been recorded as a beneficial conversion feature on the issuance of the Series B stock and increases the loss attributable to common shareholders and the resulting loss per share for the year ended March 31, 2000.

The Series B stock was redeemable in certain instances at the Company's option and at the holder's election upon the occurrence of certain triggering events. The Series B stock was subject to automatic conversion on June 24, 2002, subject to certain conditions.

In connection with the Series B stock financing, the Company incurred placement agent fees and legal and related costs of approximately $250,000 and issued warrants to purchase 137,615 common shares of the Company with an exercise price
of $3.27 per share until June 24, 2004.   The fair value of the warrants granted
was estimated at $275,000 on the date of the grant using the Black Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999



12. CAPITAL STOCK (cont'd.)

6%, expected volatility of 1.844 and an expected life of 5 years. This amount was been recorded as a cost of issuance by reducing Series B stock capital and increasing common stock additional paid in capital.

In addition, in connection with the issuance of the Series B stock, the Company issued to the Series B stock holders, warrants to purchase 195,000 shares of Common Stock at $2.40 per share until June 24, 2004. The fair value of the warrants granted was estimated at $390,000 on the date of the grant using the Black Scholes options pricing model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.844 and an expected life of 5 years. A portion of the proceeds received, allocated to the warrants, has been recorded as an increase in common stock additional paid in capital. During the year ended March 31, 2000, all 300 shares of Series B stock and accrued dividends of $79,572 were converted, in accordance with the terms of the Series B stock agreement, into 2,053,049 shares of common stock.

Stock options

The Company maintains two stock option plans. The 1992 Stock Option Plan is a non-qualified stock option plan, which entitles certain directors and key employees to purchase common shares of the Company. A maximum of 10% of outstanding common shares are authorized for grant under the Plan. Options are granted at a price not less than fair market value at the date of grant, and are subject to approval of the Board of Directors. The 1994 Stock Option Plan entitles certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 10,000,000 shares, as amended and approved by shareholders on July 25, 1996 and January 5, 1998. On April 29, 1999, the directors authorized the registration of the 10,000,000 common shares under the Company's 1994 Stock Option Plan. In addition, the directors authorized the issuance of 250,000 common shares to be issued to consultants in consideration of consulting services rendered to the Company. The 1994 Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options.

During 2000, 3,500,000 [1999 - 3,777,660] options were granted at exercise prices ranging from $1.27 to $5.46 per share [1999 - $0.0875 to $0.10]. Options granted during 2000 and 1999 were under the 1994 Stock Option Plan. The following table summarizes stock option transactions:

                                                                    Weighted average
                                                                         Shares          exercise price
                                                                            #                  $
---------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                                                 2,735,340            0.2220
Granted                                                                 3,777,660            0.0940
Expired                                                                   (44,000)           2.8400
Forfeited                                                                (135,000)           0.0875
---------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                                                 6,334,000            0.1362
Granted                                                                 3,500,000            4.7529
Exercised                                                              (3,801,184)           0.1765
Expired                                                                   (60,000)           3.5125
---------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                                                 5,972,816            2.7867
---------------------------------------------------------------------------------------------------------


The following table summarizes the number of options exercisable at March 31, 2000 and the weighted average exercise prices and remaining contractual lives of the options.

                                                                                                     Weighted average
                                                                                          Weighted     exercise price
            Range of                      Number          Number         Weighted          average         of options
            exercise             outstanding at   exercisable at          average        remaining     exercisable at
             prices              March 31, 2000   March 31, 2000   exercise price      contractual     March 31, 2000
                $                      #                 #               $                    life              $
      ----------------------------------------------------------------------------------------------------------------
          0.0875 to 0.10           2,623,316        2,623,316           0.0919         3.11 years            0.0925
          1.27 to 2.03               475,000          130,000           1.5003         3.85 years            1.3562
          3.375 to 5.46            2,874,500          737,000           5.4585         3.78 years            5.4500
      ----------------------------------------------------------------------------------------------------------------
                                   5,972,816        3,490,316
      ----------------------------------------------------------------------------------------------------------------

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999

12. CAPITAL STOCK (cont'd.)

The non-exercisable options vest over a period of two to three years.

During the year ended March 31, 2000, the Company recorded no compensation expense [1999 - $9,900] under its stock option plan with respect to options granted to non employees.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to employees. Accordingly, no compensation cost has been recognized for the granting of options to employees. Had compensation cost for the stock option plans been determined based on the fair market value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's loss and loss per share for the years ended March 31, 2000 and 1999 would have been increased as follows:

                                                 2000         1999
                                                   $            $
-----------------------------------------------------------------------
Loss attributable to common stockholders       5,177,531    2,697,844
Additional compensation expense                1,173,904      262,157
-----------------------------------------------------------------------
Pro forma loss                                 6,351,435    2,960,001
Pro forma loss per share                            0.06         0.04
-----------------------------------------------------------------------

The pro forma loss per share is not necessarily representative of the effects on reported net income (loss) for future years due to such things as the potential for issuance of additional stock options and warrants in future years.

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0% [1999 - 0%]; expected volatility ranges of 1.92 to 2.03 [1999 - 1.20]; a risk free interest rate of 6% [1999 - 6.0%]; and an expected life of 1 month to 3 years. The weighted average fair value of the options granted during the year for which the exercise price equals fair market value on the date of grant was $16.6 million. No options were granted during the year with exercise prices that were either above or below the fair market price.

Share warrants

The Company has outstanding share warrants as of March 31, 2000, in connection with private placements and convertible notes payable, entitling the holders to purchase one common share for each warrant held as follows:

          Number of   Exercise price
           warrants        $            Expiration date
       ---------------------------------------------------
          571,429        0.15            March 31, 2002
          500,000        0.10             June 12, 2003
          50,000         0.10          January 15, 2004
       ---------------------------------------------------
          1,121,429
       ---------------------------------------------------

During the year, the Company issued 1,453,570 additional warrants to existing warrantholders to induce them to exercise outstanding warrants. The fair value of the additional warrants was determined using the Black Scholes Option pricing model and amounted to $1,281,805 which has been recorded as a charge to retained earnings. The option pricing assumptions include a dividend yield of 0%; expected volatility of ranges of 1.60 to 1.80; a risk free interest rate of 6%; and an expected life of 1.5 years.

Common stock issued for services

During the year ended March 31, 2000, the Company issued 98,867 shares of common stock, based on quoted market prices, to third parties as consideration for the fair value of services provided to the Company.

e.Digital Corporation and subsidiary


                            NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

March 31, 2000 and 1999

13. COMMITMENTS

The Company and American Technology Corporation ("ATC"), a company related through common management and ownership, have a joint lease for office space in San Diego, California. The lease expires on July 31, 2002. Office rent expense recorded by the Company for the years ended March 31, 2000 and 1999 was $111,562 and $76,447, respectively.

The total commitments under the joint non-cancelable lease for office space is $624,015 of which the Company's share of the minimum commitments under the operating lease are as follows:

                                                   $
-----------------------------------------------------------
2001                                             159,044
2002                                             165,653
2003                                              55,952
-----------------------------------------------------------
                                                 380,649
-----------------------------------------------------------

The Company could become obligated for the entire lease obligation should ATC default on its share of payments thereon.

14. PREPAID WARRANTS

During 2000, the holders of prepaid warrants, issued in 1997 for cash, converted the remaining balance of $261,047 [1999 - $642,949] of prepaid warrants into 4,493,335 common shares [1999 - 10,783,128] of the Company at a conversion price of $0.0875 [1999 - $0.0875].

15. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering eligible employees. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the years ended March 31, 2000 and 1999, the Company made no matching contributions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   e.Digital  Corporation



                                   By: /s/ ALFRED H. FALK
                                       ------------------------
                                         Alfred H. Falk
                                         Chief Executive Officer and President

Date:  June 27, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                          Position                           Date
      ----                          --------                           ----

/s/ Allen Cocumelli         Chairman of the Board and Director       June 27, 2000
-------------------------
 Allen Cocumelli

/s/ Alfred H. Falk          Chief Executive Officer, President       June 27, 2000
-------------------------   and Director
 Alfred H. Falk             (principal executive officer)


/s/ Renee Warden            Controller and Assistant Secretary       June 27, 2000
-------------------------   (principal financial officer)
 Renee Warden

/s/ Robert Putnam           Vice President, Secretary and Director   June 27, 2000
-------------------------
 Robert Putnam

/s/ Walter Matthews         Director                                 June 27, 2000
-------------------------
 Walter Matthews

/s/ Victor G. Ramsauer      Director                                 June 27, 2000
-------------------------
 Victor G. Ramsauer