Form 10QSB
period 2000-06-30
E DIGITAL CORP
filed 2000-08-10
CIK 886328

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         Commission File Number 0-20734


                              e.DIGITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             33-0865123
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Empl. Ident. No.)
 incorporation or organization)


13114 Evening Creek Drive South, San Diego, California           92128
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                 (858) 679-1504
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $0.001                              126,389,067
--------------------------------------------------------------------------------
          (Class)                                (Outstanding at August 4, 2000)


Transitional Small Business Disclosure Format (check one): YES [X]  NO [_]

================================================================================
e.DIGITAL CORPORATION



                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of June 30, 2000 and
                  and March 31, 2000 ....................................    3

                  Consolidated Statements of Operations for the three
                  months ended June 30, 2000 and 1999 ...................    4

                  Consolidated Statements of Cash Flows for the three
                  months ended June 30, 2000 and 1999 ...................    5

                  Notes to Interim Consolidated Financial Statements ....    6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................    10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ......................................    12
         Item 2. Changes in Securities ..................................    13
         Item 3. Defaults Upon Senior Securities ........................    13
         Item 4. Submission Matters to a Vote of Security Holders .......    13
         Item 5. Other Information ......................................    13
         Item 6. Exhibits and Reports on Form 8-K .......................    13


SIGNATURES ..............................................................    14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

e.DIGITAL CORPORATION AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 JUNE 30,       MARCH 31,
                                                                                   2000           2000
                                                                                     $              $
                                                                                -----------    -----------
ASSETS
Current
Cash and cash equivalents ...................................................     2,602,717      3,294,366
Accounts receivable, trade ..................................................       167,190        272,732
Inventory [note 5] ..........................................................        63,850         79,599
Prepaid expenses and other ..................................................         8,459          8,459
                                                                                -----------    -----------
Total current assets ........................................................     2,842,216      3,655,156
                                                                                -----------    -----------
Property and equipment, net of accumulated depreciation of
   $284,522 and $269,144, respectively ......................................       133,835        142,371
Intangible assets, net of accumulated amortization of
   $15,663 and $15,052, respectively ........................................         8,746          9,357
                                                                                -----------    -----------
   Total assets .............................................................     2,984,797      3,806,884
                                                                                ===========    ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND COMMON STOCKHOLDERS' EQUITY
Current
Accounts payable, trade .....................................................       508,374        571,101
Other accounts payable and accrued liabilities ..............................        20,000         45,000
Accrued lease liability .....................................................       515,000        515,000
Accrued employee benefits ...................................................       126,993        154,311
                                                                                -----------    -----------
    Total liabilities .......................................................     1,170,367      1,285,412
                                                                                -----------    -----------
Redeemable preferred stock [note 6]
Series A, convertible voting preferred stock, $0.001 par value, redeemable at $10 plus accrued and unpaid dividends at
   8% cumulative, 100,000 shares authorized, 1,400 and 1,900 shares
   outstanding, respectively.................................................        17,106         22,840
                                                                                -----------    -----------
Total redeemable preferred stock ............................................        17,106         22,840
                                                                                -----------    -----------
Common stockholders' equity [note 7]
Common stock, $0.001 par value, authorized 200,000,000,
  126,332,953 and 126,261,182 shares outstanding, respectively ..............       126,333        126,261
Additional paid-in capital ..................................................    44,906,013     44,893,602
Contributed surplus .........................................................     1,592,316      1,592,316
Accumulated deficit .........................................................   (44,827,338)   (44,113,547)
                                                                                -----------    -----------
Total common stockholders' equity ...........................................     1,797,324      2,498,632
                                                                                -----------    -----------
Total liabilities, redeemable preferred stock and common
   stockholders' equity .....................................................     2,984,797      3,806,884
                                                                                ===========    ===========

             See notes to interim consolidated financial statements e.DIGITAL CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ----------------------------
                                                                              2000            1999
                                                                               $                $
                                                                         -----------      -----------
Revenues:
   Products .........................................................        104,042           15,062
   Services .........................................................         21,030           22,239
                                                                         -----------      -----------
                                                                             125,072           37,301
                                                                         -----------      -----------
Cost of revenues:
   Products .........................................................         94,088           14,871
   Services .........................................................         18,822           14,707
                                                                         -----------      -----------
                                                                             112,910           29,578
                                                                         -----------      -----------
Gross profit ........................................................         12,162            7,723
                                                                         -----------      -----------
Operating expenses:
   Selling and administrative .......................................        370,191          166,618
   Research and related expenditures ................................        392,766          214,722
                                                                         -----------      -----------
          Total operating expenses ..................................        762,957          381,340
                                                                         -----------      -----------
Operating loss ......................................................       (750,795)        (373,617)
                                                                         -----------      -----------
Other income (expense):
   Interest income ..................................................         37,004              847
   Interest expense .................................................           --            (21,074)
   Non-cash interest ................................................           --            (27,501)
   Other ............................................................           --               (800)
                                                                         -----------      -----------
          Other income (expense) ....................................         37,004          (48,528)
                                                                         -----------      -----------
Loss and comprehensive loss for the period ..........................       (713,791)        (422,145)
                                                                         -----------      -----------
Loss and comprehensive loss available to common stockholders
  [note 4]...........................................................       (714,163)        (968,117)
                                                                         ===========      ===========
Loss per common share - basic and diluted [note 4] ..................          (0.01)           (0.01)
                                                                         ===========      ===========
Weighted average common shares outstanding ..........................    126,268,483      106,021,410
                                                                         ===========      ===========

             See notes to interim consolidated financial statements e.DIGITAL CORPORATION AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                           --------------------------
                                                                              2000            1999
                                                                                $               $
                                                                           ---------        ---------
OPERATING ACTIVITIES
Loss for the period ....................................................    (713,791)        (422,145)

Adjustments to reconcile loss to net cash used by operating activities:
     Depreciation and amortization .....................................      15,988            8,722
     Professional services paid by issuance of common stock and warrants        --            108,635
     Non-cash interest expense .........................................        --             27,501

Changes in assets and liabilities
     Accounts receivable, trade ........................................     105,542          (62,345)
     Accounts receivable on research and development contracts .........        --             40,000
     Inventory .........................................................      15,749          (68,543)
     Prepaid expenses and other ........................................        --                224
     Accounts payable, trade ...........................................     (62,727)        (122,438)
     Other accounts payable and accrued liabilities ....................     (25,000)         (27,380)
     Accrued employee benefits .........................................     (27,318)         (43,813)
                                                                           ---------        ---------
Cash (used in) operating activities ....................................    (691,557)        (561,582)
                                                                           ---------        ---------
INVESTING ACTIVITIES
Purchase of property and equipment .....................................      (6,842)          (3,652)
                                                                           ---------        ---------
Cash (used in) investing activities ....................................      (6,842)          (3,652)
                                                                           ---------        ---------
FINANCING ACTIVITIES
Repayment of term note payable .........................................        --                750
Proceeds from sale of Series B preferred stock .........................        --          2,750,000
Proceeds from exercise of warrants .....................................        --          1,091,875
Proceeds from exercise of stock options ................................       6,750           70,103
                                                                           ---------        ---------
Cash provided by financing activities ..................................       6,750        3,912,728
                                                                           ---------        ---------
Net (decrease) increase in cash and cash equivalents ...................    (691,649)       3,347,494
Cash and cash equivalents, beginning of period .........................   3,294,366          166,966
                                                                           ---------        ---------
Cash and cash equivalents, end of period ...............................   2,602,717        3,514,460
                                                                           =========        =========
Supplemental disclosures of cash information:
     Cash paid during the period for:
       Interest ........................................................        --             21,074

Supplemental schedule of noncash investing and financing activities:
   Common stock issued on conversion of Series A preferred stock .......      69,771          221,474
   Professional services paid by issuance of common stock ..............        --            108,635
   Common stock issued on exercise of prepaid warrants .................        --            261,047
   Warrants issued for services ........................................        --            275,000

            See notes to interim consolidated financial statements
                      e.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


1. OPERATIONS

The Company is incorporated under the laws of Delaware and is engaged through its wholly-owned subsidiary in developing, manufacturing and marketing advanced electronic products.


2. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary of the same name, based in San Diego, California. The interim consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and for the three month period ended June 30, 2000 and has an accumulated deficit of $44,827,338 at June 30, 2000. A substantial portion of the losses is attributable to marketing costs of the Company's new technology and substantial investments in research and development of technologies. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) focusing on the supply of product under an existing OEM (Original Equipment Manufacturer) contract; (b) expanding sales and marketing to additional OEM customers and markets; and (c) controlling overhead and expenses. There can be no assurance the Company can attain profitable operations in the future.

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

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and the instructions to Form 10-QSB. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The interim consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000.

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ending June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.


3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as extended by SFAS No. 137 and as amended by SFAS No. 138, issued in June 2000, is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The implementation of SAB 101has been deferred to the fourth quarter of the Company's fiscal year 2001.

                      e.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company does not expect the adoption of SAB 101 to have a material effect on the Company's consolidated financial statements.

In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. The Company does not expect that the adoption of EITF 00-2 to have a material effect on the Company's consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.


4. LOSS PER SHARE

The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company is not required to present a diluted loss per common share. Stock options, warrants, convertible notes payable, and convertible preferred stock exercisable into 7,287,731 shares of Common Stock were outstanding as at June 30, 2000. These securities were not included in the computation of diluted loss per common share because of the losses, but could potentially dilute earnings per common share in future periods.

The loss available to common stockholders was increased during the three months ended June 30, 1999 by an imputed deemed dividend of $390,000 based on the value of warrants issued in connection with 7% Series B Convertible Preferred Stock ("Series B stock") [see note 6]. The loss available to common stockholders was also increased by a $150,000 deemed dividend computed from the discount provision included in the Series B stock. The deemed dividends are not contractual obligations on the part of the Company to pay such deemed dividends. The Series A Preferred stock ("Series A stock") provides for a dividend of 8% per annum and the Series B stock provides for a dividend of 7% per annum. The dividends for the period ended June 30, 2000 were $372, which also increases the loss available to common stockholders. The loss available to common stockholders is computed as follows:

                                                        THREE MONTHS ENDED
                                                              JUNE 30,
                                                      -----------------------
                                                         2000         1999
                                                      ---------    ---------
Loss and comprehensive loss .......................   $(713,791)   $(422,145)
Imputed deemed dividend on warrants issued
  with Series B stock .............................        --       (390,000)
Dividends on Series A and B stock .................        (372)      (5,972)
Series B stock dividends computed based on
  imputed discount at issuance ....................        --       (150,000)
                                                      ---------    ---------
Loss available to common stockholders .............   $(714,163)   $(968,117)
                                                      =========    =========

5. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventory consists of raw materials.

                      e.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


6. REDEEMABLE PREFERRED STOCK

Series A
--------
The 1,400 shares of Series A stock outstanding at June 30, 2000 are convertible into shares of Common Stock computed for each preferred share by dividing $10.00 plus accrued and unpaid dividends at 8% per annum by $0.0875, subject to certain future adjustments. The Company is required to redeem the Series A stock at $10.00 per share plus accrued and unpaid dividends on September 1, 2000 and upon the occurrence of certain other events. At of June 30, 2000, the Series A stock was convertible into 195,486 shares of Common Stock. Subsequent to June 30, 2000, 400 shares of Series A stock were converted into 56,114 shares of Common Stock.

Series B
--------
On June 25, 1999, the Company issued 300 shares of convertible Series B stock for cash of $10,000 per share and gross proceeds of $3,000,000. During the third quarter ended December 31, 1999, the 300 shares of Series B stock and accrued dividends of 7% were converted into 2,053,049 shares of Common Stock.


7. COMMON STOCKHOLDERS' EQUITY

The following table summarizes common stockholders' equity transactions during the three month period ended June 30, 2000:

                                                            ADDITIONAL
                                                              PAID-IN     CONTRIBUTED   ACCUMULATED
                                      SHARES      AMOUNT      CAPITAL       SURPLUS       DEFECIT
                                   -----------   --------   -----------   -----------   ------------
Balance, March 30, 2000 .......    126,261,182   $126,261   $44,893,602   $ 1,592,316   $(44,113,547)
Stock issued on exercise of
   stock options ..............          2,000          2         6,748          --             --
Stock issued on conversion of
   Series A stock .............         69,771         70         6,035          --             --
Accrued dividends on the
  Series A stock ..............           --         --            (372)         --             --
Loss for the period ...........           --         --            --            --         (713,791)
                                   -----------   --------   -----------   -----------   ------------
Balance, June 30, 2000 ........    126,332,953   $126,333   $44,906,013   $ 1,592,316   $(44,827,338)
                                   ===========   ========   ===========   ===========   ============


8. WARRANTS AND OPTIONS

At June 30, 2000 warrants were outstanding/exercisable into the following shares of Common Stock.

                                               EXERCISE
                               NUMBER OF        PRICE
DESCRIPTION                     SHARES            $           EXPIRATION DATE
-----------                    ---------       --------       ---------------
Warrants ................        571,429       $   0.15        March 31, 2002
Warrants ................        500,000       $   0.10         June 12, 2003
Warrants ................         50,000       $   0.10       January 15,2004
                               ---------
Total ...................      1,121,429
                               =========

The following table summarizes stock option activity for the period:

                                                NUMBER OF    WEIGHTED AVERAGE
                                                 OPTIONS      EXERCISE PRICE
                                                ---------     --------------
Outstanding at March 31, 2000...............    5,972,816       $ 2.7867
  Granted ..................................         --             --
  Exercised ................................       (2,000)      $ 3.3750
  Expired ..................................         --             --
  Canceled .................................         --             --
                                                 ---------
Outstanding at June 30, 2000................     5,970,816       $ 2.7865
                                                 =========
Exercisable at June 30, 2000................     4,290,816       $ 1.2260
                                                 =========
                      e.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


8. WARRANTS AND OPTIONS (CONTINUED)

Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2000 to 2004 with an average life of 4.41 years.


9. INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. As of March 31, 2000, the Company has U.S. net operating loss carryforwards of approximately $32,504,000 and $17,293,000 for federal and state taxes purposes, respectively. These carryforwards will begin to expire in the calendar years 2006 and 2000, respectively, unless previously utilized. The tax losses of the Company may be subject to limitation arising from changes of ownership over the three year statutory testing period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2000.

GENERAL
We offer an engineering partnership for leading electronics companies to create portable digital devices that can link to PCs and the Internet. We market to OEMs (Original Equipment Manufacturers) complete end-to-end solutions for delivery and management of open and secure digital media with a focus on music players/recorders and portable digital voice recorders. Services offered by us range from the licensing of our patented MicroOS(TM) file management system to custom software and hardware development, industrial design and manufacturing services, often incorporating the OEM's unique or proprietary features and/or technology. We focus our marketing efforts on OEMs in a range of digital processing markets including dictation equipment, digital music, consumer electronics, digital image and video and other portable product markets. Our revenue will result from a combination of fees from licensing, engineering services, manufacturing services, warranty services, industrial design services, and unit royalty payments.

We recently commenced delivery of digital dictation products that we developed under contract for Lanier Worldwide, Inc. ("Lanier"). Shipments of the products, known as "Cquence Mobile," are pursuant to our agreement with Lanier signed in 1997, and which expires at the end of December 2001. On April 27, 2000, Lanier announced that it intends to sell its voice processing (dictation) business which, we are informed, would include the Cquence Mobile line. Details of the transaction, including the identity of the potential buyer or buyers and the time frame for the transaction, are not known at this time. We do not know the impact, if any, that any such transaction, if consummated, would have on future orders under the Lanier agreement. Subsequent to June 30, 2000, we delivered to Lanier approximately $800,000 of product to be reflected in the second fiscal 2001quarter. The loss of a customer could have a material adverse impact on our results of operations.

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

We are also developing portable solutions for the emerging mobile enterprise industry that is implementing voice and voice processing incorporate-wide environments involving mobile, wireless, and/or desktop technology.

We have incurred operating losses in each of the last three fiscal years and these losses have been material. We have incurred an operating loss of $2.5 million in 1999 and $2.6 million in fiscal year 2000. Our current level of monthly cash operating costs is approximately $250,000 per month. However, we may increase expenditure levels in future periods to support our digital music business and to support our OEM customers. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

RESULTS OF OPERATIONS
For the first three months of fiscal 2001, we reported revenues of $125,072, a 235% increase from revenues of $37,301 for the first three months of fiscal 1999. Product sales increased in the current period due to OEM shipments while service revenues decreased primarily due to a decline in OEM development services revenues. For the first quarter of fiscal 2000 there were three customers who accounted for total revenue and one customer accounted for total revenue in the first quarter of fiscal 2001. The loss of a customer could have a material adverse impact on our results of operations.

Revenue for the first three months of fiscal 2001 included product revenue of $104,042 compared to $15,062 for the prior year's first three months. The increase is due from our OEM product shipments to Lanier. Product revenue generated a gross profit for the three months ended June 30, 2000 of $9,954 compared to a gross profit of $191 for the first three months of fiscal 2000.

Service revenues for the first three months of fiscal 2001 were $21,030 compared to $22,239 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon limited number of projects. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption and enhance our revenues.

For the three months ended June 30, 2000, we reported a gross profit of $12,162 compared to a gross profit of $7,723 for the first three months of fiscal 2000. Cost of sales for the three months ended June 30, 2000 consisted of $94,088 of product costs and $18,822 of contract services consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we can not guarantee that we can attain positive gross margins in the future or with future customers. At the present time warranty reserves are not material and we do not anticipate significant warranty costs in future periods. Our contract supply agreement provides a twelve month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended June 30, 2000, were $762,957, as compared to $381,340 for the three months ended June 30, 1999. Selling and administrative costs aggregated $370,191 in the first three months of fiscal 2001 compared to $166,618 in the prior period. The $203,573 increase in selling and administrative costs resulted primarily from an increase in personnel expenditures and associated costs of $113,655; an increase of $16,866 in accounting and auditing costs; and an increase of $51,838 in public relations and related costs. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to increased personnel costs.

Research and related expenditures for the three months ended June 30, 2000 were $392,766, as compared to $214,722, for the three months ended June 30, 1999. The $178,044 increase in research and development costs resulted primarily from an increase in preproduction and other related costs of $14,549; and an increase in engineering personnel and related costs of $160,849 resulting from a greater percentage of in-house development compared to contract services. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $750,795 for the three months ended June 30, 2000, as compared to operating loss of $373,617 for the three months ended June 30, 1999. The increase resulted primarily from increased operating expenses. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is substantial uncertainty about future operating results and the results for the first three months are not necessarily indicative of operating results for future periods or the fiscal year.

We had no cash interest expense for the three months ended June 30, 2000 as compared to $21,074 for the prior period.

We reported a loss for the first three months of the current fiscal year of $713,791 as compared to a loss of $422,145 for the prior year's first three months.

The loss available to common stockholders for the three months ended June 30, 2000 and 1999 is $714,163 and $968,117 respectively. Included in the loss available to common stockholders for the period ending June 30, 2000 is accrued dividends on the Series A stock of $372. For the period ending June 30, 1999 the loss available to common stockholders includes $390,000 of imputed dividends on the issuance of warrants with the Series B stock, $5,972 of dividends on the Series A and B stock and $150,000 related to the imputed discount at issuance of the Series B stock.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2000, we had working capital of $1,671,849 compared to a working capital of $2,369,744 at March 31, 2000. We had $63,850 of working capital invested in inventory at June 30, 2000.

For the three months ended June 30, 2000, net cash decreased by $691,649. Cash used in operating activities was $691,557. Major components using cash were a loss of $713,791 reduced by $15,988 of aggregate depreciation and amortization. The major change in assets and liabilities providing cash from operating activities was a reduction of $105,542 in accounts receivable, trade and a reduction of $15,749 in inventory. The major changes in assets and liabilities using operating cash was a reduction in accounts payable, trade of $62,727, a reduction in other accounts payable and accrued liabilities of $25,000 and a reduction in accrued employee benefits of $27,318.

At June 30, 2000, we had cash on hand of approximately $2.6 million. Other than these cash resources and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position assuming (a) continuation of existing OEM arrangements, (b) currently planned expenditures and level of operation, (c) product sales against existing orders; we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of OEM shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

BUSINESS RISKS
This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

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

                                       e.DIGITAL CORPORATION

Date:    August 10, 2000               By:  /s/ RENEE WARDEN
                                          --------------------------------------
                                          Renee Warden
                                          Controller
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign on
                                          behalf of the Registrant)