Form 10QSB
period 2000-09-30
E DIGITAL CORP
filed 2000-11-14
CIK 886328

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   -
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                         Commission File Number 0-20734

                             e.Digital Corporation
             (Exact name of registrant as specified in its charter)

                 Delaware                                     33-0865123
                 --------                                     ----------
     (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
     incorporation or organization)

13114 Evening Creek Drive South, San Diego, California                 92128
---------------------------------------------------------            ----------
     (Address of principal executive offices)                        (Zip Code)

                                 (858) 679-1504
                                 --------------
              (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X    NO
                                                               -       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $0.001                          127,238,572
------------------------------                          -----------
          (Class)                           (Outstanding at November 7, 2000)

Transitional Small Business Disclosure Format (check one): YES X  NO
                                                               -

================================================================================
e.DIGITAL CORPORATION




                                     INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited):

              Independent Accountants Report on the Review of the Interim
              Financial Information                                           3

              Consolidated Balance Sheets as of September 30, 2000 and
               March 31, 2000                                                 4

              Consolidated Statements of Operations for the three and six
              months ended September 30, 2000 and 1999                        5

              Consolidated Statements of Cash Flows for the six
              months ended September 30, 2000 and 1999                        6

              Notes to Interim Consolidated Financial Statements              7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              14
     Item 2.  Changes in Securities                                          14
     Item 3.  Defaults Upon Senior Securities                                14
     Item 4.  Submission of Matters to a Vote of Security Holders            14
     Item 5.  Other Information                                              14
     Item 6.  Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                   15


          INDEPENDENT ACCOUNTANTS REPORT ON THE REVIEW OF THE INTERIM
                             FINANCIAL INFORMATION


To the Board of Directors of
e.Digital Corporation and subsidiary

We have reviewed the accompanying consolidated balance sheet of e.Digital Corporation and subsidiary as of September 30, 2000 and the related consolidated statements of operations for the three-month and six-month periods ended September 30, 2000 and the consolidated statements of cash flows for the six-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management. We did not make a similar review of the consolidated balance sheet of e.Digital Corporation and subsidiary as of September 30, 1999 and the related consolidated statements of operations for the three-month and six-month periods ended September 30, 1999 and the consolidated statements of cash flows for the six-month period ended September 30, 1999.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at September 30, 2000 and for the three month and six month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of e.Digital Corporation and subsidiary as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended, not presented herein, and in our report dated June 1, 2000, we expressed an unqualified opinion on those consolidated financial statements which included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern described in note 1 to the consolidated financial statements for the year ended March 31, 2000. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Vancouver Canada                           /s/ ERNST & YOUNG LLP
November 7, 2000                           Chartered Accountants

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                      September 30, 2000         March 31, 2000
                                                                                               $                       $
                                                                                   -------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                                          2,066,980              3,294,366
Accounts receivable, trade                                                                           229,132                272,732
Inventory [note 5]                                                                                    36,139                 79,599
Prepaid expenses and other                                                                            10,360                  8,459
                                                                                   -------------------------------------------------
Total current assets                                                                               2,342,611              3,655,156
                                                                                   -------------------------------------------------
Property and equipment, net of accumulated depreciation of
   $172,428 and $269,144, respectively                                                               170,203                142,371
Intangible assets, net of accumulated amortization of
   $16,273 and $15,052, respectively                                                                   8,136                  9,357
                                                                                   -------------------------------------------------
    Total assets                                                                                   2,520,950              3,806,884
                                                                                   =================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND COMMON STOCKHOLDERS' EQUITY
Current
Accounts payable, trade                                                                              482,019                571,101
Other accounts payable and accrued liabilities                                                        20,000                 45,000
Accrued lease liability                                                                              515,000                515,000
Accrued employee benefits                                                                            160,693                154,311
                                                                                   -------------------------------------------------
    Total liabilities                                                                              1,177,712              1,285,412
                                                                                   -------------------------------------------------

Redeemable preferred stock [notes 6 and 10]
Series A, convertible voting preferred stock, $0.001 par value, redeemable at $10 plus accrued and unpaid dividends at 8% cumulative,
  100,000 shares authorized, Nil and 1,900 shares outstanding, respectively                                -                 22,840
                                                                                   -------------------------------------------------
Total redeemable preferred stock                                                                           -                 22,840
                                                                                   -------------------------------------------------
Commitments and Contingencies

Common stockholders' equity [note 7]
Common stock, $0.001 par value, authorized 200,000,000,
  127,238,572 and 126,261,182 shares outstanding, respectively                                       127,238                126,261
Additional paid-in capital                                                                        45,003,572             44,893,602
Contributed surplus                                                                                1,592,316              1,592,316
Accumulated deficit                                                                              (45,379,888)           (44,113,547)
                                                                                   -------------------------------------------------
Total common stockholders' equity                                                                  1,343,238              2,498,632
                                                                                   -------------------------------------------------
Total liabilities, redeemable preferred stock and common
   stockholders' equity                                                                            2,520,950              3,806,884
                                                                                   =================================================

See notes to interim consolidated financial statements.

e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           For the three months ended     For the six months ended
                                                                                   September 30,                 September 30,
                                                                               2000            1999           2000          1999
                                                                                $               $              $              $
                                                                          ---------------------------------------------------------
Revenues:
   Products                                                                   996,123         125,215      1,100,165        140,277
   Services                                                                   100,163          25,372        121,192         47,611
                                                                          ---------------------------------------------------------
                                                                            1,096,286         150,587      1,221,357        187,888
                                                                          ---------------------------------------------------------
Cost of revenues:
   Products                                                                   848,347          84,353        942,436         99,224
   Services                                                                    20,000          70,430         38,822         85,137
                                                                          ---------------------------------------------------------
                                                                              868,347         154,783        981,258        184,361
                                                                          ---------------------------------------------------------
Gross profit (loss)                                                           227,939          (4,196)       240,099          3,527
                                                                          ---------------------------------------------------------
Operating expenses:
   Selling and administrative                                                 384,812         296,824        755,002        463,442
   Research and related expenditures                                          425,097         331,654        817,862        546,376
                                                                          ---------------------------------------------------------
          Total operating expenses                                            809,909         628,478      1,572,864      1,009,818
                                                                          ---------------------------------------------------------

Operating loss                                                               (581,970)       (632,674)    (1,332,765)    (1,006,291)
                                                                          ---------------------------------------------------------

Other income (expense):
   Interest income                                                             30,749          25,570         67,753         26,417
   Interest expense                                                                 -         (17,390)             -        (38,463)
   Non-cash interest                                                                -         (27,500)             -        (55,001)
   Other                                                                         (800)                          (800)          (800)
                                                                          ---------------------------------------------------------
          Other income (expense)                                               29,949         (19,320)        66,953        (67,847)
                                                                          ---------------------------------------------------------

Loss and comprehensive loss for the period                                   (552,021)       (651,994)    (1,265,812)    (1,074,138)
                                                                          ---------------------------------------------------------
Loss available to common stockholders [note 4]                               (552,179)       (707,446)    (1,266,341)    (2,610,562)
                                                                          =========================================================
Loss per common share - basic and diluted [note 4]                             (0.004)          (0.01)         (0.01)         (0.02)
                                                                          =========================================================
Weighted average common shares outstanding                                126,564,487     112,015,904    126,412,007    110,960,680
                                                                          =========================================================

See notes to interim consolidated financial statements.

e.Digital Corporation and subsidiary

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    For the six months ended
                                                                                          September 30,
                                                                                      2000               1999
                                                                                        $                   $
                                                                                   -------------      ------------
OPERATING ACTIVITIES
Loss for the period                                                                 (1,265,812)        (1,074,138)
Adjustments to reconcile loss to net cash
  used by operating activities:
     Depreciation and amortization                                                       41,045             17,792
     Professional services paid by issuance of common stock and warrants                      -            108,635
     Non-cash interest expense                                                                -             55,001
Changes in assets and liabilities:
     Accounts receivable, trade                                                          43,600           (85,402)
     Accounts receivable on research and development contracts                                -             60,000
     Inventory                                                                           43,460           (78,977)
     Prepaid expenses and other                                                         (1,901)            (7,127)
     Accounts payable, trade                                                           (89,082)           (13,299)
     Other accounts payable and accrued liabilities                                    (25,000)          (107,288)
     Accrued employee benefits                                                            6,382                 -
                                                                                   ------------      ------------
Cash (used in) operating activities                                                 (1,247,308)        (1,124,803)
                                                                                   ------------      ------------
INVESTING ACTIVITIES
Purchase of property and equipment                                                     (67,656)           (57,959)
                                                                                   ------------      ------------
Cash (used in) investing activities                                                    (67,656)           (57,959)
                                                                                   ------------      ------------
FINANCING ACTIVITIES
Repayment of term note payable                                                                -          (126,183)
Proceeds from sale of Series B preferred stock                                                -         2,750,000
Proceeds from exercise of warrants                                                        5,000         1,103,375
Proceeds from exercise of stock options                                                  82,578           169,674
                                                                                   ------------      ------------
Cash provided by financing activities                                                    87,578         3,896,867
                                                                                   ------------      ------------
Net (decrease) increase in cash and cash equivalents                                (1,227,386)         2,714,105
Cash and cash equivalents, beginning of period                                        3,294,366           166,966
                                                                                   ------------      ------------
Cash and cash equivalents, end of period                                              2,066,980         2,881,071
                                                                                   ============      ============
Supplemental disclosures of cash information:
     Cash paid during the period for:
       Interest                                                                               -            38,463
Supplemental schedule of noncash investing and financing activities:
     Professional services paid by issuance of common stock                                   -           108,635
     Common stock issued on exercise of prepaid warrants                                      -           261,047
     Common stock issued on conversion of Series A preferred stock                       23,369           221,474
     Warrants issued for services                                                             -           275,000
     Promissory note principal applied to warrant exercise                                    -           150,000
     Valued assigned to warrants granted in connection with issuance of
      Series B preferred stock                                                                -           275,000
     Deemed dividends on Series A and B preferred stock                                     529            61,424

See notes to interim consolidated financial statements.

                     E.DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              September 30, 2000



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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and for the six month period ended September 30, 2000 and has an accumulated deficit of $45,379,359 at September 30, 2000. A substantial portion of the losses is attributable to marketing costs of the Company's new technology and substantial investments in research and development of technologies.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) focusing on the supply of product under an existing OEM (Original Equipment Manufacturer) contract; (b) expanding sales and marketing to additional OEM customers and markets; (c) controlling overhead and expenses; and (d) raising, if necessary, additional capital and/or financing (see note 10). These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

There can be no assurance the Company can successfully accomplish these steps. Accordingly, the Company's ability to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the six month period ending September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The adoption of SAB 101 has no material effect on the Company's consolidated financial statements.

                     E.DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              September 30, 2000


4.  LOSS PER SHARE

The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company is not required to present a diluted loss per common share. Stock options and warrants, exercisable into 6,548,929 shares of Common Stock were outstanding as at September 30, 2000. These securities were not included in the computation of diluted loss per common share because of the losses, but could potentially dilute earnings per common share in future periods.

The loss available to common stockholders was increased during the six months ended September, 30, 1999 by a value assigned to warrants granted in connection with issuance of Series B Convertible Preferred stock of $275,000 ("Series B stock"). The loss available to common stockholders was also increased by a $1,200,000 beneficial conversion feature computed from the discount provision included in the Series B stock. The Series A Preferred stock ("Series A stock") provides for a dividend of 8% per annum and the Series B stock provides for a dividend of 7% per annum. The dividends for the period ended September 30, 2000 and 1999 were $529 and $61,424, respectively, which also increases the loss available to common stockholders. The loss available to common stockholders is computed as follows:

                                               Six months ended    September 30,
                                                   2000                1999
                                                   ----                ----
Loss                                            $(1,265,812)        $(1,074,138)
Value assigned to warrants granted in
  connection with issuance of Series B
  preferred stock                                         -            (275,000)
Accrued dividends on Series A and B preferred
  stock                                                (529)            (61,424)
Series B preferred stock beneficial conversion
  feature                                                 -          (1,200,000)
                                                -----------         -----------
Loss available to common stockholders           $(1,266,341)        $(2,610,562)
                                                ===========         ===========


5.  INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventory consists of raw materials and production supplies.

6.  REDEEMABLE PREFERRED STOCK

Series A
--------
During the six months ended September 30, 2000, the 1,900 shares of Series A stock and accrued dividends were converted into 267,074 shares of Common Stock.

                     E.DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              September 30, 2000


7. COMMON STOCKHOLDERS' EQUITY

The following table summarizes common stockholders' equity transactions during the six month period ended September 30, 2000:

                                                                                  Additional       Contributed     Accumulated
                                                      Shares        Amount     paid-in capital       surplus         deficit
-----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                            126,261,182     $126,261       $44,893,602       $1,592,316   $(44,113,547)
 Stock issued on exercise of
   stock options                                       660,316          660            81,918                -              -
Stock issued on exercise of
   warrants                                             50,000           50             4,950                -              -
Stock issued on conversion of
   Series A stock                                      267,074          267            23,102                -              -
Accrued dividends on the Series
  A stock                                                    -            -                 -                -           (529)
Loss for the period                                          -            -                 -                -     (1,265,812)
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                        127,238,572     $127,238       $45,003,572       $1,592,316   $(45,379,888)
=============================================================================================================================


8. WARRANTS AND OPTIONS

At September 30, 2000, warrants were outstanding/exercisable into the following shares of Common Stock.


                        Number of        Exercise Price
     Description           Shares              $               Expiration Date
     -------------------------------------------------------------------------
     Warrants             571,429            $0.15              March 31, 2002
     Warrants             500,000            $0.10               June 12, 2003
     -------------------------------------------------------------------------
     Total              1,071,429
     =========================================================================


The following table summarizes stock option activity  for the period:

                                           Number of      Weighted Average
                                            Options        Exercise Price

     Outstanding at March 31, 2000        5,972,816           $2.7867
       Granted                              465,000           $4.2500
       Exercised                           (660,316)          $0.1250
       Expired                                    -                 -
       Canceled                            (300,000)          $5.4600
                                         ----------
     Outstanding at September 30, 2000    5,477,500           $3.0856
                                         ==========
     Exercisable at September 30, 2000    3,102,500           $1.6190
                                         ==========

Options outstanding are exercisable at prices ranging from $0.0875 to $5.53 and expire over the period from 2002 to 2004 with an average life of 3.07 years.

9.  INCOME TAXES

The Company has not provided a tax provision for the current period, due to current losses. As of March 31, 2000, the Company had U.S. net operating loss carryforwards of approximately $32,504,000 and $17,293,000 for federal and state taxes purposes, respectively. These carryforwards will begin to expire in the calendar years 2006 and 2000, respectively, unless previously utilized. The tax losses of the Company may be subject to limitation arising from changes of ownership over the three year statutory testing period.

10. SUBSEQUENT EVENTS

Series C Stock
--------------

On October 5, 2000, we issued 400 shares of Series C Convertible Redeemable Preferred Stock ("Series C stock") for cash of $10,000 per share and gross proceeds of $4,000,000. Dividends of 7% per annum are payable, with certain exceptions,

                     E.DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              September 30, 2000


10. SUBSEQUENT EVENTS (cont'd)

either in cash or in shares of common stock, at our election. The stated dollar amount of Series C stock, is convertible into fully paid and nonassessable shares of common stock at a conversion price $4.33 per share which is fixed for the first 90 days following the original issue date. Commencing 90 days following the original issue date, the conversion price shall equal the lower of
(i) $4.33 and (ii) 90% of the average of the five lowest per share market values during the twenty consecutive trading days immediately preceding the conversion date. The number of shares is subject to a maximum number of shares of common stock that we are required to issue upon conversions of the Series C preferred stock and payment of dividends thereon in shares of common stock is 2,666,666, except as may be subsequently modified as a consequence of certain possible penalties and other adjustments. Such penalties include payment of a liquidated damages amount equal to 2% of the purchase price paid, which is to be payable monthly in cash in the event the registration statement ceases to be effective as to all registrable securities and under certain other circumstances within six months. The Series C stock shall be subject to automatic conversion on October 5, 2002 subject to certain conditions. At November 3, 2000, the Series C stock was convertible into approximately 923,788 shares of common stock.

The Series C stock is redeemable for cash in certain instances at our option and at the holder's election upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share. In addition, certain shares of common stock, which are converted within 30 trading days of an event triggering redemption are subject to repurchase. Because the redemption provisions are not entirely within our control, the Series C stock will be presented as redeemable preferred stock on the consolidated balance sheet.

The Company also issued to the purchaser of the Series C stock, warrants to purchase 230,946 shares of Common Stock, at $5.20 per share until October 5, 2005.

In connection with the Series C stock financing, the Company incurred placement agent fees and legal and related costs of approximately $300,000 and issued a warrant to purchase 138,568 shares of Common Stock at $5.20 per share until October 5, 2005 as a placement agent fee. The fair value of the warrants granted was estimated at $450,984 on the date of the grant using the Black Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.6602 and an expected life of 2.5 years.

Amendment to the 1994 Stock Option Plan
---------------------------------------

In August 2000, the Board of Directors amended the 1994 Stock Option Plan (the "1994 Plan"), subject to stockholder approval, to increase the number of shares authorized for issuance under the 1994 Plan by 4,000,000 shares to a total of 14,000,000 shares. The amendment was approved by shareholders on November 9, 2000. To date, no options have been granted to purchase any of such additional 4,000,000 shares.

The 2000 Employee Stock Compensation Plan
-----------------------------------------

In August 2000, the Board of Directors adopted, subject to stockholder approval, the Company's 2000 Employee Stock Compensation Plan (the "Plan") authorizing the issuance of 250,000 shares of the Company's Common Stock. The Plan is intended to provide equity incentives to recruit and retain employees. The Plan provides for stock compensation through grants of the Company's Common Stock. Awards of shares may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee in exchange for cash, property, services rendered or other lawful forms of consideration. Shares awarded other than for services rendered will not be sold at less than fair market value.

The Plan was approved by shareholders on November 9, 2000. Unless sooner terminated, the Plan will terminate on November 9, 2003.

                     E.DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                              September 30, 2000


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

We continue delivery of digital dictation products that we developed under contract for Lanier Worldwide, Inc. ("Lanier"). Shipments of the products, known as "Cquence Mobile," are pursuant to our agreement with Lanier signed in 1997, and which expires at the end of December 2001. On April 27, 2000, Lanier announced that it intends to sell its voice processing (dictation) business, which, we are informed, would include the Cquence Mobile line. Details of the transaction, including the identity of the potential buyer or buyers and the time frame for the transaction, are not known at this time. We do not know the impact, if any, that any such transaction, if consummated, would have on future orders under the Lanier agreement. The loss of Lanier as a customer could have a material adverse impact on our results of operations.

We recently developed a reference design for a portable, Internet music player. In January 2000, we licensed our design and technology to Maycom Company, Ltd. ("Maycom"), a turnkey manufacturer of digital audio and radio communication products. Maycom has announced its intentions to incorporate our technology into a portable, Internet music player scheduled to be introduced to the consumer market in fall of 2000 as made available by the Company's OEM customers. In addition, Maycom has incorporated our technology into a portable Internet music player design being marketed to third party OEM customers and/or licensees by both Maycom and our marketing personnel. It is anticipated that any such OEM products would be manufactured by Maycom.

We are also developing portable solutions for the emerging mobile enterprise industry that is implementing voice and voice processing in corporate-wide environments involving mobile, wireless, and/or desktop technology.

We have incurred operating losses in each of the last three fiscal years and these losses have been material. We have incurred an operating loss of $2.5 million in 1999 and $2.6 million in fiscal year 2000. Our current level of monthly cash operating costs is approximately $300,000 per month. However, we may increase expenditure levels in future periods to support our digital music business and to support our OEM customers. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Results of Operations

For the first six months of fiscal 2001, we reported revenues of $1,221,357, a 550% increase from revenues of $187,888 for the first six months of fiscal 2000. For the three month period ending September 30, 2000 and 1999 we reported revenues of $1,096,286 and $150,587, respectively. Product sales increased in the current period due to the response to OEM orders and shipments of products that have recently been launched into the marketplace. For the second quarter of fiscal 2000 and 2001 there were three customers who accounted for total revenue. The loss of a customer could have a material adverse impact on our results of operations.

Revenue for the first six months of fiscal 2001 included product revenue of $1,100,165 compared to $140,277 for the prior year's first six months. The increase is due to our OEM product shipments to Lanier. Product revenue generated a gross profit for the six months ended September 30, 2000 of $157,729 compared to a gross profit of $41,053 for the first six months of fiscal 2000. Product sales for the three months ended September 30, 2000 increased to $996,123 as compared to $125,215 for the comparable period of the prior year.

Service revenues for the six months of fiscal 2001 were $121,192 compared to $47,611 for the comparable period of the prior year. Second fiscal 2001 quarter service revenues were $100,163 compared to $25,372 for the prior year's second quarter. The timing and amount of service revenues is dependent upon limited number of projects. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption of our technology and enhance our future revenues.

For the six months ended September 30, 2000, we reported a gross profit of $240,099 compared to a gross profit of $3,527 for the six months of fiscal 2000. Cost of sales for the six months ended September 30, 2000 consisted of $942,436 of product costs and $38,822 of contract services consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we can not guarantee that we can attain positive gross margins in the future or with future customers. At the present time warranty reserves are not material and we do not anticipate significant warranty costs in future periods. Our contract supply agreement provides a twelve month manufacturing warranty.

Cost of sales for products for the three months ended September 30, 2000 and 1999 were $848,347 and $84,353, respectively. Cost of sales for services for the three month period ending September 30, 2000 and 1999 were $20,000 and $70,430, respectively.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the six months ended September 30, 2000, were $1,572,864, as compared to $1,009,818 for the six months ended September, 30, 1999. Selling and administrative costs aggregated $755,002 in the six months of fiscal 2001 compared to $463,442 in the prior period. The $291,560 increase in selling and administrative costs resulted primarily from an increase in personnel expenditures and associated costs of $178,544; an increase of $27,309 in accounting and auditing costs; and an increase of $69,070 in public relations and related costs. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to an increased number of personnel.

Research and related expenditures for the six months ended September 30, 2000 were $817,862, as compared to $546,376, for the six months ended September 30, 1999. The $271,486 increase in research and development costs resulted primarily from an increase in engineering personnel and related costs of $261,750 resulting from a greater percentage of research development compared to contract services. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,332,765 for the six months ended September 30, 2000, as compared to operating loss of $1,006,291 for the six months ended September 30, 1999. The increase resulted primarily from increased operating expenses. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is substantial uncertainty about future operating results and the results for the six months are not necessarily indicative of operating results for future periods or the fiscal year.

We had no cash interest expense for the six months ended September 30, 2000 as compared to $38,463 for the prior period.

We reported a loss for the first six months of the current fiscal year of $1,265,812 as compared to a loss of $1,074,138 for the prior year's six months.

The loss available to common stockholders for the six months ended September 30, 2000 and 1999 is $1,266,341 and $2,610,562 respectively. Included in the loss available to common stockholders for the period ending September 30, 2000 is accrued dividends on the Series A stock of $529. For the period ending September, 30, 1999 the loss available to common stockholders includes $275,000 which represents the value assigned to warrants granted in connection with the issuance of Series B preferred stock, $61,424 of accrued dividends on the Series A and B stock and $1,200,000 related to the series B preferred stock beneficial conversion feature.

Liquidity and Capital Resources

At September 30, 2000, we had working capital of $1,164,899 compared to a working capital of $2,369,744 at March 31, 2000. We had $36,139 of working capital invested in inventory at September 30, 2000.

For the six months ended September 30, 2000, net cash and cash equivalents decreased by $1,227,386. Cash used in operating activities was $1,247,308. Major components using cash were a loss of $1,265,812 reduced by $41,045 of aggregate depreciation and amortization. The major change in assets and liabilities providing cash from operating activities was a reduction of $43,600 in accounts receivable, trade, a reduction of $43,460 in inventory and a reduction in accrued employee benefits of $6,382. The major changes in assets and liabilities using operating cash was a reduction in accounts payable, trade of $89,082, and a reduction in other accounts payable and accrued liabilities of $25,000.

At September 30, 2000, we had cash and cash equivalents of approximately $2 million. Subsequent to September 30, 2000, we received net cash proceeds of approximately $3.7 million from the sale of Series C Preferred Stock. Other than these cash resources and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position assuming (a) continuation of existing OEM arrangements, (b) currently planned expenditures and level of operation, (c) product sales against existing orders; we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of OEM shipments, orders and reorders are subject to many factors and risks, many outside our control.

Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. We can not guarantee that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from stockholders or other debt financing or equity offerings.

We may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. We estimate that we will require additional capital to finance future developments and improvements to our technology. We can not guarantee that additional capital will be available when needed. Any future financings may be dilutive to existing stockholders.

Future Commitments and Financial Resources

We have recorded an obligation with a prior vendor providing for future payments of approximately $515,000 from time to time based upon percentages of future equity raised.

We continue production of our OEM products. We believe our third party contract manufacturing arrangement minimizes the working capital funds required for the production of OEM orders. We are subject to the risk that should this arrangement be modified or not produce the desired results, that we would be required to supply substantial working capital for the production of OEM orders. We rely on a third party manufacturer for production of our products and are therefore subject to the substantial risks associated with using a sole supplier.

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

(a)       Exhibits

15        Acknowledgement of Independent Chartered Accountants

27        Financial Data Schedule

(b)       Reports on Form 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              e.DIGITAL CORPORATION

Date:  November 14, 2000      By:   /s/ RENEE WARDEN
                                    ----------------
                                    Renee Warden
                                    Controller
                                    (Principal Financial and Accounting
                                    Officer and duly authorized to sign on
                                    behalf of the Registrant)