Form 10QSB
period 2000-12-31
E DIGITAL CORP
filed 2001-02-14
CIK 886328

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -
                             EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                        Commission File Number 0-20734

                             e.Digital Corporation
            (Exact name of registrant as specified in its charter)


                        Delaware                                                                 33-0865123
                        --------                                                                 ----------
          (State or other jurisdiction of                                                   (I.R.S. Empl. Ident. No.)
           incorporation or organization)

13114 Evening Creek Drive South, San Diego, California                                                92128
--------------------------------------------------------                                              -----
     (Address of principal executive offices)                                                       (Zip Code)

                                (858) 679-1504
                                 -------------
             (Registrant's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                                               -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, par value $0.001                         130,175,406
------------------------------              --------------------------------
          (Class)                           (Outstanding at February 8, 2001)

Transitional Small Business Disclosure Format (check one): YES X  NO
                                                               -
--------------------------------------------------------------------------------
e.DIGITAL CORPORATION




                                     INDEX

                                                                                              Page
PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements (unaudited):


             Consolidated Balance Sheets as of December 31, 2000 and
             and March 31, 2000                                                                3

             Consolidated Statements of Operations for the three and nine
             months ended December 31, 2000 and 1999                                           4

             Consolidated Statements of Cash Flows for the nine
             months ended December 31, 2000 and 1999                                           5

             Notes to Interim Consolidated Financial Statements                                6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                              10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                                13
     Item 2. Changes in Securities                                                            13
     Item 3. Defaults Upon Senior Securities                                                  14
     Item 4. Submission of Matters to a Vote of Security Holders                              14
     Item 5. Other Information                                                                15
     Item 6. Exhibits and Reports on Form 8-K                                                 15


SIGNATURES                                                                                    16

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                December 31, 2000      March 31, 2000
                                                                        $                    $
                                                             -----------------------------------------
ASSETS
Current
Cash and cash equivalents                                                4,608,160           3,294,366
Accounts receivable, trade                                                  64,415             272,732
Accounts receivable on research and development contracts                   20,405                   -
Inventory                                                                   53,589              79,599
Prepaid expenses and other                                                  19,498               8,459
                                                             -----------------------------------------
Total current assets                                                     4,766,067           3,655,156
                                                             -----------------------------------------
Property and equipment, net of accumulated depreciation of
   $196,314 and $269,144, respectively                                     238,140             142,371
Intangible assets, net of accumulated amortization of
   $16,883 and $15,052, respectively                                        50,676               9,357
                                                             -----------------------------------------
    Total assets                                                         5,054,883           3,806,884
                                                             =========================================

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND COMMON STOCKHOLDERS' EQUITY
Current
Accounts payable, trade                                                    450,598             571,101
Other accounts payable and accrued liabilities                              44,276              45,000
Accrued lease liability                                                    515,000             515,000
Accrued employee benefits                                                  126,796             154,311
                                                             -----------------------------------------
    Total liabilities                                                    1,136,670           1,285,412
                                                             -----------------------------------------

Redeemable preferred stock [note 5]
Series A, convertible voting preferred stock, $0.001 par
 value, redeemable at $10 plus accrued and unpaid dividends
 at 8% cumulative, 100,000 shares authorized, Nil and 1,900
 shares outstanding, respectively                                                -              22,840
Series C, convertible voting preferred stock, $0.001 par
 value, redeemable at $10,000 per share plus accrued and
 unpaid dividends at 7% cumulative, 400 shares authorized,
 400 and nil shares outstanding,  respectively                           3,586,012                   -

                                                             -----------------------------------------
Total redeemable preferred stock                                         3,586,012              22,840
                                                             -----------------------------------------

Commitments and Contingencies [note 2]

Common stockholders' equity [note 6]
Common stock, $0.001 par value, authorized 200,000,000,
  127,288,572 and 126,261,182 shares outstanding,                          127,288             126,261
   respectively
Additional paid-in capital                                              45,889,218          44,893,602
Contributed surplus                                                      1,592,316           1,592,316
Accumulated deficit                                                    (47,276,621)        (44,113,547)
                                                             -----------------------------------------
Total common stockholders' equity                                          332,201           2,498,632
                                                             -----------------------------------------
Total liabilities, redeemable preferred stock and common
   stockholders' equity                                                  5,054,883           3,806,884
                                                             =========================================

     See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                            For the three months ended         For the nine months ended
                                                                  December 31,                       December 31,
                                                              2000              1999             2000              1999
                                                               $                  $                $                 $
                                                         ---------------------------------------------------------------------
Revenues:
 Products                                                          44,383            31,696        1,144,548           171,973
 Services                                                          38,460            87,000          159,652           134,611
                                                         ---------------------------------------------------------------------
                                                                   82,843           118,696        1,304,200           306,584
                                                         ---------------------------------------------------------------------


Cost of revenues:
 Products                                                          60,396            10,708        1,002,832           109,932
 Services                                                          31,933            33,297           70,755           118,434
                                                         ---------------------------------------------------------------------
                                                                   92,329            44,005        1,073,587           228,366
                                                         ---------------------------------------------------------------------
Gross profit (loss)                                                (9,486)           74,691          230,613            78,218
                                                         ---------------------------------------------------------------------


Operating expenses:
 Selling and administrative                                       705,288           413,302        1,460,290           876,744
 Research and related expenditures                                546,655           350,869        1,364,517           897,245
                                                         ---------------------------------------------------------------------
     Total operating expenses                                   1,251,943           764,171        2,824,807         1,773,989
                                                         ---------------------------------------------------------------------


Operating loss                                                 (1,261,429)         (689,480)      (2,594,194)       (1,695,771)
                                                         ---------------------------------------------------------------------

Other income (expense):
  Interest income                                                  68,155            42,241          135,908            68,658
  Interest expense                                                      -           (17,390)               -           (49,714)
  Non-cash interest                                                     -           (27,498)               -           (82,499)
  Other                                                                 -                 -             (800)             (800)
                                                         ---------------------------------------------------------------------
      Other income (expense)                                       68,155            (2,647)         135,108           (64,355)
                                                         ---------------------------------------------------------------------


Loss and comprehensive loss for the period                     (1,193,274)         (692,127)      (2,459,086)       (1,760,126)
                                                         ---------------------------------------------------------------------
Loss available to common stockholders [note 4]                 (2,880,167)         (785,332)      (4,145,979)       (3,443,331)
                                                         =====================================================================
Loss per common share - basic and diluted [note 4]                  (0.02)            (0.01)           (0.03)            (0.03)
                                                         =====================================================================

Weighted average common shares outstanding                    127,264,396       115,661,809      126,697,076       113,567,624
                                                         =====================================================================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                                 For the nine months ended
                                                                                                        December 31,
                                                                                                    2000             1999
OPERATING ACTIVITIES                                                                                  $                $
                                                                                               ----------------   -----------
Loss for the period                                                                                  (2,459,086)   (1,760,126)
Adjustments to reconcile loss to net cash used by operating activities:
     Depreciation and amortization                                                                       65,541        30,051
     Professional services paid by issuance of common stock and warrants                                      -       132,829
     Non-cash interest expense                                                                                -        82,499
Changes in assets and liabilities:
     Accounts receivable, trade                                                                         208,317      (140,612)
     Accounts receivable on research and development contracts                                          (20,405)       60,000
     Inventory                                                                                           26,010       (63,369)
     Prepaid expenses and other                                                                         (11,039)       (7,327)
     Accounts payable, trade                                                                           (120,503)     (149,600)
     Other accounts payable and accrued liabilities                                                        (724)      (45,638)
     Accrued employee benefits                                                                          (27,515)      (64,837)
                                                                                               ----------------   -----------

Cash (used in) operating activities                                                                  (2,339,404)   (1,926,130)
                                                                                               ----------------   -----------

INVESTING ACTIVITIES
Purchase of property and equipment                                                                     (159,479)      (78,740)
Purchase of intangibles                                                                                 (43,150)          -
                                                                                               ----------------   -----------
Cash (used in) investing activities                                                                    (202,629)      (78,740)
                                                                                               ----------------   -----------

FINANCING ACTIVITIES
Repayment of term note payable                                                                                -      (126,183)
Repayment of 15% promissory note                                                                              -       (50,000)
Proceeds from sale of Series B preferred stock                                                                -     2,750,000
Proceeds from sale of Series C preferred stock                                                        3,701,250             -
Proceeds from exercise of warrants                                                                        5,000     1,355,698
Proceeds from exercise of stock options                                                                 149,577       180,048
                                                                                               ----------------   -----------
Cash provided by financing activities                                                                 3,855,827     4,109,563
                                                                                               ----------------   -----------

Net increase in cash and cash equivalents                                                             1,313,794     2,104,693
Cash and cash equivalents, beginning of period                                                        3,294,366       166,966
                                                                                               ----------------   -----------
Cash and cash equivalents, end of period                                                              4,608,160     2,271,659
                                                                                               ================   ===========

Supplemental disclosures of cash information:
     Cash paid during the period for:
       Interest                                                                                               -        49,714
Supplemental schedule of noncash investing and financing activities:
   Professional services paid by issuance of common stock                                                     -       132,829
   Common stock issued on exercise of prepaid warrants                                                        -       261,047
   Common stock issued on conversion of Series A preferred stock                                         23,369       279,199
   Common stock issued on conversion of Series B preferred stock                                              -     2,564,572
   Warrants issued for services                                                                               -       275,000
   Promissory note principal applied to warrant exercise                                                      -       450,000
   Value assigned to warrants granted in connection with issuance of
       Series B and C preferred stock                                                                         -       275,000
   Deemed dividends on warrants                                                                         582,905       390,000
Value assigned to warrants issued as private placement fee                                              450,346           -
   Deemed dividends on Series A , B, and C preferred stock                                               68,196        93,205


See notes to interim consolidated financial statements

                     E. DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 2000
1. OPERATIONS

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and for the nine month period ended December 31, 2000 and has an accumulated deficit of $47,276,621 at December 31, 2000. A substantial portion of the losses is attributable to marketing costs of the Company's technology and substantial investments in research and development of technologies.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) focusing on the supply of product under an existing Original Equipment Manufacturer ("OEM") contract; (b) expanding sales and marketing to additional OEM customers and markets; (c) controlling overhead and expenses; and (d) raising, if necessary, additional capital and/or financing.

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

In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the nine month period ending December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001.

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

The Company has adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This Issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified the previous calculation of the beneficial conversion features associated with previously issued convertible preferred stock.

                     E. DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 2000

3. RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)

The beneficial conversion feature has been calculated by allocating the proceeds received in the financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the term of the instrument to the fair value of the stock at the commitment date. During the quarter ended December 31, 2000, the Company recorded a beneficial conversion feature amounting to $335,792. Subsequent to December 31, 2000, the Company will recognize approximately $3,000,000 as an additional contingent beneficial conversion feature based on the contingent conversion price of the Series C preferred stock. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catchup adjusted to retained earnings of $300,000 which increases additional Paid in Capital and accumulated deficit in the current quarter and increases the loss per share at December 31, 2000.

4. LOSS PER SHARE

The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," the Company is not required to present a diluted loss per common share. Stock options, preferred Series C stock and warrants, exercisable into 9,929,956 shares of Common Stock were outstanding as at December 31, 2000. These securities were not included in the computation of diluted loss per common share because of the losses, but could potentially dilute earnings per common share in future periods.

The loss available to common stockholders was increased during the nine months ended December 31, 2000 and 1999 by a value assigned to warrants granted in connection with issuance of the Series C stock and Series B convertible preferred stock ("Series B stock") of $582,905 and $390,000, respectively. The loss available to common stockholders for the nine months ended December 31, 2000 and December 31, 1999 was also increased by a $335,792 and a $1,200,000 beneficial conversion feature computed from the discount provision included in the Series B and C stocks. Subsequent to December 31, 2000, a beneficial conversion feature of approximately $3,000,000 will be recorded which is computed from the discount provision included in the Series C stock of which 326 shares have been converted into common stock as of January 26, 2001. The beneficial conversion feature can only be calculated upon receipt of notification of conversion due to the undetermined conversion price. The Series A preferred stock ("Series A stock") provides for a dividend of 8% per annum and the Series B and Series C stock provides for a dividend of 7% per annum. The dividends for the period ended December 31, 2000 and 1999 were $68,196 and $93,205, respectively, which also increases the loss available to common stockholders. The loss available to common stockholders is computed as follows:


                                                                   Three months ended         Nine months ended
                                                                      December 31,               December 31,
                                                                       2000        1999          2000          1999
                                                                       ----        ----          ----          ----
Loss for the period                                             $(1,193,274)  $(692,127)  $(2,459,086)  $(1,760,126)
Value assigned to warrants granted in connection with
  issuance of Series B preferred stock                                    -           -             -      (390,000)
Value assigned to warrants granted in connection with
  issuance of Series C preferred stock                             (582,905)          -      (582,905)            -
Accrued dividends on Series A, B and C preferred stock              (68,196)    (93,205)      (68,196)      (93,205)
Series B and C preferred stock beneficial conversion feature       (335,792)          -      (335,792)   (1,200,000)
Cumulative catchup adjustment relating to EITF 0027                (300,000)          -      (300,000)
Imputed financing charge                                           (400,000)                 (400,000)
                                                                -----------   ---------   -----------   -----------
Loss available to common stockholders                           $(2,880,167)  $(785,332)  $(4,145,979)  $(3,443,331)
                                                                ===========   =========   ===========   ===========

5. REDEEMABLE PREFERRED STOCK
Series A stock
--------------
During the nine months ended December 31, 2000, the 1,900 shares of Series A stock and accrued dividends were converted into 267,074 shares of Common Stock.

Series C stock
--------------

On October 5, 2000 the Company issued 400 shares of Series C stock for cash of $10,000 per share and gross proceeds of $4,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company's election. The conversion price for each share of Series C stock is subject to adjustment on the 90th day following the original issue date from a fixed conversion price of $4.33 to the lower of (i) $4.33 or (ii) 90% of the average of the five lowest per share market values during the 20 consecutive trading days immediately preceding the conversion date ("Adjusted Conversion Price"). As of January 3, 2001, the conversion price was $1.344375. The issuable maximum initially was set at 2,666,666 shares and is to be adjusted each time the conversion price is adjusted to equal the sum of (i) the

                     E. DIGITAL CORPORATION AND SUBSIDIART
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 2000


5. REDEEMABLE PREFERRED STOCK (cont'd)

issuable maximum in effect on the trading day immediately preceding the date that the adjustment of the conversion price is required to be made plus (ii) the difference between (A) the quotient obtained by dividing (I) $4,000,000 by (II) 75% of the Adjusted Conversion Price and (B) 2,666,666. The Series C stock is redeemable for cash in certain instances at the Company's option (and at the holder's election) upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or
(b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share. Because the redemption provisions are not entirely within the Company's control, the Series C stock is presented as redeemable preferred stock on the consolidated balance sheet. At December 31, 2000, no shares of the Series C stock were converted.

Subsequent to December 31, 2000, 326 shares of Series C stock were converted into 2,468,977 shares of Common Stock. As of January 26, 2001, the issuable maximum relating to the remaining 74 shares of Series C stock was 562,536 shares of common stock, except as may be subsequently modified as a consequence of certain possible adjustments.

The Company also issued to the purchasers of the Series C stock, warrants to purchase 230,946 shares of Common Stock, at $5.20 per share until October 5, 2005. The fair value of the warrants granted was estimated at $750,575 on the date of grant using the Black Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.6602 and an expected life of 2.5 years. The amount was recorded as an inducement in the statement of operations.

In connection with the Series C stock financing, the Company incurred placement agent fees and legal and related costs of approximately $300,000 and issued a warrant to purchase 138,568 shares of Common Stock at $5.20 per share until October 5, 2005 as a placement agent fee. The fair value of the warrants granted was estimated at $450,346 on the date of the grant using the Black Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.6602 and an expected life of 2.5 years. The amount was recorded as a financing fee within Additional Paid-in Capital.

6. COMMON STOCKHOLDERS' EQUITY

The following table summarizes common stockholders' equity transactions during the nine month period ended December 31, 2000:



                                                                                              Additional Contributed   Accumulated
                                                                 Shares       Amount     paid-in capital     surplus       deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                        126,261,182     $126,261      $44,893,602  $1,592,316  $(44,113,547)
 Stock issued on exercise of
   stock options                                                   710,316          710          148,867           -             -
Stock issued on exercise of
   warrants                                                         50,000           50            4,950           -             -
Stock issued on conversion of
   Series A stock                                                  267,074          267           23,102           -             -
Accrued dividends on the Series
  A and Series C stock                                                   -            -                -           -       (68,196)
Value assigned to 230,946 warrants
  granted in connection with the issuance
  of Series C preferred stock                                            -            -          582,905                  (582,905)
Loss for the period                                                      -            -                -           -    (2,459,086)
Series C preferred stock beneficial
  conversion feature                                                     -            -          335,792                  (335,792)
Imputed financing charge                                                                        (400,000)                        -
Cumulative catchup adjustment relating to EITF 00-27                                             300,000                  (300,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                     127,288,572     $127,288      $45,889,218  $1,592,316  $(47,276,621)
====================================================================================================================================

                     E. DIGITAL CORPORATION AND SUBSIDIART
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 2000


7. WARRANTS AND OPTIONS

At December 31, 2000, warrants were outstanding/exercisable into the following shares of Common Stock.

                    Number of      Exercise Price
  Description          Shares           $                    Expiration Date
  ------------------------------------------------------------------------------
  Warrants            571,429          $0.15                 March 31, 2002
  Warrants            500,000          $0.10                  June 12, 2003
  Warrants            369,514          $5.20                October 5, 2005
  ------------------------------------------------------------------------------
  Total             1,440,943
  ==============================================================================

The following table summarizes stock option activity for the period:

                                             Number of      Weighted Average
                                              Options        Exercise Price

 Outstanding at March 31, 2000               5,972,816              $2.7867
   Granted                                     645,000              $3.7600
   Exercised                                  (710,316)             $0.2106
   Expired                                           -                    -
   Canceled                                   (450,000)             $5.4120
                                            ----------
 Outstanding at December 31, 2000            5,457,500              $3.0200
                                            ==========
 Exercisable at December 31, 2000            3,856,666              $2.2280
                                            ==========

Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2002 to 2005 with an average life of 2.8 years.

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

General

We offer engineering partnerships with leading electronics companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market to Original Equipment Manufacturers ("OEMs") complete end-to-end solutions for delivery and management of open and secure digital media with a focus on music players/recorders and portable digital voice recorders. Services offered include the licensing of our patented MicroOS(TM) file management system and MicroCAM(TM) (MicroOS-Based Compressed Audio Manager). We also offer custom software and hardware development, industrial design and manufacturing services, often incorporating the OEM's unique or proprietary features and/or technology. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other portable product markets. Our revenues will result from the sale of products and fees from licensing, engineering services, manufacturing services, industrial design services, and unit royalty payments.

We deliver digital dictation products that we developed under contract for Lanier Worldwide, Inc. ("Lanier"). Shipments of the products, known as "Cquence Mobile," are pursuant to our agreement with Lanier signed in 1997, which expires at the end of December 2001. For both the nine months ended December 31, 2000 and for the year ended March 31, 2000, product sales and shipments and engineering services to Lanier accounted for approximately 90% of our revenues. We expect that the production of Lanier products will account for a significant portion of fiscal 2001 revenues. On December 22, 2000, Lanier announced that it had completed the sale of its voice processing (dictation) business to Platinum Equity, LLC. This sale, we are informed, included the Cquence Mobile line. Platinum's announced strategy in acquiring Lanier's voice products business is to create a new entity named Lanier Healthcare. Details of Platinum's plan of operations going forward are not known at this time. We do not know the impact, if any, that this transaction will have on future orders under the Lanier agreement. The loss of Platinum/Lanier Healthcare as a customer could have a material adverse impact on our company and its results of operations.

We developed a reference design for a portable, Internet music player. In January 2000, we licensed our design and technology to Maycom Company, Ltd. ("Maycom"), a turnkey manufacturer of digital audio and radio communication products. Maycom has announced its intentions to incorporate our technology into a portable, Internet music player. In addition, Maycom has incorporated our technology into a portable Internet music player design being marketed to third party OEM customers and/or licensees by both Maycom and our marketing personnel. It is anticipated that any such OEM products would be manufactured by Maycom. To date, we have received no revenues from the Maycom licensing arrangement.

In November 2000, we signed an agreement with Samsung Electronics America to develop a data storage device. We also signed an agreement with Samsung Electronics Co., Ltd., to design and manufacture a multicodec music player/recorder. Both these agreements are royalty-bearing and also include non-recurring revenues for engineering design services.

On January 3, 2001, we signed a licensing agreement with East Asia Technology Limited ("EASTECH"), a designer and manufacturer of audio, video and Internet appliances for the OEM consumer electronics market. Under this royalty-bearing agreement, EASTECH will use our portable jukebox design and customer engineering services to produce private-labeled Internet audio jukeboxes to the consumer market. To date, we have received no revenues from EASTECH under this agreement.

We have incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $2.6 million in 1999 and $2.6 million in fiscal year 2000. Our current level of monthly cash operating costs is approximately $300,000 per month. However, we may increase expenditure levels in future periods to support our digital music business and to support our OEM customers. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Results of Operations

For the first nine months of fiscal 2001, we reported revenues of $1,304,200, a 325% increase from revenues of $306,584 for the first nine months of fiscal 2000. For the three month period ending December 31, 2000 and 1999 we reported revenues of $82,843 and $118,696, respectively. Product sales increased in the current nine month period due to the response to OEM orders and shipments of products primarily to Lanier. For the third quarter of fiscal 2000 and 2001 there were three and four customers who accounted for total revenue, respectively. The loss of a customer could have a material adverse impact on our results of operations.

Revenue for the first nine months of fiscal 2001 included product revenue of $1,144,548 compared to $171,973 for the prior year's first nine months. The increase is due to our OEM product shipments to Lanier. Product revenue generated a gross profit for the nine months ended December 31, 2000 of $141,716 compared to a gross profit of $62,041 for the first nine months of fiscal 2000. Product sales for the three months ended December 31, 2000 increased to $44,383 as compared to $31,696 for the comparable period of the prior year.

Service revenues for the nine months of fiscal 2001 were $159,652 compared to $134,611 for the comparable period of the prior year. Third fiscal 2001 quarter service revenues were $38,460 compared to $87,000 for the prior year's third quarter. The timing and amount of service revenues is dependent upon a limited number of projects. For the nine months ended December 31, 2000, we recorded $19,444 as deferred revenue for services. The deferred revenue will be recognized over a period of 35 months. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption of our technology and enhance our future revenues.

Cost of sales for products for the three months ended December 31, 2000 and 1999 were $60,396 and $10,708, respectively. Cost of sales for services for the three month period ended December 31, 2000 and 1999 were $31,933 and $33,297, respectively. We reported a negative gross margin for product sales for the three months ended December 31, 2000 resulting from delayed shipments of Lanier products due to the re-organization of Lanier accompanied by manufacturing change order expenditures.

For the nine months ended December 31, 2000, we reported a gross profit of $230,613 compared to a gross profit of $78,218 for the nine months of fiscal 2000. Cost of sales for the nine months ended December 31, 2000 consisted of $1,002,832 of product costs and $70,755 of contract services consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we can not guarantee that we can attain positive gross margins in the future or with future customers. At the present time warranty reserves are not material and we do not anticipate significant warranty costs in future periods. Our contract supply agreement provides a twelve month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the nine months ended December 31, 2000, were $2,824,807, as compared to $1,773,989 for the nine months ended December 31, 1999. Selling and administrative costs aggregated $1,460,290 in the nine months of fiscal 2001 compared to $876,744 in the prior period. The $583,546 increase in selling and administrative costs resulted primarily from the following: the addition in personnel by four and an increase in employee benefits of $197,526; an increase of $83,385 in accounting and auditing costs due to the quarterly review requirement; an increase of $122,113 in public relations and related costs; an increase of $76,378 in rent as a result of facilities expansion and related expenditures and an increase in depreciation and amortization of $75,598. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to an increased number of personnel.


Research and related expenditures for the nine months ended December 31, 2000 were $1,364,517, as compared to $897,245, for the nine months ended December 31, 1999. The $467,272 increase in research and development costs resulted primarily from the addition of seven engineers and related costs of $408,315 resulting from a greater percentage of in house research and development compared to contract services. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $2,594,194 for the nine months ended December 31, 2000, as compared to an operating loss of $1,695,771 for the nine months ended December 31, 1999. The increase resulted primarily from increased operating expenses. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is substantial uncertainty about future operating results and the results for the nine months are not necessarily indicative of operating results for future periods or the fiscal year.

We had no cash interest expense for the nine months ended December 31, 2000 as compared to $49,714 for the prior period.

We reported a loss for the first nine months of the current fiscal year of $2,459,086 as compared to a loss of $1,760,126 for the prior year's nine months.

The loss available to common stockholders for the nine months ended December 31, 2000 and 1999 is $4,145,979 and $3,443,331, respectively. Included in the loss available to common stockholders for the period ending December 31, 2000 is accrued dividends on the Series A and C stock of $529 and $67,667, respectively $750,575 which represents the value assigned to the warrants granted in connection with the Series C stock and $351,000 relating to the Series C stock beneficial conversion feature. Subsequent to December 31, 2000, a beneficial conversion feature of approximately $300,000 will be recognized, computed from the discount provision included in the Series C stock of which 326 shares have been converted into common stock as of January 26, 2001. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catchup adjusted to retained earnings of $300,000 which increases additional Paid in Capital and accumulated deficit in the current quarter and increases the loss per share at December 31, 2000. In connection with the issuance of EITF 00-27, the Company also recorded a $400,000 imputed financing charge based on the redemption provision in the Class C stock.

For the period ended December 31, 1999 the loss available to common stockholders includes $390,000 which represents the value assigned to warrants granted in connection with the issuance of Series B preferred stock, $93,205 of accrued dividends on the Series A and B stock and $1,200,000 related to Series B stock beneficial conversion feature.

Liquidity and Capital Resources

At December 31, 2000, we had working capital of $3,629,397 compared to a working capital of $2,369,744 at March 31, 2000. We had $53,589 of working capital invested in inventory at December 31, 2000. During the nine months ended the Company purchased $159,479 in property and equipment and $43,150 upgrading, implementing and designing of the Company's website.

For the nine months ended December 31, 2000, net cash and cash equivalents increased by $1,313,794. The cash and cash equivalent increase resulted primarily from the sale of the Series C stock offset by the cash used in operating activities of $2,339,405.

We financed our operations primarily through the sale of preferred stock, exercise of stock options and warrants, issuances of convertible notes and margins from product sales. At December 31, 2000, we had cash of $4,608,160. Primarily as a result of the issuance of the Series C stock, our cash position increased by approximately $1.3 million from March 31, 2000. Other than these cash resources and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position assuming (a) continuation of existing OEM arrangements, (b) currently planned expenditures and level of operation, (c) product sales against existing orders; we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of OEM shipments, orders and reorders are subject to many factors and risks, many outside our control.

Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. We can not guarantee that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from stockholders or other debt financing or equity offerings.

We may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. We estimate that we will require additional capital to finance future developments and improvements to our technology. We can not guarantee that additional capital will be available when needed. Any future financing may be dilutive to existing stockholders.

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

Our plans for our MicroOS Audio(TM) and MicroCAM(TM) technologies are to continue to develop the technology and seek OEM partnerships to exploit the technology. We may require additional funds to continue development of this and other technologies and the extent of such requirements is not presently determinable by management.

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

Item 2. Changes in Securities
(a)  NONE

(b) As more particularly described below, the Company sold 400 shares of Series C Preferred Stock, par value $.001, in October 2000. The Series C stock is entitled to a liquidation preference over the Common Stock equal to the purchase price of the Series C stock increased by 7% per annum. The Series C stock is also entitled to a cash dividend equal 7% of the liquidation preference when and if a cash dividend is declared on the Common Stock.
     The Series C stock dividend must be paid in preference and priority to a dividend on the Common Stock. The liquidation preference could materially diminish the rights of the common stockholders in the event of a liquidation, and the dividend preference will impair the Company's ability to declare a dividend on the Common Stock if it choose to do so. At this time, the Company does not intend to declare dividends on the Common Stock in the foreseeable future.

(c) The following is a description of the equity securities sold by the Company during the third fiscal quarter ended December 31, 2000 that are not registered under the Securities Act:

     On October 5, 2000 the Company issued 400 shares of Series C stock for cash of $10,000 per share and gross proceeds of $4,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at our election. The conversion price for each share of preferred stock is subject to adjustment on the 90th day following the original issue date from a fixed conversion price of $4.33 to the lower of
     (i) $4.33 or (ii) 90% of the average of the five lowest per share market values during the 20 consecutive trading days immediately preceding the conversion date ("Adjusted Conversion Price"). As of January 3, 2001, the conversion price was $1.344375. The issuable maximum initially was set at 2,666,666 shares and is to be adjusted each time the conversion price is adjusted to equal the sum of (i) the issuable maximum in effect on the trading day immediately preceding the date that the adjustment of the conversion price is required to be made plus (ii) the difference between
     (A) the quotient obtained by dividing (I) $4,000,000 by (II) 75% of the Adjusted Conversion Price and (B) 2,666,666. The Series C stock is redeemable for cash in certain instances at the Company's option (and at the holder's election) upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share. Because the redemption provisions are not entirely within the Company's control, the Series C stock is presented as redeemable preferred stock on the consolidated balance sheet. At December 31, 2000, no shares of the Series C stock were converted.

  These securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Series C stock and warrants and will be placed on the shares issuable upon conversion of the preferred stock or exercise of the warrants unless registered under the Act prior to issuance. The Company has agreed to file a registration statement covering the common stock issuable on conversion of the Series C stock and exercise of the warrants.

  Net proceeds from the sale of the Series C stock of approximately $3,701,250 are intended primarily for working capital to continue the Company's efforts to exploit its technologies. There can be no guarantee that the Company will successfully develop or exploit its various technologies.

Item 3. Defaults Upon Senior Securities
NONE

Item 4. Submission of Matters to a Vote of Security Holders
At the Company's fiscal 2001 Annual Meeting of Stockholders held on November 9, 2000 the following individuals, constituting all of the members of the Board of Directors were elected: Allen Cocumelli, Alfred H. Falk, Robert Putnam, Walter "Skip" Matthews, Victor Ramsauer and Robert Jecmen.

The following proposals were approved at the Company's Annual Meeting of
Stockholders:


1. ELECTION OF DIRECTORS:
                           Affirmative Votes  Negative Votes  Votes Withheld
                           -----------------  --------------  --------------

     Allen Cocumelli           120,715,664              -0-       526,327
     Alfred H. Falk            120,656,619              -0-       585,372
     Robert Putnam             120,595,168              -0-       646,823
     Walter "Skip" Matthews    120,712,241              -0-       529,750
     Victor G Ramsauer         120,707,428              -0-       534,563
     Robert Jecmen             120,722,099              -0-       519,892



2. PROPOSAL TO APPROVE AN AMENDMENT TO THE COMPANY'S 1994 STOCK OPTION PLAN TO INCREASE THE AGGREGATE NUMBER OF SHARES OF COMMON STOCK AUTHORIZED FOR ISSUANCE UNDER THE PLAN BY 4,000,000 SHARES:


                           Affirmative Votes  Negative Votes  Votes Withheld
                           -----------------  --------------  --------------
Street Vote                 114,031,114        5,778,358        449,606
Registered Vote                 891,453           72,910         18,550

3. PROPOSAL TO APPROVE THE COMPANY'S 2000 EMPLOYEE STOCK COMPENSATION PLAN:

                           Affirmative Votes  Negative Votes  Votes Withheld
                           -----------------  --------------  --------------
Street Vote                 115,371,350        4,176,132        711,596
Registered Vote                 927,676           48,437          6,800


4. PROPOSAL TO RATIFY THE APPOINTMENT OF ERNST & YOUNG LLP, AS THE INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING MARCH 31, 2001.


                           Affirmative Votes  Negative Votes  Votes Withheld
                           -----------------  --------------  --------------
Street Vote                 119,706,207        297,284          255,587
Registered Vote                 950,053          4,450           28,410

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

NONE

(b) Reports on Form 8-K

NONE

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  e.DIGITAL CORPORATION

Date:  February 14, 2001          By:/s/ JANE RINARD
                                     ---------------
                                         Jane Rinard
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer and duly authorized to sign on
                                         behalf of the Registrant)