Form 10KSB40
period 2001-03-31
E DIGITAL CORP
filed 2001-06-28
CIK 886328

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

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
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              ------     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,828,012

The aggregate market value of the issuer's Common Stock held by non-affiliates of the registrant on June 5, 2001 was approximately $204,375,387 based on the average of the closing bid and ask price of $1.57 as reported on the NASD's OTC electronic Bulletin Board system.

As of June 5, 2001 there were 130,175,406 shares of e.Digital Corporation Common Stock, par value $.001, outstanding and 74 shares of Series C Preferred Stock, par value $0.001 per share, outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                               TABLE OF CONTENTS

                                                                                                Page
                                     PART I

ITEM 1.    Description of Business                                                               3
ITEM 2.    Description of Property                                                              10
ITEM 3.    Legal Proceedings                                                                    10
ITEM 4.    Submission of Matters to a Vote of Security Holders                                  10

                                    PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters                             11
ITEM 6.    Management's Discussion and Analysis or Plan of Operation                            11
ITEM 7.    Financial Statements                                                                 17
ITEM 8.    Changes In and Disagreement With Accountants on Accounting and Financial Disclosure  17

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons,
           Compliance With Section 16(a) of the Exchange Act                                    17
ITEM 10.   Executive Compensation                                                               19
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management                       20
ITEM 12.   Certain Relationships and Related Transactions                                       21

                                    PART IV

ITEM 13.   Exhibits and Reports on Form 8-K                                                     21

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

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

General Overview

We offer engineering partnerships to leading electronics companies to create portable digital devices that can link to personal computers ("PCs") and the Internet. We market to Original Equipment Manufacturers ("OEMs") complete reference designs and technology platforms with a focus on digital music and voice player/recorders using the latest in digital storage media and technology. We offer services including:

  .    Custom software, firmware and hardware development
  .    Industrial design and manufacturing services
  .    Licensing our patented MicroOS(TM) file management system
  . Licensing our proprietary MicroOS-based Compressed Audio Manager (MicroCAM(TM)) audio management system

Applications for our technology include portable digital music players and voice recorders, desktop, laptop, and handheld computers, PC peripherals, cellular phone peripherals, e-books, video games, digital cameras, set-top boxes, home and automotive audio units, and digital video recorders. Our revenue may include fees from licensing, engineering services, manufacturing services, product sales, industrial design services, order fulfillment, technical support services, warranty services and unit royalty payments.

We believe we were the first company to use flash memory in a handheld digital voice recording device, use removable digital recording media in a handheld device, and interface a portable digital voice recorder with a personal computer and the Internet. In addition, we believe we were the first to employ CompactFlash removable flash memory cards in the recording and playback of near-compact disc ("CD") quality music in a portable device and the first to create and demonstrate portable devices reading DataPlay removable digital media. We developed one of the first portable product designs to incorporate IBM's Microdrive removable media cartridge and one of the first portable jukebox designs to incorporate IBM's Travelstar miniature hard disk drive. We believe our innovations position us as a leader in providing technology integration, digital voice and music reference designs, and file and compression management systems to OEMs.

Company

Our parent holding company, e.Digital Corporation, is a Delaware corporation ("e.Digital" or the "Company"). Our operations are conducted through a wholly owned California subsidiary, also named e.Digital Corporation ("Subsidiary"). e.Digital was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 we changed our domicile to the Yukon Territory, Canada. On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware. On January 13, 1999, our stockholders approved a name change from Norris Communications, Inc. to e.Digital Corporation. The address of our principal executive office is 13114 Evening Creek Drive South, San Diego, California 92128 and our telephone number is (858) 679-1504. Our primary operating facilities are located at that address. Our Internet site is located at www.edig.com. The information found on our web site is not part of this annual report.

Recent Developments

In August 2000, we signed an agreement with Remote Solution Inc., the U.S. marketing and sales organization for HanGo Electronics Co., Ltd., Korea, and began the development of a MicroOS-based Internet music player design for a new multi-codec, SDMI-capable portable jukebox for Remote Solution Inc. Multi-codec means that the portable jukebox supports several different music compression formats, such as MP3. SDMI-capable means that the unit supports copyright protection and digital rights management that comply with the Secure Digital Music Initiative trade group's security requirements to prevent piracy of copyrighted audio content. Remote Solution Inc. has advised us that it plans to introduce this music player to the consumer market under its own brand name and in addition will make it available for licensing by name-brand OEM customers in the electronics, computer, and audio industries. We expect, but there can be no assurance, that this product will begin shipping in the third calendar quarter of 2001. Based on the terms of our agreement with Remote Solution, we expect to earn unit royalty payments based on units sold.

In November 2000, we signed an agreement with Samsung Electronics, America, to develop a data storage device. We also signed an agreement with Samsung Electronics Co., Ltd., to design a multi-codec music player/recorder. Both agreements are royalty-bearing and also include non-recurring revenues for engineering design services.

In the third calendar quarter of 2000 we began development of portable digital products incorporating DataPlay Inc.'s ("DataPlay") quarter-sized, removable, 500 MB digital media and micro-optical engine. We are designing DataPlay digital media into custom products specifically for mutual OEM customers. In addition to the two Samsung products, we are working with other current customers to develop private-labeled products compatible with DataPlay digital media. Although each agreement is negotiated individually, and terms can vary, customer arrangements generally provide for up-front engineering fees and unit royalties when products begin shipping. Products using DataPlay digital media are scheduled to be introduced and launched to consumers in the fourth calendar quarter of 2001. Any delays in availability of DataPlay's digital media, could in turn delay or limit the introduction of customers' DataPlay-enabled products and our revenues could be adversely affected.

In January 2001, we signed a licensing agreement with East Asia Technology Limited ("EASTECH"), a designer and manufacturer of audio, video and Internet appliances for the OEM consumer electronics market. Under this royalty-bearing agreement, EASTECH employs our portable jukebox design and customer engineering services to produce private-labeled Internet audio jukeboxes for the consumer market. We expect, but there can be no assurance, that these products will begin shipping in the third calendar quarter of 2001.

We are working with other OEM customers on new products for their consumer electronics lines. Using our MicroOS and MicroCAM technologies as the foundation, we continue development of portable music players, set-top box products, home and automotive stereo applications, silicon-based solutions, and other applications.

Industry Background

We design products employing portable storage media with the major categories being digital voice recorders, Internet music players and related mobile devices.

Portable Storage Market

There are two major categories of portable storage media: solid state and miniature rotating disks including hard disk drives. We have designed our technology to work with a wide variety of portable storage media. Our product applications support a variety of storage media including SanDisk's multimedia card format and Secure Digital memory card format (created by SanDisk, Toshiba, and Matsushita-known in the United States as Panasonic), the IBM Microdrive format, Intel's Miniature Card, CompactFlash, DataPlay's optical media and others, thereby offering customers design flexibility and choices among portable storage memory. Capacities range from 16 Megabytes ("MB") to 20 Gigabytes ("GB") in portable storage formats available from various vendors. Intel, SanDisk, IBM, and other large manufacturers are aggressively promoting high volume use of portable storage media in a variety of new product concepts.

We believe these portable storage formats are complicated to use and generally require a sophisticated interface and file system. A file system is a software driver used to make portable memory components more closely emulate a traditional disk drive and allow an understood mechanism for rapidly storing and retrieving data with the minimal overhead allowed in a portable device.

Removable flash memory-based storage media are sometimes called "flash cards". According to International Data Corp., the flash card market's worldwide revenue will increase at a compound annual growth rate of nearly 50%, from $717 million in 1999 to $5.3 billion in 2004. We also expect growing markets to emerge for rotating high capacity portable storage media such as IBM's Microdrive and Dataplay's digital media.

Digital Music Players

According to the Recording Industry Association of America, or RIAA, worldwide sales of recorded music were approximately $39 billion in 2000, with the U.S. recording industry accounting for nearly 40% of that world market. Five major global record companies--BMG Entertainment, EMI Music, Sony Corporation, Universal Music Group and Warner Music.--and their numerous affiliated labels account for well over half of all recorded music sales worldwide.

To date, online recorded music sales have occurred primarily through the purchase of compact discs through online retailers. Recorded music sales delivered through digital transmission have been minimal, but by 2004, 25 percent of all music sold online is expected to be downloaded, earning music companies $1 billion, according to Forrester Research.

Advances in digital compression technologies now allow the transmission of compact disc quality audio over the Internet. Several compression formats are currently used, including MP3 (an open digitally encoded audio standard arising from the Motion Picture Experts Group), Dolby Laboratories' AAC, Microsoft's Windows Media Audio ("WMA"), Sony's ATRAC3, QDesign's QDX and Lucent's Enhanced Perceptual Audio Coder ("ePAC").

Some compression technologies, including the widespread MP3 format, lack copyright protection. As downloading music from the Internet became increasingly popular--more than 50 million people worldwide used Napster at its peak--music content copyright owners, including the major record companies, raised concerns about unauthorized copying or "pirating" of copyrighted sound recordings. A combination of watermarking and digital rights management ("DRM") software, along with recent court-enforced filtering of copyrighted music files distributed via Napster, have begun to limit downloading, transmission and playback of "pirated" music.

The explosive growth of the Internet, emergence of compression technologies, copyright protection systems and other standards are causing rapid changes in the music industry. Recently there have been rapid developments in the digital music field with a large number of announcements by artists, global record companies, compression and security firms, consumer product companies and others announcing various alliances and ventures to provide secure music content over the Internet. RealNetworks, AOL Time Warner, Bertelsmann, EMI Group, and the music divisions of Sony and Vivendi Universal have all announced plans to launch online song download services. We believe these sites and others will drive demand for portable devices capable of playing music files encoded in varying compression and security formats. Some of our product designs cater to customers of Internet music download sites and sales of those products may vary according to the successful launch and consumer acceptance of such sites.

Other Consumer Electronic Products

The consumer electronics market is undergoing a major technology convergence in ever-smaller products, which combine multiple functions. Cellular phones are incorporating PC features, even World Wide Web access, and pagers are combining with cellular phones and voice-mail systems. Consumer electronic manufacturers are integrating functions and devices at an extremely fast pace, and technology consumers are eager to take advantage of "convergence" products. We believe these trends will affect all types of portable and mobile products and technologies.

The Internet is impacting business and technology in unparalleled ways. Music, data, audio, and video can be downloaded through the Internet to the personal computer creating a market for portable devices that can interface digitally. Portable storage media prices are dropping, improving the outlook for portable devices that employ such memory. These moves, along with lower voltage storage media and improved battery technology, are expected to expand the market for portable and mobile devices.

The fast-paced electronics industry presents challenges for developers of electronic products, where time to market, cost, performance, quality, reliability, size and the need for product diversity become the focus in a volatile industry. Applications for our technology include portable digital music players and voice recorders, PC peripherals, cellular phone peripherals, e-books, video games, digital cameras, set-top boxes, home and automotive audio units, and digital video recorders. We are focusing research and development activities toward these product markets.

Our Strategy

We are currently focusing development, sales, marketing, and support efforts chiefly on digital products including digital music players for the general consumer audience. Our objective is to have our operating systems and application designs play major roles in the growing market for portable digital devices.

We have experience in adapting our file management systems to leverage the strengths of various digital signal processor ("DSPs") and ARM-based processors. We are also experienced in adapting compression algorithms to DSP's. This experience and our abilities position us to provide hardware and software solutions to developers of portable digital devices.

Our strategy in the Internet music field is to create, maintain, offer, and integrate flexible, full-featured portable Internet music player designs for OEM customers and other licensees. To accommodate several different compression algorithms in a single device, we developed MicroCAM, or MicroOS-based Compressed Audio Manager. We have also worked with PC-based media management (so called "jukebox") suppliers to create effective digital interfaces between our portable MicroCAM-based devices and their media management programs. Our designs are capable of playing music files encoded in a number of different music compression formats, and can support a number of different DRM's. The exterior appearance, button layout, and feature set in these designs are customizable according to OEM customers' needs. We believe our flexibility is important as the Internet music industry faces choices of competing music compression formats, DRM's, and storage media.

We offer a total solution from product design through development, manufacturing, delivery, and support. Our strategy is to build upon our proprietary technology to develop long-term strategic relationships with key manufacturers in various industries. We believe we have the expertise and experience to offer a turnkey solution to major OEMs seeking to implement portable digital sound processing. We actively seek licensing, private label, and OEM opportunities in the digital sound processing market. Our efforts include:

     1. Expanding our business by developing custom products for OEM customers - We seek to expand our business through sales and marketing targeted at obtaining additional product development opportunities with existing customers and new OEM customers.

     2. Developing brand name recognition with OEM customers - This strategy is being pursued through participation in industry alliances, trade show participation, professional articles and attaching our name along with OEM products to the extent possible.

     3. Expanding the technology base through continued enhancements of our technologies and applications - We develop in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more OEMs. Our engineering team continues to enhance and update MicroOS and MicroCAM software and related technology. We also devote resources to expanding the technology to new applications. In addition to improved music and voice processing, we believe our technology may have applications in a wide range of products including voice pagers, answering machines, cellular phones and accessories, computers, computer peripherals, and for the storage of still images and motion pictures.

     4. Leverage strategic and industry relationships - We have established important strategic or industry relationships with a number of industry participants including Lucent, Intel, IBM, SanDisk, Texas Instruments, Microsoft, Sony, DataPlay, Samsung, RealNetworks, Toshiba, Liquid Audio and other music oriented companies. We seek to leverage these relationships to achieve the strategies outlined above by expanding our business and solidifying our position as a technology leader in the field of voice, music and data processing.

Strategic and Industry Relationships

In addition to the customer relationships which are described in more detail elsewhere herein, we have established strategic and industry relationships in the fields of digital music and advanced digital recorders. We have also developed strategic relationships with key companies in the field of digital voice recording and voice processing. Through various association memberships and other industry-specific gatherings, we plan to continue to develop and build strategic relationships with key third parties. We believe our relationships in these fields will expand our opportunities to participate in developing advanced digital recorders and related electronic devices.

     DataPlay Inc. - We are developing portable digital products incorporating DataPlay's quarter-sized 500 MB digital media and micro-optical engine. DataPlay's universal digital recording media is designed to record and permanently store digital content whether downloaded, pre-recorded by content providers or consumer-created. We have begun designing DataPlay's micro-optical engine into custom products specifically for OEM customers ready to license the latest options in digital music players, voice/dictation recorders and video players.

     IBM Corporation - We are working with IBM to incorporate their Electronic Music Management System ("EMMS"), for use in our Internet music player designs. The EMMS solution provides for secure distribution and piracy protection for downloadable music content. We have also incorporated compatibility in our portable product designs with IBM's Microdrive removable media cartridge, and for embedded storage, their Travelstar hard disk drive. Along with IBM, we and five other leaders in speech recognition and mobile technologies form the Voice Technology Initiative for Mobile Enterprise Solutions ("VoiceTIMES").

     InterTrust Technologies Corporation - We have licensed InterTrust's Rights/PD(TM) software, DRM platform for embedded systems. This technology protects and manages rights and interests in digital information and provides for a common foundation for distributed e-commerce digital information and event management. InterTrust Technologies Corporation is the leading developer of distributed digital rights management technology.

     Liquid Audio, Inc. - We have licensed Liquid Audio's Secure Portable Player Platform ("SP3") for inclusion in our portable Internet music player designs. SP3 is a comprehensive software solution for building interoperable, secure, portable music devices. Users of the design will also be able to take advantage of Liquid Audio's Liquid Player software to manage their downloaded music collections, prepare play lists and transfer music to CD-ROM.

     Microsoft Corporation - We are incorporating Microsoft's Windows Media Audio format in various portable music player designs. This combines high audio quality with a DRM system for content protection. This technology also enables our customers to Play Windows Media-formatted files and access a portable player via a PC using Windows Media Player 7, a desktop-based media management program included in the Windows operating system.

     MusicMatch Inc. - We are working with MusicMatch to incorporate compatibility between our music player designs and their MusicMatch Jukebox, a desktop-based audio management program.

     QDesign Corporation - We support QDesign Music playback in our portable Internet music player design. QDesign's Music technology is an audio compression solution for QuickTime 4, Apple Computer's cross-platform architecture for digital media creation and delivery, and allows for music playback on a Mac or Windows machine. This compression solution is known as QDX.

     RioPort.com, Inc. - We are collaborating with RioPort to integrate their secure digital audio platform with our Internet music player design to provide portable hardware manufacturers with a secure, licensable solution for seamless delivery of digital audio content to consumers. RioPort, Inc. is redefining digital audio by delivering an integrated, secure platform for acquiring, managing and experiencing music and spoken audio programming from the Internet.

     SanDisk Corporation - We worked with SanDisk to incorporate CompactFlash into voice recorder and music player designs. We have also worked to incorporate their new Secure Digital Card, or SD Card, into our product designs. SanDisk specializes in designing, manufacturing and marketing Flash memory data storage products.

     Sony Corporation - We have licensed Sony's ATRAC3 proprietary audio compression format for inclusion in our portable Internet music player designs.

     Texas Instruments Incorporated - Our current music player designs use a new class of digital signal processor manufactured by Texas Instruments. We served as the DSP engineering specialist to port (configure software to operate on a new processor) Lucent's ePAC software to a new class of Texas Instruments DSPs. Texas Instruments is a global semiconductor company and a leading designer and supplier of DSP solutions. We are currently working together on business opportunities where Texas Instruments DSP's and our technology can be combined.

     Industry Associations - We maintain active membership and participation in the Secure Digital Music Initiative ("SDMI"), VoiceTIMES, and the Secure Digital Card Association ("SD").

Customers

We have revenue-producing contracts or revenue-producing licensing and marketing arrangements with the following customers:

Lanier Healthcare, LLC.

We designed, developed and produced a digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier Healthcare, LLC (the "Lanier Agreement"). These products represent the Cquence Mobile portion of Lanier's Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features.

The Lanier Agreement provides that we will supply product to them through December 2001. In May 1999 the Company commenced production, through a subcontract manufacturer, and in June 1999 commenced initial limited customer shipments pursuant to purchase orders. The supply agreement provides for rolling six month requirement forecasts and three month advance orders.

On December 22, 2000, Lanier announced that it had completed the sale of its voice processing (dictation) business (including the Cquence Mobile line) to Platinum Equity, LLC ("Platinum"). Platinum announced that this acquisition results in an entity named Lanier Healthcare, which Platinum operates as a stand-alone entity. Details of Platinum's plan of operations going forward are not known at this time. We do not know the impact, if any, that their plans will have on future orders under the Lanier Agreement. The loss of Platinum/Lanier Healthcare as a customer could have a material adverse impact on our company and our results of operations.

During the fiscal year ended March 31, 2001 we shipped $1,494,747 of products to Lanier, compared to $385,223 in fiscal 2000. Additionally, in 2001, the Company recognized $159,715 in revenues from engineering services, compared to $54,775 in fiscal 2000.

Remote Solution

In August 2000, we signed an agreement with Remote Solution, the U.S. marketing and sales organization for HanGo Electronics, Co., Ltd., Korea. Under the agreement, we are developing a MicroOS-based Internet music player design for a new multi-codec, SDMI-capable portable jukebox product which Remote Solutions will license from us. Remote Solution plans to introduce this music player to the consumer market under its own brand name and in addition will make it available for licensing by name-brand OEM customers in the electronics, computer, and audio industries. We expect that this product will begin shipping in the third calendar quarter of 2001.

Maycom

We have licensed our portable Internet music player design to Maycom Co. Ltd. for use in its products. Maycom is incorporating our reference design into their third-generation music player to support multiple music codecs including ePAC, AAC, WMA, and MP3 and to support various DRM schemes.

Samsung Electronics, America

In November 2000, we began work to develop a data storage device for Samsung Electronics, America. We are receiving fees for non-recurring engineering design services and expect to receive unit royalties when we begin shipping the product.

Samsung Electronics Co. Ltd.

In November 2000, we began work to develop a multi-codec music player/recorder for Samsung Electronics Co., Ltd. We are receiving fees for non-recurring engineering design services and expect to receive unit royalties when we begin shipping the product.

EASTECH

In January 2001, we signed a licensing agreement with East Asia Technology Limited ("EASTECH"), a designer and manufacturer of audio, video and Internet appliances for the OEM consumer electronics market. Under this royalty-bearing agreement, EASTECH will use our portable jukebox design and customer engineering services to produce private-labeled Internet audio jukeboxes to the consumer market. EASTECH has recently announced that they have signed contracts to provide digital music players to major consumer electronics companies. We expect that EASTECH will incorporate our technology platforms in some of the contracted music players. We expect that these music players will begin shipping in the third calendar quarter of 2001.

Other Customers

We are working with a number of OEM customers on new products for their consumer electronics lines. Some will not announce products until they begin shipping to consumer markets. Some details of these relationships will not emerge until their products begin shipping to consumer markets.

Services, Licensing, and Technology
Our technology and services are focused on providing digital solutions for the portable device marketplace.

Services

We offer developers of electronic products a portfolio of services within the broad categories of design services, development services, manufacturing services, and customer service. Our revenue has been and is expected to be derived from a combination of fees from licensing, engineering services, manufacturing services, warranty services, industrial design services, technical support services, order fulfillment, and unit royalty payments.

We offer services to design electronic and portable digital products. When developers of electronic products lack the experience or resources to work with portable storage media to do their own design work, or they want to keep internal engineers and designers on other work, our design services help perform component and product design. We offer design services in areas such as circuit design, the design and incorporation of custom digital signal processing solutions, wireless communication, computer and Internet connectivity and product design. We have expertise in embedded systems, digital and analog integrated circuit design, wireless, multimedia, Internet and computer connectivity, DSP customization, Flash memory interface and related fields.

In addition to design, our engineers can perform development services aimed to convert designs into functional reference designs, prototypes and/or end products. We are also experienced in arranging for manufacturing services including factory hand-off and development of test procedures.

Manufacturing Management Services

We have relationships with an ISO certified manufacturer, which has facilities in the United States, Malaysia, Taiwan, China, Singapore, and Korea. This manufacturer either has performed or is qualified to perform manufacturing, assembly, and related services for our OEM customers and/or licensees. We have expertise in developing, performing and overseeing manufacturing processes. We offer technology transfer, manufacturing supervision, documentation, and quality control services to our OEM customers.

Licensing

We license technology platforms and reference designs to OEM customers. A technology platform can be software alone or a combination of software, firmware, and hardware. OEM customers use technology platforms as components in new products. A reference design is a more fully developed product including completed industrial design and user interface features. A reference design may be private labeled, as is, by licensees or it may be customized further according to their needs. We also assist OEM customers in obtaining third-party licenses such as music and voice compression algorithms and Digital Rights Management systems that may be necessary before a product can be marketed.

MicroOS Core Technology

Our MicroOS is a real time operating system designed to transparently manage the difficulties of writing, reading, and editing data on Flash or related memory. It serves as system software to manage all operations in handheld devices using either removable or embedded Flash (or related media) for data storage. MicroOS is compatible with virtually all types of portable storage memory as well as other standard IDE drives. MicroOS facilitates advanced functionality, ease of use, flexibility, and reliable performance in products and supports all types of data files including voice, text, images, video and/or music.

We believe our MicroOS technology is an efficient, portable storage memory file management system. The patented software architecture takes a unique approach to file management that is robust, high-speed and efficient. This approach is suited for the high-speed portable product market because it requires minimal micro-controller support while providing broad product functionality. This architecture offers OEMs the ability to reduce new product development time and time to market, as well as produce a product featuring a reduced chip count and correspondingly lower cost and power requirements.

MicroCAM Technology (MicroOS-based Compressed Audio Manager)

We have employed MicroOS in portable digital recorders and extended the technology for implementation into various product concepts. One extension is our MicroCAM technology, which can support multiple compression formats such as MP3, AAC, ATRAC3, WMA, ePAC, and others in a single device. MicroCAM allows for high-bandwidth speech and music playback from a CompactFlash cartridge, other removable or embedded Flash memory, or other ATA/IDE/ATAPI embedded or removable rotating drives such as Microdrive or DataPlay.

MicroCAM's features include a computer standard interface and adaptability to various PC-based audio or media managers. MicroCAM technology can be integrated into a variety of products, such as pagers, cellular phones, and other portable devices, as well as home or auto-based stereos incorporating storage drives.

Marketing and Sales

Marketing and sales are performed internally, primarily by our Vice President of Sales and Marketing, Business Development Manager, Vice President of Research and Development, President, and various technical personnel who are heavily involved in the sales process. Targeted OEM customers include dictation equipment manufacturers, Internet music participants, digital camera developers, cellular phone manufacturers, semiconductor and DSP manufacturers, home audio manufacturers, automotive audio manufacturers, and developers of various portable devices.

Maycom, EASTECH, and Remote Solution/HanGo are licensees and marketing partners. Their areas of interest are in Internet music players and digital voice recorders. As turnkey manufacturing service providers, Maycom, EASTECH, and HanGo have access to a number of name-brand consumer electronics customers to whom they are marketing product designs which include our technology. With these three licensees/marketing partners, we are marketing Internet music player designs and other product designs worldwide to OEM companies whom license and/or label the designs for introduction to the retail market under their brand name(s).

We primarily market our services through our strategic and industry relationships and technical articles in trade and business journals. We also participate in industry trade shows, either directly or in conjunction with customers and/or strategic partners. In the last twelve months we have devoted significant resources to creating enhanced marketing materials that supplement custom marketing presentations to key prospects. We may in the future employ limited and selected advertising in targeted industry publications.

Intellectual Property

We have five issued U.S. patents covering our MicroOS file management software and certain technology related to portable digital devices. Our software is also protected by copyrights. We rely primarily on a combination of patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect our proprietary rights.

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

We have also filed a number of trademark applications with the U.S. Patent and Trademark Office including e.Digital, MicroOS, MicroCAM, and Smart Solutions for a Digital World. We have received notification of allowance from the United States Patent Office for use of FlashBack(R), Hold That Thought(R), Fumble Free(R) and SoundClip(R) as registered trade names. We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in developing portable devices using flash and other portable storage formats.

Research and Development Costs

For the years ended March 31, 2001 and 2000, we spent $1,956,857 and $1,346,927, respectively, on research and development. We anticipate we will continue to devote substantial resources to research and development activities. During fiscal 2001 and 2000, $159,715 and $100,743, respectively, of research and development costs were borne by Lanier, a contract development customer and such related costs were included in cost of services. Also in fiscal 2001 and 2000, approximately $173,550 and $82,579 of research and development revenue was recognized from the Company's research and development contracts. The related costs were included in cost of services.

Competition

We believe we have developed a leading comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd., Intel Corporation, Interactive Objects Inc., Digital5 Inc., and Datalight Inc. In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, we offer a system attractive for more complex applications. Although we were successful in competing against other systems in our selection by Lanier, Maycom, RemoteSolution/HanGo, Samsung, and EASTECH, there is no assurance we can continue to compete against other providers of digital recording solutions, many of which have substantially greater resources.

Our technology focuses on digital applications. Accordingly, competition for our technology includes analog tape solutions, traditional dictation equipment, and traditional CD recording and playback equipment. We and our OEM customers, therefore, compete with a wide range of consumer and business product suppliers producing a wide variety of products and solutions. The electronics product market is highly competitive with many large international companies competing for the consumer and business markets.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of digital sound processing for portable storage media.

The competition is expected to be fierce in the field of portable digital music players. Diamond Multimedia Systems, Inc., now known as SONICblue's Rio Division, introduced the Rio, the first commercially available MP3 portable player, in November 1998. Other manufacturers, including Creative Labs, Thompson Multimedia's RCA division, Intel, LG

Electronics, Samsung, Sony, Sanyo, Toshiba, and others, have released or announced plans to sell portable digital music players, most using the MP3 format. Other manufacturers are expected to announce products in the future and companies not normally associated with consumer electronics may enter the market to use portable music players to seed the market for digital music or other products and services. Our technology will compete with other solutions; however, we will focus on markets requiring advanced features and a robust file management system.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

Employees

As of June 5, 2001, we employed approximately thirty-six full time and four part-time employees of whom five were production and testing, twenty-three were research, development and engineering, nine were sales, general and administrative and three were executive officers. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management of the Company considers the relationship between the Company and its employees to be good.

We also engage consultants or lease engineering personnel on a temporary basis from time to time and use other outside consultants for various services.

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

ITEM 2. DESCRIPTION OF PROPERTY

On July 11, 1997, we entered into a three-year joint lease agreement with American Technology Corporation, an affiliated company, for property located at 13114 Evening Creek Drive South, San Diego, California. In September 2000, we amended the lease to become an independent lessee. The term lease expires July 31, 2003. We occupy approximately 13,000 square feet with aggregate monthly payments of $15,337 inclusive of utilities and costs. Under the terms of the lease we are required to pay our proportionate share of operating expenses that exceed expenses of the base year (2000). Due to the large increase in utility expenses during the past year, we expect that our monthly payments will increase to approximately $17,500 per month beginning in July 2001.

We believe this facility is adequate to meet our needs for the next twelve months given current plans. However should we expand our operations, we may be required to obtain additional space or alternative space. We believe there is adequate availability of office space in the general vicinity to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are party or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock trades in the over-the-counter market on the OTC Electronic Bulletin Board. The following table sets forth, for the periods indicated, the high and low closing bid prices for our Common Stock, as reported by the National Quotation Bureau, for the quarters presented. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns, and commissions.

                                                                                         High                Low
Fiscal year ended March 31, 2000
     First quarter                                                                    $ 3.7344             $0.1406
     Second quarter                                                                   $ 2.8438             $1.0938
     Third quarter                                                                    $ 2.9062             $1.2344
     Fourth quarter                                                                   $24.5000             $2.9062
Fiscal year ended March 31, 2001
     First quarter                                                                    $10.3125             $5.0000
     Second quarter                                                                   $ 7.0625             $2.8125
     Third quarter                                                                    $ 4.9688             $1.3438
     Fourth quarter                                                                   $ 4.0938             $1.1875

At June 5, 2001 there were 130,175,406 shares of Common Stock outstanding and approximately 1,600 stockholders of record.

We have never paid any dividends to our Common Stock stockholders. Future cash dividends or special payments of cash, stock or other distributions, if any, will be dependent upon our earnings, financial condition and other relevant factors. The Board of Directors does not intend to pay or declare any dividends on our Common Stock in the foreseeable future, but instead intends to have the Company retain all earnings, if any, for use in the business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "CERTAIN FACTORS THAT MAY AFFECT E.DIGITAL'S BUSINESS, FUTURE RESULTS AND FINANCIAL CONDITION."

General

We offer engineering partnerships with leading electronics companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market our services and technologies to Original Equipment Manufacturers with a focus on developing digital music and voice players/recorders using the latest in digital storage media and technology. We offer complete reference designs and technology platforms for private labeling by OEMs. We may sometimes integrate our OEMs' unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

Services offered include custom hardware, firmware, and software developments, technology platform development, product design, manufacturing services, warranty services, and licensing of our patented file management systems. Our revenues result from the sale of products and fees from licensing, engineering services, manufacturing services, industrial order fulfillment, technical support services, warranty services, design services and unit royalty payments. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

We have incurred operating losses in each of the last two fiscal years and these losses have been material. We incurred an operating loss of $3.9 million in fiscal year 2001 and $2.6 million in fiscal year 2000. Our current level of monthly cash operating costs is approximately $400,000 per month. However, we may increase expenditure levels in future periods to support our OEM customers and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Results of Operations

For the fiscal year 2001, we reported revenues of $1,828,012, a 273% increase over revenues of $489,962 for fiscal 2000. One customer (Lanier) accounted for 90% of fiscal 2001's and 2000's revenues, respectively and the loss of or a significant reduction of purchases by such customer could have a material adverse impact on our operations.

Revenue for fiscal 2001 included $1,494,747 of product sales to OEMs versus $387,576 for the prior comparable period. As of March 31, 2001 we had open purchase orders from Lanier of approximately $375,000. There can be no assurance of the level or continuation of shipments to Lanier.

Our development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Development service revenue of $333,265 for the fiscal year ended March 31, 2001 has increased from the $102,386 for the prior year as we have entered into new service contracts.

For the year ended March 31, 2001, we reported a gross profit of $123,436 as compared to a gross profit of $28,482 for fiscal 2000. Costs of sales consisted of $1,380,041 of product costs and $324,535 of contract services consisting mostly of research and development labor being funded in part by the Maycom, Samsung and other development agreements.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses ) for the year ended March 31, 2001, were $3,996,323 as compared to $2,643,490 for the year ended March 31, 2000. Selling and administrative costs aggregated $2,039,466 in fiscal 2001 compared to $1,296,563 in the prior period. The $742,903 increase was comprised primarily of a $312,003 increase in personnel and related expenses, a $164,752 increase in public relations and stockholder costs, a $82,959 increase in accounting and legal expenses, an increase in facility cost of $64,921 and a $43,900 increase in travel and related costs.

Research and related expenditures for the year ended March 31, 2001 were $1,956,857, as compared to $1,346,927, for the prior year. An aggregate of $174,831 of development costs were incurred for contract development work during the year ended March 31, 2001 and are included in cost of revenues. The $609,930 increase is comprised of a $538,559 increase in personnel and related costs and an increase of $72,855 for research and development materials, offset by a reduction of $21,316 in travel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $3,872,887 for the year ended March 31, 2001, as compared to an operating loss of $2,615,008 for the year ended March 31, 2000. The increase in operating losses in the current fiscal year is comprised of the increase in research and development services and the increase in selling, general and administration personnel and related costs. Management believes, but there can be no assurance, that investments in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is substantial uncertainty about future operating results.

We had no cash interest expense for the year ended March 31, 2001, as compared to $49,714, for the prior period resulting from the repayment of the interest bearing debt in fiscal 2000. We also incurred during the fiscal year ended March 31, 2000 $82,499 as non-cash interest expense from the issuance of convertible promissory notes convertible at a discount and warrants issued with debt and amortization of note discounts.

We reported a loss for the current fiscal year of $3,646,378 comparable to the loss of $2,608,854 for the prior year.

The net loss available to stockholders for fiscal 2001 was increased in computing loss per share of Common Stock by $3,417,094.for the beneficial conversion feature on the Series B Preferred Stock, accretion of the discount on Series C stock of $582,905, premium on the Series C stock of $400,000 and accrued dividends of $87,668 on Series A, B and C stock.

Liquidity and Capital Resources

At March 31, 2001, we had working capital of $2,445,655 compared to working capital of $2,369,744 at March 31, 2000. We had $15,786 of working capital invested in inventories at March 31, 2001 and $79,599 at March 31, 2000.

For the year ended March 31, 2001, net cash increased by $217,140. Cash used in operating activities was $3,373,165. Major components using cash were a loss of $3,646,378 reduced by $85,142 of aggregate depreciation and amortization and $38,000 of non-cash compensation expense with regards to options issued below market value. The major change in assets and liabilities providing cash for operating activities was a reduction in inventory of $63,813, an increase in accrued employee benefits of $57,463, an increase in accounts payable trade of $245,637, and an increase of $100,952 in other accounts payable and accrued liabilities. The major changes in assets and liabilities using operating cash was an increase in certificate of deposit of $55,224, and an increase of $257,282 in accounts receivable.

During the fiscal year ended March 31, 2001, we obtained $3,701,250 of cash from the issuance of Series C preferred stock, which significantly improved our financial position. At March 31, 2001 we had cash on hand of $3,511,506. Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position assuming (a) continuation of existing OEM development arrangements, (b) current planned expenditures and level of operation, and (c) product sales against existing orders; we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of Lanier shipments, orders and reorders and the realization of royalties are subject to many factors and risks, many outside our control.

Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. There can be no assurance that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, or debt financing or additional equity offerings.

We may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. We estimate that we may require additional capital to finance future developments and improvements to our technology. There can be no assurances that additional capital will be available when needed. Any future financing may also be dilutive to existing stockholders.

Future Commitments and Financial Resources

We have recorded an obligation with a leasing institution providing for future payments of approximately $515,000. This obligation reflects management's best estimate of amounts due for matters in dispute. Settlement may either be more or less than the amounts recorded in the accompanying consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In June 1999, we commenced production on Lanier products. Management believes our third party contract manufacturing arrangement minimizes the working capital funds required for the production of Lanier orders. We are subject to the risk that should this arrangement be modified or not produce the desired results, that we would be required to supply substantial working capital for the production of the Lanier orders. We rely on this third party manufacturer for production of the Lanier products and are therefore subject to the substantial risks associated with using a sole supplier. Additionally, in the event that there are cancellations or reductions in Lanier's orders, we are required to purchase one month's finished goods orders and all work in progress, raw materials and any excess materials.

If, in the future, our operations increase significantly, we may require additional funds. We might also require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

Inflation

Inflation has not had any significant impact on our business.

New Accounting Pronouncements

The Financial Accounting Standards Board and also have issued a new pronouncement for future implementation as discussed in our consolidated financial statements (see page F-9). As discussed in the notes to the consolidated financial statements, the implementation of these new pronouncements is not expected to have a material effect on our consolidated financial statements.

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

                                FINANCIAL RISKS

We Have a History of Losses and May Incur Future Losses - We have incurred significant operating losses in prior fiscal years and at March 31, 2001 had an accumulated deficit of $52,147,592. We had a loss of approximately $3.6 million in fiscal 2001. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we may continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

We Expect Our Operating Results To Fluctuate Significantly - Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

    .   Unpredictable demand and pricing for our contract development services
    .   Market acceptance of OEM products by end users
    . Uncertainties with respect to future OEM customer product orders, their timing and the margins to be received, if any
    .   Fluctuations in operating costs
    .   Changes in research and development costs
    .   Changes in general economic conditions
    .   Changes in technology
    .   Short product lifecycles

We May Experience Product Delays, Cost Overruns and Errors - We have experienced development delays and cost overruns associated with contract development services in the past. We may experience additional delays and cost overruns on current projects or future projects. We experienced delays in bringing the Lanier products to production through our outside manufacturing arrangement. Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, the results of our contract services and the products produced for OEM customers could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by our customers or in turn, their customers.

We May Need to Obtain Additional Financing - We believe that with cash on hand and proceeds from existing development and production contracts, we have sufficient proceeds to meet cash requirements for the next twelve months. However, we may need to raise additional funds to:

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

We Rely on a Limited Number of Customers - A substantial portion of our revenues have been derived primarily from a limited number of customers. For the year ended March 31, 2001, the provision of contract development services and product shipments to Lanier accounted for approximately 90% of our revenues. In December 2000, Lanier Worldwide Inc. announced that it had completed the sale of its dictation business to Platinum Equity, LLC. The newly acquired entity is known as Lanier Healthcare LLC. The loss of the Lanier relationship, failure to produce products under our contract or a decline in the economic prospects of Lanier or the products we produce upon recorder would have a material adverse effect on our operations.

We Cannot Predict Product Acceptance in the Market - Sales and marketing strategy contemplates sales of developed products to the electronics and computer software market, by OEM customers. The failure of such OEM customers to penetrate their projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our customer's products will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

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

We Depend on the Development of the Digital Music Market to Create a Market for Consumer Devices - We believe the market for portable consumer devices to play digital music will not develop significantly until consumers are able to download popular digital recordings from the Internet. We believe the availability of popular recordings will depend on the adoption of one or more formats to limit the unauthorized reproduction and distribution of music, called "pirated" copies. Piracy is a significant concern of record companies and artists. The failure of the record industry to adopt solutions may delay or have an adverse impact on the growth of this market. This failure could harm our business.

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

Risks Related To Government Regulation, Content And Intellectual Property Government Regulation May Require Us To Change The Way We Do Business - Our business is subject to rapidly changing laws and regulations. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, copyright law, proposed encryption laws, content regulation and import/export regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

                  RISKS RELATED TO TRADING IN OUR COMMON STOCK

Our Stock Price May Continue to be Volatile - The trading price of our Common Stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

   .  quarter-to-quarter variations in operating results
   . announcements of technological innovations by us, our customers or competitors
   . new products or significant OEM design achievements by us or our competitors
   . general conditions in the markets for the our products or in the electronics industry
   .  the price and availability of products and components
   . changes in operating factors including delays of shipments, orders or cancellations
   .  general financial market conditions
   .  market conditions for technology stocks
   . litigation or changes in operating results or estimates by analysts or others
   .  or other events or factors

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

Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations - Our shares of Common Stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. ("NASD"). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. Sales of substantial amounts of our outstanding Common Stock in the public market could materially adversely affect the market price of our Common Stock. To date, the price of our Common Stock has been extremely volatile with the sale price fluctuating from a low of $1.1875 to a high of $10.3125 in the last twelve months.

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

The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized.

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

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page F.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: Compliance With Section 16(a) of the Exchange Act

Identification of Directors, Executive Officers and Key Employees
The directors, executive officers and key employees of the Company, their ages and positions held are as follows:

Name                      Age  Position
Allan Cocumelli            50  Chairman of the Board and Director, Audit Committee
Alfred H. Falk             46  President, Chief Executive Officer and Director
Robert Putnam              42  Vice President, Secretary and Director
Jim Collier                52  Chief Operating Officer
Walter "Skip" Matthews     55  Director, Audit Committee
Victor G. Ramsauer         46  Director, Audit Committee
Robert Jecmen              51  Director
Renee Warden *             37  Controller
Steve Ferguson *           37  Vice President of Sales & Marketing
Atul Anandpura *           38  Vice President of Research and Development
Norbert Daberko *          44  Vice President of Engineering

* Key employees

The terms of all directors will expire at the next annual meeting of the Company's stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between the Company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. There are no other persons whose activities are material or are expected to be material to the Company's affairs.

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

  Alfred H. Falk - Mr. Falk was appointed President and a Director of the Company in January 1997 and on July 1, 1998 he was also appointed as Chief Executive Officer. From March 1995, prior to his appointment as President, he served as Vice President, Business Development and Vice President of OEM and International Sales of the Company. Before joining the Company, Mr. Falk was with Resources Internationale where he served as Director of U.S. Sales from 1993 to 1995. From 1988 to 1993, Mr. Falk was the Manager of OEM Sales and Technology Licensing for Personal Computer Products, Inc. in San Diego. From 1978 to 1988 Mr. Falk held several management positions at DH Technology and was instrumental in its successful start up. Mr. Falk attended Palomar College in San Marcos and Foothill College in Los Altos, California.

  Robert Putnam - Mr. Putnam was appointed Secretary of the Company in March 1988 and Vice President in April 1993. He was appointed a Director of the Company in 1995. He served as a Director of American Technology Corporation

("ATC") from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as Vice President, Investor Relations of ATC. He has also served, as Secretary/Treasurer of Patriot since 1989 and from 1989 to March 1998 was a director of Patriot. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the Company, approximately twenty hours per week.

  Jim Collier - Mr. Collier joined the Company in April 2000 as Vice President of Operations. In June 2001 he was appointed Chief Operating Officer. Mr. Collier has over twenty years of progressive management experience in the areas of operations, manufacturing, and product management. In addition to various management positions at Analytical Sciences, Inc., and Litton Applied Technology, Mr. Collier's past positions include Worldwide Operations Director at General Instruments Corporation - Satellite Data Network Group, Executive Vice President/COO at CTX International, and Vice President of Operations at Executone Information Systems. Mr. Collier holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and is a Certified Product Manager through the University of California at Santa Cruz.

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

  Victor G. Ramsauer, CPA - Mr. Ramsauer was appointed to the Board of Directors on April 12, 2000. Mr. Ramsauer has been a stockholder at Levitz, Zacks and Ciceric, CPA's since 1985. Prior to joining Levitz, Zacks and Ciceric, Mr. Ramsauer held a manager level position with Price Waterhouse from 1977 to 1985. Mr. Ramsauer received his B.S. degree in Business Administration from California State Polytechnic University, Pomona in 1976. Mr. Ramsauer obtained his CPA license in both California and Nevada in 1980 and 1999, respectively. Mr. Ramsauer is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Nevada Society of Certified Public Accountants.

  Robert Jecmen - Mr. Jecmen was appointed to the Board of Directors on September 11, 2000. From June 1976 to August 2000, Mr. Jecmen was employed by Intel in various management capacities until his retirement in August 2000. During this period, Mr. Jecmen held positions of Vice President of the Technology and Manufacturing Group, General Manager of the California Technology and Manufacturing Group and most recently managed Intel's mobile PC business as Vice President of the Intel Architecture Group. Mr. Jecmen obtained his M.S. in Materials Science from the University of California, Berkeley in 1973.

  Renee Warden - Ms. Warden joined the company in 1991 as Accounting Manager and was appointed Controller in June 1997. Ms. Warden attended Palomar College and the accounting program at the University of Phoenix, San Diego, where in 1999 she received her Bachelor's Degree in Business Accounting. In 1999, Ms. Warden was also appointed Chief Accounting Officer, Treasurer and Corporate Secretary for American Technology Corporation. Ms. Warden devotes only part-time service to the Company, approximately twenty hours per week.

  Steve Ferguson - Mr. Ferguson joined the company in 1999 as Director of Business Development. In 2000, Mr. Ferguson was promoted to Vice President of Sales and Marketing. Prior to joining the Company Mr. Ferguson held the position of Chief Operating Officer and Vice President of Business Development at Enterprise Design Group. From 1995 to 1998 Mr. Ferguson held the position of General Manger for Arena Sports. Mr. Ferguson obtained his BS from the University of Iowa and is presently attending San Diego State University's Master program.

  Atul Anandpura - Mr. Anandpura joined the company in 1999 as the Vice President of Research and Development. From 1996 to 1999 Mr. Anandpura held the position of Managing Director for Maycom Europe Ltd. in Surrey U.K. Mr. Anandpura was the lead engineer in the development of a branded MP3 internet music player for Maycom. Prior to joining Maycom From 1986 to 1996 Mr. Anandpura held the positions of Electronic Engineer, Senior Design Engineer and Project Manager for Maxon Systems Inc., in Surrey U.K. Mr. Anandpura obtained his Bachelor of Engineering Electronics degree from M.S. University in Baroda, India.

  Norbert Daberko - Mr. Daberko was appointed Vice President of Engineering in 1994. Prior to his work with the Company, Mr. Daberko served as Project Manager for new product development, engineering testing, and product maintenance for Personal Computer Products, Inc. He has also served as Project Manager for a proprietary hardware development program, the system integration of a military proposal, as well as several other capacities at Electronic Data Systems, Inc., in Richardson, Texas. Mr. Daberko obtained his AA from Fullerton College and a B.S.E.E. from California Polytechnic University.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2001, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth for the years ended March 31, 2001, 2000 and 1999, the cash compensation of Mr. Falk, who functioned as Chief Executive Officer during the year ended March 31, 2001. No other person served as an Executive Officer of the Company during the fiscal year ended March 31, 2001 and received total salary and bonus in excess of $100,000.

Summary Compensation Table

                                                                                          Long Term
                                                                                        Compensation
                                                                                        ------------
            Name and               Fiscal      Annual            Compensation              Options            All Other
       Principal Position           Year       Salary         Bonus         Other       (# of Shares)       Compensation
--------------------------------   ------   -------------  -----------   -----------  ------------------    ------------
Alfred H. Falk, President and         2001       $155,000      $38,750  $24,403/(2)/        25,000               -0-
 Chief Executive Officer              2000       $154,558      $54,250   -0-             1,715,000/(1)/          -0-
                                      1999       $101,885      -0-       -0-               882,000               -0-

(1) An aggregate of 285,000 of these options were voluntarily canceled during fiscal 2001.
(2) Includes unused vacation pay in the amount of $14,803 and an auto allowance of $9,600 annually.

Option Grants

Shown below is further information on grants of stock options to the Named Executive Officers reflected in the Summary Compensation Table shown above.

Option Grants for Fiscal Year Ended March 31, 2001

                                             Percent of Total
                          Number of           Options Granted         Exercise  Expiration
Name                   Options Granted  to Employees in Fiscal Year   Price     Date
----                   ---------------  ---------------------------   --------  ----------
     Alfred H. Falk        25,000/(1)/              1.8%                 $1.75     2/23/06

(1)  These options vested 50% at six months and twelve months after issuance.

Aggregated Option Exercises and Fiscal Year-End Values

The following table provides information on exercised and unexercised options of the Named Executive Officer at March 31, 2001.


                                                                                                Value of
                                                          Number of Securities                 Unexercised
                                                         Underlying Unexercised               In-The-Money
                                                               Options at                      Options at
                                                             March 31, 2001               March 31, 2001 /(1)/
                  Shares Acquired                                 (#)                              ($)
Name              on Exercise (#)   Value Realized     Exercisable/Unexercisable        Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Alfred H. Falk        648,316         $3,402,743         904,456        835,544           --/(2)/        --/(2)/

(1) Based on the last sale price at the close of business on March 30, 2001 of $1.4688.
(2)  All options were out-of-the-money at March 31, 2001.

The Company has not awarded stock appreciation rights to any employee of the Company and has no long-term incentive plans, as that term is defined in SEC regulations. The Company has no defined benefit or actuarial plans covering any person.

Employment Agreements

In May 1999, the Company entered into an employment agreement with Alfred H. Falk, the Company's President and Chief Executive Officer. The employment agreement provides for a base salary of $155,000 per year and certain bonuses as approved by the Board of Directors. The agreement is for a two year term and the Board of Directors is currently reviewing this agreement. In the event of a non-voluntary termination other than for cause, the employee is entitled to six months severance payment. In the event of a change of control (a new owner controls more than 51% of the Company's Common

Stock) and employee is terminated within 12 months of the change, other than cause, then the employee shall receive a termination payment equal to one year's then annual compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth, as of June 5, 2001, information regarding ownership of the Common Stock, by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, by each director and by all executive officers and directors of the Company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.

                                                       Number of        Percent
    Name                                              Shares Owned     of Class
 Alfred H. Falk                                      2,019,456/(1)/       1.5%
  13114 Evening Creek Dr. S.
  San Diego, CA 92128
 Robert Putnam                                       1,475,000/(2)/       1.1%
  13114 Evening Creek Dr. S.
  San Diego, CA 92128
 Jim Collier                                                      -         -
  13114 Evening Creek Dr. S
  San Diego, CA 92128
 Allen Cocumelli                                       201,000/(3)/         *
  13114 Evening Creek Dr. S.
  San Diego, CA 92128
 Walter Matthews                                       100,000/(4)/         *
  13114 Evening Creek Dr. S.
  San Diego, CA 92128
 Victor Ramsauer                                        50,000/(5)/         *
  13114 Evening Creek Dr. S.
  San Diego, CA 92128
 Robert Jecmen                                          50,000/(5)/         *
  13114 Evening Creek Dr. S.
  San Diego, CA 92128
 All officers and directors
   as a group (7 persons)                            3,895,456/(6)/       2.7%

     * less then 1%

(1) Includes options exercisable within 60 days to purchase 904,456 shares. Excludes unvested options to purchase 835,544 shares.
(2) Includes options exercisable within 60 days to purchase 350,000 shares and warrants to purchase 500,000 shares. Excludes unvested options to purchase 200,000 shares.
(3) Includes options exercisable within 60 days to purchase 200,000 shares. Excludes unvested options to purchase 25, 000 shares.
(4) Includes options exercisable within 60 days to purchase 100,000 shares. Excludes unvested options to purchase 25,000 shares.
(5) Includes options exercisable within 60 days to purchase 50,000 shares. Excludes unvested options to purchase 75,000 shares.
(6) Includes options exercisable within 60 days to purchase 1,604,456 shares and warrants on 500,000 shares.

Preferred Stock

The following security ownership information is set forth as of June 5, 2001, with respect to certain persons or groups known to the Company to be beneficial owners of more than 5% of the Company's outstanding Series C Preferred Stock, the only class of preferred stock outstanding. Other than as set forth below, the Company is not aware of any other person who may be deemed to be a beneficial owner of more than 5% of the Company's preferred stock.

                                                        Amount and
                                                        Nature of
                                                        Beneficial         Percent of
Name and address of Beneficial Owner (2)             Ownership (1)(3)        Class
-------------------------------------------------  --------------------  --------------
Millennium Partners, LP                                      24                32%
666 Fifth Ave. 8th Floor
New York, NY 10103

AIG SoundShore Holding Ltd.                                  22                30%
c/o AIG SoundShore LLC
1281 East Main Street
Stamford, CT 06902

AIG SoundShore Opportunity Fund Ltd.                         12                16%
c/o AIG SoundShore LLC
1281 East Main Street
Stamford, CT 06902

AIG SoundShore Strategic Holding Fund Ltd.                    9                12%
c/o AIG SoundShore LLC
1281 East Main Street
Stamford, CT 06902

AIG SoundShore Private Investors Fund Ltd.                    7                10%
c/o AIG SoundShore LLC
1281 East Main Street
Stamford, CT 06902

  (1) Represents number of shares of Series C Stock, held as of June 5, 2001. At such date an aggregate of 74 shares of preferred stock were issued and outstanding convertible into an aggregate of 668,707 shares of Common Stock.
  (2) The Company believes that the representative named has the authority to vote the shares on behalf of the preferred stockholder.
  (3) The Company has no additional information regarding beneficial ownership of Common Stock by the holders of preferred stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE
                                    PART IV

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

3.4 Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock filed with the State of Delaware on June 24, 1999 and filed as Exhibit 3.4 to the Company's Annual Report on Form 10-KSB dated March 31, 1999.

3.5 Certificate of Designation of Preferences, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed with the State of Delaware on October 4, 2000 and filed as Exhibit 3.5 to the Company's Form S-3, dated November 3, 2000.

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

4.18.1 Amendment No. 1 to Stock Purchase Warrant Agreement between the Company and Higham, McConnell & Dunning dated September 30, 1997, filed as Exhibit to the Company's Form 10-QSB for the quarter ended September 30, 1997.

4.18.2 Amendment No. 2 to Stock Purchase Warrant Agreement between the Company and Higham, McConnell & Dunning dated May 27, 1999, filed previously on the Company's Annual Report on Form 10-KSB dated March 31, 1999.

4.19 Warrant Agreement for 500,000 shares dated January 15, 1999 between the Company and Sunrise Capital, Inc., filed previously on the Company's Annual Report on Form 10-KSB dated March 31, 1999.

4.20 Form of Warrant Agreement for an aggregate of 2,907,142 shares (as of March 31, 1999) issued at various dates between the Company and six investors, filed previously on the Company's Annual Report on Form 10-KSB dated March 31, 1999.

4.21 Form of Warrant Agreement for an aggregate of 1,117,857 shares (as of March 31, 1999) dated March 1999 between the Company and four investors., filed previously on the Company's Annual Report on Form 10-KSB dated March 31, 1999.

4.22 Warrant Agreement for 125,000 shares dated October 15, 1998 between the Company and Renwick Corporate Finance, Inc., filed previously on the Company's Annual Report on Form 10-KSB dated March 31, 1999.

4.23 Warrant Agreement for 100,000 shares dated January 15, 1999 between the Company and Pomerado Properties., filed previously on the Company's Annual Report on Form 10-KSB dated March 31, 1999.

4.24 Warrant Agreement for 195,000 shares dated June 24, 1999 between the Company and JNC Opportunity Fund Limited, filed previously on the Company's Annual Report on Form 10-KSB dated March 31, 1999.

4.25 Warrant Agreement for 137,615 shares dated June 24, 1999 between the Company and Jesup & Lamont Securities Corporation and filed as Exhibit
          3.4 to the Company's Annual Report on Form 10-KSB dated March 31,
          1999.

4.26 Convertible Preferred Stock Purchase Agreement between the Company and JNC Opportunity Fund Limited dated June 24, 1999 and filed as Exhibit
          3.4 to the Company's Annual Report on Form 10-KSB dated March 31,
          1999.

4.27 Registration Rights Agreement between the Company and JNC Opportunity Fund Limited dated June 24, 1999 and filed as Exhibit 3.4 to the Company's Annual Report on Form 10-KSB dated March 31, 1999.

4.28 Warrant Agreement for an aggregate of 230,946 shares dated October 5,2000 between the Company and the Series C preferred stockholders filed as Exhibit 4.3 on Form S-3, dated November 3, 2000.

4.29 Warrant Agreement for 138,568 shares dated October 5, 2000 between the Company and Jesup and Lamont Securities Corporation filed as Exhibit
          4.4 on Form S-3, dated November 3, 2000.

4.30 Convertible Preferred Stock Purchase Agreement between the Company and the Series C preferred stockholders dated October 5, 2000 and filed as
          Exhibit 4.5 on Form S-3, dated November 3, 2000.

4.31 Registration Rights Agreement between the Company and the Series C preferred stockholders dated October 5, 2000 and filed as Exhibit 4.6 on Form S-3, dated November 3, 2000.

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

10.2.3 Third Amendment to Stock Option Plan adopted by the Company on November 9, 2000 and filed previously as Exhibit B to the Company's Annual Report on Schedule 14A dated September 22, 2000.

10.5 Employment Agreement dated October 3, 1997 between the Company and Alfred H. Falk.

10.5.1    First Amendment to Employment Agreement between the Company and Alfred
          H. Falk dated May 19, 1999

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

10.6.1 First Amendment to Lanier Agreement between the Company and Lanier Worldwide, Inc. dated May 19, 1998.

10.9.2* Sublease Agreement between Smith Industries and Aerospace and the Company dated September 1, 2000.

10.10 Manufacturing Agreement between the Company and Eltech Electronics, Inc. dated December 3, 1998.

10.11 License Agreement between the Company and Maycom Co., Ltd., dated January 4, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 24b-2].

21.1  *   List of subsidiaries.

23.2  *   Consent of Ernst & Young LLP.
--------------------------
*  Filed concurrently herewith.

(b) Reports on Form 8-K.

The Company filed the following report on Form 8-K during the last fiscal quarter ended March 31, 2001:

    * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *
                      E.DIGITAL CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2000


                                                              Page
                                                              ----

        Consolidated Financial Statements of the Company

        Report of Independent Auditors                         F-1


        Consolidated Balance Sheets as at March 31, 2001       F-2
          and 2000

        Consolidated Statements of Operations for the years    F-3
          ended March 31, 2001 and 2000

        Consolidated Statements of Stockholders' Equity        F-4
          for the years ended March 31, 2001 and 2000

        Consolidated Statements of Cash Flows for the years    F-5
          ended March 31, 2001 and 2000

        Notes to Consolidated Financial Statements             F-6

                                               CONSOLIDATED FINANCIAL STATEMENTS

                                               e.Digital Corporation
                                               and subsidiary

                                               March 31, 2001 and 2000

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Shareholders of e.Digital Corporation and subsidiary

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e.Digital Corporation and subsidiary at March 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in note 2 to the consolidated financial statements, during the year ended March 31, 2001, the Company changed its method of accounting for convertible securities.

                                                           /s/ Ernst & Young LLP
Vancouver, Canada,                                         ---------------------
May 14, 2001.                                              Chartered Accountants
e.Digital Corporation and subsidiary

                          CONSOLIDATED BALANCE SHEETS
                           [Expressed in US dollars]

As at March 31,
                                                                       2001           2000
                                                                          $              $
--------------------------------------------------------------------------------------------
ASSETS
Current
Cash and cash equivalents                                           3,511,506      3,294,366
Certificate of deposit  [note 5]                                       55,224             --
Accounts receivable [note 3]                                          530,014        272,732
Inventory                                                              15,786         79,599
Prepaid expenses and other                                             22,589          8,459
--------------------------------------------------------------------------------------------
Total current assets                                                4,135,119      3,655,156
--------------------------------------------------------------------------------------------
Property and equipment [note 7]                                       304,770        142,371
Intangible assets [note 8]                                             55,339          9,357
--------------------------------------------------------------------------------------------
Total assets                                                        4,495,228      3,806,884
============================================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY
Current
Accounts payable, trade                                               816,738        571,101
Other accounts payable and accrued liabilities                        145,952         45,000
Accrued lease liability                                               515,000        515,000
Accrued employee benefits                                             211,774        154,311
--------------------------------------------------------------------------------------------
Total current liabilities                                           1,689,464      1,285,412
============================================================================================

Redeemable preferred stock
Series A, convertible voting preferred stock, $.001 par value, redeemable at $10 plus accrued and unpaid dividends at
 8% cumulative, 100,000 shares authorized, nil and 1,900
 outstanding, respectively [note 11]                                       --         22,840
Series C, convertible voting preferred stock, $.001 par value, redeemable at $10,000 plus accrued and unpaid dividends at
7% cumulative, 400 shares authorized, 74 and nil
outstanding, respectively [note 11]                                   795,895             --
--------------------------------------------------------------------------------------------
Total redeemable preferred stock                                      795,895         22,840
============================================================================================
Commitments and contingencies [notes  4,12 and 15]

Stockholders' equity
Common stock, $.001 par value, authorized 200,000,000,
 130,175,406 and 126,261,182 shares outstanding,
 respectively [note 10]                                               130,175        126,261
Additional paid-in capital [note 10]                               52,834,970     44,893,602
Contributed surplus                                                 1,592,316      1,592,316
Accumulated deficit                                               (52,547,592)   (44,113,547)
--------------------------------------------------------------------------------------------
Total stockholders' equity                                          2,009,869      2,498,632
--------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred stock and
 stockholders' equity                                               4,495,228      3,806,884
============================================================================================

See accompanying notes
e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           [Expressed in US dollars]


Year ended March 31,
                                                                                                  2001           2000
                                                                                                     $              $
-----------------------------------------------------------------------------------------------------------------------
Revenues  - products [note 4]                                                                  1,494,747        387,576
          - services [note 4]                                                                    333,265        102,386
-----------------------------------------------------------------------------------------------------------------------
                                                                                               1,828,012        489,962
-----------------------------------------------------------------------------------------------------------------------
Cost of revenues - products                                                                    1,380,041        328,158
                 - services                                                                      324,535        133,322
-----------------------------------------------------------------------------------------------------------------------
                                                                                               1,704,576        461,480
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                     123,436         28,482

Operating expenses
Selling and administrative                                                                     2,039,466      1,296,563
Research and related expenditures                                                              1,956,857      1,346,927
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                       3,996,323      2,643,490
-----------------------------------------------------------------------------------------------------------------------
Operating loss                                                                                (3,872,887)    (2,615,008)
-----------------------------------------------------------------------------------------------------------------------
Other income (expense)
Interest expense                                                                                      --        (49,714)
Non-cash interest expense                                                                             --        (82,499)
Loss on disposal of property and equipment                                                        (8,842)            --
Interest income                                                                                  184,361        101,167
Other                                                                                             50,990         37,200
-----------------------------------------------------------------------------------------------------------------------
Total other income                                                                               226,509          6,154
-----------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                                        (3,646,378)    (2,608,854)
Provision for income taxes [note 9]                                                                   --             --
-----------------------------------------------------------------------------------------------------------------------
Loss and comprehensive loss for the year                                                      (3,646,378)    (2,608,854)
Series C preferred stock beneficial conversion feature [note 11]                              (3,417,094)    (1,200,000)
Accretion on Series C preferred stock [note 11]                                                 (582,905)            --
Inducement warrants                                                                                   --     (1,281,805)
Accretion of the premium of Series C preferred stock                                            (400,000)            --
Accrued dividends on the Series A, B and C preferred stock                                       (87,668)       (86,872)
-----------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of accounting changes                                           (8,134,045)    (5,177,531)
Cumulative catch-up adjustment relating to beneficial
   conversion feature of Series B preferred stock                                               (300,000)            --
-----------------------------------------------------------------------------------------------------------------------
Loss attributable to common shareholders for the year                                         (8,434,045)    (5,177,531)
Basic earnings per common share:
   Before cumulative effect of accounting changes                                                  (0.06)         (0.05)
   Cumulative effect of accounting changes                                                         (0.01)         (0.05)
-----------------------------------------------------------------------------------------------------------------------
   Net income                                                                                      (0.07)         (0.05)
-----------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares                                                     127,503,365    114,639,649
=======================================================================================================================
Pro-forma amounts assuming the accounting changes are applied retroactively:
Net income                                                                                    (8,134,045)    (5,177,531)
Net income per common share                                                                        (0.06)         (0.05)
=======================================================================================================================

See accompanying notes
e.Digital Corporation and subsidiary

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                           [Expressed in US dollars]





                                                              Common stock       Additional
                                                         ---------------------    paid-in    Prepaid     Contributed   Accumulated
                                                           Shares      Amount     capital    warrants      surplus       deficit
                                                             #           $           $          $             $             $
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                   97,321,297    97,321   35,229,282   261,047     1,592,316   (38,936,016)

Stock issued on exercise of prepaid warrants               4,493,335     4,493      256,554  (261,047)           --            --
Stock issued for services                                     98,867        99       94,730
Stock issued on exercise of stock options                  3,801,184     3,801      639,349        --            --            --
Stock issued on conversion of Series A preferred stock     4,006,995     4,007      342,968        --            --            --
Stock issued on conversion of Series B preferred stock     2,053,049     2,053    2,554,211
Series B preferred stock beneficial conversion feature            --        --    1,200,000        --            --    (1,200,000)
Value assigned to 137,615 warrants granted in connection
  with issuance of Series B preferred stock                       --        --      275,000        --            --            --
Stock issued on exercise of warrants                       9,113,684     9,114    2,575,076        --            --            --
Exercise of cashless warrants                                872,771       873         (873)       --            --            --
15% Promissory note principal applied to warrant
 exercise                                                  4,500,000     4,500      445,500        --            --            --
Inducement warrants issued                                        --        --    1,281,805        --            --    (1,281,805)
Loss for the year                                                 --        --           --        --            --    (2,608,854)
Accrued dividends on the Series A and B preferred
 stock                                                            --        --           --        --            --       (86,872)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  126,261,182   126,261   44,893,602        --     1,592,316   (44,113,547)

Stock issued on exercise of stock options                  1,127,816     1,128      185,294        --            --            --
Stock issued on conversion of Series A preferred stock       267,074       267       22,572        --            --            --
Stock issued on conversion of Series C preferred stock     2,469,334     2,469    3,390,553        --            --            --
Cumulative catch-up adjustment relating to beneficial
  conversion feature of Series B preferred stock                  --        --      300,000        --            --      (300,000)
Series C preferred stock beneficial conversion feature            --        --    3,417,094        --            --    (3,417,094)
Value assigned to 230,946 warrants granted in connection
  with issuance of Series C preferred stock                       --        --      582,905        --            --            --
Accretion on Series C preferred stock                             --        --           --        --            --      (582,905)
Stock based compensation expense                                  --        --       38,000        --            --            --
Accretion of premium on Series C preferred stock                  --        --           --        --            --      (400,000)
Stock issued on exercise of warrants                          50,000        50        4,950        --            --            --
Loss for the year                                                 --        --           --        --            --    (3,646,378)
Accrued dividends on the Series C preferred stock                 --        --           --        --            --       (87,668)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                  130,175,406   130,175   52,834,970        --     1,592,316   (52,547,592)
==================================================================================================================================

See accompanying notes
e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           [Expressed in US dollars]


Year ended March 31,

                                                                              2001          2000
                                                                                 $             $
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                                         (3,646,378)   (2,608,854)
Adjustments to reconcile loss to net cash used by
operating activities:
 Depreciation and amortization                                                85,142        58,242
 Loss on disposal of property and equipment                                    8,842            --
 Professional services paid by issuance of common stock                           --        94,829
 Non-cash interest expense                                                        --        82,499
 Stock based compensation expense                                             38,000            --
Changes in assets and liabilities:
 Certificate of deposit                                                      (55,224)           --
 Accounts receivable                                                        (257,282)     (211,939)
 Amounts receivable on research and development contract                          --        92,725
 Inventory                                                                    63,813       (32,692)
 Prepaid expenses and other                                                  (14,130)          502
 Accounts payable, trade                                                     245,637       (26,852)
 Other accounts payable and accrued liabilities                              100,952       (16,904)
 Accrued lease liability                                                          --       (22,934)
 Accrued employee benefits                                                    57,463        43,116
---------------------------------------------------------------------------------------------------
Cash (used in) operating activities                                       (3,373,165)   (2,548,262)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                          (244,217)     (125,497)
Purchase of intangibles                                                      (58,150)           --
---------------------------------------------------------------------------------------------------
Cash (used in) investing activities                                         (302,367)     (125,497)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Repayment of term note payable                                                    --      (126,181)
Repayment on 15% promissory notes payable                                         --       (50,000)
Proceeds from sale of Series B preferred stock, net of issuance costs             --     2,750,000
Proceeds from sale of Series C preferred stock, net of issuance costs      3,701,250            --
Proceeds from exercise of warrants                                             5,000     2,584,190
Proceeds from exercise of stock options                                      186,422       643,150
---------------------------------------------------------------------------------------------------
Cash provided by financing activities                                      3,892,672     5,801,159
---------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents during the year                        217,140     3,127,400
Cash and cash equivalents, beginning of year                               3,294,366       166,966
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     3,511,506     3,294,366
===================================================================================================

See accompanying notes
e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]
March 31, 2001 and 2000



1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation, (the "Company") is incorporated under the laws of Delaware. The Company offers engineering partnerships to leading electronics companies to create portable digital devices that can link to personal computers and the Internet. The Company markets to Original Equipment Manufacturers complete reference designs and technology platforms with a focus on digital music and voice player/recorders using the latest in digital storage media and technology.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States.

The Company has incurred significant losses and negative cash flow from operations in each of the last two years and has an accumulated deficit of $52,547,592 at March 31, 2001 [2000 - $44,113,547]. A substantial portion of the losses is attributable to marketing costs of the Company's new technology and substantial investments in research and development of technologies.

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

There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and, if necessary, obtain additional financing.

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

Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, certificate of deposit, accounts receivable, accounts payable trade, other accounts payable and accrued liabilities, accrued lease liability, accrued employees benefits, and redeemable preferred stock. Management has determined that the carrying value of cash and cash equivalents, certificate of deposit, accounts receivable, accounts payable trade and other accounts payable and accrued liabilities approximate their fair value due to their short term nature. Management has determined that the carrying value of the redeemable preferred stock approximates its fair value based on discounted cash flows at market rates. The fair value of the accrued lease liability is not readily determinable as it has no fixed repayment terms.

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

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]
March 31, 2001 and 2000

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Loss per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of an entity. As at March 31, 2001, stock options, warrants, and redeemable convertible preferred stock exercisable into 7,838,650 [2000 - 7,355,251] shares of common stock were outstanding. These securities were not included in the computation of diluted earnings (loss) per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

Revenue recognition

The Company recognizes license revenue and product revenue upon shipment of a product to the customer if a signed contract exists, the fee is fixed and determinable and collection of resulting receivables is probable. Research and development contract revenue or service revenue is recognized in the period the related research and development expenditures are incurred. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned.

Cash equivalents

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase and are recorded at cost, which approximates fair value. Cash equivalents consist principally of investments in short-term money market instruments.

Certificate of deposit

The certificate of deposit is recorded at the lower of cost and market value.

Inventory

Inventory, which consists of raw materials, is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

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

Intangible assets

Intangible assets include third party costs relating to obtaining patents, which are deferred when management is reasonably certain the patent will be granted. Such costs are amortized to operations over the life of the patent. If management determines that development of products to which patent costs relate is not reasonably certain, or that deferred patent costs exceed net recoverable value, such costs are charged to operations. Intangible assets also include website development costs which are amortized over a two year period on the straight-line method.

Advertising

Advertising costs are charged to expense as incurred.

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]
March 31, 2001 and 2000


2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2001 and 2000, there were no material differences between comprehensive income and net loss for the year.

Software development costs

The Company accounts for software development costs in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and related expenditures in the accompanying consolidated statements of operations.

Segment information

The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment, the development, manufacture and marketing of electronic products, offering engineering partnerships to electronics companies to create portable digital devices that can link to personal computers and the Internet.

Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment to FASB Statement No. 133," which amended FAS 133 with respect to four specific issues. The Company does not expect the adoption of this statement as of April 1, 2001, to have a material effect on the consolidated financial position, results of operation, or cash flows.

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]
March 31, 2001 and 2000

2. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Change in accounting policy

The Company has adopted Emerging issues Task Force Issue No. 00-27 (EITF 00-27), "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments," which is effective for all such instruments. This Issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified previously issued convertible preferred stock to reflect this issue.

The beneficial conversion feature has been calculated by allocating the proceeds received in the financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price as a result of the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the term of the instruments to the fair value of the stock at the commitment date.. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catch-up adjustment $300,000 with respect to Series B stock which increases Additional Paid-In Capital and accumulated deficit in the current year and increases the loss per share at March 31, 2001.

3. CREDIT RISK

Financial instruments totaling $4,096,744 [2000 - $3,567,098] which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, certificate of deposit and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from one major customer comprise 98% of accounts receivable at March 31, 2001. Amounts owing from two major customers comprised, 89%, and 11%, respectively of accounts receivable at March 31, 2000.

4. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one major customer comprise 90% of revenue in fiscal 2001 [2000 - 90%]. Details of this customer's plan of operations going forward are not known at this time. The Company does not know the impact, if any, that their plans will have on future orders under their agreement. The loss of this customer could have a material adverse impact on the Company and its results of operations.

The Company has entered into a supply agreement with one supplier for the production of products. The Company has no other significant suppliers.

The Company has an agreement with the supplier for the production of products of its major customer. In the event that the major customer cancels or reduces its orders, the Company may be required to purchase from the supplier up to one month's finished goods orders and all work in progress, raw materials and any excess materials. As at March 31, 2001, the Company's total commitment was $293,000.

5. CERTIFICATE OF DEPOSIT

The Company is required to segregate and maintain a certificate of deposit as security for corporate credit cards. As at March 31, 2001, the balance in this restricted certificate of deposit is $55,224, bearing interest at 5.25% and maturing on February 22, 2002.

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]

March 31, 2001 and 2000


6. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:



                                                                           2001              2000
                                                                              $                 $
--------------------------------------------------------------------------------------------------
Non-cash financing activities:
 Professional services paid through the reduction of a warrant
   exercise price and the issuance of common stock                            --            94,829
 Stock based compensation expense                                         38,000                --
 Common stock issued on conversion of Series A preferred stock            22,839           346,975
 Common stock issued on conversion of Series B preferred stock                --         3,079,572
 Common stock issued on conversion of Series C preferred stock         3,393,022                --
 Value assigned to 137,615 warrants granted in connection
  with the issuance of the Series B preferred stock                           --           275,000
 Deemed dividend on 195,000 warrants granted in connection with
  issuance of Series B preferred stock                                        --           390,000
 Agent warrants granted in connection with the
  issuance of Series C preferred stock                                   450,346                --
 Value assigned to 230,946 warrants granted in connection with the
  issuance of Series C preferred stock                                   582,905                --
 Accrued dividends on Series A, B, and C preferred stock                  87,668            86,872
 Common stock issued on exercise of prepaid warrants                          --           261,047
 15% Promissory note principal applied to warrant exercise                    --           450,000
Cash payments for interest were as follows:
 Interest                                                                     --            49,714
==================================================================================================

7. PROPERTY AND EQUIPMENT

                                                                       Accumulated
                                                                    depreciation and  Net book
                                                             Cost      amortization     value
                                                                $                 $         $
----------------------------------------------------------------------------------------------
2001
Computer hardware and software                             143,953         72,246       71,707
Furniture and equipment                                     76,038         42,362       33,676
Machinery and equipment                                    108,261         44,494       63,767
Leasehold improvements                                     173,359         47,565      125,794
Testing equipment                                           16,916          7,090        9,826
----------------------------------------------------------------------------------------------
                                                           518,527        213,757      304,770
==============================================================================================
2000
Computer hardware and software                             230,467        171,295       59,172
Furniture and equipment                                     49,069         48,316          753
Machinery and equipment                                     66,092         39,017       27,075
Leasehold improvements                                      52,487          8,283       44,204
Testing equipment                                           13,400          2,233       11,167
----------------------------------------------------------------------------------------------
                                                           411,515        269,144      142,371
==============================================================================================

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]

March 31, 2001 and 2000

8. INTANGIBLE ASSETS

                                              Accumulated   Net book
                                      Cost    amortization   value
                                         $             $        $
---------------------------------------------------------------------
2001
Website development costs             43,150      5,977      37,173
Patents                               39,409     21,243      18,166
---------------------------------------------------------------------
                                      82,559     27,220      55,339
=====================================================================
2000
Patents                               24,409     15,052       9,357
---------------------------------------------------------------------
                                      24,409     15,052       9,357
=====================================================================

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $242,000 [2000 - $1,059,000] has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                     2001          2000
                                                       $             $
-------------------------------------------------------------------------
Deferred tax liabilities
Tax over book depreciation                           30,000       341,000
-------------------------------------------------------------------------
Total deferred tax liabilities                       30,000       341,000
-------------------------------------------------------------------------
Deferred tax assets
Net operating loss carryforwards                 12,273,000    12,371,000
Other                                               357,000       328,000
-------------------------------------------------------------------------
Total deferred tax assets                        12,630,000    12,699,000
Valuation allowance for deferred tax assets     (12,600,000)  (12,358,000)
-------------------------------------------------------------------------
Net deferred tax assets                              30,000       341,000
-------------------------------------------------------------------------
Net deferred tax balance                                 --            --
=========================================================================

The net provision for income taxes in 2001 and 2000 is $nil as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

                                                Liability method
                                                ----------------
                                                 2001      2000
                                                  %          %
----------------------------------------------------------------
U.S. federal statutory rate                      35.0      35.0
U.S. federal net operating loss rate            (35.0)    (35.0)
----------------------------------------------------------------
Effective rate on operating loss                   --        --
================================================================

The Company has U.S. Federal net operating loss carryforwards available at March 31, 2001 of approximately $33,479,000 [2000 - $32,504,000], which will begin to expire in 2006. The Company has state net operating loss carryforwards of $9,657,000 [2000 - $17,293,000], which will expire as follows: $3,699,000 in
2002; $1,528,000 in 2003; $1,377,000 in 2004; $1,272,000 in 2005 and $1,781,000
in 2006.. The difference between federal and state net operating loss carryforwards is due to the 50% limitation of California loss carryforwards and to expiring California carryforwards.

10. CAPITAL STOCK

Authorized capital

The authorized capital of the Company consists of 200,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $.001 per share.

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

March 31, 2001 and 2000

10. CAPITAL STOCK (cont'd.)

Common stock

The issued common stock of the Company consisted of 130,175,406 and 126,261,182 common shares as of March 31, 2001 and 2000, respectively.

Stock options

The Company maintains two stock option plans. The 1992 Stock Option Plan is a non-qualified stock option plan, which entitles certain directors and key employees to purchase common shares of the Company. A maximum of 10% of outstanding common shares are authorized for grant under the Plan. Options are granted at a price not less than fair market value at the date of grant, and are subject to approval of the Board of Directors. The 1994 Stock Option Plan entitles certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and approved by shareholders on July 25, 1996, January 5, 1998 and November 9, 2000. The 1994 Plan provides for the granting of options which either qualify for treatment as incentive stock options or non-statutory stock options.

During 2001, 1,714,000 [2000 - 3,500,000] options were granted at exercise prices ranging from $1.75 to $5.46 per share [2000 - $1.27 to $5.46]. Options granted during 2001 and 2000 were under the 1994 Stock Option Plan. The following table summarizes stock option transactions:


                                                         Weighted average
                                            Shares        exercise price
                                              #                    $
--------------------------------------------------------------------------
Balance, March 31, 1999                   6,334,000           0.1362
Granted                                   3,500,000           4.7529
Exercised                                 3,801,184)          0.1765
Expired                                     (60,000)          3.5125
--------------------------------------------------------------------------
Balance, March 31, 2000                   5,972,816           2.7867
Granted                                   1,714,000           3.0374
Exercised                                 1,127,816)          0.1652
Forfeited                                  (295,000)          2.9980
Cancelled                                  (535,000)          5.4600
--------------------------------------------------------------------------
Balance, March 31, 2001                   5,729,000           3.1172
==========================================================================

The following table summarizes the number of options exercisable at March 31, 2001 and the weighted average exercise prices and remaining contractual lives of the options.

                                                                                                 Weighted average
                                                                                   Weighted        exercise price
   Range of                  Number             Number            Weighted          average            of options
   exercise             outstanding at      exercisable at         average        remaining        exercisable at
    prices              March 31, 2001      March 31, 2001     exercise price    contractual        March 31, 2001
     $                        #                   #                  $                  life               $
-------------------------------------------------------------------------------------------------------------------
 0.0875 to 0.10           1,557,500           1,557,500            $0.0915       2.09 years            $0.0195
   1.27 to 2.69           1,304,000             465,000            $1.9943       4.11 years            $1.6472
   4.09 to 5.46           2,867,500           1,608,206            $5.2700       2.96 years            $5.2492
-------------------------------------------------------------------------------------------------------------------
                          5,729,000           3,630,706
===================================================================================================================

 The options generally vest over a period of two to three years.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to employees. The Company recorded stock based compensation of $38,000 for options granted with an exercise price lower than the fair market price. Had compensation cost for the stock option plans been determined based on the fair market value at the grant date for awards during fiscal 2001, consistent with the provisions of SFAS No. 123, the Company's loss and loss per share for the years ended March 31, 2001 and 2000 would have been increased as follows:

e.Digital Corporation and subsidiary


                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]

March 31, 2001 and 2000

10. CAPITAL STOCK (cont'd.)


                                                                                    2001        2000
                                                                                       $           $
-------------------------------------------------------------------------------------------------------
Loss attributable to common stockholders before cumulative accounting change      8,134,045   5,177,531
Additional compensation expense                                                   5,297,669   1,173,904
-------------------------------------------------------------------------------------------------------
Pro forma loss attributable to common shareholders before cumulative
 accounting change                                                               13,431,714   6,351,435
Cumulative accounting change                                                        300,000          --
Pro forma loss per share                                                               0.11        0.06
=======================================================================================================

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 0% [2000 - 0%]; expected volatility of 1.13 [2000 - 1.92 to 2.03]; a risk free interest rate of 6.0% [2000 - 6.0%]; and an expected life of 2.5 years [2000 - 1 month to 3 years]. The following table summarizes the weighted average fair value of the stock options granted during the year:

                                                                                           Weighted average fair
                                                                                              value of options
                                                                                                      $
-----------------------------------------------------------------------------------------------------------------
Exercise price is less than the fair market price of the stock on the grant date                     2.40
Exercise price is equal to the fair market price of the stock on the grant date                      3.45
Exercise price exceeds the fair market price of the stock on the grant date                          2.53
=================================================================================================================

The 2000 Employee Stock Compensation Plan
In August 2000, the Board of Directors adopted the Company's 2000 Employee Stock Compensation Plan (the "Plan") authorizing the issuance of 250,000 shares of the Company's Common Stock. The Plan is intended to provide equity incentives to recruit and retain employees. The Plan provides for stock compensation through grants of the Company's Common Stock. Awards of shares may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee in exchange for cash, property, services rendered or other lawful forms of consideration. Shares awarded other than for services rendered will not be sold at less than fair market value. Unless sooner terminated, the Plan will terminate on November 9, 2003. As at March 31, 2001, no shares have been issued under the Plan.

Share warrants
The Company has outstanding share warrants as of March 31, 2001, granted in connection with private placements and convertible notes payable, entitling the holders to purchase one common share for each warrant held as follows:

         Number of           Exercise price
          warrants                  $                   Expiration date
--------------------------------------------------------------------------
          571,429                0.15                    March 31, 2002
          500,000                0.10                     June 12, 2003
          369,514                5.20                   October 5, 2005
--------------------------------------------------------------------------
        1,440,943
==========================================================================

During 2000, the Company issued 1,453,570 additional warrants to existing warrantholders to induce them to exercise outstanding warrants. The fair value of the additional warrants was determined using the Black Scholes Option pricing model and amounted to $1,281,805 which has been recorded as a charge to retained earnings. The option pricing assumptions include a dividend yield of 0%; expected volatility of ranges of 1.60 to 1.80; a risk free interest rate of 6%; and an expected life of 1.5 years.

Common stock issued for services
During the year ended March 31, 2000, the Company issued 98,867 [2001- $nil] shares of common stock, based on quoted market prices, to third parties as consideration for the fair value of services provided to the Company.

11. REDEEMABLE PREFERRED STOCK

Series A
During the fiscal year ended March 31, 2001, the 1,900 shares of Series A stock and accrued dividends were converted into 267,074 shares of Common Stock.

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]

March 31, 2001 and 2000

11. REDEEMABLE PREFERRED STOCK (cont'd)

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

Series C
On October 5, 2000, the Company issued 400 shares of Series C stock with a stated value of $10,000 per share and warrants to purchase 230,946 shares of Common Stock, at $5.20 per share until October 5, 2005, for gross proceeds of $4,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company's election. The conversion price for each share of Series C stock is subject to adjustment on the 90th day following the original issue date from a fixed conversion price of $4.33 to the lower of (i) $4.33 or (ii) 90% of the average of the five lowest per share market values during the 20 consecutive trading days immediately preceding the conversion date ("Adjusted Conversion Price"). As of March 31, 2001, the adjusted conversion price was $1.1447.

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

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]

March 31, 2001 and 2000


11. REDEEMABLE PREFERRED STOCK (cont'd)

The gross proceeds of $4,000,000 have been allocated to the redeemable Series C stock and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $3,417,095 was allocated to the redeemable Series C stock and $582,905 was allocated to the warrants. The fair value of the warrants granted was estimated using the Black Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.6602 and an expected life of 2.5 years. The minimum redemption premium of $400,000 on the redeemable Series C stock and the $582,905 discount from their stated value resulting from the warrants, have been accrued and recorded as an immediate charge to losses attributable to common stockholders to reflect the preferred stock at fair value. The warrant holders have the option to receive shares of Common Stock equal to the number of warrants multiplied by the difference between the average of the closing sale prices of the Common Stock for the five trading days immediately prior to the date of exercise and the exercise price of the warrants, divided by the exercise price of the warrants.

The terms of the Series C stock provide the holders with an `in-the-money' variable conversion rate. A beneficial conversion feature on the Series C stock was calculated at issuance based on the difference between the effective conversion price of the allocated proceeds and the market price of the Company's common stock on the date of issuance. The original amount of the beneficial conversion feature was $335,792 at inception, however, because of the variability of the conversion ratio, it is remeasured each reporting period until conversion, extinguishment or maturity, subject to the maximum proceeds allocated to the Series C stock. As at March 31, 2001, the beneficial conversion feature amounted to $3,417,095 and has been presented as a charge to losses attributable to common stockholders over the term, amortized over the period to the earliest conversion date.

In connection with the Series C stock financing, the Company incurred placement agent fees and legal and related costs of approximately $300,000 and issued warrants to purchase 138,568 shares of Common Stock at $5.20 per share until October 5, 2005 as a placement agent fee. The fair value of the warrants granted was estimated at $450,346 on the date of the grant using the Black Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.6602 and an expected life of 2.5 years. The amount was recorded as a financing fee within Additional Paid-in Capital. The warrant holders have the option to receive shares of Common Stock equal to the number of warrants multiplied by the difference between the average of the closing sale prices of the Common Stock for the five trading days immediately prior to the date of exercise and the exercise price of the warrants, divided by the exercise price of the warrants.

During the year ended March 31, 2001, 326 shares of Series C stock were
converted into 2,469,334 shares of Common Stock.   As of March 31, 2001, the
issuable maximum relating to the remaining 74 shares of Series C stock was 668,707 shares of common stock, except as may be subsequently modified as a consequence of certain possible adjustments.

12. COMMITMENTS

Facility Lease
In June 1997, the Company entered into a joint three-year sublease agreement with American Technology Corporation, a company with common management. In September 2000, the Company amended the three-year lease to become an independent lessee and acquired an additional 1,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,337 inclusive of utilities and costs. Office rent expense recorded by the Company for the year ended March 31, 2001 was $174,793 [2000 - $111,562].

The total operating lease obligation under the lease for office space is $452,220 of which the Company's minimum commitments is as follows:


                                                         $
                    -----------------------------------------
                    2002                              189,076
                    2003                              196,704
                    2004                               66,420
                    -----------------------------------------
                                                      452,220
                    =========================================


13. PREPAID WARRANTS

During 2000, the holders of prepaid warrants, issued in 1997 for cash, converted the remaining balance of $261,047 of prepaid warrants into 4,493,335 common shares of the Company at a conversion price of $0.0875.

e.Digital Corporation and subsidiary

                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                           [Expressed in US dollars]

March 31, 2001 and 2000

14. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering eligible employees. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the year ended March 31, 2001, the Company made $6,909 [2000 - $nil] in matching contributions.

15. CONTINGENCIES

Certain accounts payable and the accrued lease liability reflect management's best estimate of amounts due for matters in dispute. Settlement of these liabilities may either be more or less than the amounts recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             e.Digital Corporation



                              By: /s/ ALFRED H. FALK
                                  -------------------------------
                                      Alfred H. Falk
                                      Chief Executive Officer and President

Date:  June 28, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Name             Position                                       Date
          ----             --------                                       ----

/s/ Allen Cocumelli        Chairman of the Board and Director             June 28, 2001
-------------------------
    Allen Cocumelli

/s/ Alfred H. Falk         Chief Executive Officer, President             June 28, 2001
-------------------------  and Director (principal executive officer)
    Alfred H. Falk

/s/ Robert Putnam          Vice President, Secretary and Director         June 28, 2001
-------------------------
    Robert Putnam

/s/ Jim Collier            Chief Operating Officer                        June 28, 2001
-------------------------
    Jim Collier

/s/ Walter Matthews        Director                                       June 28, 2001
-------------------------
    Walter Matthews

/s/ Victor G. Ramsauer     Director                                       June 28, 2001
-------------------------
    Victor G. Ramsauer

/s/ Robert Jecmen          Director                                       June 28, 2001
-------------------------
    Robert Jecmen

/s/ Renee Warden           Controller                                     June 28, 2001
-------------------------  (principal financial and accounting officer)
    Renee Warden