Form 10-Q
period 2001-06-30
E DIGITAL CORP
filed 2001-08-14
CIK 886328

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                         Commission File Number 0-20734

                             e.Digital Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                                 33-0865123
              ---------                                 ----------
     (State or other jurisdiction of              (I.R.S. Empl. Ident. No.)
      incorporation or organization)

         13114 Evening Creek Drive South, San Diego, California 92128
         ------------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


                                 (858) 679-1504
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, par value $0.001                     130,175,406
      ------------------------------                     -----------
                (Class)                       (Outstanding at August 6, 2001)

================================================================================
e.DIGITAL CORPORATION


                                     INDEX

                                                               Page
                                                               ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (unaudited):

          Consolidated Balance Sheets as of June 30, 2001 and
          and March 31, 2001                                      3

          Consolidated Statements of Operations for the three
          months ended June 30, 2001 and 2000                     4

          Consolidated Statements of Cash Flows for the three
          months ended June 30, 2001 and 2000                     5

          Notes to Interim Consolidated Financial Statements      6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     9

  Item 3. Quantitative and Qualitative Disclosure about
          Market Risk                                            12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                      12
  Item 2. Changes in Securities                                  12
  Item 3. Defaults Upon Senior Securities                        12
  Item 4. Submission of Matters to a Vote of Security Holders    12
  Item 5. Other Information                                      12
  Item 6. Exhibits and Reports on Form 8-K                       12

SIGNATURES                                                       13


Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                           [Expressed in US dollars]


                                                                                          June 30, 2001   March 31, 2001
                                                                                                $                $
                                                                                        --------------------------------
ASSETS
Current
Cash and cash equivalents                                                                     2,300,342        3,511,506
Certificate of deposit                                                                           55,967           55,224
Accounts receivable, trade, less allowance of $61,121 and $nil
  for doubtful accounts, respectively [note 8]                                                  995,910          530,014
Inventory [note 6]                                                                               15,786           15,786
Prepaid expenses and other                                                                       30,948           22,589
                                                                                        --------------------------------
Total current assets                                                                          3,398,953        4,135,119
                                                                                        --------------------------------
Property and equipment, net of accumulated depreciation of
 $244,095 and $213,757, respectively                                                            300,946          304,770
Intangible assets, net of accumulated amortization of
 $36,975 and $27,220, respectively                                                               45,585           55,339
                                                                                        --------------------------------
  Total assets                                                                                3,745,484        4,495,228
                                                                                        ================================

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND COMMON STOCKHOLDERS' EQUITY
Current
Accounts payable, trade [note 7]                                                              1,079,771          816,738
Other accounts payable and accrued liabilities                                                   86,404          128,174
Accrued lease liability [note 7]                                                                515,000          515,000
Accrued employee benefits                                                                       177,561          211,774
Deferred revenue                                                                                 53,612           17,778
                                                                                        --------------------------------
  Total liabilities                                                                           1,912,348        1,689,464
                                                                                        --------------------------------
Redeemable preferred stock [note 3]
Series C, convertible voting preferred stock, $0.001 par value, redeemable at $10,000 per share plus accrued and unpaid dividends at 7% cumulative,
  400 shares authorized, 74 and 74 shares outstanding, respectively                             808,989          795,895
                                                                                        --------------------------------
Total redeemable preferred stock                                                                808,989          795,895
                                                                                        --------------------------------
Commitments and Contingencies [notes 1, 7 and 9]

Common stockholders' equity [note 4]
Common stock, $0.001 par value, authorized 200,000,000,
  130,175,406 and 130,175,406 shares outstanding, respectively                                  130,175          130,175
Additional paid-in capital                                                                   52,834,970       52,834,970
Contributed surplus                                                                           1,592,316        1,592,316
Accumulated deficit                                                                         (53,533,314)     (52,547,592)
                                                                                        --------------------------------
Total common stockholders' equity                                                             1,024,147        2,009,869
                                                                                        --------------------------------
Total liabilities, redeemable preferred stock and common
 stockholders' equity                                                                         3,745,484        4,495,228
                                                                                        ================================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                           [Expressed in US dollars]



                                                                                    For the three months ended
                                                                                              June 30,

                                                                                     2001                2000
                                                                                       $                   $
                                                                              ----------------------------------
Revenues:
 Products [note 4]                                                                  626,528             104,042
 Services [note 4]                                                                   42,751              21,030
                                                                              ---------------------------------
                                                                                    669,279             125,072
                                                                              ---------------------------------
Cost of revenues:
 Products                                                                           496,751              94,088
 Services                                                                            20,532              18,822
                                                                              ---------------------------------
                                                                                    517,283             112,910
                                                                              ---------------------------------
Gross profit                                                                        151,996              12,162
                                                                              ---------------------------------
Operating expenses:
 Selling and administrative                                                         490,428             370,191
 Research and related expenditures                                                  691,935             392,766
                                                                              ---------------------------------
  Total operating expenses                                                        1,182,363             762,957
                                                                              ---------------------------------
Operating loss                                                                   (1,030,367)           (750,795)
                                                                              ---------------------------------
Other income (expense):
 Interest income                                                                     30,531              37,004
 Loss on disposal of asset                                                           (2,916)                  -
 Gain on sale of investment                                                          30,124                   -
                                                                              ---------------------------------
  Other income (expense)                                                             57,739              37,004
                                                                              ---------------------------------
Loss and comprehensive loss for the period                                         (972,628)           (713,791)
Accrued dividends on the Series A and C Preferred stock                             (13,094)               (372)
                                                                              ---------------------------------
Loss available to common stockholders [note 2]                                     (985,722)           (714,163)
                                                                              =================================
Loss per common share - basic and diluted [note 2]                                    (0.01)              (0.01)
                                                                              =================================

Weighted average common shares outstanding                                      130,175,406         126,268,483
                                                                              =================================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                           [Expressed in US dollars]


                                                                                               For the three months ended
                                                                                                          June 30
                                                                                                 2001               2000
                                                                                                  $                  $
                                                                                            ---------------------------------
OPERATING ACTIVITIES
Loss for the period                                                                            (972,628)            (713,791)
Adjustments to reconcile loss to net cash used by operating activities:
 Depreciation and amortization                                                                   40,093               15,988
 Loss on disposal of asset                                                                        2,916
 Gain on sale of investment                                                                     (30,124)
Changes in assets and liabilities:
 Accounts receivable, trade                                                                    (465,896)             105,542
 Certificate of deposit                                                                            (743)                   -
 Inventory                                                                                            -               15,749
 Prepaid expenses and other                                                                      (8,359)                   -
 Accounts payable, trade                                                                        263,033              (62,727)
 Other accounts payable and accrued liabilities                                                 (41,770)             (25,000)
 Accrued employee benefits                                                                      (34,213)             (27,318)
 Deferred revenue                                                                                35,834                    -
                                                                                            -----------          -----------
Cash (used in) operating activities                                                          (1,211,857)            (691,557)
                                                                                            -----------          -----------
INVESTING ACTIVITIES
Purchase of property and equipment                                                              (29,431)              (6,842)
Proceeds from sale of investment                                                                 30,124
                                                                                            -----------          -----------
Cash (used in) investing activities                                                                 693               (6,842)
                                                                                            -----------          -----------
FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                               -                6,750
                                                                                            -----------          -----------
Cash provided by financing activities                                                                 -                6,750
                                                                                            -----------          -----------
Net (decrease) in cash and cash equivalents                                                  (1,211,164)            (691,649)
Cash and cash equivalents, beginning of period                                                3,511,506            3,294,366
                                                                                            -----------          -----------
Cash and cash equivalents, end of period                                                      2,300,342            2,602,717
                                                                                            ===========          ===========
Supplemental schedule of noncash investing and financing activities:
 Common stock issued on conversion of Series A preferred stock                                        -               69,771
 Deemed dividends on Series C preferred stock                                                    13,094                  372

                     E.DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 2001

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

E.Digital Corporation is incorporated under the laws of Delaware. The Company offers engineering partnerships to electronics companies to create portable digital devices that can link to personal computers ("PCs") and the Internet. The Company markets to Original Equipment Manufacturers ("OEMs") complete reference designs and technology platforms with a focus on digital music and voice player/recorders using the latest in digital storage media and technology.

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary of the same name, based in San Diego, California. The interim consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and in the opinion of management reflect all adjustments, which consist of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows of the Company.

Management of the Company is undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) focusing on the supply of product under an existing OEM contract; (b) expanding sales and marketing to additional OEM customers and markets; (c) controlling overhead and expenses; and (d) raising, if necessary, additional capital and/or financing.

There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and, if necessary, obtain additional financing.

2. LOSS PER SHARE

The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options, warrants and redeemable preferred stock exercisable into 7,889,146 shares of Common Stock were outstanding as at June 30, 2001. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders was increased during the three months ended June 30, 2001and 2000 by accrued dividends of $13,094 and $372, respectively. The loss available to common stockholders is computed as follows:


                                                Three months ended
                                                     June 30,
                                               ---------------------
                                                  2001       2000
                                               ---------   ---------
Loss and comprehensive loss                    $(972,628)  $(713,791)
Dividends on Series A and C preferred stock      (13,094)       (372)
                                               ---------   ---------
Loss available to common stockholders          $(985,722)  $(714,163)
                                               =========   =========

3. REDEEMABLE PREFERRED STOCK

Series C
--------

On October 5, 2000, the Company issued 400 shares of 7% Series C convertible preferred stock (the "Series C stock") with a stated value of $10,000 per share and warrants to purchase 230,946 shares of Common Stock, at $5.20 per share until October 5, 2005, for gross proceeds of $4,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company's election. The conversion price for each share of Series C stock is subject to adjustment on the 90th day following the original issue date from a fixed conversion price of $4.33 to the lower of (i) $4.33 or
(ii) 90% of the average of the five lowest per share market values during the 20 consecutive trading days immediately preceding the conversion date ("Adjusted Conversion Price"). As of June 30, 2001, the adjusted conversion price was $1.278.

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

                     E.DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 2001

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

At June 30, 2001, the issuable maximum relating to the remaining 74 shares of Series C stock was 609,203 shares of common stock, except as may be subsequently modified as a consequence of certain possible adjustments.

4. COMMON STOCKHOLDERS' EQUITY

The following table summarizes common stockholders' equity transactions during the three month period ended June 30, 2001:

                                                                                          Additional
                                                                                            paid-in       Contributed   Accumulated
                                                               Shares        Amount         capital         surplus       deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                      130,175,406   $130,175      $52,834,970     $1,592,316    $(52,547,592)
Accrued dividends on the Series
   C stock                                                             -          -                -              -         (13,094)
Loss for the period                                                    -          -                -              -        (972,628)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                                       130,175,406   $130,175      $52,834,970     $1,592,316    $(53,533,314)
===================================================================================================================================


5. WARRANTS AND OPTIONS

At June 30, 2001 warrants were outstanding and exercisable into the following shares of Common Stock.


                                                             Number of       Exercise Price
     Description                                           Common Shares           $               Expiration Date
     -------------------------------------------------------------------------------------------------------------
     Warrants                                                  571,429          $0.15               March 31, 2002
     Warrants                                                  500,000          $0.10                June 12, 2003
     Warrants                                                  369,514          $5.20              October 5, 2005
     -------------------------------------------------------------------------------------------------------------
     Total                                                   1,440,943
     =============================================================================================================

The following table summarizes stock option activity for the period:

                                                                Number of             Weighted Average
                                                                 Options               Exercise Price
                                                                ---------             ----------------
     Outstanding at March 31, 2001                              5,729,000                  $3.1172
       Granted                                                    120,000                  $1.7900
       Forfeited                                                  (10,000)                 $2.2500
                                                                ---------
     Outstanding at June 30, 2001                               5,839,000                  $3.0900
                                                               ==========
     Exercisable at June 30, 2001                               3,680,706                  $2.5800
                                                               ==========

Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2001 to 2006 with an average life of 2.5 years.

6. INVENTORY

Inventory, which consists of raw materials, is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. As of June 30, 2001, inventory totaled $15,786.

7. CONTINGENCIES

Certain accounts payable and the accrued lease liability reflect management's best estimate of amounts due for matters in dispute. Settlement of these liabilities may either be more or less than the amounts recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

                     E.DIGITAL CORPORATION AND SUBSIDIARY
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 June 30, 2001

8. CREDIT RISK

Amounts owing from one major customer comprise 91% of accounts receivable at June 30, 2001. [March 31, 2001 - 98%]

9. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one major customer comprise 94% of revenue for the first quarter ended June 30, 2001 [2000 - 83%]. Details of this customer's plan of operations going forward are not known at this time. The Company does not know the impact, if any, that their plans will have on future orders under their agreement. The loss of this customer could have a material adverse impact on the Company and its results of operations.

The Company has entered into a supply agreement with one supplier for the production of products. The Company has no other significant suppliers.

The Company has an agreement with the supplier for the production of products of its major customer. In the event that the major customer cancels or reduces its orders, the Company may be required to purchase from the supplier up to one month's finished goods orders and all work in progress, raw materials and any excess materials. As at June 30, 2001, the Company's total commitment was $125,000.

10. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current period's presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2001.

General

We offer engineering partnerships with leading electronics companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market our services and technologies to Original Equipment Manufacturers ("OEM") with a focus on developing digital music and voice players/recorders using the latest in digital storage media and technology. We offer complete reference designs and technology platforms for private labeling by OEMs. We may sometimes integrate our OEMs' unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

We have relationships with ISO certified manufacturing facilities in the United States, Malaysia, Taiwan, China, Singapore, and Korea. We have expertise in developing, performing and overseeing manufacturing processes. We offer technology transfer, manufacturing supervision, documentation and quality control services to our OEM customers.

Services offered include custom hardware, firmware, and software development, technology platform development, product design, manufacturing services, warranty services, and licensing of our patented file management systems. Our revenues result from the sale of products and fees from licensing, engineering services, manufacturing services, industrial order fulfillment, technical support services, warranty services, design services and unit royalty payments. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

In July 2001, we signed a royalty-bearing licensing agreement with Bang & Olufsen, a premier European electronics, telephony and audio/video manufacturer. Under this licensing agreement, we will customize and provide Bang & Olufsen a MicroOS based custom product platform for use in their branded music product line. To date we have received $50,000 in payments for engineering design services from Bang & Olufsen under this agreement, which has been deferred in the interim consolidated financial statements.

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

On December 22, 2000, Lanier announced that it had completed the sale of its voice processing (dictation) business (including the Cquence Mobile line) to Platinum Equity, LLC ("Platinum"). Platinum announced that this acquisition results in an entity named Lanier Healthcare, which Platinum operates as a stand-alone entity. Details of Platinum's plan of operations going forward are not known at this time. We do not know the impact, if any that their plans will have on future orders under the Lanier Agreement. The loss of Platinum/Lanier Healthcare as a customer could have a material adverse impact on our Company and our results of operations.

During the three months ended June 30, 2001, we shipped $626,528 of products to Lanier, compared to $104,042 for the three months ended June 30, 2000.

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

Results of Operations

For the first three months of fiscal 2002, we reported total revenues of $669,279, a 435% increase from total revenues of $125,072 for the first three months of fiscal 2001. For the first quarter of fiscal 2002 and 2001 there were six and three customers who accounted for total revenue, respectively. The loss of Lanier as a customer could have a material adverse impact on our results of operations.

Revenue for the first three months of fiscal 2002 included product revenue of $626,528 compared to $104,042 for the prior year's first three months. The increase is due to increased OEM product shipments to Lanier. Product revenue generated a gross profit for the three months ended June 30, 2001 of $129,778 compared to a gross profit of $9,954 for the first three months of fiscal 2001. There is no guarantee that this revenue trend will continue.

Service revenues for the first three months of fiscal 2002 were $42,751 compared to $21,030 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At June 30, 2001 we had $53,612 of deferred revenue from development contracts which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption of our technology and enhance our future revenues.

For the three months ended June 30, 2001, we reported a gross profit of $151,996 compared to a gross profit of $12,162 for the first three months of fiscal 2001. Cost of sales for the three months ended June 30, 2001 consisted of $496,751 of product costs and $20,532 of contract services consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. At the present time warranty costs are not material and we do not anticipate significant warranty costs in future periods. Our contract supply agreement on Lanier products provides a twelve-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended June 30, 2001, were $1,182,363, as compared to $762,957 for the three months ended June 30, 2000. Selling and administrative costs aggregated $490,428 for the first three months of fiscal 2001 compared to $370,191 in the prior period. The $120,237 increase in selling and administrative costs resulted primarily from the following: increase in personnel and benefit costs of $88,708; an increase of $12,102 in rent and an increase in legal expense of $19,972. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to increased number of personnel compared to the prior year.

Research and related expenditures for the three months ended June 30, 2001 were $691,935, as compared to $392,766, for the three months ended June 30, 2000. The $299,169 increase in research and development costs resulted primarily from the addition of two engineers, a program manager and a logistic manager attributing to a $241,776 increase in personnel and benefit costs and an increase of $53,067 for artwork, design and material costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,030,367 for the three months ended June 30, 2001, as compared to an operating loss of $750,795 for the three months ended June 30, 2000. The increase resulted primarily from increased operating expenses. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first three months of the current fiscal year of $972,628 as compared to a loss of $713,791 for the prior year's three months.

The loss available to common stockholders for the three months ended June 30, 2001 and 2000 is $985,722 and $714,163, respectively. Included in the loss available to common stockholders for the period ending June 30, 2001 and 2000 is accrued dividends of $13,094 and $372, respectively on the Series C stock.

Liquidity and Capital Resources

At June 30, 2001, we had working capital of $1,486,605 compared to a working capital of $2,445,655 at March 31, 2001. We had $15,786 of working capital invested in inventory at June 30, 2001. Cash used in operating activities for the three month period ended June 30, 2001 was $1,184,649 resulting primarily from the loss for the period. During the three months ended June 30, 2001 the Company purchased $26,515 in property and equipment. For the three months ended June 30, 2001, net cash and cash equivalents decreased by $1,211,164.

At June 30, 2001, we had net accounts receivable of $995,910 as compared to $530,014 at March 31, 2001. This represented approximately 172 days of revenues. The increase in receivables resulted from increased product sales in the current period. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At June 30, 2001, we had cash and cash equivalents of $2,300,342. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing OEM arrangements, and (b) currently planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of OEM shipments, orders and reorders are subject to many factors and risks, many outside our control.

Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. We cannot guarantee that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from stockholders or other debt financing or equity offerings. However, there is no guarantee that warrants and options exercised, loans or debt will be available.

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

Future Commitments and Financial Resources

Certain accounts payable and the accrued lease liability reflect management's best estimate of amounts due for matters in dispute. Settlement of these liabilities may either be more or less than the amounts recorded in the interim consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term. In the future, if our operations increase significantly, we may require additional funds. We may also require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

We have an agreement with the supplier of products for our major product customer (Lanier). In the event that this customer cancels or reduces its orders, we may be required to purchase from the supplier up to one month's finished goods orders and all work in progress, raw materials and any excess materials. As at June 30 2001, the Company's estimated total commitment was approximately $125,000.

In September 2000, the Company entered into a three-year sublease agreement expiring on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,337 inclusive of utilities and costs. As of June 30, 2001, the total operating lease obligation under the lease for office space is $406,209.

Business Risks

This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash and cash equivalents of $2,300,342. A 10% change in market interest rates would not have a material affect earnings or cash flows. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have no activities in long-term indebtedness and our other investments are insignificant as of the date of this report.

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

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
(b) Reports on Form 8-K

     NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              e.DIGITAL CORPORATION


Date:  August 14, 2001        By:  /s/ ALFRED H. FALK
                                   ------------------
                                   Alfred H. Falk
                                   President and Chief Executive Officer
                                   (duly authorized to sign on
                                   behalf of the Registrant)



                                   /s/ RENEE WARDEN
                                   ----------------
                                   Renee Warden
                                   Controller
                                   (Principal Financial and Accounting
                                   Officer)