Form 10-Q
period 2001-09-30
E DIGITAL CORP
filed 2001-11-14
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File Number 0-20734

e.Digital Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0865123
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

13114 Evening Creek Drive South, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

(858) 679-1504 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001	130,970,486
(Class)	(Outstanding at November 9, 2001)

e.DIGITAL CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2001 and
	and March 31, 2001	3

	Consolidated Statements of Operations for the three and six
	months ended September 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the six
	months ended September 30, 2001 and 2000	5

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Changes in Securities	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

2

Part I. Financial Information Item 1. Financial Statements: e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED) [Expressed in US dollars]

	September 30, 2001 $	March 31, 2001 $
ASSETS
Current
Cash and cash equivalents	2,348,706	3,511,506
Certificate of deposit	56,721	55,224
Accounts receivable, trade, less allowance of $61,121 and $nil
for doubtful accounts, respectively [note 4 and 9]	985,428	530,014
Inventory [notes 4 and 7]	52,634	15,786
Prepaid expenses and other	17,358	22,589
Deferred charges	91,034	—

Total current assets	3,551,881	4,135,119

Property and equipment, net of accumulated depreciation of
$275,262 and $213,757, respectively	305,712	304,770
Intangible assets, net of accumulated amortization of
$46,729 and $27,220, respectively	35,830	55,339

Total assets	3,893,423	4,495,228

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS’ EQUITY
Current
Accounts payable, trade [note 8]	1,117,753	816,738
Other accounts payable and accrued liabilities	88,913	128,174
Accrued lease liability [note 8]	515,000	515,000
Accrued employee benefits	232,998	211,774
Deferred revenue	76,945	17,778

Total current liabilities	2,031,608	1,689,464

Secured promissory notes [note 4]	594,264	—

Total liabilities	2,625,872	1,689,464

Redeemable preferred stock [note 3]
Series C, convertible voting preferred stock, $0.001 par value, redeemable at $10,000 per share plus accrued and unpaid
dividends, 400 shares authorized, 74 and 74 shares
outstanding, respectively at 7% cumulative	822,227	795,895

Total redeemable preferred stock	822,227	795,895

Commitments and contingencies [notes 1, 8 and 10]

Common stockholders’ equity [note 5]
Common stock, $0.001 par value, authorized 200,000,000,
130,175,406 and 130,175,406 shares outstanding, respectively	130,175	130,175
Additional paid-in capital	53,331,740	52,834,970
Contributed surplus	1,592,316	1,592,316
Accumulated deficit	(54,608,907)	(52,547,592)

Total common stockholders’ equity	445,324	2,009,869

Total liabilities, redeemable preferred stock and common
stockholders’ equity	3,893,423	4,495,228

See notes to interim consolidated financial statements 3

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [Expressed in US dollars]

	For the three months ended September 30,		For the six months ended September 30,
	2001 $	2000 $	2001 $	2000 $
Revenues:
Products	200,648	996,123	827,175	1,100,165
Services	306,349	100,163	349,099	121,192

	506,996	1,096,286	1,176,275	1,221,357

Cost of revenues:
Products	165,432	848,347	662,183	942,436
Services	71,784	20,000	92,316	38,822

	237,216	868,347	754,499	981,258

Gross profit	269,780	227,939	421,776	240,099

Operating expenses:

Selling and administrative	548,390	384,812	1,038,819	755,002
Research and related expenditures	801,517	425,097	1,493,452	817,862

Total operating expenses	1,349,907	809,909	2,532,271	1,572,864

Operating loss	(1,080,127)	(581,970)	(2,110,495)	(1,332,765)

Other income (expense):
Interest income	17,774	30,749	48,304	67,753
Loss on disposal of property and equipment	—	—	(2,916)	—
Gain on sale of investment	—	—	30,124	—
Other	—	(800)	—	(800)

Other income (expense)	17,774	29,949	75,512	66,953

Loss and comprehensive loss for the period	(1,062,354)	(552,021)	(2,034,983)	(1,265,812)
Accrued dividends on the Series A and C Preferred stock	(13,238)	—	(26,332)	(529)

Loss available to common stockholders [note 2]	(1,075,592)	(552,021)	(2,061,315)	(1,266,341)

Loss per common share - basic and diluted [note 2]	(0.01)	(0.00)	(0.02)	(0.01)

Weighted average common shares outstanding	130,175,406	126,564,487	130,175,406	126,412,007

See notes to interim consolidated financial statements 4

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [Expressed in US dollars]

	For the six months ended September 30,
	2001 $	2000 $
OPERATING ACTIVITIES
Loss for the period	(2,034,983)	(1,265,812)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation and amortization	81,014	41,045
Loss on disposal of property and equipment	2,916	—
Gain on sale of investment	(30,124)	—
Changes in assets and liabilities:
Accounts receivable, trade	(455,414)	43,600
Certificate of deposit	(1,497)	—
Inventory	(36,848)	43,460
Prepaid expenses and other	5,231	(1,901)
Accounts payable, trade	301,015	(89,082)
Other accounts payable and accrued liabilities	(39,261)	(25,000)
Accrued employee benefits	21,224	6,382
Deferred revenue	59,167	—

Cash (used in) operating activities	(2,127,560)	(1,247,308)

INVESTING ACTIVITIES
Purchase of property and equipment	(65,364)	(67,656)
Proceeds from sale of investment	30,124	—

Cash (used in) investing activities	(35,240)	(67,656)

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory notes	1,000,000	—
Proceeds from exercise of stock options	—	82,578
Proceeds from exercise of warrants	—	5,000

Cash provided by financing activities	1,000,000	87,578

Net (decrease) in cash and cash equivalents	(1,162,800)	(1,227,386)
Cash and cash equivalents, beginning of period	3,511,506	3,294,366

Cash and cash equivalents, end of period	2,348,706	2,066,980

Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of Series A preferred stock	—	23,369
Deemed dividends on Series C preferred stock	26,332
Deemed dividends on Series A preferred stock	—	529

See notes to interim consolidated financial statements 5

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2001

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

E.Digital Corporation (the “Company”) is incorporated under the laws of Delaware. The Company offers engineering partnerships to electronics companies to create portable digital devices that can link to personal computers (“PCs”) and the Internet. The Company markets to Original Equipment Manufacturers (“OEMs”) complete reference designs and technology platforms with a focus on digital music and voice player/recorders using the latest in digital storage media and technology. In September 2001, the Company announced plans to brand and sell its own line of digital audio products for consumers.

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

Management of the Company has undertaken steps as part of a plan to increase revenues and improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) focusing on the supply of product under an existing OEM contract; (b) expanding sales and marketing to additional OEM customers and markets; (c) controlling overhead and expenses; and (d) raising, if necessary, additional capital and/or financing.

There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and, if necessary, obtain additional financing.

These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2001.

2. LOSS PER SHARE

The Company’s losses for the periods presented cause the inclusion of potential common stock (“Common Stock”) instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options, warrants, and redeemable preferred stock exercisable into 7,173,438 shares of Common Stock were outstanding as at September 30, 2001. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders increased during the six months ended September 30, 2001 and 2000 by accrued dividends of $26,332 and $529, respectively. The loss available to common stockholders is computed as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2001	2000	2001	2000
Loss and comprehensive loss	$(1,062,354)	$(552,021)	$(2,034,983)	$(1,265,812)
Dividends on Series A and C preferred stock	(13,238)	—	(26,332)	(529)

Loss available to common stockholders	$(1,075,592)	$(552,021)	$(2,061,315)	$(1,266,341)

3. REDEEMABLE PREFERRED STOCK

Series C

On October 5, 2000, the Company issued 400 shares of 7% Series C convertible preferred stock (the “Series C stock”) with a stated value of $10,000 per share and warrants to purchase 230,946 shares of Common Stock, at $5.20 per share until October 5, 2005, for gross proceeds of $4,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company’s election. The conversion price for each share of Series C stock is subject to adjustment on the 90th day following the original issue date from a fixed conversion price of $4.33 to the lower of (i) $4.33 or (ii) 90% of the average of the five lowest per share market values during the 20 consecutive trading days immediately preceding the conversion date (“Adjusted Conversion Price”). As of September 30, 2001, the adjusted conversion price was $0.819.

The issuable maximum initially was set at 2,666,666 shares and is to be adjusted each time the conversion price is adjusted to equal the sum of (i) the issuable maximum in effect on the trading day immediately preceding the date the adjustment of the conversion price is required to be made plus (ii) the difference between (A) the quotient obtained by dividing (I) $4,000,000 by (II) 75% of the Adjusted Conversion Price and (B) 2,666,666. The Series C stock is redeemable for cash in certain instances at the Company’s option (and at the holder’s election) upon the occurrence of certain triggering events including, without limitation, a lapse of a registration statement for ten non-consecutive trading days and certain other events.

The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share. Because the redemption provisions are not entirely within the Company’s control, the Series C stock is presented as redeemable preferred stock on the consolidated balance sheet.

At September 30, 2001, the issuable maximum relating to the remaining 74 shares of Series C stock was 966,789 shares of Common Stock, except as may be subsequently modified as a consequence of certain possible adjustments. Subsequent to September 30, 2001, 50 shares of the Series C stock were converted into 625,080 shares of Common Stock.

4. 12% PROMISSORY SECURED NOTES

On September 28, 2001, the Company issued 12% Secured Promissory Notes (“SP Notes”) for gross cash proceeds of $1,000,000 to certain accredited investors. The SP Notes mature December 31, 2002 and are secured by the Company’s accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date.

In connection with the sale of the SP Notes, the Company issued warrants to purchase 750,000 shares of Common Stock at a purchase price of $0.75 per common share expiring September 20, 2006. The estimated fair market value of the warrants at issuance was $405,736 and is being amortized as interest expense over the term of the SP Notes. The Company also issued warrants to purchase 100,000 shares of Common Stock at a purchase price of $0.75 per common share expiring September 30, 2006, as a finders’ fee. The estimated fair market value of these warrants at issuance was $91,034 and is being amortized as a financing expense over the term of the SP Notes.

In the event the Company offers shares of its common stock or securities convertible into shares of common stock in connection with an equity financing, each noteholder shall have the right and option, at any time prior to the maturity date, subject to and upon compliance with the provisions and the terms of the equity offering document, to convert the unpaid principal amount of each SP Notes and accrued unpaid interest into shares of the common stock being offered at a conversion price equal to the offering price of the common stock in effect at the time of conversion.

5. COMMON STOCKHOLDERS’ EQUITY

The following table summarizes common stockholders’ equity transactions during the six month period ended September 30, 2001:

	Shares	Amount	Additional paid-in capital	Contributed surplus	Accumulated deficit
Balance, March 31, 2001	130,175,406	$130,175	$52,834,970	$1,592,316	$(52,547,592)
Accrued dividends on the Series
C stock	—	—	—	—	(26,332)
Value assigned to 750,000 warrants
granted in connection with the issuance
of the 12% Secured Promissory Notes	—	—	405,736	—
Value assigned to 100,000 warrants
granted in connection with the issuance
of the 12% Secured Promissory Notes	—	—	91,034	—	—
Loss for the period	—	—	—	—	(2,034,983)

Balance, September 30, 2001	130,175,406	$130,175	$53,331,740	$1,592,316	$(54,608,907)

7

6. WARRANTS AND OPTIONS

At September 30, 2001 warrants were outstanding and exercisable into the following shares of Common Stock.

Description	Number of Common Shares	Exercise Price $	Expiration Date

Warrants	571,429	$0.15	March 31, 2002
Warrants	500,000	$0.10	June 12, 2003
Warrants	369,514	$0.75	October 5, 2005
Warrants	850,000	$0.75	September 30, 2006

Total	2,290,943

During the quarter ended September 30, 2001, 369,514 warrants which had an original exercise price of $5.20 were repriced to $0.75. The warrants were issued in conjunction with the Series C stock and accordingly, the repricing does not impact the statement of operations.

The following table summarizes stock option activity for the period:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2001	5,729,000	$ 3.117
Granted	445,000	$ 1.533
Forfeited	(10,000)	$ 2.250

Outstanding at September 30, 2001	6,164,000	$ 3.004

Exercisable at September 30, 2001	3,915,706	$ 2.611

Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2001 to 2006 with an average life of 2.6 years. Subsequent to September 30, 2001, 170,000 stock options were exercised and 150,000 options were forfeited.

7. INVENTORY

Inventory, which consists of raw materials, is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

8. CONTINGENCIES

Certain accounts payable and the accrued lease liability reflect management’s best estimate of amounts due for matters in dispute. Settlement of these liabilities may either be more or less than the amounts recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

9. CREDIT RISK

Amounts owing from one major customer comprise 80% of accounts receivable at September 30, 2001. [March 31, 2001 – 98%].

10. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two major customers comprise of 88% of revenue for the second quarter ended September 30, 2001 [second quarter of 2000 – 83%]. Details of one customer’s plan of operations going forward are not known at this time. The Company does not know the impact, if any, that their plans will have on future orders under their agreement. Revenues from this customer for the six month ended September 30, 2001 accounted 67% of total revenues for the Company.

The Company has entered into a supply agreement with two suppliers for the production of products. The Company has no other significant suppliers.

The Company has an agreement with one supplier for the production of products of its major customer. In the event that the major customer cancels or reduces its orders, the Company may be required to purchase from the supplier up to one month’s finished goods orders and all work in progress, raw materials and any excess materials. Subsequent to September 30, 2001 the remaining balance on open purchase orders for product was shipped to the customer.

11. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current period’s presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY’S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, “BUSINESS RISKS.” SEE ALSO THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MARCH 31, 2001.

General

We offer engineering partnerships with leading electronics companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market our services and technologies to Original Equipment Manufacturers (“OEM”) with a focus on developing digital music and voice players/recorders using the latest in digital storage media and technology. We offer complete reference designs and technology platforms for private labeling by OEMs. We may sometimes integrate our OEMs’ unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

We have relationships with ISO certified manufacturing facilities in the United States, Malaysia, Taiwan, China, Singapore, and Korea. We have expertise in developing, performing and overseeing manufacturing processes. We offer technology transfer, manufacturing supervision, documentation and quality control services to our OEM customers.

Services offered include custom hardware, firmware, and software development, technology platform development, product design, manufacturing services, warranty services, and licensing of our patented file management systems. Our revenues result from the sale of products and fees from engineering services, industrial order fulfillment, technical support services, warranty services and design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

In September 2001, we announced plans to brand and sell our own line of digital audio products for consumers. The first product in this program is a digital audio player code-named “MXP100” which incorporates our MicroOS 2.0 and VoiceNav™ technologies into a handheld digital music and voice recorder/player. This product incorporates a proprietary PC software interface program designed and developed by us, called “MXP Music Explorer”, that allows users to download MP3 and Windows Media™ files from their PC’s hard drive to the portable player. The “MXP100” player uses either Microdrive™ storage media from IBM or CompactFlash™ storage media from SanDisk. As of September 30, 2001 we had not received any revenue from this product, which was launched on our website store on November 2, 2001 and although we have begun generating revenue from this product, such revenue has not yet, to date, been material.

Directly related to our consumer product sales plans, in September 2001, we signed an agreement with APL Direct Logistics, a custom fulfillment partner, for product distribution, fulfillment, and support services. Under the multi-year agreement, APL Direct Logistics will receive our product inventory in their distribution center in Hebron, Kentucky, and will fulfill orders directly to consumers. These orders will come from our secure online store, which has been established at http://www.edigital-store.com. Orders also may come from our partners or other online sales sites. This agreement includes provisions for APL Direct Logistics or a subcontractor to provide call center support to answer consumer questions about our “e.Digital” branded products and to take orders by phone when necessary. As of September 30, 2001 we had not received any revenue from this product, which was launched on our website store on November 2, 2001 and although we have begun generating revenue from this product, such revenue has not yet, to date, been material.

In August 2001, we signed a draft strategic alliance agreement with DataPlay, Inc. of Boulder, Colorado. The agreement specifies that we will provide engineering and technology development to DataPlay, specifically to incorporate DataPlay’s removable digital media and micro-optical engine into a variety of portable products. The agreement also states that DataPlay will refer OEM customers to our Company for product design, technology integration, and application development around DataPlay’s technology. This agreement includes provisions for non-recurring engineering (“NRE”) fees to be paid by DataPlay to us and specifies that we will collect royalties from OEM customers on certain DataPlay-enabled products. To date we have received $200,788 in payments under this agreement with respect to NRE fees only.

In September 2001, we signed a royalty-bearing licensing agreement with Hong Kong manufacturer Musical Electronics, Ltd. Under the agreement, Musical licensed technology from our Company for use in Musical’s OEM products. The agreement calls for Musical to pay us licensing fees as well as per-unit royalties. To date we have not received any licensing or royalty payments from Musical under this agreement.

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

We designed, developed and produced a digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier Healthcare, LLC (“Lanier”). These products represent the Cquence Mobile portion of Lanier’s Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features.

The Lanier Agreement provides that we will supply product to them through December 2001. In May 1999, we commenced production, through a subcontract manufacturer, and in June 1999 commenced initial limited customer shipments pursuant to purchase orders. The supply agreement provides for rolling six month requirement forecasts and three month advance orders.

On December 22, 2000, Lanier announced that it had completed the sale of its voice processing (dictation) business (including the Cquence Mobile line) to Platinum Equity, LLC (“Platinum”). Platinum announced that this acquisition results in an entity named Lanier Healthcare, which Platinum operates as a stand-alone entity. Details of Platinum’s plan of operations going forward are not known at this time. We do not know the impact, if any that their plans will have on future orders under the Lanier Agreement.

During the six months ended September 30, 2001, we shipped $791,320 of products to Lanier, compared to $1,100,165 for the six months ended September 30, 2000. Subsequent to September 30, 2001, we satisfied our contractual commitment for delivering of product to Lanier and, to date, have received no additional purchase orders.

We incurred operating losses in each of the last two fiscal years and these losses have been material. We incurred an operating loss of $3.9 million in fiscal year 2001 and $2.6 million in fiscal year 2000. Our current level of monthly cash operating costs is approximately $400,000 per month. However, we may increase expenditure levels in future periods to support the launch of “e.Digital” branded products and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Results of Operations

For the first six months of fiscal 2002, we reported total revenues of $1,176,275, a 4% decrease from total revenues of $1,221,357 for the first six months of fiscal 2001. Revenue for the second quarter ending September 30, 2001 and 2000 were $506,996 and $1,096,286, respectively. For the second quarter of fiscal 2002 and 2001 there were six and three customers who accounted for total revenue, respectively. The loss of a customer could have a material adverse impact on the results of operations.

Revenue for the first six months of fiscal 2002 included product revenue of $827,175 compared to $1,100,165 for the prior year’s first six months. The decrease is due to the decrease in OEM product shipments to Lanier. Product revenue generated a gross profit for the six months ended September 30, 2001 of $164,992 compared to a gross profit of $157,729 for the first six months of fiscal 2001. Product sales for the three month period ending September 30, 2001 decreased to $200,648 as compared to $996,123 for the comparable period of the prior year.

Service revenues for the first six months of fiscal 2002 were $349,099, a 188% increase from the comparable period of the prior year of $121,192. Service revenues for the three month periods ending September 30, 2001 and 2000 were $306,349 and $100,163, respectively. The timing and amount of service revenues is dependent upon a limited number of projects. At September 30, 2001 we had $76,945 of deferred revenue from NRE contracts, which will be recognized based on the terms and conditions of each agreement.

For the six months ended September 30, 2001, we reported a gross profit of $421,776 compared to a gross profit of $240,099 for the first six months of fiscal 2000. Gross profit as a percentage of revenue increased from 20% to 36% for the second quarter ended September 30, 2001. Cost of sales for the six months ended September 30, 2001 consisted of $662,183 of product costs and $92,316 of contract services consisting mostly of research and development labor being funded in part by OEM NRE agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. At the present time warranty costs are not material. Our contract supply agreement on Lanier products provides a twelve-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the six months ended September 30, 2001, were $2,532,271, as compared to $1,572,864 for the six months ended September 30, 2000. Selling and administrative costs aggregated $1,038,819 for the first six months of fiscal 2001 compared to $755,002 in the prior period. The $283,817 increase in selling and administrative costs resulted primarily from the following: increase in personnel and benefit costs of $187,993, an increase of $20,295 in facilities costs and an increase in professional fees expense of $49,541. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to increased number of personnel compared to the prior year.

Research and related expenditures for the six months ended September 30, 2001 were $1,493,452, as compared to $817,862, for the six months ended September 30, 2000. The $675,590 increase in research and development costs resulted primarily from the increase of $427,431 in personnel and benefit costs, a $9,920 increase in travel and related costs and an increase of $188,053 for artwork, consulting and other material costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $2,110,495 for the six months ended September 30, 2001, as compared to an operating loss of $1,332,765 for the six months ended September 30, 2000. The increase resulted primarily from increased operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM developments with supply or royalty provisions, when combined with our own “e.Digital” branded products, will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first six months of the current fiscal year of $2,034,983 as compared to a loss of $1,265,812 for the prior year’s first six months.

The loss available to common stockholders for the six months ended September 30, 2001 and 2000 is $2,061,315 and $1,266,341, respectively. Included in the loss available to common stockholders for the period ending September 30, 2001 and 2000 is accrued dividends of $26,332 and $529, respectively, on the Series C and Series A stock.

Liquidity and Capital Resources

At September 30, 2001, we had working capital of $1,520,273 compared to a working capital of $2,445,655 at March 31, 2001. We had $52,634 of working capital invested in inventory at September 30, 2001. Cash used in operating activities for the six month period ended September 30, 2001 was $2,127,560 resulting primarily from the loss for the period. During the six months ended September 30, 2001, the Company purchased $65,364 in property and equipment. For the six months ended September 30, 2001, net cash and cash equivalents decreased by $1,162,800.

At September 30, 2001, we had net accounts receivable of $985,428 as compared to $530,014 at March 31, 2001. This represented approximately 235 days of revenues. The increase in receivables resulted from increased product sales and a delayed collection of the amount in the current period. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At September 30, 2001, we had cash and cash equivalents of $ 2,348,706. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) introduction of the “e.Digital” branded products (b) expansion of existing OEM arrangements, and (c) currently planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities, orders and reorders are subject to many factors and risks, many outside our control.

Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. We cannot guarantee that additional funding in the future will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from stockholders or other debt financing or equity offerings. However, there is no guarantee that warrants and options will be exercised or that loans, debt or equity financing will be available.

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

Future Commitments and Financial Resources

Certain accounts payable and the accrued lease liability reflect management’s best estimate of amounts due for matters in dispute. Settlement of these liabilities may either be more or less than the amounts recorded in the interim consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term. In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

We have an agreement with the supplier of products for our major product customer (Lanier). In the event that this customer cancels or reduces its orders, we may be required to purchase from the supplier up to one month’s finished goods orders and all work in progress, raw materials and any excess materials. Subsequent to September 30, 2001, we satisfied our contractual commitment for delivery of all products and have not received any additional purchases orders.

In September 2000, the Company entered into a three-year sublease agreement expiring on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. As of September 30, 2001, the total operating lease obligation under the lease for office space is $358,931.

Business Risks

This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2001 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash and cash equivalents of $2,348,706. A 10% change in market interest rates would not have a material affect on earnings or cash flows. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

On September 28, 2001 the Company sold for cash in a private offering an aggregate of $1,000,000 of 12% Secured Promissory Notes due December 31, 2002 (“SP Notes”) to accredited investors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Changes in Securities

(a)	NONE
(b)	NONE
(c)	On September 28, 2001 the Company sold for cash in a private offering an aggregate of $1,000,000 of 12% Secured Promissory Notes due December 31, 2002 (“SP Notes”) to accredited investors. In addition, the purchasers were granted warrants to purchase 750,000 common shares of the Company at $0.75 per share until September 30, 2006 (“Warrant”). The SP Notes are secured by the Company’s accounts receivable and inventory.

Any shares received on the exercise of the Warrants will be restricted securities unless the Company elects to register such shares. The Company has no requirement to register the stock underlying the Warrants but the holders have certain piggyback registration rights. The securities have antidilution rights reducing the conversion and exercise price for certain issuances of equity securities by the Company at an effective price below the applicable exercise price of the Warrants.

The securities were offered and sold without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption provided by Section 4(2) hereunder and/or Regulation D and an appropriate legend was placed on the SP Notes and Warrants and will be placed on the shares issuable upon exercise of the Warrants unless an effective registration statement is submitted to the transfer agent for the Company at the time of exercise or conversion. The Company issued warrants to acquire 100,000 common shares (at the same terms as the Warrants) as a finders’fee in connection with identifying investors for the SP Notes.

The proceeds from the sale of the SP Notes are being applied to working capital primarily related to the MXP100 digital audio player.

The description of this transaction is qualified in its entirety by the full text of the agreements attached as exhibits hereto.

In the event that the Company offers shares of its common stock or securities convertible into shares of common stock in connection with an equity financing each noteholder shall have the right and option, at any time prior to the maturity date, subject to and upon compliance with the provisions and the terms of the equity offering document, to convert the unpaid principal amount of each SP Notes and accrued unpaid interest into shares of the common stock being offered at a conversion price equal to the offering price of the common stock in effect at the time of conversion.

(d)	NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.32	Form of 12% Secured Promissory Note due December 31, 2002 aggregating $1,000,000 entered into with seven accredited investors (individual notes differ only as to holder and amount).

4.33	Form of Stock Purchase Warrant exercisable until September 30, 2006 issued to seven accredited investors for an aggregate of 750,000 common shares (individual warrants differ only as to holder and number of shares).

(b)	Reports on Form 8-K NONE

14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001	e.DIGITAL CORPORATION

By: /s/ RAN FURMAN
——————————————
RAN FURMAN
Ran Furman, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)