Form 10-Q
period 2001-12-31
E DIGITAL CORP
filed 2002-02-14
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission File Number 0-20734

e.Digital Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0865123 (I.R.S. Empl. Ident. No.)

13114 Evening Creek Drive South, San Diego, California (Address of principal executive offices)	92128 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 (Class)	131,865,870 (Outstanding at February 8, 2002)

e.DIGITAL CORPORATION INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of December 31, 2001 and and March 31, 2001	3

Consolidated Statements of Operations for the three and nine months ended December 31, 2001 and 2000	4

Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2000	5

Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES	17
2

Part I. Financial Information Item 1. Financial Statements: e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED) [Note 1 - Basis of presentation] [Expressed in US dollars]

	December 31, 2001 $	March 31, 2001 $

ASSETS [note 4]
Current
Cash and cash equivalents	520,132	3,511,506
Certificate of deposit	58,176	55,224
Accounts receivable, trade, less allowance of $73,899 and $nil
for doubtful accounts, respectively [note 10]	818,796	530,014
Inventory [note 7]	1,173,606	15,786
Prepaid expenses and other	101,449	22,589

Total current assets	2,672,159	4,135,119

Deferred financing charges	35,527
Property and equipment, net of accumulated depreciation of
$328,820 and $213,757, respectively	295,566	304,770
Intangible assets, net of accumulated amortization of
$34,121 and $27,220, respectively	26,076	55,339
Restricted cash [note 9]	144,724	—

Total assets	3,174,052	4,495,228

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current
Accounts payable, trade [note 8]	1,824,444	816,738
Other accounts payable and accrued liabilities	200,807	128,174
Accrued lease liability [note 8]	515,000	515,000
Accrued employee benefits	188,785	211,774
Deferred revenue	180,703	17,778

Total current liabilities	2,909,739	1,689,464

Secured promissory notes [note 4]	705,411	—

Total liabilities	3,615,150	1,689,464

Redeemable preferred stock [note 3]
Series C, convertible voting preferred stock, $0.001 par value, redeemable at $10,000 per share plus accrued and unpaid
dividends at 7% cumulative, 400 shares authorized, nil and 74 shares
outstanding, respectively	—	795,895

Total redeemable preferred stock	—	795,895

Commitments and contingencies [notes 1 and 8]
Common stockholders’ equity (deficit) [note 5]
Common stock, $0.001 par value, authorized 200,000,000,
131,443,491 and 130,175,406 shares outstanding, respectively	131,443	130,175
Additional paid-in capital	54,308,604	52,834,970
Contributed surplus	1,592,316	1,592,316
Accumulated deficit	(56,473,461)	(52,547,592)

Total common stockholders’ equity (deficit)	(441,098)	2,009,869

Total liabilities, redeemable preferred stock and common
stockholders’ equity (deficit)	3,174,052	4,495,228

See notes to interim consolidated financial statements 3

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [Note 1 - Basis of presentation] [Expressed in US dollars]

	For the three months ended December 31		For the nine months ended December 31
	2001 $	2000 $	2001 $	2000 $

Revenues:
Products	455,379	44,383	1,282,554	1,144,548
Services	136,776	38,460	485,875	159,652

	592,155	82,843	1,768,429	1,304,200

Cost of revenues:
Products	810,739	60,396	1,472,922	1,002,832
Services	86,506	31,933	178,822	70,755

	897,245	92,329	1,651,744	1,073,587

Gross profit (loss)	(305,090)	(9,486)	116,685	230,613

Operating expenses:
Selling and administrative	868,433	705,288	1,907,253	1,460,290
Research and related expenditures	586,543	546,655	2,079,995	1,364,517

Total operating expenses	1,454,976	1,251,943	3,987,248	2,824,807

Operating loss	(1,760,066)	(1,261,429)	(3,870,562)	(2,594,194)

Other income (expense):
Interest income	6,660	68,155	54,964	135,908
Loss on disposal of property and equipment	—	—	(2,916)	—
Gain on sale of investment	—	—	30,124	—
Interest expense	(111,147)	—	(111,147)	—
Other	—	—	—	(800)

Other income (expense)	(104,487)	68,155	(28,975)	135,108

Loss and comprehensive loss for the period	(1,864,553)	(1,193,274)	(3,899,537)	(2,459,086)
Accrued dividends on the Series A and C Preferred stock	—	(68,196)	(26,332)	(68,196)

Loss available to common stockholders [note 2]	(1,864,553)	(2,880,167)	(7,007,172)	(4,145,979)

Loss per common share - basic and diluted [note 2]	(0.01)	(0.02)	(0.05)	(0.03)

Weighted average common shares outstanding	130,862,557	127,264,396	130,402,791	126,697,076

See notes to interim consolidated financial statements 4

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [Note 1 - Basis of presentation] [Expressed in US dollars]

	For the nine months ended December 31,
	2001	2000
OPERATING ACTIVITIES	$	$

Loss for the period	(3,899,537)	(2,459,086)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation and amortization	121,964	65,541
Loss on disposal of property and equipment	2,916	—
Stock issued as payment to supplier	89,600	—
Gain on sale of investment	(30,124)	—
Accrued interest and accretion relating to secured promissory notes	111,147	—
Changes in assets and liabilities:
Accounts receivable, trade	(288,782)	208,317
Inventory	(1,157,820)	26,010
Prepaid expenses and other	(78,860)	(11,039)
Accounts payable, trade	1,007,706	(120,503)
Other accounts payable and accrued liabilities	72,633	(724)
Accrued employee benefits	(22,989)	(27,515)
Deferred revenue	162,925	—

Cash (used in) operating activities	(3,909,221)	(2,318,999)

INVESTING ACTIVITIES
Purchase of property and equipment	(86,413)	(159,479)
Proceeds from sale of investment	30,124	—
Purchase of intangibles	—	(43,150)
Increase in restricted cash	(144,724)
Increase in certificate of deposit	(2,952)	(20,405)

Cash (used in) investing activities	(203,965)	(223,034)

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory notes	1,000,000	—
Proceeds from sale of Series C preferred stock	—	3,701,250
Proceeds from exercise of stock options	17,000	149,577
Proceeds from exercise of warrants	86,605	5,000
Deferred financing charges	18,207	—

Cash provided by financing activities	1,121,812	3,855,827

Net (decrease) in cash and cash equivalents	(2,991,374)	1,313,794

Cash and cash equivalents, beginning of period	3,511,506	3,294,366

Cash and cash equivalents, end of period	520,132	4,608,160

Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of Series A preferred stock	—	23,369
Common stock issued on conversion of Series C preferred stock	822,227	—
Deemed dividends on Series A and C preferred stock	26,332	68,196
Deemed dividends on warrants	—	582,905
Value assigned to warrants issued as private placement fee	—	450,346
See notes to interim consolidated financial statements 5

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2001

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

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary of the same name, based in San Diego, California. The unaudited interim consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and in the opinion of management reflect all adjustments, which consist of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows of the Company.

The financial statements have been prepared on the going concern basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and for the nine month period ended December 31, 2001 and has an accumulated deficit of $56,473,461 at December 31, 2001. As at December 31, 2001 the Company has a working capital deficiency of $237,580. A substantial portion of the losses is attributable to marketing costs of the Company’s new technology and substantial investments in research and development of technologies. The Company’s operating plans, including its plans to brand and sell its own line of digital audio products require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) branding and selling its own line of digital audio products; (b) expanding sales and marketing to OEM customers and markets; (c) controlling overhead and expenses and (d) raising additional capital and/or financing. There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and, if necessary, obtain additional financing.

These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

These consolidated unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2001 included in the Company’s Registration Statement on Form S-3 of February 2002.

2. LOSS PER SHARE

The Company’s losses for the periods presented cause the inclusion of potential common stock (“Common Stock”) instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options and warrants exercisable into 8,093,220 shares of Common Stock were outstanding as of December 31, 2001. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders increased during the nine months ended December 31, 2001and 2000 by accrued dividends of $26,332 and $68,196, respectively. The loss available to common stockholders is computed as follows:

E.DIGITAL CORPORATION AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) December 31, 2001

	For the three months ended December 31,		For the nine months ended December 31,
	2001	2000	2001	2000

Loss for the period	$(1,864,553)	$(1,193,274)	$(3,899,537)	$(2,459,086)
Accretion of discount on redeemable
Series C preferred stock	—	(582,905)	—	(582,905)
Series B and C preferred stock beneficial conversion
feature	—	(335,792)	(3,081,303)	(335,792)
Cumulative catch up adjustment relating to EITF 00-27	—	(300,000)	—	(300,000)
Redemption premium on Series C preferred stock	—	(400,000)	—	(400,000)
Dividends on Series A and C preferred stock	—	(68,196)	(26,332)	(68,196)

Loss available to common stockholders	$(1,864,553)	$(2,880,167)	$(7,007,172)	$(4,145,979)

3. REDEEMABLE PREFERRED STOCK

Series C

On October 5, 2000, the Company issued 400 shares of 7% Series C convertible preferred stock (the “Series C stock”) with a stated value of $10,000 per share and warrants to purchase 230,946 shares of Common Stock, at $5.20 per share until October 5, 2005, for gross proceeds of $4,000,000. Dividends of 7% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company’s election. The conversion price for each share of Series C stock is subject to adjustment on the 90th day following the original issue date from a fixed conversion price of $4.33 to the lower of (i) $4.33 or (ii) 90% of the average of the five lowest per share market values during the 20 consecutive trading days immediately preceding the conversion date (“Adjusted Conversion Price”). The Company also recorded a $400,000 redemption premium on the Series C stock during the quarter ended December 31, 2000. At December 31, 2001, all remaining 74 shares Series C stock were converted into 912,612 shares of Common Stock.

4. SECURED PROMISSORY NOTES

12% Promissory Notes

On September 28, 2001, the Company issued 12% Secured Promissory Notes (“SP Notes”) for gross cash proceeds of $1,000,000 to certain accredited investors. The SP Notes mature December 31, 2002 and are secured by the Company’s accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date. All of the holders of the SP Notes subsequently have agreed to subordinate their rights in favor of the rights granted of the holder of the 5% Secured Promissory Note (“5% SP Note”) so long as the 5% SP Note is outstanding.

In connection with the sale of the SP Notes, the Company issued warrants to purchase 750,000 shares of Common Stock at a purchase price of $0.75 per common share expiring September 20, 2006. The Company has allocated $405,736 of the proceeds raised to the warrants and $594,264 to the SP Notes based on the relative fair value of the instruments. The discount on the SP Notes will be subject to accretion over their term to maturity. The Company also issued warrants to purchase 100,000 shares of Common Stock at a purchase price of $0.75 per common share expiring September 30, 2006, as a finders’ fee. The estimated fair market value of these warrants at issuance was $91,034 and has been recorded as a deferred financing charge related to the SP Notes of $53,734 and $37,300 as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge is being amortized over the term of the SP Notes.

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

5% Secured Promissory Note

On January 18, 2002 the Company issued a 5% SP Note for gross cash proceeds of $1,200,000 to a single institutional investor. The note matures April 18, 2002 and is secured by all of the tangible and intangible assets of Company and its wholly owned subsidiary. The interest under the note accrues at a rate of 5% per annum simple interest and is payable in one installment on the maturity date. The note ranks senior to the SP Notes.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2001

5. COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

The following table summarizes common stockholders’ equity transactions during the nine month period ended December 31, 2001:

	Shares	Amount	Additional paid-in capital	Contributed surplus	Accumulated deficit

Balance, March 31, 2001	130,175,406	$130,175	$52,834,970	$1,592,316	$(52,547,592)
Accrued dividends on the Series
C stock	—	—	—	—	(26,332)
Exercise of stock options	170,000	170	16,830	—	—
Exercise of warrants	115,473	116	86,489	—	—
Conversion of the Series C Stock	912,612	912	821,315	—	—
Value assigned to 70,000 shares
of common stock issued as
payment to supplier	70,000	70	89,530	—	—
Value assigned to 750,000 warrants
granted in connection with the issuance
of the 12% SP Notes	—	—	405,736	—	—
Value assigned to 100,000 warrants
granted in connection with the issuance
of the 12% SP Notes	—	—	53,734	—	—
Loss for the period	—	—	—	—	(3,899,537)

Balance, December 31, 2001	131,443,491	$131,443	$54,308,604	$1,592,316	$(56,473,461)

6. WARRANTS AND OPTIONS

At December 31, 2001, warrants were outstanding and exercisable into the following shares of Common Stock.

Description	Number of Common Shares	Exercise Price $	Expiration Date

Warrants	571,429	$0.15	March 31, 2002
Warrants	500,000	$0.10	June 12, 2003
Warrants	254,041	$0.75	October 5, 2005
Warrants	850,000	$0.75	September 30, 2006

Total	2,175,470

Subsequent to December 31, 2001, 92,379 warrants were exercised for cash proceeds of $62,284. The following table summarizes stock option activity for the period:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2001	5,729,000	$3.1170
Granted	685,000	$1.3834
Cancelled	(150,000)	$5.4600
Exercised	(170,000)	$0.1000
Forfeited	(176,250)	$4.0900

Outstanding at December 31, 2001	5,917,750	$2.9147

Exercisable at December 31, 2001	3,895,287	$2.6830

Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2002 to 2006 with an average life of 2.4 years. Subsequent to December 31, 2001, 330,000 stock options were exercised for cash proceeds of $29,250.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2001

7. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

	December 31, 2001	March 31, 2000
Finished goods	$864,100	—
Raw materials	309,506	$15,786

	$1,173,606	$15,786

8. COMMITMENTS AND CONTINGENCIES

The Company has entered into a three year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724, paid $90,000 to APL Direct Logistics as escrow deposit for inbound and outbound freight management services and paid APL Direct Logistics $14,000 for initial integration and implementation expenses. The Company’s minimum monthly commitment, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase.

Certain accounts payable and the accrued lease liability reflect management’s best estimate of amounts due for matters in dispute. Settlement of these liabilities may either be more or less than the amounts recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In September 2000, the Company entered into a three-year sublease agreement expiring on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. As of December 31, 2001, the total operating lease obligation under the lease for office space is $311,031.

9. RESTRICTED CASH

Restricted cash represents the stand-by letter of credit issued to APL Direct Logistics in the amount of $144,724 expiring in October 2004.

10. CREDIT RISK

Amounts owing from one major customer comprise 73% of accounts receivable at December 31, 2001. [March 31, 2001 – 98%]. Revenue from one customer for the three and the nine months ended December 31, 2001 amounted to 13% and 54% respectively of total revenues for the Company. As at December 31, 2001, The Company satisfied its contractual agreement to this customer and as at December 31, 2001 it had received no additional purchase orders. The Company’s agreement with this customer has not been renewed and it expects no additional sales.

11. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three major customers comprise 81% of revenue for the quarter ended December 31, 2001 [2000 – 90%].

The Company has entered into a supply agreement with two suppliers for the production of products. The Company has no other significant suppliers.

12. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current periods presentation.

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

General

We offer engineering partnerships with leading companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market our services and technologies to Original Equipment Manufacturers (“OEMs”) with a focus on developing digital music and voice players/recorders using the latest in digital storage media and technology. We offer complete reference designs and technology platforms for private labeling by OEMs. We may sometimes integrate our OEMs’ unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets. In addition, we recently commenced selling our own branded products on the Internet.

We have relationships with ISO certified manufacturing facilities in the United States, Malaysia, Taiwan, China, Singapore, and Korea. We have expertise in developing, performing and overseeing manufacturing processes. We license technology and offer manufacturing supervision, documentation and quality control services to our OEM customers.

Services offered include custom hardware, firmware, and software development, technology platform development, product design, manufacturing services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products and fees from engineering services, industrial order fulfillment, technical support services, warranty services and for design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

In September 2001, we announced plans to brand and sell our own line of digital audio products for consumers. The first product in this program is a digital audio player named MXP™100, which incorporates our MicroOS™ 2.0 and VoiceNav™ technologies into a handheld digital music and voice recorder/player. This product which was launched on our website store on November 2, 2001 incorporates a proprietary PC software interface program designed and developed by us, called “MXP Music Explorer,” that allows users to download MP3 and Windows Media™ files from their PC’s hard drive to the portable player. The MXP-100 player uses either Microdrive™ storage media from IBM or CompactFlash™ storage media from SanDisk.

The second product in our e.Digital branding program is the TREÓ 10 portable large-capacity digital jukebox. This product incorporates a 10 gigabyte (GB) capacity embedded 2.5-inch hard disk drive and, using our proprietary MXP Music Explorer PC software interface, allows users to download MP3 and Windows Media™ files from their PC’s hard drive to the portable player. This product was launched on our website store on December 4, 2001. In December, 2001 we also introduced and began selling through our website store the MXP 100 “Sport” model, a version of the MXP-100 featuring a yellow, rubberized finish. This product has the same features as the first MXP-100 model.

Directly related to our consumer product sales plans, in September 2001, we signed an agreement with APL Direct Logistics, a custom fulfillment partner, for product distribution, fulfillment, and support services. Under the multi-year agreement, which expires September 30, 2004, APL Direct Logistics will receive our product inventory in their distribution center in Hebron, Kentucky, and will fulfill orders directly to consumers. These orders will come from our secure online store, which has been established at http://www.edigital-store.com. Orders also may come from our partners, from other online sales sites, from other distributors, from resellers, or from retail stores. This agreement includes provisions for APL Direct Logistics or a subcontractor to provide call center support to answer consumer questions about our “e.Digital” branded products and to take orders by phone when necessary. This agreement requires certain minimum payments to APL Direct Logistics and is for a term of three years (terminating September 30, 2004).

In July 2001, we signed a royalty-bearing licensing agreement, which expires in October 2004, with Bang & Olufsen, a premier European electronics, telephony and audio/video manufacturer. Under this licensing agreement, we customized and provided Bang & Olufsen a MicroOS™ based custom product platform for use in their branded music product line. To date under this agreement we have received $75,000 in payments for engineering design services from Bang & Olufsen, of which $72,580 has been deferred in the unaudited interim consolidated financial statements.

In September 2001, we signed a strategic alliance agreement with DataPlay, Inc. of Boulder, Colorado. The agreement specifies that we will provide engineering and technology development to DataPlay, specifically to incorporate DataPlay’s removable digital media and micro-optical engine into a variety of portable products. The agreement also states that DataPlay will refer OEM customers to our Company for product design, technology integration, and application development around DataPlay’s technology. This agreement includes provisions for non-recurring engineering (“NRE”) fees to be paid by DataPlay to us and specifies that we will collect royalties from OEM customers on certain DataPlay-enabled products. To date we have received $300,788 in payments under this agreement with respect to NRE fees only, which has been recognized as revenue.

In June 2001, we signed a royalty-bearing licensing agreement with Hong Kong manufacturer Musical Electronics, Ltd. Under the agreement, Musical licensed technology from our Company for use in Musical’s OEM products. The agreement calls for Musical to pay us licensing fees as well as per-unit royalties. On December 3, 2001, Musical announced that its first product, the Classic XP3, created under their licensing agreement with e.Digital, will be sold through Circuit City. To date we have received $50,000 in payments for NRE fees, of which $48,333 has been deferred in the unaudited interim consolidated financial statements. We have not received any licensing or royalty payments from Musical under this agreement, although such royalties are due to commence in or about April 2002 for product sales occurring during the preceding quarter.

Subsequent to the end of the quarter, in January 2002, we announced that we collaborated with Evolution Technologies and DataPlay, Inc. on the development and design of the MTV DataPlay-enabled music player, which was introduced at the 2002 International Consumer Electronics Show in Las Vegas. The next-generation portable device, with DataPlay removable storage media, functions as a music player, a recorder, an external storage drive, and an optical media burner. Consumers can encode compressed music files, download content, store and transport files, and playback user-recorded files and/or pre-recorded content. Under our agreements with DataPlay and Musical, we will collect royalties on this product.

Also in January 2002, we announced collaboration with Eclipse by Fujitsu Ten, a car stereo company. Under our agreement, we are providing advanced integration of digital data management technology for Eclipse by Fujitsu Ten’s advanced automotive infotainment platforms. We have collaborated with Eclipse by Fujitsu Ten for several months to develop and deliver state-of-the-art automotive OEM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas January 8 – 11.

We designed, developed and produced a digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier Healthcare, LLC (“Lanier”). The Lanier Agreement provided that we would supply product to them through December 2001. The supply agreement provided for rolling six month requirement forecasts and three month advance orders.

On December 22, 2000, Lanier announced that it had completed the sale of its voice processing (dictation) business (including the Cquence Mobile line) to Platinum Equity, LLC (“Platinum”). Platinum announced that this acquisition resulted in an entity named Lanier Healthcare, which Platinum operates as a stand-alone entity.

During the nine months ended December 31, 2001, we shipped $856,000 of products to Lanier, compared to $1,143,865 for the nine months ended December 31, 2000. During the third quarter ended December 31, 2001, we satisfied our contractual commitment to deliver of product to Lanier and, to date, have received no additional purchase orders. Our agreement with Lanier has not been renewed and we expect no additional sales.

We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $3.9 million in fiscal year 2001 and $2.6 million in fiscal year 2000. Our current level of monthly cash operating costs is approximately $425,000 per month. However, we may increase expenditure levels in future periods to support the launch, marketing, and distribution of “e.Digital” branded products, expand our OEM revenue opportunities, and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Results of Operations

Nine months ended December 31, 2001 compared to nine months ended December 31, 2000

For the nine months ended December 31, 2001, we reported total revenues of $1,768,429, a 37% increase from total revenues of $1,304,200 for the nine months ended December 31, 2000. Revenue for the first nine months ended December 31, 2001 included product revenue of $1,282,554 compared to $1,144,548 for the nine months ended December 31, 2000. The 12% increase in product revenues was due to the launch in the quarter ended December 31, 2001 of our branded portable digital audio products, offset by lower sales of product to Lanier.

Service revenues for the nine months ended December 31, 2001 were $485,875, a 204% increase from service revenues of $159,652 for the nine months ended December 31, 2000. The increase in service revenue is primarily attributable to the fulfillment of our Dataplay agreement. The timing and amount of service revenues is dependent upon a limited number of projects. At December 31, 2001 we had $180,703 of deferred revenue from NRE contracts, which will be recognized based on the terms and conditions of each agreement.

For the nine months ended December 31, 2001, we reported a gross profit of $116,685 compared to a gross profit of $230,613 for the nine months ended December 31, 2000. Cost of sales for the nine months ended December 31, 2001 consisted of $1,472,922 of product costs and $178,822 of contract services consisting mostly of research and development labor. Gross profit as a percentage of revenue decreased from 17.7% to 6.6%, due primarily to increased start-up costs relating to the launch of our branded products. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. At the present time warranty costs are not significant. Our contract supply agreement on Lanier products provides a twelve-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the nine months ended December 31, 2001, were $3,987,248, as compared to $2,824,807 for the nine months ended December 31, 2000. Selling and administrative costs aggregated $1,907,253 for the nine months ended December 31, 2001 compared to $1,460,290 for the nine months ended December 31, 2001. The $446,963 increase in selling and administrative costs resulted primarily from an increase in personnel and benefit costs of $279,991 and an increase of $136,980 in marketing and advertising costs. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to additional costs involved in branding and selling our own line of digital audio products and increased number of personnel compared to the prior year.

Research and related expenditures for the nine months ended December 31, 2001 were $2,079,995, as compared to $1,364,517, for the nine months ended December 31, 2000. The $715,478 increase in research and development costs resulted primarily from the increase of $609,281 in personnel and benefit costs, a $29,032 increase in travel and related costs and an increase of $34,581 for artwork, consulting and other material costs, offset by a decrease of $86,952 in other engineering costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $3,870,562 for the nine months ended December 31, 2001, as compared to an operating loss of $2,594,194 for the nine months ended December 31, 2000. The increase loss resulted primarily from increased operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM developments with supply or royalty provisions, when combined with our own “e.Digital” branded products, will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the nine months ended December 31, 2001 are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the nine months ended December 31, 2001 of $3,899,537 as compared to a loss of $2,459,086 for the nine months ended December 31, 2000.

The loss available to common stockholders for the nine months ended December 31, 2001 is $7,007,172. Included in the loss available to common stockholders for the nine months ended December 31, 2001 is an accrued dividend of $26,332 on the Series C stock and a beneficial conversion feature of $3,081,303 computed from the discount provision included in the Series C stock. As at December 31, 2001 all 400 shares had been converted into common stock. The loss available to common stockholders for the nine months ended December 31, 2000 is $4,145,979. Included in the loss available to common stockholders for the nine months ended December 31, 2000 are accrued dividends on the Series A and C stock of $529 and $67,667, respectively, $582,905 which represents accretion on the discount on the the Series C stock and $335,792 relating to the Series C stock beneficial conversion feature. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catch up adjusted to retained earnings of $300,000 which increased additional paid in capital and accumulated deficit and increased the loss per share for the quarter ended December 31, 2000. The Company also recorded a $400,000 redemption premium on the Series C stock.

Three months ended December 31, 2001 compared to three months ended December 31, 2000

For the three months ended December 31, 2001, we reported total revenues of $592,155, a 615% increase from the $82,843 total revenues for the three months ended December 31, 2000. Revenue for the three months ended December 31, 2001 included product revenue of $455,379 compared to $44,383 for the three months ended December 31, 2000. The increase in product revenues was due to the launch in the quarter ended December 31, 2001 of our branded portable digital audio products. Service revenues for the three months ended December 31, 2001 were $136,776, a 256% increase from service revenues of $38,460 for the three months ended December 31, 2000. The increase in service revenue is primarily attributable to the recognition of NRE fees associated with the fulfillment of the Dataplay agreement. The timing and amount of service revenues is dependent upon a limited number of projects.

For the three months ended December 31, 2001, we reported a gross loss of $305,090 compared to a gross loss of $9,486 for the three months ended December 31, 2000. Cost of sales for the three months ended December 31, 2001 consisted of $810,739 of product costs and $86,506 of contract services consisting mostly of research and development labor. The increased gross loss for the quarter ended December 31, 2001 is due primarily to increased start-up costs relating to the launch of our branded products and fulfillment of the Lanier contract.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended December 31, 2001, were $1,454,977, as compared to $1,251,943 for the three months ended December 31, 2000. Selling and administrative costs aggregated $868,434 for the three months ended December 31, 2001 compared to $705,288 for the three months ended December 31, 2001. The $163,146 increase in selling and administrative costs resulted primarily from an increase in personnel and benefit costs of $51,074 an increase of $62,413 in marketing and advertising costs and an increase of $15,879 in trade shows and related costs. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to additional costs involved in branding and selling our own line of digital audio products and increased number of personnel compared to the prior year.

Research and related expenditures for the three months ended December 31, 2001 were $586,543, as compared to $546,655, for the nine months ended December 31, 2000. The $39,888 increase in research and development costs resulted primarily from personnel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,760,066 for the three months ended December 31, 2001, as compared to an operating loss of $1,261,429 for the three months ended December 31, 2000. The increase loss resulted primarily from increased operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM developments with supply or royalty provisions, when combined with our own “e.Digital” branded products, will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months ended December 31, 2001 are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the three months ended December 31, 2001 of $1,864,553 as compared to a loss of $1,193,274 for the three months ended December 31, 2000.

The loss available to common stockholders for the three months ended December 31, 2001 and 2000 is $1,864,553 and $2,880,167, respectively. Included in the loss available to common stockholders for the three months ended December 31, 2000 are accrued dividends on the Series A and C stock of $68,196, $582,905 which represents accretion of the discount on the Series C stock and $335,792 relating to the Series C stock beneficial conversion feature. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catch up adjusted to retained earnings of $300,000 which increased additional paid in capital and accumulated deficit and increased the loss per share for the three months ended December 31, 2000. The Company also recorded a $400,000 redemption premium on the Series C stock.

Liquidity and Capital Resources

At December 31, 2001, we had working capital deficit of $237,580 compared to a working capital of $2,445,655 at March 31, 2001. We had $1,173,606 of working capital invested in inventory at December 31, 2001. Cash used in operating activities for the nine months ended December 31, 2001 was $3,909,221 resulting primarily from the loss for the period and the increased investment in inventory, offset by an increase in accounts payable. During the nine months ended December 31, 2001, the Company purchased $86,413 in property and equipment. For the nine months ended December 31, 2001, net cash and cash equivalents decreased by $2,991,373.

At December 31, 2001, we had net accounts receivable of $818,796 as compared to $530,014 at March 31, 2001. This represented approximately 159 days of revenues. The increase in receivables resulted from increased product sales and a delayed collection of the amount in the current period. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements. As at December 31, 2001, $600,000 was due from one customer and we have negotiated with this customer that the amount outstanding will be repaid before March 31, 2001 in equal monthly installments.

At December 31, 2001, we had cash and cash equivalents of $520,132. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) introduction of the “e.Digital” branded products (b) expansion of existing OEM arrangements, and (c) currently planned expenditures and level of operation, we believe we have sufficient capital resources for the next 6-9 months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities, orders and reorders are subject to many factors and risks, many outside our control.

Since March 31, 2001, we have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current result of operations and liquidity. Our operating plans, including our plans to brand and sell our own line of digital audio products, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. Our Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve options with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) branding and selling our own line of digital products; (b) expanding sales and marketing to OEM customers and markets; (c) controlling overhead and expenses; and (d) raising, if necessary additional capital and/or financing.

On September 28, 2001, the Company issued 12% Promissory notes (“SP Notes”) for gross cash proceeds of $1,000,000 to certain accredited investors. The SP Notes mature December 31, 2002 and are secured by our accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date. In connection with the sale of the SP Notes, the Company issued warrants to purchase 750,000 shares of common stock at a purchase price of $0.75 per common share expiring September 30, 2006. The proceeds raised have been allocated to the SP Notes and warrants based on their relative fair value.

On January 18, 2002, we issued a 5% Secured Promissory Notes (“5% SP Note”) for gross cash proceeds of $1,200,000. The 5% SP notes matures April 18, 2002 and is secured by all assets of our Company including, without limitation, our intellectual property. The interest under the 5% SP Notes accrues at a rate of 5% per annum simple interest and is payable in one installment on the maturity date.

We are actively seeking additional equity financing. There can be no assurance that any additional financings will be available to our Company on satisfactory terms and conditions, if at all. Failure to obtain additional financings will have a material adverse affect on our Company. Should additional funds be required and not be available, we may be required to curtail or scale back staffing or operations. Potential sources of such funds include exercise of outstanding warrants and options, loans from stockholders or other debt financing or equity offerings. However, there is no guarantee that warrants and options will be exercised or that loans, debt or equity financing will be available. We may, from time to time, seek additional funds through lines of credit, public or private debt or equity financing. We estimate that we will require additional capital to finance future developments and improvements to our technology. We can not guarantee that additional capital will be available when needed. Any future financing may be dilutive to existing stockholders.

There can be assurance that we can successfully accomplish these steps and it is uncertain whether our Company will achieve a profitable level of operations and, if necessary, obtain additional financing.

Future Commitments and Financial Resources

We have entered into a three year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, we provided APL Direct Logistics with a letter of credit amounting to $144,724, we paid $90,000 to APL Direct Logistics as escrow deposit for inbound and outbound freight management services and we paid APL Direct Logistics $14,000 for initial integration and implementation expenses. Our minimum monthly commitment amount, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase.

Certain accounts payable and the accrued lease liability reflect management’s best estimate of amounts due for matters in dispute. Settlement of these liabilities may either be more or less than the amounts recorded in the unaudited interim consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term. In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

We have an agreement with the supplier of products for our major product customer (Lanier). In the event that this customer cancels or reduces its orders, we may be required to purchase from the supplier up to one month’s finished goods orders and all work in progress, raw materials and any excess materials. Subsequent to December 31, 2001, we satisfied our contractual commitment for delivery of all products and have not received any additional purchases orders.

In September 2000, we entered into a three-year sublease agreement expiring on July 31, 2003. We are occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. As of December 31, 2001, the total operating lease obligation under the lease for office space is $311,031.

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

We are exposed to some market risk through interest rates, related to our investment of our current cash and cash equivalents of $520,132. A 10% change in market interest rates would not have a material affect on earnings or cash flows. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

The Company’s operating plans, including its plans to brand and sell its own line of digital audio products require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Changes in Securities

(a)	NONE

(b)	NONE

(c)	Subsequent to December 31, 2001, the Company issued the 5% SP Note for gross cash proceeds of $1,200,000 to an institutional investor. The note matures April 18, 2002 and is secured by all of the tangible and intangible assets of Company and its wholly owned subsidiary. The interest under the note accrues at a rate of 5% per annum simple interest and is payable in one installment on the maturity date. The 5% SP Note ranks senior to the 12% SP Notes.

The description of this transaction is qualified in its entirety by the full text of the 5% SP Note filed as Exhibit 4.9 to Registration Statement No. 333-82272.

(d)	NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s fiscal 2001 Annual Meeting of Stockholders held on November 6, 2001 the following individuals, constituting all of the members of the Board of Directors were elected: Allen Cocumelli, Alfred H. Falk, Robert Putnam, Walter “Skip” Matthews, Victor Ramsauer and Robert Jecmen.

The following proposals were approved at the Company’s Annual Meeting of Stockholders:

1. ELECTION OF DIRECTORS:

	Affirmative Votes	Negative Votes	Votes Withheld
Allen Cocumelli	123,500,220	-0-	1,877,250
Alfred H. Falk	124,523,602	-0-	853,868
Robert Putnam	123,168,435	-0-	2,209,035
Walter "Skip" Matthews	123,515,640	-0-	1,861,830
Victor G Ramsauer	123,512,727	-0-	1,864,743
Robert Jecmen	123,470,880	-0-	1,906,590

2. PROPOSAL TO RATIFY THE APPOINTMENT OF ERNST & YOUNG LLP, AS THE INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING MARCH 31, 2002.

Affirmative Votes	Negative Votes	Votes Withheld
124,860,632	315,577	201,261

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

NONE

(b)	Reports on Form 8-K

NONE

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2002	e.DIGITAL CORPORATION By: /s/ RAN FURMAN —————————————— Ran Furman, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

17