Form 10-Q/A
period 2001-12-31
E DIGITAL CORP
filed 2002-03-22
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A

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

e.DIGITAL CORPORATION

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of December 31, 2001 and and March 31, 2001	3

Consolidated Statements of Operations for the three and nine months ended December 31, 2001 and 2000	4

Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2000	5

Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES	18

2

Part I. Financial Information Item 1. Financial Statements: e.Digital Corporation and subsidiary CONSOLIDATED BALANCE SHEETS (UNAUDITED) [Note 1 - Basis of presentation] [Expressed in US dollars]

	December 31, 2001 $	March 31, 2001 $
ASSETS [note 4]
Current
Cash and cash equivalents	520,132	3,511,506
Certificate of deposit	58,176	55,224
Accounts receivable, trade, less allowance of $73,899 and $nil
for doubtful accounts, respectively [note 10]	818,796	530,014
Inventory [note 7]	1,173,606	15,786
Prepaid expenses and other	101,449	22,589

Total current assets	2,672,158	4,135,119

Deferred financing charges	35,527
Property and equipment, net of accumulated depreciation of
$328,820 and $213,757, respectively	295,566	304,770
Intangible assets, net of accumulated amortization of
$34,121 and $27,220, respectively	26,076	55,339
Restricted cash [note 9]	144,724	—

Total assets	3,174,052	4,495,228

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current
Accounts payable, trade [note 8]	1,824,444	816,738
Other accounts payable and accrued liabilities	200,807	128,174
Accrued lease liability [note 8]	515,000	515,000
Accrued employee benefits	188,785	211,774
Deferred revenue	180,703	17,778

Total current liabilities	2,909,739	1,689,464

Secured promissory notes [note 4]	705,411	—

Total liabilities	3,615,150	1,689,464

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

3

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [Note 1 – Basis of presentation] [Expressed in US dollars]

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

4

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [Note 1 – Basis of presentation] [Expressed in US dollars]

	For the nine months ended December 31,
OPERATING ACTIVITIES	2001 $	2000 $
Loss for the period	(3,899,537)	(2,459,086)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation and amortization	121,964	65,541
Loss on disposal of property and equipment	2,916	—
Stock issued as payment to supplier	89,600	—
Gain on sale of investment	(30,124)	—
Accrued interest and accretion relating to secured promissory notes	111,147	—
Changes in assets and liabilities:
Accounts receivable, trade	(288,782)	208,317
Inventory	(1,157,820)	26,010
Prepaid expenses and other	(78,860)	(11,039)
Accounts payable, trade	1,007,706	(120,503)
Other accounts payable and accrued liabilities	72,633	(724)
Accrued employee benefits	(22,989)	(27,515)
Deferred revenue	162,925	—

Cash (used in) operating activities	(3,909,221)	(2,318,999)

INVESTING ACTIVITIES
Purchase of property and equipment	(86,413)	(159,479)
Proceeds from sale of investment	30,124	—
Purchase of intangibles	—	(43,150)
Increase in restricted cash	(144,724)
Increase in certificate of deposit	(2,952)	(20,405)

Cash (used in) investing activities	(203,965)	(223,034)

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory notes	1,000,000	—
Proceeds from sale of Series C preferred stock	—	3,701,250
Proceeds from exercise of stock options	17,000	149,577
Proceeds from exercise of warrants	86,605	5,000
Deferred financing charges	18,207	—

Cash provided by financing activities	1,121,812	3,855,827

Net (decrease) in cash and cash equivalents	(2,991,374)	1,313,794
Cash and cash equivalents, beginning of period	3,511,506	3,294,366

Cash and cash equivalents, end of period	520,132	4,608,160

Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of Series A preferred stock	—	23,369
Common stock issued on conversion of Series C preferred stock	822,227	—
Deemed dividends on Series A and C preferred stock	26,332	68,196
Deemed dividends on warrants	—	582,905
Value assigned to warrants issued as private placement fee	—	450,346
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

These consolidated unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2001 included in the Company’s Amended Registration Statement on Form S-3 of March 2002.

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

In connection with the sale of the SP Notes, the Company issued warrants to purchase 750,000 shares of Common Stock at a purchase price of $0.75 per common share expiring September 20, 2006. The Company has allocated $405,736 of the proceeds raised to the warrants and $594,264 to the SP Notes based on the relative fair value the instruments. The discount on the SP Notes will be subject to accretion over their term to maturity. The Company also issued warrants to purchase 100,000 shares of Common Stock at a purchase price of $0.75 per common share expiring September 30, 2006, as a finders’ fee. The estimated fair market value of these warrants at issuance was $91,034 and has been recorded as a deferred financing charge related to the SP Notes of $53,734 and $37,300 as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge is being amortized over the term of the SP Notes.

In the event the Company offers shares of its common stock or securities convertible into shares of Common Stock in connection with an equity financing, each noteholder shall have the right and option, at any time prior to the maturity date, subject to and upon compliance with the provisions and the terms of the equity offering document, to convert the unpaid principal amount of each SP Notes and accrued unpaid interest into shares of the Common Stock being offered at a conversion price equal to the offering price of the Common Stock in effect at the time of conversion. The Company may recognize a contingent beneficial conversion feature of $405,736 in the event that it offers its common shares or securities convertible into common shares in connection with an equity financing, assuming an effective conversion price of $1.065.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2001

4. SECURED PROMISSORY NOTES (cont’d)

5% Secured Promissory Note

On January 18, 2002, the Company issued a 5% SP Note for gross cash proceeds of $1,200,000 to a single institutional investor. The note matures April 18, 2002 and is secured by all of the tangible and intangible assets of Company and its wholly owned subsidiary. The interest under the note accrues at a rate of 5% per annum simple interest and is payable in one installment on the maturity date. The note ranks senior to the SP Notes.

5. COMMON STOCKHOLDERS’EQUITY (DEFICIT)

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

In connection with the issuance Preferred Class C shares in October 2000, the company had issued warrants with an exercise price $5.20. During the quarter ended September 30, 2001, 369,514 warrants which were issued to the investors and a placement agent in connection with the Series C Stock with an original exercise price of $5.20 were repriced to $0.75. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the exercise price of the warrants issued in conjunction with sale of the SP Notes. No other terms of the warrants were effected.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2001

6. WARRANTS AND OPTIONS (cont’d)

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

7. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis.

	December 31, 2001	March 31, 2000
Finished goods	$ 864,100	—
Raw materials	309,506	$15,786

	$1,173,606	$15,786

8. COMMITMENTS AND CONTINGENCIES

The Company has entered into a three year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724 and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services which will be drawn down upon submission of invoices from APL. As of December 31, 2001 the Company had a balance in prepaid freight of $56,903.The Company also paid APL Direct Logistics $14,000 for initial integration and implementation expenses. The Company’s minimum monthly commitment, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase. The Company relies on APL Direct Logistics to provide product fulfillment and customer support services for e.Digital and its OEM customers and licensees. Failure or delay by APL Direct Logistics to provide multi-channel sales, fulfillment, and after-sale support services for the Company’s products and those of its OEMs could adversely affect the Company’s ability to deliver products and provide customer and product support services on a timely and competitive basis.

The Company relies on Maycom Co., Ltd. and Amistar Corporation for the manufacture and assembly of its MXP 100 and TREO 10 products, respectively. The Company depends on its contract manufacturers to (i) allocate sufficient capacity to its manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If either manufacturer is unable to satisfy these requirements, the Company’s business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on the Company’s business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company has no supply agreements with component suppliers and, accordingly, is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company’s ability to deliver products on a timely and competitive basis in the future.

Approximately $213,000 of accounts payable and $515,000 of the accrued lease liability arose in the normal course of business for services rendered to the Company or for goods delivered to the Company and were recorded at amounts reflected on the invoices and other documentation received from third party vendors. These amounts are approximately five to seven years old. The amounts owing to the vendors are still due but as the Company has had no contact with them, the amounts may not require payments. Accordingly, certain of the accounts payable and the accrued lease liability reflect management’s best estimate of the amounts that may be due. Settlement of these liabilities may be either more or less than the amounts recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

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

13. ACCOUNTING PRONOUCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company does not expect that the adoption of the Statements to have a significant impact on the Company’s financial position and results of operations

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of April 1, 2002 and does not believe it will have a material impact on the Company’s financial position and results of operations.

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

Services offered include custom hardware, firmware, and software development, technology platform development, product design, manufacturing services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products and fees from engineering services, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

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

The loss available to common stockholders for the nine months ended December 31, 2001 is $7,007,172. Included in the loss available to common stockholders for the nine months ended December 31, 2001 is an accrued dividend of $26,332 on the Series C stock and a beneficial conversion feature of $3,081,303 computed from the discount provision included in the Series C stock. As at December 31, 2001 all 400 shares had been converted into common stock. The loss available to common stockholders for the nine months ended December 31, 2000 is $4,145,979. Included in the loss available to common stockholders for the nine months ended December 31, 2000 are accrued dividends on the Series A and C stock of $529 and $67,667, respectively, $582,905 which represents accretion on the discount on the Series C stock and $335,792 relating to the Series C stock beneficial conversion feature. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catch up adjusted to retained earnings of $300,000 which increased additional paid in capital and accumulated deficit and increased the loss per share for the quarter ended December 31, 2000. The Company also recorded a $400,000 redemption premium on the Series C stock.

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

At December 31, 2001, we had net accounts receivable of $818,796 as compared to $530,014 at March 31, 2001. This represented approximately 159 days of revenues. The increase in receivables resulted from increased product sales and a delayed collection of the amount in the current period. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements. As at December 31, 2001, $600,000 was due from one customer and we have negotiated with this customer that the amount outstanding will be repaid before March 31, 2002 in equal monthly installments.

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

The following proposals were approved at the Company’s Annual Meeting of Stockholders:

1. ELECTION OF DIRECTORS:

	Affirmative Votes	Negative Votes	Votes Withheld
Allen Cocumelli	123,500,220	-0-	1,877,250
Alfred H. Falk	124,523,602	-0-	853,868
Robert Putnam	123,168,435	-0-	2,209,035
Walter “Skip” Matthews	123,515,640	-0-	1,861,830
Victor G Ramsauer	123,512,727	-0-	1,864,743
Robert Jecmen	123,470,880	-0-	1,906,590

2. PROPOSAL TO RATIFY THE APPOINTMENT OF ERNST & YOUNG LLP, AS THE INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING MARCH 31, 2002.

Affirmative Votes	Negative Votes	Votes Withheld
124,860,632	315,577	201,261

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

NONE

(b)	Reports on Form 8-K

NONE

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.DIGITAL CORPORATION
Date: March 22, 2002	By:	/s/ RAN FURMAN Ran Furman, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

18