Form 10-Q/A
period 2001-12-31
E DIGITAL CORP
filed 2002-04-15
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
YES |X|    NO |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 (Class)	131,865,870 (Outstanding at February 8, 2002)

e.DIGITAL CORPORATION

INDEX

     Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001	3

Consolidated Statements of Operations for the three and nine months ended December 31, 2001 and 2000	4

Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2000	5

Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES	18

2

Part I. Financial Information Item 1. Financial Statements: e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED) [Note 1 - Basis of presentation] [Expressed in US dollars]

	December 31, 2001 $	March 31, 2001 $

ASSETS [note 4]
Current
Cash and cash equivalents	520,132	3,511,506
Certificate of deposit	58,176	55,224
Accounts receivable, trade, less allowance of $73,899 and $nil
for doubtful accounts, respectively [note 10]	818,796	530,014
Inventory [note 7]	1,173,606	15,786
Prepaid expenses and other	101,449	22,589

Total current assets	2,672,158	4,135,119

Deferred financing charges	35,527
Property and equipment, net of accumulated depreciation of
$328,820 and $213,757, respectively	295,566	304,770
Intangible assets, net of accumulated amortization of
$34,121 and $27,220, respectively	26,076	55,339
Restricted cash [note 9]	144,724	—

Total assets	3,174,052	4,495,228

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current
Accounts payable, trade [note 8]	1,824,444	816,738
Other accounts payable and accrued liabilities	200,807	128,174
Accrued lease liability [note 8]	515,000	515,000
Accrued employee benefits	188,785	211,774
Deferred revenue	180,703	17,778

Total current liabilities	2,909,739	1,689,464

Secured promissory notes [note 4]	705,411	—

Total liabilities	3,615,150	1,689,464

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

See notes to interim consolidated financial statements 3

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [Note 1 - Basis of presentation] [Expressed in US dollars]

	For the three months ended December 31		For the nine months ended December 31
	2001 $	2000 $	2001 $	2000 $

Revenues:
Products	455,379	44,383	1,282,554	1,144,548
Services	136,776	38,460	485,875	159,652

	592,155	82,843	1,768,429	1,304,200

Cost of revenues:
Products	810,739	60,396	1,472,922	1,002,832
Services	86,506	31,933	178,822	70,755

	897,245	92,329	1,651,744	1,073,587

Gross profit (loss)	(305,090)	(9,486)	116,685	230,613

Operating expenses:
Selling and administrative	868,433	705,288	1,907,253	1,460,290
Research and related expenditures	586,543	546,655	2,079,995	1,364,517

Total operating expenses	1,454,976	1,251,943	3,987,248	2,824,807

Operating loss	(1,760,066)	(1,261,429)	(3,870,562)	(2,594,194)

Other income (expense):
Interest income	6,660	68,155	54,964	135,908
Loss on disposal of property and equipment	—	—	(2,916)	—
Gain on sale of investment	—	—	30,124	—
Interest expense	(111,147)	—	(111,147)	—
Other	—	—	—	(800)

Other income (expense)	(104,487)	68,155	(28,975)	135,108

Loss and comprehensive loss for the period	(1,864,553)	(1,193,274)	(3,899,537)	(2,459,086)
Accrued dividends on the Series A and C Preferred stock	—	(68,196)	(26,332)	(68,196)

Loss available to common stockholders [note 2]	(1,864,553)	(2,880,167)	3,925,869	(4,145,979)

Loss per common share - basic and diluted [note 2]	(0.01)	(0.02)	0.03	(0.03)

Weighted average common shares outstanding	130,862,557	127,264,396	130,402,791	126,697,076

See notes to interim consolidated financial statements 4

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [Note 1 - Basis of presentation] [Expressed in US dollars]

	For the nine months ended December 31,
	2001 $	2000 $

OPERATING ACTIVITIES
Loss for the period	(3,899,537)	(2,459,086)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation and amortization	121,964	65,541
Loss on disposal of property and equipment	2,916	—
Stock issued as payment to supplier	89,600	—
Gain on sale of investment	(30,124)	—
Accrued interest and accretion relating to secured promissory notes	111,147	—
Changes in assets and liabilities:
Accounts receivable, trade	(288,782)	208,317
Inventory	(1,157,820)	26,010
Prepaid expenses and other	(78,860)	(11,039)
Accounts payable, trade	1,007,706	(120,503)
Other accounts payable and accrued liabilities	72,633	(724)
Accrued employee benefits	(22,989)	(27,515)
Deferred revenue	162,925	—

Cash (used in) operating activities	(3,909,221)	(2,318,999)

INVESTING ACTIVITIES
Purchase of property and equipment	(86,413)	(159,479)
Proceeds from sale of investment	30,124	—
Purchase of intangibles	—	(43,150)
Increase in restricted cash	(144,724)
Increase in certificate of deposit	(2,952)	(20,405)

Cash (used in) investing activities	(203,965)	(223,034)

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory notes	1,000,000	—
Proceeds from sale of Series C preferred stock	—	3,701,250
Proceeds from exercise of stock options	17,000	149,577
Proceeds from exercise of warrants	86,605	5,000
Deferred financing charges	18,207	—

Cash provided by financing activities	1,121,812	3,855,827

Net (decrease) in cash and cash equivalents	(2,991,374)	1,313,794
Cash and cash equivalents, beginning of period	3,511,506	3,294,366

Cash and cash equivalents, end of period	520,132	4,608,160

Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of Series A preferred stock	—	23,369
Common stock issued on conversion of Series C preferred stock	822,227	—
Deemed dividends on Series A and C preferred stock	26,332	68,196
Deemed dividends on warrants	—	582,905
Value assigned to warrants issued as private placement fee	—	450,346

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

The loss available to common stockholders increased during the nine months ended December 31, 2001and 2000 by accrued dividends of $26,332 and $68,196, respectively. The loss available to common stockholders is computed as follows:

E.DIGITAL CORPORATION AND SUBSIDIARY NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) December 31, 2001

2. LOSS PER SHARE (cont’d)

	For the three months ended December 31,		For the nine months ended December 31,
	2001	2000	2001	2000
Loss for the period	$(1,864,553)	$(1,193,274)	$(3,899,537)	$(2,459,086)
Accretion of discount on redeemable
Series C preferred stock	—	(582,905)	—	(582,905)
Series B and C preferred stock beneficial conversion
feature	—	(335,792)	—	(335,792)
Cumulative catch up adjustment relating to EITF 00-27	—	(300,000)	—	(300,000)
Redemption premium on Series C preferred stock	—	(400,000)	—	(400,000)
Dividends on Series A and C preferred stock	—	(68,196)	(26,332)	(68,196)

Loss available to common stockholders	$(1,864,553)	$(2,880,167)	$(3,925,869)	$(4,145,979)

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

Approximately $213,000 of accounts payable and $515,000 of the accrued lease liability arose in the normal course of business for services rendered to the Company or for goods delivered to the Company and were recorded at amounts reflected on the invoices and other documentation received from third party vendors. These amounts are approximately five to seven years old. The amounts owing to the vendors are still due but as the Company has had no contact with them,

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2001

8. COMMITMENTS AND CONTINGENCIES (cont’d)

the amounts may not require payments. Accordingly, certain of the accounts payable and the accrued lease liability reflect management’s best estimate of the amounts that may be due. Settlement of these liabilities may be either more or less than the amounts recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

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

The loss available to common stockholders for the nine months ended December 31, 2001 is $3,925,869. Included in the loss available to common stockholders for the nine months ended December 31, 2001 is an accrued dividend of $26,332 on the Series C stock . As at December 31, 2001 all 400 shares had been converted into common stock. The loss available to common stockholders for the nine months ended December 31, 2000 is $4,145,979. Included in the loss available to common stockholders for the nine months ended December 31, 2000 are accrued dividends on the Series A and C stock of $529 and $67,667, respectively, $582,905 which represents accretion on the discount on the Series C stock and $335,792 relating to the Series C stock beneficial conversion feature. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catch up adjusted to retained earnings of $300,000 which increased additional paid in capital and accumulated deficit and increased the loss per share for the quarter ended December 31, 2000. The Company also recorded a $400,000 redemption premium on the Series C stock.

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

Date: April 15, 2002	e.DIGITAL CORPORATION By: /s/ RAN FURMAN —————————————— Ran Furman, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)