Form 10-Q/A
period 2001-12-31
E DIGITAL CORP
filed 2002-04-16
CIK 886328

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

See notes to interim consolidated financial statements 3

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [Note 1 - Basis of presentation] [Expressed in US dollars]

	For the three months ended December 31		For the nine months ended December 31
	2001 $	2000 $	2001 $	2000 $

Revenues:
Products	455,379	44,383	1,282,554	1,144,548
Services	136,776	38,460	485,875	159,652

	592,155	82,843	1,768,429	1,304,200

Cost of revenues:
Products	810,739	60,396	1,472,922	1,002,832
Services	86,506	31,933	178,822	70,755

	897,245	92,329	1,651,744	1,073,587

Gross profit (loss)	(305,090)	(9,486)	116,685	230,613

Operating expenses:
Selling and administrative	868,433	705,288	1,907,253	1,460,290
Research and related expenditures	586,543	546,655	2,079,995	1,364,517

Total operating expenses	1,454,976	1,251,943	3,987,248	2,824,807

Operating loss	(1,760,066)	(1,261,429)	(3,870,562)	(2,594,194)

Other income (expense):
Interest income	6,660	68,155	54,964	135,908
Loss on disposal of property and equipment	—	—	(2,916)	—
Gain on sale of investment	—	—	30,124	—
Interest expense	(111,147)	—	(111,147)	—
Other	—	—	—	(800)

Other income (expense)	(104,487)	68,155	(28,975)	135,108

Loss and comprehensive loss for the period	(1,864,553)	(1,193,274)	(3,899,537)	(2,459,086)
Accrued dividends on the Series A and C Preferred stock	—	(68,196)	(26,332)	(68,196)

Loss available to common stockholders [note 2]	(1,864,553)	(2,880,167)	(3,925,869)	(4,145,979)

Loss per common share - basic and diluted [note 2]	(0.01)	(0.02)	(0.03)	(0.03)

Weighted average common shares outstanding	130,862,557	127,264,396	130,402,791	126,697,076

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