Form 10-K
period 2002-03-31
E DIGITAL CORP
filed 2002-06-28
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

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
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

State issuer’s revenues for its most recent fiscal year. $2,417,034

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on June 7, 2002 was approximately $55,803,358 based on the average of the closing bid and ask price of $0.41 as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 7, 2002 there were 137,472,751 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Overview
     e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name. We develop, brand, market, and sell consumer electronics products, focusing on digital music players, digital voice recorders, related items and accessories such as removable digital storage media, carrying cases, and rechargeable batteries. Our consumer electronics products are sold to consumers through retailers with traditional and online outlets, and through an e.Digital storefront on the Internet. Our distribution system, through a third party logistics and fulfillment provider, allows for processing of sales of individual units directly to consumers and processing of large quantity orders to retailers or other distributors. We also provide support services for our consumer electronics products including technical support, warranty support and some repairs.

     We offer engineering services to leading electronics companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market our services and technologies to Original Equipment Manufacturers (“OEMs”) with a focus on developing digital music, voice, and video players/recorders using the latest in digital storage media (a device used to store data) and technology. OEMs are business customers that license or purchase our products or our technology to embed in their own products. We offer complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers’ preferred look and feel or branded and sold as they are, according to the customer’s wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) for private labeling by OEMs. We may sometimes integrate our OEMs’ unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

     We have relationships with ISO certified manufacturers with facilities in the United States, Malaysia, Taiwan, China, Singapore, and Korea. The ISO, or International Standards Organization, creates uniform, measurable quality standards used around the world. They measure, judge, and certify companies based upon compliance with stringent standards applicable to their industry. We have expertise in developing, performing and overseeing manufacturing processes. We apply our technology and expertise in providing manufacturing supervision, documentation and quality control services to products for our OEM customers and for our e.Digital branded products.

     Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product’s functionality and user interface), and software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products, fees from engineering services, fees or royalties from technology licensing, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

Company
     Our company, then known as Norris Communications, was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 changed its domicile to the Yukon Territory, Canada. On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware. On January 13, 1999, the stockholders approved a name change to e.Digital Corporation. Our principal executive offices and primary operating facilities are located at 13114 Evening Creek Drive South, San Diego, California 92128 and our telephone number is (858) 679-1504. Our Internet site is located at www.edig.com. Information contained in our Internet site is not part of this annual report.

Recent Developments
     In September 2001, we announced plans to brand and sell our own line of digital audio products for consumers. The first product in this program is a digital audio player named “MXP™100” which incorporates our MicroOS™ 2.0 and VoiceNav™ technologies into a handheld digital music and voice recorder/player. This product, which was launched on our website store on November 2, 2001, incorporates a proprietary personal computer (“PC”) software interface program designed and developed by us, called “MXP Music Explorer”, that allows users to download MP3 and Windows Media™ files from their PC’s hard drive to the portable player. The “MXP100” player uses either Microdrive™ storage media from IBM or CompactFlash™ storage media from SanDisk. The second product in our e.Digital branding program is the TREÓ 10 portable large-capacity digital jukebox. This product incorporates a 10-gigabyte (GB) capacity embedded 2.5-inch hard disk drive and, using our proprietary MXP Music Explorer PC software interface, allows users to download MP3 and Windows Media files from their PC’s hard drive to the portable player. This product was launched on our website store on December 4, 2001. In December, 2001 we also introduced and began selling through our website store the MXP 100 “Sport” model, a version of the MXP 100 featuring a yellow, rubberized finish. This product has similar features to the MXP 100.

     Directly related to our consumer product sales plans, in September 2001, we signed a three-year agreement with APL Direct Logistics, a custom fulfillment partner, for product distribution, fulfillment, and support services. Under the multi-year agreement, APL Direct Logistics receives our product inventory in their distribution center in Hebron, Kentucky, and fulfills orders directly to consumers. These orders come from our secure online store, which has been established at http://www.edigital-store.com. Orders also may come from our partners, from other online sales sites, from other distributors, from resellers, or from retail stores. This agreement includes provisions for APL Direct Logistics or a subcontractor to provide call center support to answer consumer questions about our “e.Digital” branded products and non-branded products marketed by us and to take orders by phone when necessary. The agreement requires certain minimum payments to APL Direct Logistics and is for a term of three years, terminating September 30, 2004.

     In January 2002, we announced the formation of our Consumer Electronics Group, to develop retail markets, retail and e-tail distribution, and product bundling opportunities with various partners for our e.Digital branded consumer electronics products. This business unit has been instrumental in having e.Digital branded products placed in CompUSA, a national computer and consumer electronics retailer and e-tailer with over 220 stores, and in The Good Guys, Inc. (“Good Guys”), a regional consumer electronics retailer and e-tailer with approximately 72 stores on the West Coast. For the year ended March 31, 2002, we shipped approximately $188,000 and $185,000 of products to CompUSA and Good Guys, respectively. In May 2002, we began using a network of independent sales representatives to market e.Digital consumer electronics products. Per agreements with the representatives, they will be paid exclusively through commissions as a percentage of their sales of our products.

     In May 2002, we signed a strategic development agreement with Digitalway Co., Ltd., (“Digitalway”) of Korea. Under the agreement, the two companies will co-develop and market advanced digital audio players for the consumer market. The products will be branded by e.Digital and marketed in the United States and Canada. The products will be branded by Digitalway and marketed in Asia and other territories. The new products developed under the agreement will be also branded by e.Digital and marketed in Europe. On May 30, 2002, we announced the first products resulting from this agreement, the Odyssey 100, Odyssey 200, and Odyssey 300. We anticipate that the first of these products will be available for sale in July 2002. All of these portable MP3 player products use embedded Flash-memory technology with a SmartMedia card expansion slot for optional storage media upgrades. The Odyssey 100 is an extremely compact MP3 player with very efficient power management, providing up to 30 hours of playback time on a single AA Alkaline battery. The Odyssey 200 incorporates an FM tuner and a digital voice recorder. The Odyssey 300 features direct MP3 encoding, allowing users to plug in their personal CD player and encode MP3 files directly to the Odyssey 300 without the use of a computer. It also incorporates a digital voice recorder, FM tuner, and FM recorder. The Odyssey products include software to interface with PC and Mac platforms to organize and upload/download files.

     In September 2001, we signed a strategic alliance agreement with DataPlay, Inc. (“DataPlay”) of Boulder, Colorado. The agreement specifies that we will provide engineering and technology development to DataPlay, specifically to incorporate DataPlay’s removable digital media and micro-optical engine into a variety of portable products. The agreement also states that DataPlay will refer OEM customers to us for product design, technology integration, and application development around DataPlay’s technology. This agreement includes provisions for non-recurring engineering (“NRE”) fees to be paid by DataPlay to us for design services and specifies that we will collect royalties from OEM customers on certain DataPlay-enabled products. To date we have received $335,000 in payments under this agreement with respect to NRE fees only.

     In September 2001, we signed a royalty-bearing licensing agreement with Hong Kong manufacturer Musical Electronics, Ltd. (“Musical”). Under the agreement, Musical licensed technology from us for use in Musical’s OEM products. The agreement calls for Musical to pay us licensing fees as well as per-unit royalties. On December 3, 2001, Musical announced that its first product, the Classic XP3, created under their licensing agreement with e.Digital, will be sold through Circuit City, a national consumer electronics retailer. To date, we have received $6,560 of licensing revenues under this agreement and have received $50,000 with respect to NRE fees, of which $43,333 has been deferred at March 31, 2002.

     In January 2002, we announced that we collaborated with Evolution Technologies and DataPlay on the development and design of the MTV DataPlay-enabled music player, which was introduced at the 2002 International Consumer Electronics Show in Las Vegas. The next-generation portable device, with DataPlay removable storage media, functions as a music player, a recorder, an external storage drive, and an optical media burner. Consumers can encode compressed music files, download content, store and transport files, and playback user-recorded files and/or pre-recorded content. Under our agreements with DataPlay and Musical, we expect to collect royalties on the MTV DataPlay-enabled music player when production units begin shipping. To date, shipments of the MTV device have not begun and we have not received any royalties from this collaboration.

     In October 2001, we announced a technology relationship with Actel Corp. (“Actel”) that will allow e.Digital’s proprietary design to be produced within Actel’s ASIC-like (application-specific integrated circuit-like) eX field-programmable gate array (eX FPGA) devices (reprogrammable computer chips). e.Digital’s new solution is designed to increase reliability and reduce the board space required for implementation of advanced digital voice and music recorder/player functionality in small portable devices, such as portable Internet music players and personal digital jukeboxes. Actel’s eX FPGA architecture helps make our intellectual property more secure and more cost effective. This jointly-provided silicon solution can help OEMs significantly reduce their time to market by licensing a complete, full-featured logic system that can be incorporated by their internal development teams.

     In March 2002, we announced that we had entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten (“Eclipse”), a car stereo company. Under the agreement, e.Digital will receive NRE fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. Specifically, the agreement states that e.Digital will provide Eclipse with engineering services to integrate file management and compressed audio management technology designed by e.Digital into an advanced automotive audio system. Eclipse refers to their automotive audio system as an “infotainment” platform because it includes not only a radio and CD Player, but also may (i) connect wirelessly to the Internet to download music or other data, (ii) store, organize, retrieve, and play back data, including digital audio files, from a hard disk drive, (iii) connect wirelessly to a user’s home personal computer while parked in the driveway for purposes of downloading and/or uploading music or other information, (iv) record radio signals to a built-in hard disk drive as they are received and (v) recognize the driver’s voice commands to perform a variety of operations. Prior to entering into the Development and Manufacturing Agreement, we had collaborated with Eclipse for several months to develop and deliver state-of-the-art automotive OEM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas January 8 – 11. Since March 31, 2002 we have received $15,000 under this agreement with respect to NRE fees only.

     In April 2002, we announced a strategic collaboration with DivXNetwork, Inc. (“DivX Networks”) of San Diego, California. DivX Networks created and markets a motion picture compression format (the DivX™ codec, a leading standard for MPEG-4 video distribution) that is used for storing, playing back, and streaming motion pictures over the Internet. Over 50 million users worldwide have downloaded the DivX codec and the format is frequently used for distribution of news, information, and entertainment by corporations and video producers including major motion picture companies. Under the agreement we are working with DivX to jointly develop and market a range of consumer electronics devices that play back DivX video. To date, we have received no revenues from this collaboration.

     In July 2001, we signed a royalty-bearing licensing agreement with Bang & Olufsen Multimedia A/S (“Bang & Olufsen”), a premier European electronics, telephony and audio/video manufacturer. Under this licensing agreement, we customized and provided Bang & Olufsen a MicroOS™ based custom product platform for use in their branded music product line. To date, we have received $75,000 under this agreement with respect to NRE fees only, of which $65,322 has been deferred as of March 31, 2002. The first product developed under our licensing agreement (the BeoSound 2 digital audio player) is scheduled to become available to consumers in the United States and Canada in June 2002, and in European markets in the following weeks. Bang & Olufsen sells their branded products through exclusive retail stores worldwide. We expect to receive royalty payments on Bang & Olufsen products incorporating our technology, but have received no royalties to date.

     We designed, developed and produced a digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier Healthcare, LLC (“Lanier”). These products represent the Cquence Mobile portion of Lanier’s Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features. The Lanier agreement provided that we would supply and deliver product to them through December 2001. In May 1999, we commenced production, through a subcontract manufacturer, and in June 1999 commenced initial limited customer deliveries pursuant to purchase orders. The supply agreement provided for rolling six-month requirement forecasts and three-month advance orders. During the year ended March 31, 2002, we delivered $856,000 of products to Lanier, compared to $1,494,747 for the year ended March 31, 2001. In October 2001, we satisfied our contractual commitment to deliver of product to Lanier and, to date, have received no additional purchase orders. Our agreement with Lanier has not been renewed and we expect no additional sales.

     We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $5.9 million, $3.9 million and $2.6 million in fiscal year 2002, 2001 and 2000, respectively. At March 31, 2002, we had a working capital deficit of $2.5 million. Our current level of monthly cash operating costs is approximately $500,000. However, we may increase expenditure levels in future periods to support the launch of “e.Digital” branded products and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

     Since March 31, 2001, we have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current results of operations and liquidity. Our operating plans, including our plans to brand and sell our own line of digital audio products, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

     Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) branding and selling our own line of digital audio products for consumers; (b) expanding sales and marketing to OEM customers and markets; (c) controlling overhead and expenses; and (d) raising, if necessary, additional capital and/or obtaining third party financing.

     On September 28, 2001, we issued 12% Secured Promissory Notes (“SP Notes”) for gross cash proceeds of $1,000,000 to certain accredited investors. The SP Notes mature December 31, 2002 and are secured by our accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date. In connection with the sale of the SP Notes, the company issued warrants to purchase 750,000 shares of common stock at a purchase price of $0.75 per common share expiring September 20, 2006. The proceeds raised have been allocated to the SP Notes and warrants based on their relative fair values.

     On January 18, 2002, we issued a 5% Secured Promissory Note (“5% SP Note”) for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and is secured by all assets of our company including, without limitation, our intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000, (ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000.

     On February 6, 2002, we filed a “shelf” registration statement on Form S-3, No. 333-82272 (the “Registration Statement”) to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on April 29, 2002. On April 30, 2002, we sold 2,830,189 shares of common stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, we sold 2,105,264 shares of common stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses.

Industry Background

We design and market products employing portable storage media with the major categories being digital voice recorders, digital music players, digital video players, and related mobile devices. We have recently begun developing automotive stereo products and components using our technology.

Portable Storage Market

There are two major categories of portable storage media: solid state and miniature rotating disks including hard disk drives. We have designed our technology to work with a wide variety of portable storage media. Our product applications support a variety of storage media including SanDisk’s multimedia card format and Secure Digital memory card format (created by SanDisk, Toshiba, and Matsushita-known in the United States as Panasonic), the IBM Microdrive format, Intel’s Miniature Card, CompactFlash, DataPlay’s optical media and others, thereby offering customers design flexibility and choices among portable storage memory. Capacities range from 16 Megabytes (“MB”) to 80 Gigabytes (“GB”) in portable storage formats available from various vendors. Intel, SanDisk, IBM, Toshiba, EMC, Hitachi, and other large manufacturers are aggressively promoting high volume use of portable storage media in a variety of new product concepts.

We believe these portable storage formats are complicated to use and generally require a sophisticated interface and file system. A file system is a software driver used to make portable memory components more closely emulate a traditional disk drive and allow an understood mechanism for rapidly storing and retrieving data with the minimal overhead allowed in a portable device. Portable storage formats may also require the use of sophisticated power management systems to maximize battery life in portable devices, and additionally may require robust software interfaces with personal computing platforms for consumers’ ease of use in exchanging data files (consisting of music, pictures, movies, voice recordings, text documents, spreadsheets, or other data) with their personal computers.

Portable storage media are sometimes referred to as “memory cards.” According to Cahners In-Stat Group, more than 36 million memory cards were shipped for total revenue of over $1.6 billion in 2000. The high-tech market research firm forecasts that, despite a roughly 30% annual reduction in price-per-megabyte among most segments of the market, the memory card market will reach $2.6 billion in 2005. These revenues and projections indicate a growing worldwide market for portable storage media.

Digital Music Players

Digital audio compression technologies allow the transmission of compact disc quality audio over the Internet. Several compression formats are currently used, including MP3 (an open digitally encoded audio standard arising from the Moving Picture Experts Group), Dolby Laboratories’AAC, Microsoft’s Windows Media Audio (“WMA”), Sony’s ATRAC3, QDesign’s QDX and Lucent’s Enhanced Perceptual Audio Coder (“ePAC”). These compression formats also allow consumers to encode (sometimes referred to as “ripping”) music files from purchased, prerecorded music CDs. They may also acquire these compressed music files from Internet sites providing various music downloads for free or for a fee. These files may be stored on a computer hard drive or downloaded to a portable digital music player via a USB cable or other type of cable interface.

Some compression technologies, including the widespread MP3 format, lack copyright protection. Downloading music from the Internet has become popular, and music content copyright owners, including the major record companies, have raised concerns about unauthorized copying or “pirating” of copyrighted sound recording. More than 50 million people worldwide used Napster, an MP3-trading peer-to-peer network, at its peak, and Redshift Research reported that Kazaa had an average of 1.4 million users logged on to the system during April 2002. Similar services, like Gnutella, reported that it had roughly 280,000 users online at any given time in May 2002. A combination of watermarking and digital rights management (“DRM”) software can be used on Internet download sites and in portable digital music players to minimize pirating of copyrighted music content. We are working to support DRM in our portable music players.

Portable digital music players are becoming popular consumer electronics products. Consumer electronics retailers who sell personal computers or stereo equipment typically also sell digital music players (commonly referred to as “MP3 players” for the popularity of the MP3 compression format). We believe that the popularity of inexpensive or free music compression programs such as RealOne, musicmatch Jukebox, Windows Media, and WinAmp — as well as online music subscription services being planned and offered by global record companies — will drive demand for portable digital music players by making it easier for consumers to create and collect digital audio files. The Consumer Electronics Association estimates that over 724,000 MP3 players were sold in the United States in 2001, and estimates that the market will approximately double by 2004.

Automotive Audio Market

Automotive audio (“autosound”) products can be installed at the factory/dealer level, or in various retail outlets after the purchaser leaves the dealership (known as “aftermarket”purchases). According to the Consumer Electronics Association, domestic factory-installed autosound sales in 2001 were worth approximately $2.9 billion at the factory (wholesale) level. Aftermarket autosound equipment sales for 2001 were worth approximately $2.1 billion, also at the factory level.

Trends in automotive stereo products include the development of an industry known as automotive “telematics.” Automotive telematics is the wireless exchange or delivery of communication, information, and other content between the auto and/or occupants and external sources. Telematics systems may integrate sophisticated entertainment, information, communication, navigation, and other systems with an onboard computer or other control system to enhance driver and passenger safety and/or comfort. Automotive telematics is an emerging industry expected to be worth over $1.1 billion in 2002. The Strategis Group, a research firm, predicts that 84 percent of new cars sold in 2004 will feature some form of telematics equipment, and Forrester Research estimates that telematics will become a $20 billion industry worldwide by 2006.

Working with Lucent Technologies, we developed a user-independent speech recognition interface, known as VoiceNav, for our MXP 100 portable digital audio player. Based on Lucent’s robust speech recognition technology, VoiceNav marks the first time a speech recognition system has been incorporated into a handheld device that is not connected to a network for its processing power. VoiceNav has a 100,000-word English language vocabulary and can recognize names and sounds not in the dictionary, without training. VoiceNav has application in portable devices, and it can be incorporated into automotive stereo or telematics systems. We believe VoiceNav will be important to automotive stereo manufacturers and car manufacturers as it allows advanced stereo or telematics systems to be operated by the driver using only voice commands or phrases. We believe this will make these sophisticated automotive systems easier and safer to use. We are working to incorporate VoiceNav into automotive system designs so that the driver will not have to take his/her hands off the wheel to operate the stereo or other systems.

We developed a portable digital audio player around an embedded 10 GB hard disk drive from IBM. The TREO 10, as this product is known, is capable of storing and playing back MP3 and WMA. Using the included software and USB cable, computer users are able to upload and download music files and can also use the unit to store, back up, and transport data files of all kinds. Automotive stereo or telematics units may store map or navigation information, music, news, or other content for the driver to access as needed. With Eclipse by Fujitsu Ten, we are working to develop automotive stereo and telematics products incorporating a hard disk drive. We are also working with them to make the hard disk drive portable and removable in automotive applications.

Digital Video Players

Digital video players including DVD (digital video disc) players are increasing in popularity with consumers. The Consumer Electronics Association (CEA) estimates U.S. factory sales of component DVD players at over $2 billion for 2001, with estimated growth of approximately 17% expected in 2002. Personal video recorders incorporating hard disk drives are a new segment the CEA began tracking in 1999, and they expect approximately $40 million in factory sales for 2002. Cahner’s In-Stat predicts the worldwide retail sales for personal video recorders will top $3 billion in 2003.

Video compression formats such as MPEG-4 and DivX allow the compression and transmission of digital video files over the Internet. They also allow consumers to download and store on their personal computer’s hard drive full-length, two-hour, motion picture files in as little as 500 MB of storage space. These movies can then be viewed by consumers on a personal computer monitor.

There is also a developing market for streaming delivery of video content on the Internet. Corporations or video production companies may use streaming video to deliver information and entertainment to users. DivXNetworks, Inc., the creator and provider of the DivX video compression format, reports that over 50 million users have downloaded their video playback software. This illustrates the demand for high-quality video in manageable file sizes. The users of DivX compression format have been limited to viewing DivX motion picture content on their computer monitors. We are working with DivXNetworks to incorporate our digital file management system and DRM technology with their DivX compression format into a portable hardware product that will store video files on a built-in hard disk drive with a minimum of 10 GB (Gigabytes) of storage capacity. We believe there will be growing demand for a system including portable hardware that will allow consumers to select and download movies over the Internet in digital form, then download them to a portable player capable of feeding the video and audio signals through a home entertainment system or built-in viewing screen and speakers.

Other Consumer Electronic Products

The consumer electronics market is undergoing a major technology convergence in ever-smaller products, which combine multiple functions. Cellular phones are incorporating PC features, even World Wide Web access, and pagers are combining with cellular phones and voice-mail systems. Consumer electronic manufacturers are integrating functions and devices at an extremely fast pace, and technology consumers are eager to take advantage of “convergence”products. We believe these trends will affect all types of portable and mobile products and technologies.

The Internet is impacting business and technology in unparalleled ways. Music, data, audio, and video can be downloaded through the Internet to the personal computer creating a market for portable devices that can interface digitally. Portable storage media prices are dropping an estimated 30% per megabyte per year according to Cahners In-Stat Group, improving the outlook for portable devices that employ such media. These moves, along with lower voltage storage media and improved battery technology, are expected to expand the market for portable and mobile devices.

The fast-paced electronics industry presents challenges for developers of electronic products, where time to market, cost, performance, quality, reliability, size and the need for product diversity become important focal points in a volatile industry. Applications for our technology include portable digital music players and voice recorders, PC peripherals, cellular phone peripherals, e-books, video games, digital cameras, set-top boxes, home and automotive audio units, and digital video recorders. We are focusing research and development activities toward these product markets.

Our Strategy

We are currently focusing development, sales, marketing, and support efforts chiefly on digital products including digital music players for the general consumer audience. Our objective is to have our operating systems and application designs play major roles in the growing market for portable digital devices. Our objective for our e.Digital branded consumer electronics products is to develop and rapidly grow sales and cultivate a reputation for providing top-quality products at medium prices.

We have experience in adapting our file management systems to leverage the strengths of various digital signal processor (“DSPs”) and Advanced Reduced Instruction Set (“RISC”) Microprocessor (“ARM”)-based processors. We are also experienced in adapting compression algorithms to DSPs. We have experience integrating embedded and removable storage media. This experience and our abilities position us to provide hardware and software solutions to developers of portable digital devices.

Our strategy in the Internet music field is to develop and brand flexible, full-featured portable Internet music player designs for consumers, OEM customers, and other licensees. To accommodate several different compression algorithms in a single device, we developed MicroCAM, or MicroOS™-based Compressed Audio Manager. We have also worked with PC-based media management (so called “jukebox”) suppliers to create effective digital interfaces between our portable MicroOS-based devices and their media management programs. Our designs are capable of playing music files encoded in a number of different music compression formats, and can support a number of different DRM’s. The exterior appearance, button layout, and feature set in these designs are customizable according to OEM customers’ needs. We believe our flexibility is important as the Internet music industry faces choices of competing music compression formats, DRM’s, and storage media.

Our consumer electronics business strategy is to provide consumers a range of high quality, full-featured digital entertainment products at mid-range prices. Products will be developed by e.Digital, or co-developed by e.Digital with our partners. These consumer electronics products will be sold in major retail outlets throughout the United States and Europe utilizing fully commissioned sales representatives having existing and ongoing sales relationships with retail buyers. These products will be marketed throughout Asia by our OEM customers under their own labels.

Products designed primarily by e.Digital and marketed by our customers will be marketed under a license and/or royalty fee arrangement with fees paid to e.Digital. Utilizing strategic customers for product development and marketing will result in reduced development and manufacturing costs, provide high quality products and create a broader revenue base. These products are expected to be very cost competitive and provide gross margins at or above 20%. Our existing logistics infrastructure allows us to provide global fulfillment of our products on a scalable basis that will result in incrementally lower costs as volume increases. The use of fully commissioned sales representatives with existing sales relationships will allow us to closely control our sales costs as a fixed percentage of sales.

We offer a total solution from product design through development, manufacturing, delivery, and support. Our strategy is to build upon our proprietary technology to develop long-term strategic relationships with key manufacturers in various industries. We believe we have the expertise and experience to offer a turnkey solution to major OEMs seeking to implement portable digital sound processing. We actively seek licensing, private label, and OEM opportunities in the digital sound processing market. Our efforts include:

1. Expanding our business by developing custom products for OEM customers — We seek to expand our business through sales and marketing targeted at obtaining additional product development opportunities with existing customers and new OEM customers.

2. Developing brand name recognition with OEM customers — This strategy is being pursued through participation in industry alliances, trade show participation, professional articles and attaching our name along with OEM products to the extent possible.

3. Expanding the technology base through continued enhancements of our technologies and applications — We develop in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more OEMs. Our engineering team continues to enhance and update MicroOS™ software and related technology. MicroCAM is being completely assimilated as part of our MicroOS™ system. We also devote resources to expanding our technology to new applications. In addition to improved music and voice processing, we believe our technology may have applications in a wide range of products including voice pagers, answering machines, cellular phones and accessories, computers, computer peripherals, automobile stereos and for the storage of still images and motion pictures.

4. Leverage strategic and industry relationships — We have established important strategic or industry relationships with a number of industry participants including Lucent, IBM, SanDisk, Texas Instruments, Microsoft, Sony, DataPlay, Samsung, Musicmatch, Digitalway, Toshiba and other music oriented companies. We seek to leverage these relationships to achieve the strategies outlined above by expanding our business and solidifying our position as a technology leader in the field of voice, music and data processing.

Strategic and Industry Relationships

In addition to the customer relationships which are described in more detail elsewhere herein, we have established strategic and industry relationships that enhance and support our business. Through various association memberships and other industry-specific gatherings, we plan to continue to develop and build strategic relationships with key third parties. We believe our strategic relationships in these fields expand our opportunities to develop and market advanced digital recorders and related electronic devices.

Actel Corp. — Actel Corp. produces an ASIC-like (application-specific integrated circuit-like) eX field-programmable gate array (eX FPGA) devices (reprogrammable computer chips) containing our proprietary design code. Actel’s eX FPGA architecture helps make our intellectual property more secure and more cost effective. This jointly-provided silicon solution can help OEMs significantly reduce their time to market by licensing a complete, full-featured logic system that can be incorporated by their internal development teams.

APL Direct Logistics — We selected APL Direct Logistics (“APL”) as our third party logistics and fulfillment provider.  APL receives and warehouses our consumer electronics products. They process and ship orders directly to our online store customers, as well as orders to retailers and/or other distributors. APL also provides, through a subcontractor, telephone call center and technical support for the consumer electronics products we sell through online and traditional retailers.

DataPlay Inc. — We have developed and are developing portable digital products incorporating DataPlay’s quarter-sized 500 MB removable digital media and micro-optical engine. DataPlay’s universal digital recording media is designed to record and permanently store digital content whether downloaded, pre-recorded by content providers or consumer-created. We have designed DataPlay’s micro-optical engine and digital rights management technology into custom reference designs for digital audio players being licensed and marketed to OEM customers.

Digitalway Co., Ltd. — In May 2002, we announced a strategic agreement with Digitalway of Korea. Digitalway is a leader in bringing innovative digital audio and multimedia devices to the consumer market. Founded by a pioneer in the MP3 industry, Digitalway is dedicated to providing leading-edge products to OEM’s, distributors and end users. Digitalway started MP3 player development in July 1998 and grew to become the No.1 digital audio player manufacturer in the world. We are working with Digitalway to develop and brand digital audio players for the consumer market. The Odyssey digital audio players are the first products to result from this strategic agreement. They are expected to reach the consumer market in July 2002.

DivXNetworks, Inc. — In April 2002, we announced a strategic agreement with DivXNetworks to jointly develop and market a range of consumer electronics devices that play back DivX™ video. DivXNetworks is a leading technology company that created the DivX™ codec, a leading standard for MPEG-4 video distribution with over 50 million users worldwide, and the DivX Open Video System™, a next-generation content delivery system that provides unsurpassed aggregation, promotion, and distribution of video content for mass markets. The first consumer products from this development agreement are expected to reach the market by the end of calendar 2002.

Eclipse by Fujitsu Ten — In March 2002, we announced a development and manufacturing agreement with Eclipse by Fujitsu Ten centering around automotive stereo and telematics applications for our technology. Eclipse has been an acclaimed leader in mobile entertainment for over 10 years. They provide aftermarket autosound products and installation, and also maintain OEM relationships with automotive manufacturers, providing automotive stereo and information equipment to the automotive industry.

IBM Corporation — We have incorporated IBM’s Microdrive removable media cartridge into our MXP 100 digital audio player product line, and embedded their Travelstar hard disk drive in our TREO portable digital jukebox product line. We also resell IBM Microdrives through our online store and through other retailers. We are working with IBM to incorporate their Electronic Music Management System (“EMMS”), for use in our Internet music player designs. The EMMS solution provides for secure distribution and piracy protection for downloadable music content. Along with IBM, we and five other leaders in speech recognition and mobile technologies form the Voice Technology Initiative for Mobile Enterprise Solutions (“VoiceTIMES”).

Microsoft Corporation — We have incorporated playback support for Microsoft’s WMA format into our MXP 100 digital audio player and TREO portable digital jukebox products. We are working to incorporate the format into various new or next-generation portable music player designs. The WMAformat combines high audio quality with a DRM system for content protection. This technology also enables our customers to Play Windows Media-formatted files and access a portable player via a PC using Windows Media Player 7.1, a desktop-based media management program included in the Windows operating system.

MusicMatch Inc. — We include a basic version of Musicmatch Jukebox software on the installation CD with our MXP 100, TREO 10, and Odyssey line of digital audio players. We are working with Musicmatch to exploit marketing opportunities and keep our end users up to date on changes in Musicmatch Jukebox software.

QDesign Corporation — We support QDesign Music playback in our MP2000 portable Internet music player design. QDesign’s Music technology is an audio compression solution for QuickTime 4, Apple Computer’s cross-platform architecture for digital media creation and delivery, and allows for music playback on a Mac or Windows machine. This compression solution is known as QDX.

SanDisk Corporation — We worked with SanDisk to incorporate CompactFlash into voice recorder and music player designs, and currently sell SanDisk CompactFlash as one option with our MXP 100 digital audio players in our online store. We have also worked to incorporate SanDisk’s Secure Digital Card, or SD Card, into our product designs. SanDisk specializes in designing, manufacturing and marketing Flash memory data storage products.

Sony Corporation — We have licensed Sony’s ATRAC3 proprietary audio compression format for inclusion in our portable Internet music player designs. No licensing fees are due under this agreement.

Texas Instruments Incorporated — Our current music player designs use a new class of digital signal processor manufactured by Texas Instruments. We served as the DSP engineering specialist to port (configure software to operate on a new processor) Lucent’s ePAC software to a new class of Texas Instruments DSPs. Texas Instruments is a global semiconductor company and a leading designer and supplier of DSP solutions. Texas Instruments’ DSPs are included in e.Digital-branded products as well as those of some of our OEM customers and licensees that are based on e.Digital technology. We continue working together on business opportunities where Texas Instruments DSP’s and our technology can be combined.

Industry Associations — We maintain membership and participation in the Consumer Electronics Association, VoiceTIMES Initiative, and the Secure Digital Card Association (“SD”).

Customers

We have revenue-producing contracts or revenue-producing licensing and marketing arrangements with the following customers:

Bang & Olufsen — We have licensed technology to Bang & Olufsen for use in their branded digital audio player products. The first product developed under our licensing agreement (the BeoSound 2 portable MP3 player) is scheduled to reach the retail market in the United States and Canada in June 2002, and in European markets soon thereafter. Bang & Olufsen sells their branded products through exclusive retail stores.

CompUSA — CompUSA is a reseller of our e.Digital-branded consumer electronics products. CompUSA has over 220 consumer electronics stores throughout the United States.

EASTECH — In January 2001, we signed a licensing agreement with East Asia Technology Limited (“EASTECH”), a designer and manufacturer of audio, video and Internet appliances for the OEM consumer electronics market. Under this royalty-bearing agreement, EASTECH will use our portable jukebox design and customer engineering services to produce private-labeled Internet audio jukeboxes to the consumer market. EASTECH announced in 2001 that they have signed contracts to provide digital music players to major consumer electronics companies. We expect that EASTECH will incorporate our technology platforms in some of the contracted music players and that we will earn royalties on these products when production quantities are shipped.

Good Guys, Inc. — Good Guys is a regional consumer electronics retailer with 72 stores on the West Coast. Good Guys is a reseller of our e.Digital-branded consumer electronics products.

Lanier Healthcare, LLC. — We designed, developed and produced a digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier Healthcare, LLC (the “Lanier Agreement”). These products represent the Cquence Mobile portion of Lanier’s Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features.

During the year ended March 31, 2002, we delivered $856,000 of products to Lanier, compared to $1,494,747 for the year ended March 31, 2001. In October 2001, we satisfied our contractual commitment to deliver product to Lanier and, to date, have received no additional purchase orders. Our agreement with Lanier has not been renewed and we expect no additional sales.

Remote Solution — In August 2000, we signed an agreement with Remote Solution, the U.S. marketing and sales organization for HanGo Electronics, Co., Ltd., Korea. Under the agreement, we developed a MicroOS-based Internet music player design for a high-capacity multi-codec, portable digital jukebox product. Remote Solution never launched the product to the consumer market, and in August 2001 we officially ended the agreement with Remote Solution, taking the TREO 10 portable digital jukebox, as it became known, to the consumer market under our the e.Digital brand name in December 2001. We maintain the option to develop new products with Remote Solution but as of June 5, 2002, we have no current projects underway with them.

Maycom Co., Ltd. — We have licensed our portable Internet music player design to Maycom Co. Ltd. for use in its products. Maycom is incorporating our reference design into their MP2000 music player, sold through Maycom’s distribution network in Asia and Europe, and sold through the e.Digital online store in the United States. We receive revenues from each unit of the product sold through our online store, and receive royalties from Maycom on products based on e.Digital technology that are sold through Maycom’s distribution networks elsewhere. To date, we have not received any royalties from Maycom for this product.

Samsung Electronics, America — In November 2000, we began work to develop a DataPlay-enabled data storage device for Samsung Electronics, America. We are receiving fees for non-recurring engineering design services and expect to receive unit royalties when we begin shipping the product.

Samsung Electronics Co. Ltd. — In November 2000, we began work to develop a DataPlay-enabled multi-codec music player/recorder for Samsung Electronics Co., Ltd. We are receiving fees for non-recurring engineering design services and expect to receive unit royalties when we begin shipping the product.

Other Customers

We are working with a number of OEM customers on new products for their consumer electronics lines and have not finalized agreements with all of these customers. Some of our customers will not announce details of their products or marketing plans until they begin shipping to consumer markets.

Products, Services, Licensing, and Technology

Our consumer electronics products are primarily digital audio players and related devices. Our technology and services are focused on providing digital solutions for the portable device marketplace.

Consumer Electronics Products

We have created a line of e.Digital-branded consumer electronics products for sale to consumers. The MXP 100 with removable storage media incorporates our MicroOS™file format system, a software program called Music Explorer for interfacing with the PC, voice recording capability, and VoiceNav, a speech recognition user interface that recognizes the names of artists, folders, and/or tracks with no voice recognition training necessary. Our TREO 10 portable digital jukebox holds over 3,000 songs in MP3 or WMA formats, and also serves as a backup and storage device for all types of data files. We have also served as a reseller for consumer electronics products and accessories from certain partners, including Maycom’s inexpensive line of digital music and voice recorder/players, IBM’s Microdrive removable storage media, and SanDisk’s CompactFlash cards.

We have also announced the Odyssey line of digital audio players, developed under our agreement with Digitalway. All of the Odyssey portable MP3 player products use Flash-memory with a SmartMedia card expansion slot for optional storage media upgrades. The Odyssey 100 is an extremely compact MP3 player with very efficient power management, providing up to 30 hours of playback time on a single AA Alkaline battery. The Odyssey 200 incorporates an FM tuner and a digital voice recorder. The Odyssey 300 features direct MP3 encoding, allowing users to plug in their personal CD player and encode MP3 files directly to the Odyssey 300 without the use of a computer. It also incorporates a digital voice recorder, FM tuner, and FM recorder. The Odyssey products include software to interface with PC and Mac platforms to organize and upload/download files.

A variety of additional consumer electronics products including next-generation products for some of our existing lines are in development for branding and sale to consumers.

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

Manufacturing Management Services

We have relationships with manufacturers with facilities in the United States, Malaysia, Taiwan, China, Singapore, and Korea. These manufacturers either have performed or are qualified to perform manufacturing, assembly, and related services for our OEM customers, licensees, and/or e.Digital branded consumer electronics products. We have expertise in developing, performing and overseeing manufacturing processes. We offer technology transfer, manufacturing supervision, documentation, and quality control services to our OEM customers.

Licensing

We license technology platforms and reference designs to OEM customers. A technology platform can be only software or a combination of software, firmware, and hardware. OEM customers use technology platforms as components in new products. A reference design is a more fully developed product including completed industrial design and user interface features. A reference design may be private labeled, as is, by licensees or it may be customized further according to their needs. We also assist OEM customers in obtaining third-party licenses such as music and voice compression algorithms and Digital Rights Management systems that may be necessary before a product can be marketed.

MicroOS™ Core Technology

Our MicroOS™ is a low-level real time operating system designed to transparently manage the difficulties of writing, reading, and editing data on Flash or related memory. It serves as system software to manage all operations in handheld devices using either removable or embedded Flash (or related media) for data storage. MicroOS™is compatible with virtually all types of portable storage memory as well as other standard Integrated Drive Electronics (“IDE”) drives. MicroOS™facilitates advanced functionality, ease of use, flexibility, and reliable performance in products and supports all types of data files including voice, text, images, video and/or music.

We believe our MicroOS™ technology is an efficient, portable storage memory file management system. The patented software architecture takes a unique approach to file management that is robust, high-speed and efficient. This approach is suited for the high-speed portable product market because it requires minimal micro-controller support while providing broad product functionality. This architecture offers OEMs the ability to reduce new product development time and time to market, as well as produce a product featuring a reduced chip count and correspondingly lower cost and power requirements.

MicroCAM Technology (MicroOS™-based Compressed Audio Manager)

We have employed MicroOS™in portable digital recorders and extended the technology for implementation into various product concepts. One extension is our MicroCAM technology, which can support multiple compression formats such as MP3, AAC, ATRAC3, WMA, ePAC, and others in a single device. MicroCAM allows for high-bandwidth speech and music playback from a CompactFlash cartridge, other removable or embedded Flash memory, or other Advanced Technology Attachment/IDE/Advanced Technology Attachment Packet Interconnect embedded or removable rotating drives such as Microdrive or DataPlay. MicroCAM is an integral part of our digital music player designs and is being incorporated as a standard feature set in future versions of MicroOS™.

Marketing and Sales

Consumer electronics marketing and sales are performed by a network of independent sales representatives managed by our Vice President of Consumer Electronics. Sales representatives are compensated through commissions based on their sales of our products. Consumer electronics products are sold through our online store at www.edigital-store.com, where individual consumers may place orders using a credit card and receive products shipped directly to them. Our consumer electronics products are also sold through traditional consumer electronics retailers such as Good Guys and CompUSA. Marketing funds are invested in co-op advertising and market development funds with our retail partners. Advertising for our products has primarily been in newspaper inserts, direct mail pieces, and targeted e-mail campaigns. Online banner advertising with certain partners is also used as a marketing strategy. Trade shows targeting consumer electronics buyers are a significant part of our marketing strategy. In the future, television, magazine, and other forms of mass media may be used to advertise our products.

OEM technology marketing and sales are performed internally, primarily by our Vice President of Sales and Marketing, Business Development Manager, Vice President of Research and Development, Chief Executive Officer, President, and various technical personnel who are heavily involved in the sales process. Targeted OEM customers include dictation equipment manufacturers, Internet music participants, digital camera developers, cellular phone manufacturers, semiconductor and DSP manufacturers, home audio manufacturers, video technology developers, automotive audio manufacturers, and developers of various portable devices.

Maycom, EASTECH, DataPlay, Musical Electronics, and Digitalway are licensees and marketing partners. Their areas of interest are in Internet music players and digital voice recorders. As turnkey manufacturing service providers, Maycom, EASTECH, Musical, DataPlay and Digitalway have access to a number of name-brand consumer electronics customers to whom they may market product designs that include our technology. With these licensees/marketing partners, we are marketing Internet music player designs and other product designs worldwide to OEM companies who license and/or label the designs for introduction to the retail market under their brand name(s).

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

Intellectual Property

We have five issued U.S. patents covering our MicroOS™file management software and certain technology related to portable digital devices. Our software is also protected by copyrights. We rely primarily on a combination of patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect our proprietary rights.

The patent position of any item for which we have filed a patent application is uncertain and may involve complex legal and factual issues. Although we are currently pursuing trademark applications with the U.S. Patent and Trademark Office and also have filed certain international patent applications corresponding to our U.S. patents or applications, we do not know whether any of these applications will result in the issuance of patents or trademarks, or, for any patents already issued or issued in the future, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that we would need to license or design around in order to practice our patented technologies, or that licenses that might be required would be available on reasonable terms. Further there can be no assurance that any unpatented manufacture, use, or sale of our technology or products will not infringe on patents or proprietary rights of others. We have made reasonable efforts in the design and development of our products not to infringe on other known patents.

We also rely on trade secret laws for protection of our intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can protect our rights to unpatented trade secrets.

We have also filed a number of trademark applications with the U.S. Patent and Trademark Office including MXP, Odyssey, MicroCAM, and Music Explorer. We have received notification of allowance from the United States Patent Office for use of e.Digital™, MicroOS™, Smart Solutions for a Digital World (Service Mark), Flashback®, Hold That Thought®, Fumble Free® and SoundClip® as registered trade names. We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in developing portable devices using Flash and other portable storage formats.

Research and Development Costs

For the years ended March 31, 2002, 2001 and 2000, we spent $2,327,283, $1,956,857 and $1,346,927, respectively, on research and development. We anticipate we will continue to devote substantial resources to research and development activities. During fiscal 2002, 2001 and 2000, $nil, $159,715 and $100,743, respectively, of research and development costs were borne by Lanier, a contract development customer and such related costs were included in cost of services. In fiscal 2002, 2001 and 2000, approximately $498,094, $173,550 and $82,579 of total research and development revenue was recognized from the company’s research and development contracts. The related costs were included in cost of services.

Competition

The competition is expected to be very strong in the field of portable digital music players. Diamond Multimedia Systems, Inc., now known as SONICblue’s Rio Division, introduced the Rio, the first commercially available MP3 portable player, in November 1998, and currently markets a line of several related consumer electronics products. Other manufacturers, including Creative Labs, Digital Research Technologies, Apple (Macintosh), Thompson Multimedia’s RCA division, iRiver, LG Electronics, Samsung, Sony, Sanyo, Toshiba, and others, have released or announced plans to sell portable digital music players, most using the MP3 format. Other manufacturers may announce products in the future.

The competition is also expected to be strong in the digital video player field. Many large manufacturers currently market various forms of component or handheld digital video players, including Panasonic, Sony, Samsung, Hitachi, RCA, Audiovox, Philips, Daewoo, General Electric, and Toshiba. Other manufacturers may announce products in the future. Although we are early adopters of the DivX video compression technology, there can be no assurance that other manufacturers will not create and introduce competing products also incorporating this video compression technology.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

Competition in the field of automotive stereo or telematics components can come from automotive manufacturers, such as Daimler Chrysler, Volvo, Nissan, BMW, or from electronics developers, such as Delphi Automotive Systems, SAIC, AT&T, Motorola, Pioneer, or others. Many of these manufacturers or designers have substantially more development and marketing resources.

We believe we have developed a leading comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd., Intel Corporation, FullPlay (formerly known as Interactive Objects Inc.), Digital5 Inc., PortalPlayer Inc., and Datalight Inc. In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, we offer a system attractive for more complex applications. Our technology will compete with other solutions; however, we will focus on markets requiring advanced features and a robust file management system. Although we were successful in competing against other systems in our selection by DataPlay, DivX Networks, Lanier, Maycom, Samsung, and EASTECH, there is no assurance we can continue to compete against other providers of digital recording solutions, many of whom have substantially greater resources.

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

Employees

As of June 6, 2002, we employed approximately forty full time and five part-time employees of whom six were in production and testing, twenty-four were in research, development and engineering, twelve were in sales, general and administrative and three were executive officers. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management of the company considers the relationship between the company and its employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTY

On July 11, 1997, we entered into a three-year joint lease agreement with American Technology Corporation, for property located at 13114 Evening Creek Drive South, San Diego, California. In September 2000, we amended the lease to become an independent lessee. We entered into a three-year sublease agreement expiring on July 31, 2003. We occupy approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments will increase to $16,606 beginning in August 1, 2002. Under the terms of the lease, we are required to pay our proportionate share of operating expenses that exceed expenses of the base year (2000).

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

	High	Low
Fiscal year ended March 31, 2001
First quarter	$10.3125	$5.0000
Second quarter	$ 7.0625	$2.8125
Third quarter	$ 4.9688	$1.3438
Fourth quarter	$ 4.0938	$1.1875
Fiscal year ended March 31, 2002
First quarter	$ 2.0700	$1.2500
Second quarter	$ 1.7000	$0.7300
Third quarter	$ 1.9800	$0.9500
Fourth quarter	$ 1.9100	$0.8600

At June 7, 2002 there were 137,472,751 shares of common stock outstanding and approximately 1,900 stockholders of record.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data
(In thousands, except per share data)

	Year Ended March 31,
Statement of Operations Data:	2002	2001	2000	1999	1998
Revenues	$ 2,417	$ 1,828	$ 490	$ 426	$ 1,080
Gross profit (loss)	(561)	123	28	(562)	(1,266)
Operating loss	(5,855)	(3,873)	(2,615)	(1,825)	(2,660)
Loss for the year	(5,793)	(3,646)	(2,609)	(2,595)	(2,563)
Loss attributable to common	(5,819)	(8,434)	(5,178)	(2,698)	(2,564)
stockholders
Basic earnings per common share(1)	($ 0.04)	($ 0.07)	($ 0.05)	($ 0.04)	($ 0.06)
Weighted average number of common and
common equivalent shares outstanding	130,783	127,503	114,640	66,492	47,420

(1) For information pertaining to the calculation of basic earnings (loss) per common share, see Note 2 to the Consolidated Financial Statements elsewhere in this report. 17

Selected Consolidated Financial Data (In thousands, except per share data)

	At March 31,
Balance Sheet Data:	2002	2001	2000	1999	1998
Total Current Assets	$ 2,213	$4,135	$3,655	$ 376	$ 476
Total Current Liabilities	4,757	1,689	1,285	1,755	1,387
Total Assets	2,744	4,495	3,807	461	629
Long-term debt, less
current maturities	0	0	0	98	590
Series A Redeemable
Preferred Stock	0	0	23	364	1,003
Series C Redeemable
Preferred Stock	0	796	0	0	0
Stockholders’ Equity/
(Deficit)	(2,014)	2,010	2,499	(1,756)	(2,351)

18

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and includes forward-looking statements with respect to the company’s future financial performance. Actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including those described elsewhere in this Annual Report and under the sub-heading, “Risk Factors — Important Factors Related to Forward-Looking Statements and Associated Risks.”

General

     e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name. We develop, brand, market, and sell consumer electronics products, focusing on digital music players, digital voice recorders, related items and accessories such as removable digital storage media, carrying cases, and rechargeable batteries. Our consumer electronics products are sold to consumers through retailers with traditional and online outlets, and through an e.Digital storefront on the Internet. Our distribution system, through a third party logistics and fulfillment provider allows for processing of sales of individual units directly to consumers and processing of large quantity orders to retailers or other distributors. We also provide support services for our consumer electronics products including technical support, warranty support and some repairs.

     We offer engineering services to leading electronics companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market our services and technologies to OEMs with a focus on developing digital music, voice, and video players/recorders using the latest in digital storage media (a device used to store data) and technology. OEMs are business customers that license or purchase our products or our technology to embed in their own products. We offer complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers’ preferred look and feel or branded and sold as they are, according to the customer’s wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) for private labeling by OEMs. We may sometimes integrate our OEMs’ unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

     We have relationships with ISO certified manufacturing facilities in the United States, Malaysia, Taiwan, China, Singapore, and Korea. The ISO, or International Standards Organization, creates uniform, measurable quality standards used around the world. They measure, judge, and certify companies based upon compliance with stringent standards applicable to their industry. We have expertise in developing, performing and overseeing manufacturing processes. We license technology and offer manufacturing supervision, documentation and quality control services to our OEM customers.

     Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product’s functionality and user interface), and software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products and fees from engineering services, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

     We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $5.9 million, $3.9 million and $2.6 million in fiscal year 2002, 2001 and 2000, respectively. At March 31, 2002, we had a working capital deficit of $2.5 million. Our current level of monthly cash operating costs is approximately $500,000. However, we may increase expenditure levels in future periods to support the launch of “e.Digital” branded products and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

     Since March 31, 2001, we have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current results of operations and liquidity. Our operating plans, including our plans to brand and sell our own line of digital audio products, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

     Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) branding and selling our own line of digital audio products to consumers; (b) expanding sales and marketing to OEM customers and markets; (c) controlling overhead and expenses; and (d) raising, if necessary, additional capital and/or financing.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventory valuation, intangible assets, financing operations, warranty obligations, estimated costs to complete research contracts and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize license revenue and product revenue upon shipment of a product to the customer, FOB destination or FOB shipping point depending on the specific contract term, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. With some of our consumer electronics retailers, we do not meet the criteria for revenue recognition upon shipment and therefore only recognize the revenue as the product is sold through our customer to the ultimate end-user. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element. Research and development contract revenue on long-term projects is recognized on the percentage of completion method if reasonable estimate of the costs and revenues can be determined for each of the milestones; otherwise, the revenues are recognized when the product or services have been delivered. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned. If the costs we incur on a contract are expected to exceed the anticipated revenue we will record the loss in the period in which the facts that give rise to the revision becomes known.

     We record estimated reductions to revenue for anticipated product returns, discounts offered to our customers and volume-based incentives. If market conditions were to decline, we may take actions to increase the discounts offered for future sales which will result in an incremental reduction of revenue at the time the discounts are offered.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligation is affected by the quality of the work of our contract manufacturers, product failure rates, material usage and costs incurred in correcting a product failure. Should actual product failure rates, or service costs differ from our estimates, revisions to the estimated warranty liability would be required.

     We record inventory at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. As our business model has shifted towards selling our own branded portable digital audio products, the risk of product obsolescence has increased. The realizable value of our inventory could deteriorate if we are unable to sell products out of our inventory due to a lack of demand for our products or due to technological changes in the industry.

Results of Operations
Year ended March 31, 2002 compared to Year ended March 31, 2001.

     For the year ended March 31, 2002, we reported total revenues of $2,417,034, a 32.2% increase from total revenues of $1,828,012 for the year ended March 31, 2001. Revenues for the year ended March 31, 2002 included product revenue of $1,852,933, an increase of 24.0% from total product revenues of $1,494,747 for the year ended March 31, 2001. The increase in product revenues in fiscal 2002 was due to the launch, during the 3rd and 4th quarter, of our branded portable digital audio players on our website and through major consumer electronics retailers, offset by lower product sales to Lanier. We shipped approximately $210,000 of products to CompUSA during our last days of the fiscal 2002 that is not included in product revenues for the year ended March 31, 2002 as CompUSA didn’t take possession of the shipment until early April, 2002. This revenue will be recognized as product revenues for the quarter ending June 30, 2002.

     Our development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Service revenues were $564,101 and $333,265 for fiscal years 2002 and 2001, respectively. The 69.3% increase in service revenue is primarily attributable to recognition of NRE fees associated with the fulfillment of our DataPlay agreement. The timing and amount of service revenues is dependent upon a limited number of projects. At March 31, 2002 we had $130,212 and $91,148 of deferred revenue and deferred contract charges, respectively, from NRE contracts, which will be recognized based on the terms and conditions of each agreement.

     For the year ended March 31, 2002, we reported a gross loss of $560,946 compared to a gross profit of $123,436 for the year ended March 31, 2001. For fiscal 2002, costs of sales consisted of $2,578,071 of product costs and $399,909 of contract services consisting mostly of research and development labor being funded in part by the DataPlay, Musical, Bang & Olufsen, Samsung and Eclipse development agreements. For fiscal 2001, costs of sales consisted of $1,380,041 of product costs and $324,535 of contract services consisting mostly of research and development labor being funded in part by the Maycom and Samsung development agreements. Gross profit as a percentage of revenue decreased from 6.8% to (23.1%), due primarily to start-up costs relating to the launch of our branded products. At the present time warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty, while the contract supply agreement on Lanier products provided a twelve-month manufacturing warranty.

     Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) were $5,294,510 and $3,996,323, for fiscal 2002 and 2001, respectively. Selling and administrative costs aggregated $2,967,227 and $2,039,466 in fiscal 2002 and 2001, respectively. The $927,761 of increase in selling and administrative costs resulted primarily from an increase in personnel and benefit costs of $462,860, an increase in of $78,354 in marketing and advertising costs, an increase of $268,386 for professional services, an increase in facility cost of $14,985, offset by a $46,727 decrease in travel and related costs and a decrease of $64,921 in public relations and stockholder costs.

     For the year ended March 31, 2002, research and related expenditures were $2,327,283 compared to $1,956,857 for the year ended March 31, 2001. An aggregate of $191,057 and $174,831 of development costs were incurred for contract development work during fiscal 2002 and 2001, respectively, and are included in cost of revenues. The $370,426 increase in research and related expenditures resulted primarily from additional personnel and benefit costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

     We reported an operating loss of $5,855,456 and $3,872,887 for the year ended March 31, 2002 and 2001, respectively. The increase in operating loss in fiscal 2002 compared to fiscal 2001 resulted primarily from a negative gross profit in fiscal 2002 and increased operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM developments with supply or royalty provisions, when combined with our own “e.Digital” branded products, will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the year ended March 31, 2002 are not necessarily reflective of operating results for future periods.

     We reported interest expense of $234,533 and $nil for the year ended March 31, 2002 and 2001, respectively. The interest expense in 2002 consisted primarily of interest expense on the SP Notes and the 5% SP Note and accretion of the discount in connection with the SP Notes.

     We reported other income of $242,310 and $50,990 for the year ended March 31, 2002 and 2001, respectively. Other income in 2002 included approximately a $213,000 write-off of accounts payable that arose in the normal course of business for services rendered to the company or for goods delivered to the company that were approximately five to seven years old.

     We reported a loss of $5,793,066 and $3,646,378 in fiscal 2002 and 2001, respectively.

     The net loss available to stockholders for fiscal 2002 was increased in computing loss per shares by accrued dividends of $26,332 on Series C stock. The net loss available to stockholders for fiscal 2001 was increased in computing loss per share by $3,417,094 relating to the beneficial conversion feature on the Series C stock, accretion of the discount on Series C stock of $582,905, premium on the Series C stock of $400,000, accrued dividends of $87,668 on Series A and C stock and $300,000 relating to the cumulative catch-up adjustment on the Series B stock.

Year ended March 31, 2001 compared to Year ended March 31, 2000.

     For the year ended March 31, 2001, we reported total revenues of $1,828,012, a 273.1% increase from total revenues of $489,962 for the year ended March 31, 2000. One customer (Lanier) accounted for 90% and 90% of fiscal 2001‘s and 2000‘s revenues, respectively. In October 2001, we satisfied our contractual commitment to deliver product to Lanier and, to date, have received no additional purchase orders. Our agreement with Lanier has not been renewed and we expect no additional sales. The loss of or a significant reduction of purchases by such customer could have a material adverse impact on our operations if not replaced by other customers.

     Product revenues were $1,494,747 and $387,576 for fiscal years 2001 and 2000, respectively. The increase in revenues is primarily attributable to increased product delivery to Lanier.

     Our development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Development service revenues were $333,265 and $102,386 for fiscal years 2001 and 2000, respectively. The increase in development service revenues in fiscal 2001 as compared to fiscal 2000 resulted from entering into new service contracts.

     Gross profit was $123,436 and $28,482 for fiscal 2001 and 2000, respectively. For fiscal 2001, costs of sales consisted of $1,380,041 of product costs and $324,535 of contract services consisting mostly of research and development labor being funded in part by the Maycom, Samsung and other development agreements. For fiscal 2000, cost of sales consisted of $328,158 of product costs and $133,322 of contract services consisting mostly of research and development labor being funded in part by the Lanier, Intel and other development agreements.

     Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) were $3,996,323 and $2,643,490 fiscal 2001 and 2000, respectively. Selling and administrative costs aggregated $2,039,466 and $1,296,563 in fiscal 2001 and 2000, respectively. The increase in fiscal 2001 compared to fiscal 2000 is comprised primarily of a $312,003 increase in personnel and related expenses, a $164,752 increase in public relations and stockholder costs, a $82,959 increase in accounting and legal expenses, an increase in facility cost of $64,921 and a $43,900 increase in travel and related costs.

     Research and related expenditures were $1,956,857 and $1,346,927 for fiscal 2001 and 2000, respectively. An aggregate of $174,831 of development costs were incurred for contract development work during fiscal 2001 and are included in cost of revenues. The increase in fiscal 2001 compared to fiscal 2000 is comprised of a $538,559 increase in personnel and related costs and an increase of $72,855 for research and development materials, offset by a reduction of $21,316 in travel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

     We reported an operating loss of $3,872,887 and $2,615,008 for fiscal 2001 and 2000, respectively. The increase in operating loss in fiscal 2001 compared to fiscal 2000 is comprised of the increase in research and development services and the increase in selling, general and administration personnel and related costs. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is substantial uncertainty about future operating results.

     We reported cash interest expense of $nil and $49,714 for fiscal 2001 and 2000, respectively. The decrease in fiscal 2001 compared to fiscal 2000 resulted from the repayment of the interest bearing debt in fiscal 2000. During fiscal 2000, we incurred $82,499 of non-cash interest expense from the issuance of convertible promissory notes convertible at a discount and warrants issued with debt and amortization of note discounts.

     We reported a loss of $3,646,378 and $2,608,854 in fiscal 2001 and 2000, respectively.

     The net loss available to stockholders for fiscal 2001 was increased in computing loss per share by $3,417,094 relating to the beneficial conversion feature on the Series C stock, accretion of the discount on Series C stock of $582,905, premium on the Series C stock of $400,000, accrued dividends of $87,668 on Series A and C stock and $300,000 relating to the cumulative catch-up adjustment on the Series B stock. The net loss available to stockholders for fiscal 2000 was increased in computing loss per share by $1,200,000 for the beneficial conversion feature on the Series B stock, inducement warrants of $1,281,805 and accrued dividends of $86,872 on Series A and B stock.

Liquidity and Capital Resources

     At March 31, 2002, we had a working capital deficit of $2,543,657 compared to a working capital of $2,445,655 at March 31, 2001. We had $910,222 and $15,786 of working capital invested in inventories at March 31, 2002 and March 31, 2001, respectively. We had $618,509 and $530,014 of working capital invested in accounts receivable at March 31, 2002 and March 31, 2001, respectively.

     For the year ended March 31, 2002, net cash decreased by $3,066,287. Cash used in operating activities was $5,312,559. Major components using cash were a loss of $5,793,066 reduced by $162,718 of depreciation and amortization, $202,600 of stock issued as payment to supplier and $234,130 of accrued interest and accretion relating to the secured promissory notes. The major change in assets and liabilities providing cash for operating activities was an increase in trade accounts payable of $710,554, an increase in other accounts payable and accrued liabilities of $80,061 and an increase of $112,434 in deferred revenue. The major changes in assets and liabilities using operating cash was an increase in inventory of $894,436, an increase of $91,148 of deferred contract charges and an increase of $35,495 in prepaid expenses and other. . For the year ended March 31, 2001, net cash increased by $217,140. Cash used in operating activities was $3,317,941. Major components using cash were a loss of $3,646,378 reduced by $85,142 of aggregate depreciation and amortization and $38,000 of non-cash compensation expense with regards to options issued below market value. The major change in assets and liabilities providing cash for operating activities was a reduction in inventory of $63,813, an increase in accrued employee benefits of $57,463, an increase in accounts payable trade of $245,637, and an increase of $100,952 in other accounts payable and accrued liabilities. The major changes in assets and liabilities using operating cash was an increase of $257,282 in accounts receivable.

     During the fiscal year ended March 31, 2002, we obtained a total of $2,200,000 of cash from the issuance of the $1,000,000 SP Notes and the $1,200,000 5% SP Notes. At March 31, 2002 we had cash on hand of $445,219. During the fiscal year ended March 31, 2001, we obtained $3,701,250 of cash from the issuance of Series C preferred stock, which significantly improved our financial position. At March 31, 2001 we had cash on hand of $3,511,506. Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2002 assuming (a) introduction of “e.Digital” branded products, (b) expansion of existing OEM arrangements, and (c) current planned expenditures and level of operation, we believe we have sufficient capital resources for the next three months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the realization of royalties are subject to many factors and risks, many outside our control.

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

     On September 28, 2001, we issued the SP Notes for gross cash proceeds of $1,000,000 to certain accredited investors. The SP Notes mature December 31, 2002 and are secured by our accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date. In connection with the sale of the SP Notes, the company issued warrants to purchase 750,000 shares of common stock at a purchase price of $0.75 per common share expiring September 20, 2006. The proceeds raised have been allocated to the SP Notes and warrants based on their relative fair values.

     On January 18, 2002, we issued a 5% SP Note for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and is secured by all assets of our company including, without limitation, our intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000, (ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000.

     On February 6, 2002, we filed a “shelf” registration statement on Form S-3, No. 333-82272 (the “Registration Statement”) to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on April 29, 2002. On April 30, 2002, we sold 2,830,189 shares of common stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, we sold 2,105,264 shares of common stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses.

     We are actively seeking equity financing and intend to use proceeds from equity sales for working capital and to repay the SP Notes and the 5% SP Notes. If we are unable to secure equity financing, we will attempt to renegotiate the terms of both of these notes with the lenders. There can be no guarantee that we will be able to raise additional equity and/or renegotiate the terms of the notes with the lenders. If we are able to renegotiate the terms of the notes we are unable to determine what terms the lenders may demand. If we fail to raise additional equity and/or refinance or renegotiate the terms of the notes the holders of the notes may have the right to take possession of our intellectual property and all of our assets or may have the right to operate our business and have the right to assign, sell, lease or otherwise dispose of our intellectual property and all of our assets.

     We require additional capital to finance future developments and improvements to our technology. Should additional funds not be available, we may be required to curtail or scale back staffing or operations. Failure to obtain additional financings will have a material adverse affect on our company. Potential sources of such funds include exercise of outstanding warrants and options, or debt financing or additional equity offerings. However, there is no guarantee that warrants and options will be exercised or that debt or equity financing will be available when needed. Any future financing may be dilutive to existing stockholders.

As of March 31, 2002, our contractual obligations and commercial commitments are summarized below

	Cash Contractual Obligations by Period
Cash Contractual Obligations by Period	Total	Less than 1 year	1-2 years	2-3 years

Short-Term Debt(1)	$2,365,000	$2,365,000	—	—
Fulfillment, Storage and
Distribution Agreement(2)	1,380,000	552,000	552,000	276,000
Operating Leases(3)	263,132	196,710	66,422
Total Cash Obligations	$4,008,132	$3,113,710	$618,422	$276,000

(1)	Includes accrued interest to maturity on the SP Notes and the 5% SP Note.
(2)	Agreement expires September 30, 2004. Minimum monthly commitment amount is approximately $46,000. Depending on volume of units shipped, amount may increase
(3)	Office sublease agreement expires July 31, 2003

     On March 25, 2002, the Company entered into a supply agreement and has agreed in good faith to purchase a minimum of approximately $5.96 million of product in the twelve-month period from initial order date.

     Certain accounts payable and the accrued lease liability reflect management’s best estimate of amounts due for matters in dispute. Settlement of these liabilities may either be more or less than the amounts recorded in the unaudited interim consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

Future Commitments and Financial Resources

     We have entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, we provided APL Direct Logistics with a letter of credit amounting to $144,724, we paid $90,000 to APL Direct Logistics as a deposit for inbound and outbound freight management services and we paid APL Direct Logistics $14,000 for initial integration and implementation expenses. Our minimum monthly commitment amount, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase.

     The accrued lease liability reflects management’s best estimate of amounts due for matters in dispute. Settlement of this liability may either be more or less than the amount recorded in the audited consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

     In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

     We have an agreement with the supplier of products for our major product customer (Lanier). In the event that this customer cancels or reduces its orders, we may be required to purchase from the supplier up to one month’s finished goods orders and all work in progress, raw materials and any excess materials. In October 2001, we satisfied our contractual commitment for delivery of all products and have not received any additional purchases orders. We have no further obligation to purchase any inventory from our supplier.

     In September 2000, we entered into a three-year sublease agreement expiring on July 31, 2003. We are occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments will increase to $16,606 beginning in August 1, 2002. As of March 31, 2002, the total operating lease obligation under the lease for office space is $263,132.

Selected Quarterly Financial Information

     The following table sets forth unaudited income statement data for each of our last eight quarters. This unaudited quarterly financial information has been prepared on the same basis as the annual information presented elsewhere in the Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period.

For the Fiscal Year Ended March 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$ 125,072	$ 1,096,286	$ 82,843	$ 523,811
Gross profit (loss)	12,162	227,939	(9,486)	(107,179)
Loss for the quarter	(713,791)	(552,021)	(1,193,274)	(1,187,292)
Operating loss	(750,795)	(581,970)	(1,261,429)	(1,278,693)
Loss attributable to common stockholders	(714,163)	(552,021)	(2,880,167)	(4,287,694)
Basic earnings per common share	(0.01)	(0.00)	(0.02)	(0.05)
Weighted average number of common and
common equivalent shares outstanding	126,268,483	126,564,487	127,264,396	129,937,594

For the Fiscal Year Ended March 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$ 662,279	$ 506,996	$ 592,155	$ 655,604
Gross profit (loss)	151,996	269,780	(305,090)	(677,632)
Loss for the quarter	(972,628)	(1,062,354)	(1,864,553)	(1,893,531)
Operating Loss	(1,030,367)	(1,080,127)	(1,760,066)	(1,984,896
Loss attributable to common stockholders	(985,722)	(1,075,592)	(1,864,553)	(1,893,531)
Basic earnings per common share	(0.01)	(0.01)	(0.01)	(0.01)
Weighted average number of common and
common equivalent shares outstanding	130,175,406	130,175,406	130,402,791	130,782,909

25

Inflation

Inflation has not had any significant impact on our business.

New Accounting Pronouncements

The Financial Accounting Standards Board and the Securities and Exchange Commission also have issued new pronouncements for future implementation as discussed in our consolidated financial statements (see page F-1. As discussed in the notes to the consolidated financial statements, the implementation of these new pronouncements is not expected to have a material effect on our consolidated financial statements.

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

Certain Factors That May Affect Our Business, Future Results and Financial Condition

In addition to the other information in this Annual Report on Form 10-K, the factors listed below should be considered in evaluating our business and prospects. This Annual Report contains a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,”“believes,”“expects,”“intends,”“future”and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Financial Risks

     We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and at March 31, 2002 had an accumulated deficit of $58.4 million. We had a loss of approximately $5.8 million, $3.6 million and $2.6 million in fiscal 2002, 2001 and 2000, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

     We do not Anticipate Paying Dividends. We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. An investment in our common stock, therefore, may be more suitable for an investor that is seeking capital appreciation rather than current yield and, as a consequence, may be more speculative. Accordingly, investors should not purchase our common stock with an expectation of receiving regular dividends.

     We Expect Our Operating Results To Fluctuate Significantly — Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	Unpredictable demand and pricing for our contract development services;

•	Market acceptance of our e.Digtal branded products and our OEM products by end users;

•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any;

•	Fluctuations in operating costs;

•	Changes in research and development costs;

•	Changes in general economic conditions;

•	Changes in technology; and

•	Short product lifecycles.

     We May Experience Product Delays, Cost Overruns and Errors Which Could Adversely Affect our Operating Performance and Ability to Remain Competitive. We have experienced development delays and cost overruns associated with contract development services in the past. We may experience additional delays and cost overruns on current projects (including the sale of new e.Digital branded products) or future projects Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, our e.Digital branded products, the results of our contract services and the products produced for OEM customers could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by our customers or others who have acquired our products, including OEM products.

     We May Need to Obtain Additional Financing to Continue Operating our Business. We believe that with cash on hand and proceeds from existing development and production contracts and product sales, we have sufficient proceeds to meet cash requirements for the next three months. However, we may need to raise additional funds to:

•	Finance unanticipated working capital requirements;

•	Pay for increased operating expenses or shortfalls in anticipated revenues;

•	Fund increases in research and development costs;

•	Develop new technology, products or services;

•	Respond to competitive pressures;

•	Support strategic and industry relationships; and

•	Fund the marketing of our products and services.

     In the event additional funds are required, we cannot assure you that such additional financing will be available on terms favorable to us, or at all. If adequate funds are not available to us then we may not be able to continue operations or take advantage of opportunities. If we raise additional funds through the sale of equity, the sale of common stock hereunder, the percentage ownership of our stockholders will be reduced.

     Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction is cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal 2002, fiscal 2001 and prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Risks Related to Sales, Marketing and Competition

     We May Be Unable to Successfully Compete in the Electronic Products Market Which is Highly Competitive and Subject to Rapid Technological Change. We compete in the market for electronics products which is intensely competitive and subject to rapid technological change. The market is also impacted by evolving industry standards, rapid price changes and rapid product obsolescence. Our competitors include a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources. Our current competitors or new market entrants could introduce new or enhanced technologies or products with features that render the company’s technology or products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. Our ability to compete successfully will depend in large measure on our ability to maintain our capabilities in connection with upgrading products and quality control procedures and to adapt to technological changes and advances in the industry. Competition could result in price reductions, reduced margins, and loss of contracts, any of which could harm our business. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products that are compatible with the products of the electronics industry.

     We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. For the year ended March 31, 2002 three customers accounted for approximately 58% of our revenues. For the year ended March 31, 2001, the provision of contract development services and product shipments to Lanier accounted for approximately 90% of our revenues. During the year ended March 31, 2002, we delivered $856,000 of products to Lanier, compared to $1,494,747 for the year ended March 31, 2001. In October 2001, we satisfied our contractual commitment to deliver of product to Lanier and, to date, have received no additional purchase orders. Such agreement has not been renewed and we expect no additional sales. The completion of the Lanier contract, the failure to receive orders for and produce e.Digital branded products or other OEM products to replace revenues that had been derived from Lanier or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

     If We Are Unsuccessful in Achieving Market Acceptance of Our Products, It Could Harm Our Business. Sales and marketing strategy contemplates sales of developed products to the electronics and computer software market, by e.Digital or its OEM customers. The failure of our company or its OEM customers to penetrate their projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our products and those of our customers will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

     We Have Limited Marketing Capabilities and Resources Which Makes It Difficult For Us To Create Awareness of and Demand for Our Products and Technology. We have limited marketing capabilities and resources and are primarily dependent upon in-house executives for the marketing of our e.Digital branded products, as well as our OEM and licensing business. Selling products and attracting new OEM customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology. We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

     The Failure of the Digital Music Market to Create a Market for Consumer Devices Could Harm Our Business. We believe the market for portable consumer devices to play digital music will not develop significantly until consumers are able to download popular digital recordings from the Internet. We believe the availability of popular recordings will depend on the adoption of one or more formats to limit the unauthorized reproduction and distribution of music, called “pirated” copies. Piracy is a significant concern of record companies and artists. The failure of the record industry to adopt solutions may delay or have an adverse impact on the growth of this market. This failure could harm our business. We have designed our digital music prototype to include piracy protection and to be adaptable to different music industry and technology standards. Numerous standards in the marketplace, however, could cause confusion as to whether our designs and services are compatible. If a competitor were to establish products for OEM customers with a dominant industry standard unavailable to us, our business would be harmed.

     The Success of Our Business Depends on Emerging Markets and New Products. In order for demand for our technology, services and products to grow, the markets for portable digital devices, such as digital voice recorders, digital music players and other portable consumer devices, must develop and grow. If sales for these products do not grow, our revenues could decline. To remain competitive, we intend to develop new applications for our technology and develop new technology and products. If new applications or target markets fail to develop, or if our technology, services and products are not accepted by the market, our business, financial condition and results of operations could suffer.

     Development of New or Improved Products, Processes or Technologies May Render Our Technology Obsolete and Hurt Our Business. The electronics, contract manufacturing and computer software markets are characterized by extensive research and development and rapid technological change resulting in very short product life cycles. Development of new or improved products, processes or technologies may render our technology and developed products obsolete or less competitive. We will be required to devote substantial efforts and financial resources to enhance our existing products and methods of manufacture and to develop new products and methods. There can be no assurance we will succeed with these efforts. Moreover, there can be no assurance that other products will not be developed which may render our technology and products obsolete.

Risks Related to Operations

     We May Not Be Able to Successfully Transition From an OEM Provider of Technology and Services to a Company That Sells and Supports Its Own Branded Products. The scale and scope of our business is changing. Since 1997, we have been an OEM provider of technology, product development services and technology licensing. On September 30, 2001, we announced our intention to have manufactured and sell our own line of e.Digital-branded products directly to consumers. Such activities have caused, and will continue to cause, us to spend substantial funds for research and development, contract manufacturing, marketing and other costs normally associated with bringing a product to market without any assurance of market acceptance and demand for our products. Our future growth and performance, as a consequence, is greatly dependent upon the successful marketing of our new e.Digital branded products and will be dependent upon the risks that are inherent in any business venture that is undergoing a major change in its scope of its operations.

     We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on Maycom Co., Ltd. and DigitalWay Co., Ltd, for the manufacture and assembly of our MXP 100, TREO 10 and Odyssey products, respectively. We depend on our contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on our business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

     We Depend On a Single Company for Product Fulfillment and Customer Support Services and Our Business Will Be Harmed By Any Failure of Performance. We rely on APL Direct Logistics to provide product fulfillment and customer support services for e.Digital branded products. Failure or delay by APL Direct Logistics to provide multi-channel sales, fulfillment, and after-sale support services for our products could adversely affect our ability to deliver products and provide customer and product support services on a timely and competitive basis.

     If We Lose Key Personnel or Are Unable to Attract and Retain Additional Highly Skilled Personnel Required For the Expansion of Our Activities Our Business Will Suffer. Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our strategy. The loss of the services of any of our senior level management, or certain other key employees, may harm our business. Our future success also depends on our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

     Because Some of Our Management are Part-Time and Have Certain Conflicts of Interest, Our Business Could Be Harmed. Our Vice President, Robert Putnam, is also a Vice President, Investor Relations of American Technology Corporation. As a result of his involvement with American Technology Corporation, Mr. Putnam has in the past, and is expected in the future to devote a substantial portion of his time to his other endeavors and only part-time services to e.Digital. Certain conflicts of interest now exist and will continue to exist between e.Digital and Mr. Putnam due to the fact that he has other employment or business interests to which he devotes some attention and he is expected to continue to do so. It is conceivable that the respective areas of interest of e.Digital and American Technology Corporation could overlap or conflict. It is possible that these factors could harm e.Digital which does not have the benefit of a full-time executive devoted to executing our strategies.

Risks Related to Intellectual Property and Government Regulation

     Failing to Protect Our Proprietary Rights to Our Technology Could Harm Our Ability To Compete, as well as Our Results of Our Operations. Our success and ability to compete substantially depends on our internally developed software, technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. Patent applications or trademark registrations may not be approved. Even when they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which may not be possible on commercially reasonable terms or at all. We generally enter into confidentiality or license agreements with our employees, consultants and strategic and industry partners, and generally control access to and distribution of our software, technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. We have licensed, and we may license in the future, certain proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by our business partners, they may take actions that could impair the value of our proprietary rights or our reputation. In addition, these business partners may not take the same steps we have taken to prevent misappropriation of our solutions or technologies.

     We May Face Intellectual Property Infringement Claims That May Be Difficult to Defend and Costly To Resolve, Which Could Harm Our Business. Although we do not believe we infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert such claims against us in the future or that such claims will not be successful. We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business. In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties. If we are required to indemnify parties under these agreements, our business could be harmed. If someone asserts a claim relating to proprietary technology or information against us, we may seek licenses to this intellectual property. We may not be able to obtain licenses on commercially reasonable terms, or at all. The failure to obtain the necessary licenses or other rights may harm our business.

     Risks Related To Government Regulation, Content And Intellectual Property Government Regulation May Subject Us to Liability and Require Us To Change The Way We Do Business. Our business is subject to rapidly changing laws and regulations. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, copyright law, proposed encryption laws, content regulation and import/export regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business.

Risks Related to Trading in Our Common Stock

     Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our common stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

•	Quarter-to-quarter variations in operating results

•	Announcements of technological innovations by us, our customers or competitors

•	New products or significant OEM design achievements by us or our competitors

•	General conditions in the markets for the our products or in the electronics industry

•	The price and availability of products and components

•	Changes in operating factors including delays of shipments, orders or cancellations

•	General financial market conditions

•	Market conditions for technology stocks

•	Litigation or changes in operating results or estimates by analysts or others

•	Or other events or factors

     We do not endorse and accept no responsibility for the estimates or recommendations issued by stock research analysts or others from time to time or comments on any electronic chat boards. The public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock in the future.

     Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.39 to a high of $1.98 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the company’s securities and may affect the ability of investors to sell their securities in the secondary market. The Commission has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

Forward Looking Statements

     Important Factors Related to Forward-Looking Statements and Associated Risks. This annual reoprt contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance. The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for the our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents and our debt, consisting of the SP Note and the 5% SP Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At March 31, 2002, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, approximated cost. In September 2001, we issued the SP Notes for gross cash proceeds of $1.0 million. The SP Notes mature December 31, 2002. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and payable in one installment at maturity. In January 2002, we issued a 5% SP Note for gross cash proceeds of $1.2 million. The 5% SP Note has been amended twice and matures on October 29, 2002. The interest under the 5% SP Notes accrues at a rate of 4% per annum simple interest and payable in one installment at maturity.

FOREIGN CURRENCY EXCHANGE RATE RISK

We invoice our customers in U.S. dollars for all products and purchase our products from our suppliers in U.S. dollars. To date the foreign currency exchange risk has not been material. We have not entered into hedging transactions or activities.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the company required to be included in this Item 8 are set forth in a separate section of this report and commence on Page F-1 immediately following page 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: Compliance With Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers
The directors and executive officers of the company, their ages and positions held are as follows:

Name	Age	Position
Allen Cocumelli	51	Chairman of the Board and Director, Audit Committee
Alfred H. Falk	47	Chief Executive Officer and Director
Jim Collier	53	President, Chief Operating Officer and Director
Ran Furman	33	Chief Financial Officer, Secretary
Robert Putnam	43	Vice President and Director
Victor G. Ramsauer	47	Director, Audit Committee
Steve Ferguson *	38	Vice President of Business Development
Atul Anandpura *	39	Vice President of Research and Development
Brian Gray *	36	Vice President of Engineering
Tom Boksa *	39	Vice President of Consumer Electronics

* Key employees

The terms of all directors will expire at the next annual meeting of the company’s stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between the company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. There are no other persons whose activities are material or are expected to be material to the company’s affairs. The company currently has two vacancies on its board of directors.

Biographical Information

     Allen Cocumelli – Mr. Cocumelli was appointed to the Board of Directors on August 25, 1999 and was elected as the Chairman of the Board in April 2000. Mr. Cocumelli has been General Counsel of Simple Network Communications Inc. (“Simplenet”) since 1996 and Chief Operating Officer of Simplenet since November 1997. Prior to joining Simplenet, Mr. Cocumelli was in the private practice of law. From 1978 to 1986 Mr. Cocumelli served as a manager in the Components Manufacturing Group and as Director of Corporate Training and Development at Intel. Mr. Cocumelli obtained a B.S. degree in Industrial Psychology from the University of California, Los Angeles in 1972 and a J.D. from Thomas Jefferson University in 1991. Mr. Cocumelli is a member of the California Bar Association.

     Alfred H. Falk – Mr. Falk was appointed President and a Director of the company in January 1997 and on July 1, 1998 he was also appointed as Chief Executive Officer. From March 1995, prior to his appointment as President, he served as Vice President, Business Development and Vice President of OEM and International Sales of the company. Before joining the company, Mr. Falk was with Resources Internationale where he served as Director of U.S. Sales from 1993 to 1995. From 1988 to 1993, Mr. Falk was the Manager of OEM Sales and Technology Licensing for Personal Computer Products, Inc. in San Diego. From 1978 to 1988 Mr. Falk held several management positions at DH Technology and was instrumental in its successful start up. Mr. Falk attended Palomar College in San Marcos and Foothill College in Los Altos, California.

     Jim Collier – Mr. Collier joined the company in April 2001 as Vice President of Operations. In June 2001 he was appointed Chief Operating Officer and in December 2001, he was appointed President and a Director of the company. Mr. Collier has over twenty years of progressive management experience in the areas of operations, manufacturing, and product management. In addition to various management positions at Analytical Sciences, Inc., and Litton Applied Technology, Mr. Collier’s past positions include Worldwide Operations Director at General Instruments Corporation — Satellite Data Network Group, Executive Vice President/COO at CTX International, and Vice President of Operations at Executone Information Systems. Mr. Collier holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and is a Certified Product Manager through the University of California at Santa Cruz.

     Robert Putnam — Mr. Putnam was appointed Vice President in April 1993. He was appointed a Director of the company in 1995. Mr. Putnam served as Secretary of the company from March 1998 until December 2001. He served as a Director of American Technology Corporation (“ATC”) from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as Vice President, Investor Relations of ATC. He has also served, as Secretary/Treasurer of Patriot Scientific (“Patriot”) since 1989 and from 1989 to March 1998 was a Director of Patriot. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

     Ran Furman – Mr. Furman joined the company in September 2001 as Chief Financial Officer and was appointed Secretary of the company in December 2001. Mr. Furman’s past experience includes executive positions at Jesup & Lamont Securities, Investment Banking associate at Bank of Montreal/Nesbitt Burns and staff accountant experience with Deloitte & Touche. Mr. Furman has an MBA degree in Finance from Columbia Business School and a BA in Business Administration from the University of Washington.

     Victor G. Ramsauer, CPA – Mr. Ramsauer was appointed to the Board of Directors on April 12, 2000. Mr. Ramsauer has been a stockholder at Levitz, Zacks and Ciceric, CPA’s since 1985. Prior to joining Levitz, Zacks and Ciceric, Mr. Ramsauer held a manager level position with Price Waterhouse from 1977 to 1985. Mr. Ramsauer received his B.S. degree in Business Administration from California State Polytechnic University, Pomona in 1976. Mr. Ramsauer obtained his CPA license in both California and Nevada in 1980 and 1999, respectively. Mr. Ramsauer is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Nevada Society of Certified Public Accountants.

     Steve Ferguson – Mr. Ferguson joined the company in 1999 as Director of Business Development. In 2000, Mr. Ferguson was promoted to Vice President of Sales and Marketing and was further promoted to Vice President of Business Development in 2002. Prior to joining the company Mr. Ferguson held the position of Chief Operating Officer and Vice President of Business Development at Enterprise Design Group. From 1995 to 1998 Mr. Ferguson held the position of General Manger for Arena Sports. Mr. Ferguson obtained his BS from the University of Iowa and is presently attending San Diego State University’s Master program.

     Atul Anandpura – Mr. Anandpura joined the company in 1999 as the Vice President of Research and Development. From 1996 to 1999 Mr. Anandpura held the position of Managing Director for Maycom Europe Ltd. in Surrey U.K. At Maycom, Mr. Anandpura marketed and developed MP3 player, advanced Digital Voice Recorder with PC Link and various low power wireless communication devices. Prior to joining Maycom. From 1986 to 1996 Mr. Anandpura held the positions of Project Manager, Senior Design Engineer for Maxon Systems Inc., in Surrey U.K. At Maxon Systems, Mr. Anandpura managed and designed the analog, digital hardware, DSP based products and embedded software for telephone related products for British Telecom, Matra Communication and other companies. Mr. Anandpura obtained his Bachelor of Engineering Electronics degree from M.S. University in Baroda, India.

     Brian Gray: Mr. Gray joined the company in 2000 and is currently the Director of Engineering. Prior to joining the company, Mr. Gray has held senior design engineering positions at L-3 Communications, Tiernan Communications, Scientific-Atlanta, and General Dynamics. Mr. Gray has developed products in the communications, video, audio, and digital signal processing fields over his 14 year career. Mr. Gray holds a Master’s degree in Electrical Engineering (with a focus on signal processing) from Rensselaer Polytechnic Institute in Troy, New York.

     Tom Boksa – Mr. Boksa joined the company in 2002 as Vice President of the Consumer Electronics Group. Mr. Boksa has over fifteen years of experience in technical operations and senior sales management experience. Mr. Boksa has held executive management positions with ISR (Integrated Systems By Rich), CTX International and Alorica, Inc and has a proven track record of technical management, national-level marketing, and multi-channel sales development. Mr. Boksa also holds a Bachelor of Science degree in Electronic Technology from DeVry Institute of Technology and has done graduate work at DePaul University.

Compliance With Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires the company’s officers, directors and persons who own more than 10% of a class of the company’s securities registered under Section 12(g) of the Securities Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish the company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended March 31, 2002, the company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the years ended March 31, 2002, 2001 and 2000, the cash compensation of Mr. Falk, Chief Executive Officer and Mr. Collier, President and Chief Operating Officer. No other person served as an Executive Officer of the company during the fiscal year ended March 31, 2002 and received total salary and bonus in excess of $100,000.

Summary Compensation Table

							Long Term Compensation
Name and Principal Position	Fiscal Year	Annual Salary		Compensation			Options (# of Shares)	All Other Compensation
				Bonus	Other
Alfred H. Falk, Chief Executive	2002	$155,269		$-0-	$10,792	(1)		-0-
Officer	2001	$155,000		$38,750	$24,403	(1)	25,000	-0-
	2000	$154,558		$54,250	-0-		1,715,000 (2)	-0-

Jim Collier, President and Chief	2002	$141,346	(3)	$-0-	$1,997	(4)	250,000	-0-
Operating Officer								-0-
								-0-

(1)	Includes auto allowance of $9,600 in 2002 and 2001 and unused vacation of $1,192 in 2002 and $14,803 in 2001.
(2)	An aggregate of 285,000 and 75,000 of these options were voluntarily canceled during fiscal 2001and 2002, respectively.
(3)	Mr. Collier began his employment in April 2001.
(4)	Represents unused vacation pay.

Option Grants

Shown below is further information on grants of stock options to the Named Executive Officers reflected in the Summary Compensation Table shown above.

Option Grants for Fiscal Year Ended March 31, 2002

	Number of		Percent of Total Options Granted to	Exercise	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Options Granted		Employees in Fiscal Year	Price	Date	5% / $	10% / $
Alfred H. Falk	-0-
Jim Collier	100,000	(1)	9.2%	$1.40	7/23/06	38,679	85,471
Jim Collier	150,000	(2)	13.8%	$1.02	10/26/06	42,271	93,408

(1)	These options vest 50% at three months and nine months after issuance.
(2)	These options vest 25% each six months after issuance

34

Aggregated Option Exercises and Fiscal Year-End Values

The following table provides information on exercised and unexercised options of the Named Executive Officers at March 31, 2002.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at March 31, 2002 (#) Exercisable / Unexercisable		Value of Unexercised In-The-Money Options at March 31, 2002 (1) ($) Exercisable / Unexercisable
Alfred H. Falk	-0-	$ -0-	1,339,456	325,544	— (2)	— (2)
Jim Collier	-0-	-0-	50,000	200,000	— (2)	— (2)

(1)	Based on the last sale price at the close of business on March 28, 2002 of $0.9600.
(2)	All options were out-of-the-money at March 31, 2002.

The company has not awarded stock appreciation rights to any employee of the company and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations. The company has no defined benefit or actuarial plans covering any person.

The company does not have any equity compensation plans which have not been approved by the stockholders.

Employment Agreements
In May 1999, the company entered into an employment agreement with Alfred H. Falk, the company’s Chief Executive Officer and then President. The employment agreement provides for a base salary of $155,000 per year and certain bonuses as approved by the Board of Directors. The agreement is for a two year term and the Board of Directors is currently reviewing this agreement. In the event of a non-voluntary termination other than for cause, the employee is entitled to six months severance payment. In the event of a change of control (a new owner controls more than 51% of the company’s common stock) and employee is terminated within 12 months of the change, other than cause, then the employee shall receive a termination payment equal to one year’s then annual compensation.

Compensation of Directors
No direct or indirect remuneration has been paid or is payable by the company to the directors in their capacity as directors. However, directors have received in the past, and may receive in the future, stock options. It is anticipated that during the next twelve months that the company will not pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form of reimbursement of expenses of attending directors’ or committee meetings.

Report of the Compensation Committee on Executive Compensation

Introductory Note: The following report is not deemed to be incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee is comprised of three non-employee Board members, Allen Cocumelli and Victor Ramsauer. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and perquisites of the Company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers the Company’s 1992 and 1994 Stock Option Plans. The Compensation Committee held three meetings during the fiscal year ended March 31, 2002.

The primary philosophy of the Compensation Committee regarding compensation is to offer packages which reward each of the members of senior management proportionately to each person’s individual performances and to the company’s overall financial performance and growth during the previous year.

The Board measured individual and team performance on the basis of both quantitative and qualitative factors. The Board believes that the components of executive compensation should include base salary, annual and long-term incentive compensation, stock option grants and other benefits summarized below.

Executive Compensation

Base Salary — Base salaries are intended to be competitive with market rates and are based on an internal evaluation of the responsibilities of each position. Salaries for executive officers are reviewed on an annual basis.

The Committee’s compensation policies are particularly designed to align executive officer and senior management salaries and bonus compensation to the individual’s performance in the short-term and to emphasize compensation from equity, primarily employee stock options, for long-term incentives.

Long term incentives. The company’s long-term incentive program consists of a stock option program pursuant to which the Chief Executive Officer and other executive officers (as well as other key employees) are periodically granted stock options at the then fair market value (or higher prices) of the company’s Common Stock. These option programs are designed to provide such persons with significant compensation based on overall company performance as reflected in the stock price, to create a valuable retention device through standard three to five year vesting schedules and to help align employees’ and shareholders’ interests. Stock options are typically granted at the time of hire to key new employees, at the time of promotion to certain employees and periodically to a broad group of existing key employees and executive officers.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1million per officer in any year. The limitation applies only to compensation which is not considered to be performance-based, either because it is not tied to the attainment of performance milestones or because it is not paid pursuant to a stockholder-approved plan. The non-performance based compensation paid to the company’s executive officers for the 2001 fiscal year did not exceed the $1 million limit per officer. It is not expected that the compensation to be paid to the company’s executive officers for the 2002 fiscal year will exceed that limit. The company’s 1994 Stock Option Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of his or her outstanding options under the 1994 Plan with an exercise price per share equal to the fair market value per share of the Common Stock on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of the company’s executive officers in the foreseeable future will approach the $1 million limit. The Committee’s present intention is to comply with the requirements of Section 162(m) unless and until the Committee determines that compliance would not be in the best interest of the company and its shareowners.

By: The Compensation Committee of the Board of Directors:
Date: June 26, 2002

Allen Cocumelli
Victor Ramsauer

COMPANY STOCK PRICE PERFORMANCE

     The following graph compares the five-year cumulative total return on the company’s common stock to the total returns of 1)Russell 2000 Index and 2)Morgan Stanley High Technology Index. This comparison assumes in each case that $100 was invested on March 31, 1997 and all dividends were reinvested. The company’s fiscal year ends on March 31. The past performance of the company’s Common Stock is no indication of future performance.

	Mar 97	Mar 98	Mar 99	Mar 00	Mar 01	Mar 02
e.Digital Corporation	100	20	41	2,454	359	234
Russell 2000 Index	100	140	116	157	132	148

Morgan Stanley High Technology Index	100	153	288	299	148	128
37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

Common Stock
The following table sets forth, as of June 7, 2002, information regarding ownership of the common stock, by each person known by the company to be the beneficial owner of more than 5% of the company’s outstanding common stock, by each director and by all executive officers and directors of the company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.

Name	Number of Shares Owned		Percent of Class

Alfred H. Falk	2,454,456	(1)	1.8%
13114 Evening Creek Dr. S.
San Diego, CA 92128
Jim Collier	51,000	(2)	*
13114 Evening Creek Dr. S
San Diego, CA 92128
Ran H. Furman	62,500	(3)	*
13114 Evening Creek Dr. S
San Diego, CA 92128
Robert Putnam	1,625,000	(4)	1.2%
13114 Evening Creek Dr. S.
San Diego, CA 92128
Allen Cocumelli	226,000	(5)	*
13114 Evening Creek Dr. S.
San Diego, CA 92128
Victor Ramsauer	125,000	(6)	*
13114 Evening Creek Dr. S.
San Diego, CA 92128
All officers and directors
as a group (7 persons)	4,543,956	(7)	3.4%

* less then 1%

(1)	Includes options exercisable within 60 days to purchase 1,339,456 shares. Excludes unvested options to purchase 325,544 shares.

(2)	Includes options exercisable within 60 days to purchase 50,000 shares. Excludes unvested options to purchase 200,000 shares.

(3)	Includes options exercisable within 60 days to purchase 62,500 shares. Excludes unvested options to purchase 187,500 shares.

(4)	Includes options exercisable within 60 days to purchase 500,000 shares and warrants to purchase 500,000 shares.

(5)	Includes options exercisable within 60 days to purchase 225,000 shares.

(6)	Includes options exercisable within 60 days to purchase 125,000 shares.

(7)	Includes options exercisable within 60 days to purchase 2,301,956 shares and warrants on 500,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None. 38

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by the company as indicated below.

Exhibit Number	Description of Exhibit

2.6	Plan of Reorganization and Agreement of Merger, dated July 1996 and filed as Exhibit A to the Company’s July 3, 1996 Proxy Statement.

3.1	Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996) and filed as Exhibit B to the Company’s July 3, 1996 Proxy Statement.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Norris Communications, Inc. filed with the State of Delaware on January 14, 1998 and filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Norris Communications Inc. filed with the State of Delaware on January 13, 1999 and filed as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

3.2	Bylaws of Norris Communications, Inc., filed as Exhibit C to the Company’s July 3, 1996 Proxy Statement.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock filed with the State of Delaware on September 19, 1997 and filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 3, 1997.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock filed with the State of Delaware on June 24, 1999 and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed with the State of Delaware on October 4, 2000 and filed as Exhibit 3.5 to the Company’s Form S-3, dated November 3, 2000.

4.3	Form of Warrant Agreement dated June 7, 1996 for an aggregate of $3,805,900 issued to a total of twelve investors and filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 5, 1996.

4.3.1	Form of Amendment No. 1 to Common Stock Warrant between the Company and three Warrant Holders holding an aggregate of $1,154,409 face value of warrants granted in July and August 1996 (Each Amendment is identical except for the dates and the name of the Warrant Holder), filed as Exhibit 4.11.1 to the Company’s Form 8-K, dated September 10, 1997.

4.4	Warrant Agreement for 401,924 shares of Common Stock between the Company and Klein Investment Group, L.P. (formerly known as Iacocca Capital Partners, L.P.) dated August 7, 1996 and filed previously as an Exhibit to the Company’s Current Report on Form 8-K dated August 29, 1996.

4.4.1	First Amendment to Common Stock Warrant (increasing warrants to 801,924), Termination of January 7, 1997 Letter Agreement and Amendment to Consulting Agreement dated September 29, 1997 between the Company and Klein Investment Group, L.P., filed as Exhibit 4.12.1 to the Company’s Form 10-QSB for the quarter ended September 30, 1997.

4.6	Form of Series 98A 12% Convertible Promissory Note with Limited Guaranty (“Notes”) due May 15, 1999 between the Company and 6 investors for an aggregate of $1,000,000 (individual notes vary as to date, amount and payee) and filed previously as Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB dated March 31, 1998.

4.7	Stock Purchase Warrant dated June 3, 1998 for 571,429 Common Shares between the Company and Renwick Corporate Finance, Inc. and filed previously as Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB dated March 31, 1998.

4.8	Form of Stock Purchase Warrant dated June 12, 1998 entered into between the Company and Elwood G. Norris and Robert Putnam for an aggregate of 2,000,000 shares (1,500,000 shares as to Mr. Norris and 500,000 shares as to Mr. Putnam) and filed previously as Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB dated March 31, 1998.

4.9	Form of 15% Promissory Note due December 31, 1999 for an aggregate of $500,000 issued to three investors and filed previously as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

4.10	Form of Warrant Exercisable into an aggregate of 5,000,000 shares of Common Stock at $0.10 per share until June 30, 2000 issued to three investors and filed previously as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

4.11	Stock Purchase Warrant for 33,750 Common Shares between the Company and Cruttenden & Co., Inc. dated July 15,1994 and filed as Exhibit 4.3 to the Company’s 1995 Form 10-KSB.

4.12	Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as Exhibit 4.4 to the Company’s 1995 Form 10-KSB.

4.12.1	First Amendment to Stock Purchase Warrant for 300,000 Common Shares between the Company and CVD Financial Corporation dated November 14, 1994 and filed as Exhibit 4.4.1 to the Company’s 1995 Form 10-KSB.

4.12.2	Second Amendment to Stock Purchase Warrant (for 300,000 shares) between the Company and CVD Financial Corporation dated August 1, 1995 and filed as Exhibit 10.5.5 to the Company’s Form 8-K dated October 27, 1995.

4.13	Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated July 15, 1994 and filed as Exhibit 4.5 to the Company’s 1995 Form 10-KSB.

4.13.1	First Amendment to Stock Purchase Warrant for 150,000 Common Shares between the Company and CVD Financial Corporation dated November 14, 1994 and filed as Exhibit 4.5.1 to the Company’s 1995 Form 10-KSB.

4.13.2	Second Amendment to Stock Purchase Warrant (for 150,000 shares) between the Company and CVD Financial Corporation dated August 1, 1995 and filed as Exhibit 10.5.4 to the Company’s Form 8-K dated October 27, 1995.

4.14	Warrant Agreement for 82,100 Common Shares between the Company and Comdisco, Inc. dated as of August 15, 1994 and filed as Exhibit 4.6 to the Company’s 1995 Form 10-KSB.

4.15	Warrant Agreement No. 1 for 106,986 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 1, 1995 and filed as Exhibit 4.7 to the Company’s 1995 Form 10-KSB.

4.15.1	Warrant Agreement No. 2 for 87,300 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 17, 1995 and filed as Exhibit 4.7.1 to the Company’s 1995 Form 10-KSB.

4.15.2	Warrant Agreement No. 3 for 714 Common Shares between the Company and Pennsylvania Merchant Group Ltd. dated March 20, 1995 and filed as Exhibit 4.7.2 to the Company’s 1995 Form 10-KSB.

4.15.3	First Amendments to Warrant Agreements No. 1, 2 and 3 between the Company and Pennsylvania Merchant Group Ltd. dated as of September 29, 1997 (amended to 45,570 shares), filed as Exhibit 4.7.3 to the Company’s Form 10-QSB for the quarter ended September 30, 1997.

4.16	First Amendment to Warrant Agreement between the Company and First Bermuda Securities Ltd. dated as of September 30, 1997 (27,500 shares), filed as Exhibit 4.10.1 to the Company’s Form 10-QSB for the quarter ended September 30, 1997.

4.17	Placement Agent’s Warrant Agreement between Auerbach, Pollack & Richardson, Inc. and the Company, filed as Exhibit 10.17 to the Company’s Form 8-K dated November 13, 1995.

4.17.1	Warrant Certificate Issued to Auerbach, Pollak & Richardson, Inc. and filed as Exhibit 10.18 to the Company’s Form 8-K dated November 13, 1995 and filed previously as an Exhibit to the Company’s Current Report on Form 8-K, dated November 13, 1995.

4.17.2	Release and Termination of Right of First Refusal and Amendment to Warrant between the Company and Auerbach, Pollak & Richardson, Inc. dated May 13, 1996 and filed previously as an Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

4.17.3	Form of Amendment to Warrant Certificate and Warrant Agreement between the Company and Auerbach, Pollack & Richardson, Inc. and six individual assignees (identical amendments except as to the number of shares (total of 128,067 shares) and the name of holder) dated as of September 30, 1997, filed as Exhibit 10.18.2 to the Company’s Form 10-QSB for the quarter ended September 30, 1997.

4.18	Warrant Agreement for 150,000 Common Shares between the Company and Higham, McConnell & Dunning dated October 10, 1996 and filed previously as an Exhibit to Registration Statement No. 333-13779.

4.18.1	Amendment No. 1 to Stock Purchase Warrant Agreement between the Company and Higham, McConnell & Dunning dated September 30, 1997, filed as Exhibit to the Company’s Form 10-QSB for the quarter ended September 30, 1997.

4.18.2	Amendment No. 2 to Stock Purchase Warrant Agreement between the Company and Higham, McConnell & Dunning dated May 27, 1999, filed previously on the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.19	Warrant Agreement for 500,000 shares dated January 15, 1999 between the Company and Sunrise Capital, Inc., filed previously on the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.20	Form of Warrant Agreement for an aggregate of 2,907,142 shares (as of March 31, 1999) issued at various dates between the Company and six investors, filed previously on the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.21	Form of Warrant Agreement for an aggregate of 1,117,857 shares (as of March 31, 1999) dated March 1999 between the Company and four investors., filed previously on the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.22	Warrant Agreement for 125,000 shares dated October 15, 1998 between the Company and Renwick Corporate Finance, Inc., filed previously on the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.23	Warrant Agreement for 100,000 shares dated January 15, 1999 between the Company and Pomerado Properties., filed previously on the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.24	Warrant Agreement for 195,000 shares dated June 24, 1999 between the Company and JNC Opportunity Fund Limited, filed previously on the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.25	Warrant Agreement for 137,615 shares dated June 24, 1999 between the Company and Jesup & Lamont Securities Corporation and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.26	Convertible Preferred Stock Purchase Agreement between the Company and JNC Opportunity Fund Limited dated June 24, 1999 and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.27	Registration Rights Agreement between the Company and JNC Opportunity Fund Limited dated June 24, 1999 and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

4.28	Warrant Agreement for an aggregate of 230,946 shares dated October 5,2000 between the Company and the Series C preferred stockholders filed as Exhibit 4.3 on Form S-3, dated November 3, 2000.

4.29	Warrant Agreement for 138,568 shares dated October 5, 2000 between the Company and Jesup and Lamont Securities Corporation filed as Exhibit 4.4 on Form S-3, dated November 3, 2000.

4.30	Convertible Preferred Stock Purchase Agreement between the Company and the Series C preferred stockholders dated October 5, 2000 and filed as Exhibit 4.5 on Form S-3, dated November 3, 2000.

4.31	Registration Rights Agreement between the Company and the Series C preferred stockholders dated October 5, 2000 and filed as Exhibit 4.6 on Form S-3, dated November 3, 2000.

4.32	Form of 12% Secured Promissory Note due December 31, 2002 aggregating $1,000,000 entered into with seven accredited investors (individual notes differ only as to holder and amount) and filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.33	Form of Security Agreement, dated September 28, 2001 by the Company in favor of seven accredited investors.*

4.34	Form of Stock Purchase Warrant exercisable until September 30, 2006 issued to seven accredited investors for an aggregate of 750,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.35	Form of 5% Secured Promissory Note due April 18, 2002 in the amount of $1,200,000 entered into with Immanuel Kant International Limited and filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-3 dated April 23, 2002.

4.36	Form of Security Agreement, dated January 18, 2002 by the Company in favor of Immanuel Kant International Limited and filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-3 dated April 23, 2002.

4.37	Form of Intellectual Property Security Agreement, dated January 18, 2002 by the Company in favor of Immanuel Kant International Limited and filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-3 dated April 23, 2002.

4.38	Form of Amendment No. 1 to 5% Secured Promissory Note due April 18, 2002 in the amount to $1,200,000 entered into on April 17, 2002 with Immanuel Kant International Limited and filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 dated April 23, 2002.

4.38.1	Form of Amendment No. 2 to 5% Secured Promissory Note due April 18, 2002 in the amount to $1,200,000 entered into on April 29, 2002 with Immanuel Kant International Limited. *

10.1	Stock Option Plan adopted by the Company on August 21, 1992 (“1992 Plan”), filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, as amended.

10.2	Stock Option Plan adopted by the Company on September 29, 1994 (“1994 Plan”), filed as Exhibit 10.10 to the Company’s 1995 Form 10-KSB.

10.2.1	First Amendment to Stock Option Plan adopted by the Company on January 26, 1996 and filed previously as Exhibit 10.14.1 to the Company’s Annual Report on Form 10-KSB dated March 31, 1998.

10.2.2	Second Amendment to Stock Option Plan adopted by the Company on September 3, 1997 and filed previously as Exhibit 10.14.2 to the Company’s Annual Report on Form 10-KSB dated March 31, 1998.

10.2.3	Third Amendment to Stock Option Plan adopted by the Company on November 9, 2000 and filed previously as Exhibit B to the Company’s Annual Report on Schedule 14A dated September 22, 2000.

10.3	Employment Agreement dated October 3, 1997 between the Company and Alfred H. Falk.

10.3.1	First Amendment to Employment Agreement between the Company and Alfred H. Falk dated May 19, 1999

10.4	Sublease Agreement between Smith Industries and Aerospace and the Company dated September 1, 2000.

10.5	Manufacturing Agreement between the Company and Eltech Electronics, Inc. dated December 3, 1998.

10.6	License Agreement between the Company and Maycom Co., Ltd., dated January 4, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 24b-2].

10.6	Direct-to-Customer Fulfillment, Storage and Freight Management Agreement between e.Digital and APL Direct Logistics, Ltd. dated August 31, 2001. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 24b-2]. *

21.1	List of subsidiaries.*

23.2	Consent of Ernst & Young LLP.*

*	Filed concurrently herewith.

(b) Reports on Form 8-K.

None. 43

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation By: /s/ ALFRED H. FALK —————————————— Alfred H. Falk Chief Executive Officer

Date: June 26, 2002 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Allen Cocumelli —————————— Allen Cocumelli	Chairman of the Board and Director	June 26, 2002

/s/ Alfred H. Falk —————————— Alfred H. Falk	Chief Executive Officer and Director (principal executive officer)	June 26, 2002

/s/ Jim Collier —————————— Jim Collier	President, Chief Operating Officer and Director”	June 26, 2002

/s/ Ran Furman —————————— Ran Furman	Chief Financial Officer and Secretary (principal Financial and Accounting Officer)	June 26, 2002

/s/ Robert Putnam —————————— Robert Putnam	Vice President and Director	June 26, 2002

/s/ Victor G. Ramsauer —————————— Victor G. Ramsauer	Director	June 26, 2002

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS	F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2002 AND 2001	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
MARCH 31, 2002, 2001 AND 2000	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
MARCH 31, 2002, 2001 AND 2000	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7

F-1

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
e.Digital Corporation and subsidiary

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the years ended March 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e.Digital Corporation and subsidiary at March 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company has experienced substantial operating losses and requires additional sources of financing to fund operations through March 31, 2003. At March 31, 2002, the Company has a working capital deficit of $2,543,657 and a stockholders deficit of $2,013,529. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Note 1 to the consolidated financial statements describes management’s plans to address these matters. The consolidated financial statements do not include any adjustments, which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, during the year ended March 31, 2001, the Company changed its method of accounting for convertible securities.

San Diego, California May 22, 2002	/s/ ERNST & YOUNG LLP

F-2

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS [See Note 1 — Nature of Operations and Basis of Presentation] As at March 31,

	2002 $	2001 $

ASSETS
Current
Cash and cash equivalents	445,219	3,511,506
Certificate of deposit [note 5]	58,696	55,224
Accounts receivable, net of allowance for doubtful
accounts of $73,899 [2001-$nil] [note 3]	618,509	530,014
Inventory, net of allowance for obsolete inventory
of $55,965 [2001-$16,548] [note 7]	910,222	15,786
Prepaid expenses and other	58,084	22,589
Deferred financing charges	31,500	—
Deferred contract charges	91,148	—

Total current assets	2,213,378	4,135,119

Property and equipment [note 9]	364,984	304,770
Intangible assets [note 10]	20,071	55,339
Restricted cash [note 3]	145,073	—

Total assets	2,743,506	4,495,228

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current
Accounts payable, trade	1,527,292	816,738
Other accounts payable and accrued liabilities	308,235	128,174
Accrued lease liability [note 15]	515,000	515,000
Accrued employee benefits	247,902	211,774
Deferred revenue	130,212	17,778
Secured promissory notes [note 11]	2,028,394	—

Total current liabilities	4,757,035	1,689,464

Redeemable preferred stock
Series C, convertible voting preferred stock, $.001 par
value, redeemable at $10,000 plus accrued and unpaid
dividends at 7% cumulative, 400 shares authorized, nil
and 74 outstanding, respectively [note 14]	—	795,895

Total redeemable preferred stock	—	795,895

Commitments and contingencies [notes 4 and 15]

Stockholders’ (deficit) equity
Common stock, $.001 par value, authorized 200,000,000,
132,537,298 and 130,175,406 shares outstanding,
respectively [note 13]	132,537	130,175
Additional paid-in capital [note 11, 13 and 14]	54,628,608	52,834,970
Contributed surplus	1,592,316	1,592,316
Accumulated deficit	(58,366,990)	(52,547,592)

Total stockholders’ (deficit) equity	(2,013,529)	2,009,869

Total liabilities, redeemable preferred stock and
stockholders’ (deficit) equity	2,743,506	4,495,228

See accompanying notes F-3

e.Digital Corporation and subsidiary CONSOLIDATED STATEMENTS OF OPERATIONS [See Note 1 — Nature of Operations and Basis of Presentation]

	2002 $	2001 $	2000 $

Revenues - products [note 4]	1,852,933	1,494,747	387,576
- services [note 4]	564,101	333,265	102,386

	2,417,034	1,828,012	489,962

Cost of revenues - products	2,578,071	1,380,041	328,158
- services	399,909	324,535	133,322

	2,977,980	1,704,576	461,480

Gross profit (loss)	(560,946)	123,436	28,482

Operating expenses
Selling and administrative	2,967,227	2,039,466	1,296,563
Research and related expenditures	2,327,283	1,956,857	1,346,927

Total operating expenses	5,294,510	3,996,323	2,643,490

Operating loss	(5,855,456)	(3,872,887)	(2,615,008)

Other income (expense)
Interest expense	(234,533)	—	(132,213)
Loss on disposal of property and equipment	(2,916)	(8,842)	—
Interest income	57,529	184,361	101,167
Other income [note 6]	242,310	50,990	37,200

Total other income	62,390	226,509	6,154

Loss before provision for income taxes	(5,793,066)	(3,646,378)	(2,608,854)
Provision for income taxes [note 12]	—	—	—

Loss and comprehensive loss for the year	(5,793,066)	(3,646,378)	(2,608,854)
Series C and B preferred stock beneficial conversion feature [note 14]
	—	(3,417,094)	(1,200,000)
Accretion on Series C preferred stock [note 14]	—	(582,905)	—
Inducement warrants	—	—	(1,281,805)
Accretion of the premium of Series C preferred stock [note 14]
	—	(400,000)	—
Accrued dividends on the Series A, B and C preferred stock	(26,332)	(87,668)	(86,872)
Cumulative catch-up adjustment relating to beneficial conversion feature of Series B preferred stock [note 2]
	—	(300,000)	—

Loss attributable to common stockholders for the year	(5,819,398)	(8,434,045)	(5,177,531)

Basic earnings per common share:
Before cumulative effect of accounting changes	(0.04)	(0.06)	(0.05)
Cumulative effect of accounting changes	(0.00)	(0.01)	(0.00)

Net loss per common share	(0.04)	(0.07)	(0.05)

Weighted average number of common shares	130,782,909	127,503,365	114,639,649

Pro-forma amounts assuming the accounting changes are applied retroactively:
Net loss attributable to common stockholders for the year	(5,819,928)	(8,134,045)	(5,177,531)
Net loss per common share	(0.04)	(0.06)	(0.05)

See accompanying notes F-4

e.Digital Corporation and subsidiary CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY [See Note 1 — Nature of Operations and Basis of Presentation]

	Common stock		Additional paid-in capital	Prepaid warrants	Contributed surplus	Accumulated deficit
	Shares	Amount
	#	$	$	$	$	$

Balance, March 31, 1999	97,321,297	97,321	35,229,282	261,047	1,592,316	(38,936,016)

Stock issued on exercise of prepaid warrants	4,493,335	4,493	256,554	(261,047)	—	—
Stock issued for services	98,867	99	94,730
Stock issued on exercise of stock options	3,801,184	3,801	639,349	—	—	—
Stock issued on conversion of Series A preferred stock
	4,006,995	4,007	342,968	—	—	—
Stock issued on conversion of Series B preferred stock
	2,053,049	2,053	2,554,211	—	—	—
Series B preferred stock beneficial conversion feature
	—	—	1,200,000	—	—	(1,200,000)
Value assigned to 137,615 warrants granted in connection with issuance of Series B preferred stock
	—	—	275,000	—	—	—
Stock issued on exercise of warrants	9,113,684	9,114	2,575,076	—	—	—
Exercise of cashless warrants	872,771	873	(873)	—	—	—
15% Promissory note principal applied to warrant exercise
	4,500,000	4,500	445,500	—	—	—
Inducement warrants issued	—	—	1,281,805	—	—	(1,281,805)
Loss for the year	—	—	—	—	—	(2,608,854)
Accrued dividends on the Series A and B preferred stock
	—	—	—	—	—	(86,872)

Balance, March 31, 2000	126,261,182	126,261	44,893,602	—	1,592,316	(44,113,547)

Stock issued on exercise of stock options	1,127,816	1,128	185,294	—	—	—
Stock issued on conversion of Series A preferred stock
	267,074	267	22,572	—	—	—
Stock issued on conversion of Series C preferred stock
	2,469,334	2,469	3,390,553	—	—	—
Cumulative catch-up adjustment relating to beneficial conversion feature of Series B preferred stock
	—	—	300,000	—	—	(300,000)
Series C preferred stock beneficial conversion feature	—	—	3,417,094	—	—	(3,417,094)
Value assigned to 230,946 warrants granted in connection with issuance of Series C preferred stock
	—	—	582,905	—	—	—
Accretion on Series C preferred stock	—	—	—	—	—	(582,905)
Stock based compensation expense	—	—	38,000	—	—	—
Accretion of premium on Series C preferred stock	—	—	—	—	—	(400,000)
Stock issued on exercise of warrants	50,000	50	4,950	—	—	—
Loss for the year	—	—	—	—	—	(3,646,378)
Accrued dividends on the Series C preferred stock	—	—	—	—	—	(87,668)

Balance, March 31, 2001	130,175,406	130,175	52,834,970	—	1,592,316	(52,547,592)

Stock issued on exercise of stock options	500,000	500	45,000	—	—	—
Stock issued on exercise of warrants	779,280	780	240,823	—	—	—
Stock issued on conversion of Series C preferred stock
	912,612	912	821,315	—	—	—
Shares issued for services	170,000	170	202,430	—	—	—
Value assigned to 850,000 warrants granted in connection with issuance of the 12% SP Notes
	—	—	459,470	—	—	—
Stock based compensation expense	—	—	24,600	—	—	—
Loss for the year	—	—	—	—	—	(5,793,066)
Accrued dividends on the Series C preferred stock	—	—	—	—	—	(26,332)

Balance, March 31, 2002	132,537,298	132,537	54,628,608		1,592,316	(58,366,990)

See accompanying notes F-5
e.Digital Corporation and subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS [See Note 1 — Nature of Operations and Basis of Presentation]

	2002 $	2001 $	2000 $

OPERATING ACTIVITIES
Loss for the year	(5,793,066)	(3,646,378)	(2,608,854)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation and amortization	162,718	85,142	58,242
Loss on disposal of property and equipment	2,916	8,842	—
Professional services paid by issuance of common stock	—	—	94,829
Stock issued as payment to supplier	202,600	—	—
Warrants issued as finders fee	53,734	—	—
Gain on sale of investment	(30,124)	—	—
Accrued interest and accretion relating to secured promissory notes	234,130	—	—
Non-cash interest expense	—	—	82,499
Stock based compensation expense	24,600	38,000	—
Changes in assets and liabilities:
Accounts receivable, trade	(88,495)	(257,282)	(211,939)
Amounts receivable on research and development contract	—	—	92,725
Inventory	(894,436)	63,813	(32,692)
Prepaid expenses and other	(35,495)	(14,130)	502
Deferred contract charges	(91,148)	—	—
Accounts payable, trade	710,554	245,637	(26,852)
Other accounts payable and accrued liabilities	80,061	100,952	(16,904)
Accrued lease liability	—	—	(22,934)
Accrued employee benefits	36,128	57,463	43,116
Deferred revenue	112,434	—	—

Cash used in operating activities	(5,312,889)	(3,317,941)	(2,548,262)

INVESTING ACTIVITIES
Purchase of property and equipment	(90,580)	(244,217)	(125,497)
Proceeds from sale of investment	30,124	—	—
Purchase of intangibles	—	(58,150)	—
Increase in restricted cash	(145,073)	—	—
Increase in certificate of deposit	(3,472)	(55,224)	—

Cash used in investing activities	(209,001)	(357,591)	(125,497)

FINANCING ACTIVITIES
Repayment of term note payable	—	—	(126,181)
Repayment on 15% promissory notes payable	—	—	(50,000)
Proceeds from issuance of SP Notes	1,000,000	—	—
Proceeds from issuance of 5% SP Notes	1,200,000	—	—
Proceeds from sale of Series B preferred stock, net of issuance costs	—	—	2,750,000
Proceeds from sale of Series C preferred stock, net of issuance costs	—	3,701,250	—
Proceeds from exercise of warrants	241,603	5,000	2,584,190
Proceeds from exercise of stock options	45,500	186,422	643,150
Deferred financing charge	(31,500)	—	—

Cash provided by financing activities	2,455,603	3,892,672	5,801,159

Increase (decrease) in cash and cash equivalents during the year	(3,066,287)	217,140	3,127,400
Cash and cash equivalents, beginning of year	3,511,506	3,294,366	166,966

Cash and cash equivalents, end of year	445,219	3,511,506	3,294,366

See accompanying notes

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation, (the “Company”) is incorporated under the laws of Delaware. The Company offers engineering partnerships to electronics companies to create portable digital devices that can link to personal computers and the Internet. The Company markets to Original Equipment Manufacturers complete reference designs and technology platforms with a focus on digital music and voice player/recorders.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $58,366,990 at March 31, 2002 [2001 — $52,547,592]. At March 31, 2002, the Company had a working capital deficiency of $2,543,657. Substantial portions of the losses are attributable to marketing costs of the Company’s new technology and substantial expenditures on research and development of technologies. Since March 31, 2001, the Company has experienced substantial reduction in cash, projected revenues and increased costs that adversely affect the Company’s current results of operations and liquidity. The Company’s operating plans, including its plans to brand and sell its own line of digital audio products, require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) branding and selling the Company’s line of digital audio products; (b) expanding sales and marketing to additional OEM customers and markets; (c) controlling overhead and expenses; and (d) raising additional capital and/or financing.

There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing.

On February 6, 2002, the Company filed a “shelf” registration statement on Form S-3, No. 333-82272 (the “Registration Statement”) to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities & Exchange Commission on April 29, 2002. On April 30, 2002, the Company sold 2,830,189 shares of common stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, the Company sold 2,105,264 shares of common stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses.

The Company is actively seeking additional equity financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, certificate of deposit, restricted cash, accounts receivable, accounts payable trade, other accounts payable and accrued liabilities, accrued lease liability, accrued employee benefits, redeemable preferred stock and secured promissory notes. Management has determined that the carrying value of cash and cash equivalents, certificate of deposit, restricted cash, accounts receivable, accounts payable trade and other accounts payable and accrued liabilities and accrued employee benefits approximate their fair value due to their short term nature. Management has determined that the carrying value of the redeemable preferred stock and secured promissory notes approximates its fair value based on discounted cash flows at market rates. The fair value of the accrued lease liability is not readily determinable as it has no fixed repayment terms.

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

Loss per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of an entity. As at March 31, 2002, stock options, warrants and redeemable convertible preferred stock exercisable into 7,429,412 [2001 — 7,838,650] [2000 — 7,355,251] shares of common stock were outstanding. These securities were not included in the computation of diluted earnings (loss) per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

Revenue recognition

The Company recognizes license revenue and product revenue upon shipment of a product to the customer, FOB destination or FOB shipping point depending on the specific contract term, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. With some of the Company’s consumer electronics retailers, the Company does not meet the criteria for revenue recognition upon shipment and therefore only recognizes the revenue as the product is sold through the Company’s customer to the ultimate end-user. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

Research and development contract revenue on long-term projects is recognized on the percentage of completion method if reasonable estimates of the costs and revenues can be determined for each of the milestones; otherwise, the revenues are recognized when the service or product is delivered. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned.

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

Intangible assets

Intangible assets include third party costs relating to obtaining patents, which are deferred when management is reasonably certain the patent will be granted. Such costs are amortized to operations over the life of the patent. If management determines that development of products to which patent costs relate is not reasonably certain, or that deferred patent costs exceed net recoverable value, such costs are charged to operations. Intangible assets also include website development costs incurred during the application development stage of the Company’s website which have been capitalized and are amortized over a two year period on the straight-line method. All other patent and website related costs are charged to operations when incurred.

Advertising

Advertising costs are charged to expense as incurred. The Company expensed $116,488, $38,490 and $6,443 for the years ending March 31, 2002, 2001 and 2000, respectively.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

Shipping and handling costs

Amounts paid by customers for shipping and handling are included in product revenues. Actual shipping and handling costs are included in product cost of revenues.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

Stock based compensation

The Company accounts for stock-based employee and non-employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123.” The fair value of stock options granted to non-employees is determined using the Black-Scholes option pricing model. The Company recorded compensation expense of $24,600 for options issued to a consultant in the year ended March 31, 2002 [2001 — $nil]. Any stock compensation calculated is amortized over the vesting period of the individual options, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method of amortization.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2002, 2001 and 2000, there were no material differences between comprehensive income and net loss for the year.

Software development costs

The Company accounts for software development costs in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and related expenditures in the accompanying consolidated statements of operations.

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

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company expects to adopt FAS 141 and FAS 142 as of April 1, 2002 and does not expect that the adoption of the Statements to have a significant impact on the Company’s financial position and results of operations

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of April 1, 2002 and does not believe it will have a material impact on the Company’s financial position and results of operations.

Change in accounting policy

The Company has adopted Emerging issues Task Force Issue No. 00-27 (EITF 00-27), “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments,” which is effective for all such instruments. This Issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified previously issued convertible preferred stock to reflect this Issue.

The beneficial conversion feature has been calculated by allocating the proceeds received in the financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price as a result of the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the term of the instruments to the fair value of the stock at the commitment date. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catch-up adjustment $300,000 with respect to Series B stock which increases additional paid-in capital and accumulated deficit at March 31, 2002 and increases the loss per share at March 31, 2001.

3. CREDIT RISK

Financial instruments totaling $1,267,497 [2001 — $4,096,744] which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, certificate of deposit, accounts receivable and restricted cash. The Company maintains cash and cash equivalents with two financial institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Amounts owing from three major customers comprise approximately 30%, 30% and 24%, respectively of accounts receivable at March 31, 2002. Amounts owing from one customer accounted for approximately 98% of accounts receivable at March 31, 2001.

4. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two major customers comprised approximately 35% and 14% of revenues respectively in fiscal 2002 [2001 — one customer comprised 90%] [2000 — one customer comprised 90%]. As at December 31, 2001, the Company satisfied its contractual obligations to one of its significant customers and has not received any additional purchase orders. The Company’s agreement with this customer has not been renewed and it expects no additional sales from this customer.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

The Company has supply agreements with three suppliers for the production of its products. The Company has no other significant suppliers.

The Company purchases most of its Microdrive, Compact Flash and hard drive storage media from one distributor. Purchases from this distributor accounted for approximately 29% of total Company purchases in fiscal 2002.

The provision for doubtful accounts receivable at March 31, 2001 was $nil. During the year ended March 31, 2002, management increased the provision for doubtful accounts by $73,899, and recorded no discount in the provision, and accordingly, the provision for doubtful accounts receivable at March 31, 2002 is $73,899.

5. CERTIFICATE OF DEPOSIT

The Company is required to segregate and maintain a certificate of deposit as security for corporate credit cards. As at March 31, 2002, the balance in this restricted certificate of deposit is $58,696 [2001 — $55,224], bearing interest at 1.97% [2001 — 5.25%]and maturing on February 22, 2003.

6. OTHER INCOME

Other Income of $242,310 [2001 — $50,990] is comprised primarily of $212,000 reversal of amounts originally accrued in accounts payable that arose in the normal course of business for services rendered to the Company or goods delivered to the Company that were approximately five to seven years old and $30,124 gain from the sale of investments which had previously been written down to $nil.

7. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.

	March 31, 2002 $	March 31, 2001 $

Finished goods	805,400	—
Raw materials	104,822	15,786

	910,222	15,786

At March 31, 2001 the provision for inventory obsolescence was $16,548. During the year ended March 31, 2002, the provision was increased by $39,417 without a reduction in the opening provision, and accordingly the provision for inventory obsolescence at March 31, 2002 amounted to $59,965.

E.DIGITAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002

8. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:

	2002 $	2001 $	2000 $

Non-cash financing activities:
Professional services paid through the reduction of a warrant
exercise price and the issuance of common stock	—	—	94,829
Stock based compensation expense	—	38,000	—
Common stock issued on conversion of Series A preferred stock	—	22,839	346,975
Common stock issued on conversion of Series B preferred stock	—	—	3,079,572
Common stock issued on conversion of Series C preferred stock	822,227	3,393,022	—
Value assigned to 137,615 warrants granted in connection
with the issuance of the Series B preferred stock	—	—	275,000
Deemed dividend on 195,000 warrants granted in connection
with issuance of Series B preferred stock	—	—	390,000
Agent warrants granted in connection with the issuance
of Series C preferred stock	—	450,346	—
Value assigned to 230,946 warrants granted in connection
with the issuance of Series C preferred stock	—	582,905	—
Value assigned to 850,000 warrants granted in connection
with the issuance of the 12% SP Notes	459,470	—	—
Accrued dividends on Series A, B, and C preferred stock	26,332	87,668	86,872
Common stock issued on exercise of prepaid warrants	—	—	261,047
15% Promissory note principal applied to warrant exercise	—	—	450,000
Cash payments for interest were as follows:
Interest	403	—	49,714
Taxes	—	—	—

9. PROPERTY AND EQUIPMENT

	Cost $	Accumulated depreciation and amortization $	Net book value $

2002
Computer hardware and software	189,722	99,152	90,570
Furniture and equipment	79,595	50,144	29,451
Machinery and equipment	114,969	55,616	59,353
Leasehold improvements	174,960	113,264	61,696
Testing equipment	13,198	13,198	—
Tooling (1)	130,029	6,115	123,914

	702,473	337,489	364,984

2001
Computer hardware and software	143,953	72,246	71,707
Furniture and equipment	76,038	42,362	33,676
Machinery and equipment	108,261	44,494	63,767
Leasehold improvements	173,359	47,565	125,794
Testing equipment	16,916	7,090	9,826

	518,527	213,757	304,770

F-13

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

(1) The Company has recorded an addition of $100,000 in tooling with respect to an obligation under a contract to contribute the overall tooling cost at a contract manufacturer. The Company does not own the tooling equipment, which at March 31, 2002 had a cost of $100,000 [2000 — $nil] and a net book value of $100,000 [2000 — $nil].

10. INTANGIBLE ASSETS

	Cost $	Accumulated amortization $	Net book value $

2002
Website development costs	43,150	27,756	15,394
Patents	39,409	34,732	4,677

	82,559	62,488	20,071

2001
Website development costs	43,150	5,977	37,173
Patents	39,409	21,243	18,166

	82,559	27,220	55,339

11. SECURED PROMISSORY NOTES

[a]	12% Promissory Notes

On September 28, 2001, the Company issued 12% Secured Promissory Notes (“SP Notes”) for gross cash proceeds of $1,000,000 to certain investors. The SP Notes mature December 31, 2002 and are secured by the Company’s accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date. All of the holders of the SP Notes subsequently have agreed to subordinate their rights in favor of the rights granted of the holder of the 5% Secured Promissory Note (“5% SP Note”) so long as the 5% SP Note is outstanding.

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

In the event the Company offers shares of its common stock or securities convertible into shares of Common Stock in connection with an equity financing, each note holder shall have the right and option, at any time prior to the maturity date, subject to and upon compliance with the provisions and the terms of the equity offering document, to convert the unpaid principal amount of each SP Note and accrued unpaid interest into shares of the Common Stock being offered at a conversion price equal to the offering price of the Common Stock in effect at the time of conversion. As at March 31, 2002, accrued interested totaled $60,491 [2001 — $nil].

E.DIGITAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002
[b]	5% Secured Promissory Note

On January 18, 2002, the Company issued a 5% Secured Promissory Note (“5% SP Note”) for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and is secured by all assets of the Company including, without limitation, the Company’s intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000, (ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000. As at March 31, 2002, accrued interest totaled $11,343 [2001 — $nil].

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $2,034,000 [2001 — $242,000] has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company’s deferred tax liabilities and assets as of March 31, are as follows:

	2002 $	2001 $

Deferred tax liabilities
Tax over book depreciation	21,000	30,000

Total deferred tax liabilities	21,000	30,000

Deferred tax assets
Net operating loss carryforwards	14,999,000	12,273,000
Other	463,000	357,000

Total deferred tax assets	15,462,000	12,630,000
Valuation allowance for deferred tax assets	15,441,000	(12,600,000)

Net deferred tax assets	21,000	30,000

Net deferred tax balance	—	—

The net provision for income taxes in 2002 and 2001 is $nil as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

	Liability method

	2002%	2001%	2000%

U.S. federal statutory rate	35.0	35.0	35.0
U.S. federal net operating loss rate	(35.0)	(35.0)	(35.0)

Effective rate on operating loss	—	—	—

The Company has U.S. federal net operating loss carryforwards available at March 31, 2002 of approximately $41,430,000 [2001 — $33,479,000] which will begin to expire in 2006. The Company has state net operating loss carryforwards of $8,661,000 [2001 — $9,657,000] which will expire as follows: $1,528,000 in 2003; $1,377,000 in 2004; $1,272,000 in 2005; $1,781,000 in 2006 and $2,703,000 in 2007. The difference between federal and state net operating loss carryforwards is due to the 50% limitation of California loss carryforwards and to expiring California carryforwards.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

13. CAPITAL STOCK

Authorized capital

The authorized capital of the Company consists of 200,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $.001 per share.

Common stock

The issued common stock of the Company consisted of 132,537,298 and 130,175,406 common shares as of March 31, 2002 and March 31, 2001, respectively.

Stock options

The Company maintains two stock option plans. The 1992 Stock Option Plan is a non-qualified stock option plan, which entitles certain directors and key employees to purchase common shares of the Company. A maximum of 10% of outstanding common shares are authorized for grant under the Plan. Options are granted at a price not less than fair market value at the date of grant, and are subject to approval of the Board of Directors. The 1994 Stock Option Plan entitles certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and approved by stockholders on July 25, 1996, January 5, 1998 and November 9, 2000. The 1994 Plan provides for the granting of options that either qualify for treatment as incentive stock options or non-statutory stock options.

During 2002, 1,085,000 [2001 — 1,714,000] options were granted at exercise prices ranging from $1.02 to $2.00 [2001 — $1.75 to $5.46] per share. Options granted during 2002 and 2001 were under the 1994 Stock Option Plan. The following table summarizes stock option transactions:

	Shares #	Weighted average exercise price $

Balance, March 31, 2000	5,972,816	2.7867
Granted	1,714,000	3.0374
Exercised	(1,127,816)	0.1652
Forfeited	(295,000)	2.9980
Cancelled	(535,000)	5.4600

Balance, March 31, 2001	5,729,000	3.1172

Granted	1,085,000	1.2824
Exercised	(500,000)	0.1000
Forfeited	(248,250)	3.5592
Cancelled	(150,000)	5.4600

Balance, March 31, 2002	5,915,750	2.9578

F-16

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

The following table summarizes the number of options exercisable at March 31, 2002 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices $	Number outstanding at March 31, 2002 #	Number exercisable at March 31, 2002 #	Weighted average exercise price $	Weighted average remaining contractual life	Weighted average exercise price of options exercisable at March 31, 2002 $

0.0875 to 1.7	2,587,500	1,729,162	0.8255	2.43 years	0.6237
2.00 to 2.6	712,000	384,004	2.2723	3.45 years	2.2913
4.09 to 5.4	2,616,250	2,290,706	5.2532	1.90 years	5.2238

	5,915,750	4,403,872

The options generally vest over a period of two to three years.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for stock options granted to employees. Had compensation cost for the stock option plans been determined based on the fair market value at the grant date for awards during fiscal 2002, consistent with the provisions of SFAS No. 123, the Company’s loss and loss per share for the years ended March 31, 2002, 2001 and 2000 would have been increased as follows:

	2002 $	2001 $	2000 $

Loss attributable to common stockholders before
cumulative accounting change	(5,819,398)	(8,134,045)	(5,177,531)
Additional compensation expense	(5,183,186)	(5,297,669)	(1,173,904)

Pro forma loss attributable to common stockholders
before cumulative accounting change	(11,002,584)	(13,431,714)	(6,351,435)
Cumulative accounting change	—	(300,000)	—
Pro forma loss per share	(0.08)	(0.11)	(0.06)

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0% [2001 — 0%] [2000 – 0%]; expected volatility of 1.00 [2001 — 1.13] [2000 — 1.92 to 2.03] a risk free interest rate of 5.0% [2001 – 6.0%] [2000 — 6.0%] and an expected life of 2.5 years [2001 — 2.5 years] [2000 — 1 month to 3 years]. The following table summarizes the weighted average fair value of the stock options granted during the year:

Weighted average fair value of options $

Exercise price is equal to the fair market price of the	1.28
stock on the grant date

The 2000 Employee Stock Compensation Plan

In August 2000, the Board of Directors adopted the Company’s 2000 Employee Stock Compensation Plan (the “Plan”) authorizing the issuance of 250,000 shares of the Company’s Common Stock. The Plan is intended to provide equity incentives to recruit and retain employees. The Plan provides for stock compensation through grants of the Company’s

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

Common Stock. Awards of shares may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee in exchange for cash, property, services rendered or other lawful forms of consideration. Shares awarded other than for services rendered will not be sold at less than fair market value. Unless sooner terminated, the Plan will terminate on November 9, 2003. As at March 31, 2001, no shares have been issued under the Plan.

Share warrants

The Company has outstanding share warrants as of March 31, 2002, granted in connection with private placements and convertible notes payable, entitling the holders to purchase one common share for each warrant held as follows:

Number of warrants	Exercise price $	Expiration date

500,000	$0.10	June 12, 2003
161,662	$0.75	October 5, 2005
850,000	$0.75	September 30, 2006

1,511,662

In connection with the issuance of the Series C Stock in October 2000, the Company had issued warrants with an exercise price $5.20. During 2002, 369,514 warrants which were issued to the investors and a placement agent in connection with the Series C Stock with an original exercise price of $5.20 were repriced to $0.75. No compensation expense was recorded with respect to the repricing of the warrants. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the exercise price of the warrants issued in conjunction with sale of the SP Notes. No other terms of the warrants were effected. During 2002, 207,852 of these warrants were exercised for gross proceeds of $155,889. In addition, 571,428 warrants were exercised for gross proceeds of $85,714 in the year ended March 31, 2002. Subsequent to March 31, 2002, 161,662 warrants which were issued to the investors and a placement agent in connection with the Series C Stock were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of $1,500,000 of common shares in May 2002. On June 7, 2002, the 161,662 warrants were repriced again from $0.53 to $0.38 triggered by the sale of $850,000 of common shares in June 2002.

During the year ended March 31, 2000, the Company issued 1,453,570 additional warrants to existing warrant holders to induce them to exercise outstanding warrants. The fair value of the additional warrants was determined using the Black-Scholes Option pricing model and amounted to $1,281,805, which has been recorded as a charge to retained earnings. The option pricing assumptions include a dividend yield of 0%; expected volatility of ranges of 1.60 to 1.80; a risk free interest rate of 6%; and an expected life of 1.5 years.

Common stock issued for services

During the year ended March 31, 2002, the Company issued 170,000 [2001 — nil] [2000 – 98,867] shares of common stock, based on quoted market prices, to third parties as consideration for the fair value of services provided to the Company.

14. REDEEMABLE PREFERRED STOCK

Series A

The Company is authorized to issue 5,000,000 shares of $.001 par value preferred stock in one or more series from time to time by action of the Board of Directors. During September 1997, the first series, consisting of up to 100,000 shares, was designated by the Board of Directors as Series A (the “Series A stock”). During September and October 1997, the Company sold 99,500 shares of Series A stock at $10 per share for gross proceeds of $995,000 and net proceeds of $962,500. The Series A stock has voting rights equal to the number of shares of common stock into which the Series A stock is convertible. Dividends of 8% ($0.4036 per share) per annum are cumulative and may be payable in cash or shares of common stock, at the Company’s election. The Series A stock has a liquidation preference of $10 per share,

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

plus accrued and unpaid dividends, with no participation after the preference is paid.

During 1999, a total of 38,300 of Series A stock and accrued dividends were converted into 8,466,565 shares of common stock.

Each share of Series A stock is convertible into shares of common stock computed by dividing $10 plus accrued and unpaid dividends by the lesser of (i) $0.0875 or (ii) 80% of the average closing bid price for the common stock for the ten trading days immediately following any and each distribution in shares, subdivision, split-up, combination, reclassification or other change in common stock. The Company is required to redeem the Series A stock on September 1, 2000 and upon the occurrence of certain other events. The Company may redeem the Series A stock earlier only if there are sufficient shares available for conversion of the Series A stock. The redemption price is $10 per share plus accrued and unpaid dividends if there are sufficient shares available for the conversion of the Series A stock, otherwise the redemption price is equal to the greater of (i) $10 per share plus accrued interest and unpaid dividends or (ii) an amount equal to a five day market price multiplied by the number of common shares into which the Series A stock would be convertible if shares were authorized, plus a 10% premium.

During the fiscal year ended March 31, 2001, the 1,900 shares of Series A stock and accrued dividends were converted into 267,074 shares of Common Stock. During the year ended March 31, 2000, 30,600 shares of Series A stock and accrued dividends were converted into 4,066,695 shares of common stock.

Series B

On June 25, 1999, the Company issued 300, 7% Series B convertible preferred stock (the “Series B stock”), par value $.001, for cash of $10,000 per share and gross proceeds of $3,000,000. Dividends of 7% per annum are cumulative and are payable, with certain exceptions, either in cash or in shares of common stock at the election of the Company. The dollar amount of Series B stock, is convertible into fully paid and no assessable shares of common stock of the Company at a conversion price which is the lower of (i) $2.00 per share or (ii) a per share amount computed on each of two adjustment dates (30 and 60 days after registration of the underlying shares), but not less than $1.50 per share except as may be subsequently modified as a consequence of certain possible penalties and other adjustments. The conversion price on the two adjustment dates is computed at a premium to the average of the three lowest of the ten day closing bid market prices prior to and including each adjustment date. On September 8, 1999, the adjusted conversion price was determined to be $1.50 in accordance with the terms of the agreement set out above. The adjusted conversion price resulted in a beneficial conversion feature in the amount of $1,200,000 because the adjusted conversion price was less then the fair market value of the common stock when the preferred shares were issued. This has been recorded as a beneficial conversion feature on the issuance of the Series B stock and increases the loss attributable to common stockholders and the resulting loss per share for the year ended March 31, 2000.

The Series B stock was redeemable in certain instances at the Company’s option and at the holder’s election upon the occurrence of certain triggering events. The Series B stock was subject to automatic conversion on June 24, 2002, subject to certain conditions.

In connection with the Series B stock financing, the Company incurred placement agent fees and legal and related costs of approximately $250,000 and issued warrants to purchase 137,615 common shares of the Company with an exercise price of $3.27 per share until June 24, 2004. The fair value of the warrants granted was estimated at $275,000 on the date of the grant using the Black-Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.844 and an expected life of 5 years. This amount was been recorded as a cost of issuance by reducing Series B stock capital and increasing common stock additional paid in capital.

In addition, in connection with the issuance of the Series B stock, the Company issued to the Series B stockholders, warrants to purchase 195,000 shares of Common Stock at $2.40 per share until June 24, 2004. The fair value of the warrants granted was estimated at $390,000 on the date of the grant using the Black-Scholes options pricing model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.844 and an expected life of 5 years. A portion of the proceeds received, allocated to the warrants, has been recorded as an increase in common stock additional paid in capital. During the year ended March 31, 2000, all 300 shares of Series B stock and

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

accrued dividends of $79,572 were converted, in accordance with the terms of the Series B stock agreement, into 2,053,049 shares of common stock.

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

The gross proceeds of $4,000,000 have been allocated to the redeemable Series C stock and the warrants based on the relative fair value of each security at the time of issuance. Accordingly, $3,417,094 was allocated to the redeemable Series C stock and $582,905 was allocated to the warrants. The fair value of the warrants granted was estimated using the Black-Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.6602 and an expected life of 2.5 years. The minimum redemption premium of $400,000 on the redeemable Series C stock and the $582,905 discount from their stated value resulting from the warrants, have been accrued and recorded as an immediate charge to losses attributable to common stockholders to reflect the preferred stock at fair value. The warrant holders have the option to receive shares of Common Stock equal to the number of warrants multiplied by the difference between the average of the closing sale prices of the Common Stock for the five trading days immediately prior to the date of exercise and the exercise price of the warrants, divided by the exercise price of the warrants.

The terms of the Series C stock provide the holders with an “in-the-money” variable conversion rate. A beneficial conversion feature on the Series C stock was calculated at issuance based on the difference between the effective conversion price of the allocated proceeds and the market price of the Company’s common stock on the date of issuance. The original amount of the beneficial conversion feature was $335,792 at inception, however, because of the variability of the conversion ratio, it is remeasured each reporting period until conversion, extinguishment or maturity, subject to the maximum proceeds allocated to the Series C stock. As at March 31, 2001, the beneficial conversion feature amounted to $3,417,095 and has been presented as a charge to losses attributable to common stockholders over the term, amortized over the period to the earliest conversion date.

In connection with the Series C stock financing, the Company incurred placement agent fees and legal and related costs of approximately $300,000 and issued warrants to purchase 138,568 shares of Common Stock at $5.20 per share until October 5, 2005 as a placement agent fee. The fair value of the warrants granted was estimated at $450,346 on the date of the grant using the Black-Scholes options price model with the following assumptions: no dividend yield; risk free interest rate of 6%, expected volatility of 1.6602 and an expected life of 2.5 years. The amount was recorded as a financing fee within Additional Paid-in Capital. The warrant holders have the option to receive shares of Common Stock equal to the number of warrants multiplied by the difference between the average of the closing sale prices of the Common Stock for the five trading days immediately prior to the date of exercise and the exercise price of the warrants, divided by the exercise price of the warrants. If the Company at any time, while the warrants are outstanding, issues shares of common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of common stock, entitling any person to acquire shares of common stock at a price less than the exercise price of the warrants, then at the sole option of the holder, the exercise price shall be adjusted to mirror the conversion, exchange or purchase price for such common stock equivalents.

During the year ended March 31, 2001, 326 shares of Series C stock and accrued dividends were converted into 2,469,334 shares of Common Stock. During the year ended March 31, 2002, the remaining 74 shares of the Series C stock and accrued dividends were converted into 912,612 shares of Common Stock.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

15. COMMITMENTS AND CONTINGENCIES

The Company has entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724 ($145,073 at March 31, 2002) and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services which will be drawn down upon submission of invoices from APL. As of March 31, 2002 the Company had a balance in prepaid freight of $24,608. The Company also paid APL Direct Logistics $14,000 for initial integration and implementation expenses. The Company’s minimum monthly commitment, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase. The Company relies on APL Direct Logistics to provide product fulfillment and customer support services for e.Digital branded products. Failure or delay by APL Direct Logistics to provide multi-channel sales, fulfillment, and after-sale support services for the Company’s products could adversely affect the Company’s ability to deliver products and provide customer and product support services on a timely and competitive basis.

The Company relies on Maycom Co., Ltd, and Digitalway Co, Ltd. for the manufacture and assembly of its MXP 100, TREO 10 and Odyssey products, respectively. The Company depends on its contract manufacturers to (i) allocate sufficient capacity to its manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company’s business, financial condition and operating results may be materially and adversely affected. Any failure in performance by these manufacturers for any reason could have a material adverse affect on the Company’s business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company has no supply agreements with component suppliers and, accordingly, is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company’s ability to deliver products on a timely and competitive basis in the future.

On March 25, 2002, the Company entered into a supply agreement and has agreed in good faith to purchase a minimum of approximately $5.96 million of product in the twelve-month period from initial order date.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for goods and services delivered to the Company and were recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately five years old. The amount owing to the vendor is still due but as the Company has had no contact with the vendor, the amount may not require payment. Accordingly, the accrued lease liability reflects management’s best estimate of the amount that may be due. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

The Company maintains a credit card facility of up to $50,000 for corporate credit cards and a $129,000 facility for a standby letter of credit.

Facility lease

On July 11, 1997, the Company entered into a three-year joint lease agreement with American Technology Corporation, for property located in San Diego, California. In September 2000, the Company amended the three-year lease to become an independent lessee and acquired an additional 1,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments will increase to $16,606 beginning in August 1, 2002. Office rent expense recorded by the Company for the year ended March 31, 2002, was $191,859 [2001 — $174,793] [2000 — $111,562].

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

The total operating lease obligations under the lease for office space is $263,132 of which the Company’s minimum commitments is as follows:

$

2002	196,710
2003	66,422

263,132

16. PREPAID WARRANTS

During 2000, the holders of prepaid warrants, issued in 1997 for cash, converted the remaining balance of $261,047 of prepaid warrants into 4,493,335 common shares of the Company at a conversion price of $0.0875.

The fixed conversion price of $0.0875 per share may be adjusted down (i) to 80% of the market price following certain changes in the Company’s common stock including a reverse stock split, and (ii) to the price at which new securities are issued if at a price below $0.0875 per share.

In determining the number of shares of common stock to be issued upon exercise, the Company adjusts the face value of the prepaid warrants upward to reflect penalties and the 7% annual discount.

17. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan covering eligible employees. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the year ended March 31, 2002, the Company made $7,992 [2001 — $6,909] [2000 — $nil] in matching contributions.