Form 10-Q
period 2002-06-30
E DIGITAL CORP
filed 2002-08-14
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
YES |X|   NO |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 (Class)	138,065,251 (Outstanding at August 6, 2002)

e.DIGITAL CORPORATION

INDEX Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

Consolidated Balance Sheets as of June 30, 2002 and and March 31, 2002	3

Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001	4

Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001	5

Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES	18

Part I. Financial Information Item 1. Financial Statements: e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED) [Note 1 - Nature of Operations and Basis of Presentation]

	June 30, 2002 $	March 31, 2002 $
ASSETS
Current
Cash and cash equivalents	223,108	445,219
Certificate of deposit	59,073	58,696
Accounts receivable, trade, less allowance of $73,899 and $73,899
for doubtful accounts, respectively [note 9]	473,061	618,509
Inventory net of allowance for obsolete inventory of $218,237 and
$55,965 respectively [note 6]	990,978	910,222
Prepaid expenses and other	118,754	58,084
Deferred financing charges	139,303	31,500
Deferred contract charges	63,092	91,148

Total current assets	2,067,369	2,213,378

Property and equipment, net of accumulated depreciation of
$389,891 and $352,510, respectively	349,853	364,984
Intangible assets, net of accumulated amortization of
$53,491 and $47,468, respectively	14,608	20,071
Restricted Cash [note 8]	145,435	145,073

Total assets	2,577,265	2,743,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable, trade	1,421,583	1,527,292
Other accounts payable and accrued liabilities	243,165	308,235
Accrued lease liability [note 7]	515,000	515,000
Accrued employee benefits	132,932	247,902
Deferred revenue	134,222	130,212
Secured promissory notes [note 3]	1,786,174	2,028,394

Total liabilities	4,233,076	4,757,035

Commitments and Contingencies [note 1, 7 and 10]

Stockholders’ deficit [note 4]
Common stock, $0.001 par value, authorized 200,000,000,
137,472,751 and 132,537,298 shares outstanding, respectively	137,472	132,537
Additional paid-in capital	56,923,673	54,628,608
Contributed surplus	1,592,316	1,592,316
Accumulated deficit	(60,309,272)	(58,366,990)

Total stockholders’ deficit	(1,655,811)	(2,013,529)

Total liabilities and stockholders’ deficit	2,577,265	2,743,506

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [Note 1 - Nature of Operations and Basis of Presentation]

	For the three months ended June 30,
	2002 $	2001 $
Revenues:
Products [note 11]	484,502	626,528
Services [note 11]	67,005	42,751

	551,507	669,279

Cost of revenues:
Products	920,526	496,751
Services	65,416	20,532

	985,942	517,283

Gross profit (loss)	(434,435)	151,996

Operating expenses:
Selling and administrative	987,263	490,428
Research and related expenditures	384,155	691,935

Total operating expenses	1,371,418	1,182,363

Operating loss	(1,805,853)	(1,030,367)

Other income (expense):
Interest income	1,036	30,531
Interest expense	(204,479)	—
Loss on disposal of asset	—	(2,916)
Other income	67,014	30,124

Other income (expense)	(136,429)	57,739

Loss and comprehensive loss for the period	(1,942,282)	(972,628)

Accrued dividends on the Series C Preferred stock	—	(13,094)

Loss attributable to common stockholders [note 2]	(1,942,282)	(985,722)

Loss per common share - basic and diluted [note 2]	(0.01)	(0.01)

Weighted average common shares outstanding	134,989,692	130,175,406

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [Note 1 - Nature of Operations and Basis of Presentation]

	For the three months ended June 30,
	2002 $	2001 $
OPERATING ACTIVITIES
Loss for the period	(1,942,282)	(972,628)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	43,404	40,093
Loss on disposal of asset	—	2,916
Gain on sale of investment	—	(30,124)
Accrued interest and accretion relating to secured promissory notes	307,781	—
Changes in assets and liabilities:
Accounts receivable, trade	145,448	(465,896)
Certificate of deposit	—	(743)
Inventory	(80,756)	—
Prepaid expenses and other	(60,670)	(8,359)
Deferred contract charges	28,056	—
Accounts payable, trade	(105,710)	263,033
Other accounts payable and accrued liabilities	(65,070)	(41,770)
Accrued employee benefits	(114,970)	(34,213)
Deferred revenue	4,010	35,834

Cash (used in) operating activities	(1,840,760)	(1,211,857)

INVESTING ACTIVITIES
Purchase of property and equipment	(22,810)	(29,431)
Proceeds from sale of investment	—	30,124
Increase in restricted cash	(362)	—
Interest earned on certificate of deposit	(377)	—

Cash (used in) investing activities	(23,549)	693

FINANCING ACTIVITIES
Proceeds from issuance of Shares	2,300,000	—
Payment on 5% SP Notes	(550,000)	—
Deferred financing charge	(107,802)	—

Cash provided by financing activities	1,642,198	0

Net (decrease) in cash and cash equivalents	(222,111)	(1,211,164)

Cash and cash equivalents, beginning of period	445,219	3,511,506

Cash and cash equivalents, end of period	223,108	2,300,342

Supplemental schedule of noncash investing and financing activities:
Deemed dividends on Series C preferred stock	—	13,094

See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

E.Digital Corporation (the “Company”) is incorporated under the laws of Delaware. The Company offers engineering partnerships to electronics companies to create portable digital devices that can link to personal computers (“PCs”) and the Internet. The Company markets to Original Equipment Manufacturers (“OEMs”) complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers’ preferred look and feel or branded and sold as they are, according to the customer’s wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) with a focus on digital music and voice player/recorders using the latest in digital storage media (a device used to store data) and technology. In September 2001, the Company announced plans to brand and sell its own line of digital audio products for consumers.

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

The unaudited interim consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and for the three month period ended June 30, 2002 and has an accumulated deficit of $60,309,272 at June 30, 2002. At June 30, 2002, the Company has a working capital deficiency of $2,165,706. A substantial portion of the losses is attributable to marketing costs of the Company’s new technology and substantial expenditures on research and development of technologies. The Company’s operating plans, including its plans to brand and sell its own line of digital audio products require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to OEM customers and markets; (b) controlling overhead and expenses and (c) raising additional capital and/or financing. There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing.

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

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2002

2. LOSS PER SHARE

The Company’s losses for the periods presented cause the inclusion of potential common stock (“Common Stock”) instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options and warrants exercisable into 9,673,662 shares of Common Stock were outstanding as at June 30, 2002. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders was increased during the three months ended June 30, 2002 and 2001 by accrued dividends of $nil and $13,094, respectively. The loss available to common stockholders is computed as follows

	Three months ended June 30,
	2002	2001
Loss and comprehensive loss	$(1,942,282)	$(972,628)
Dividends on Series C preferred stock	—	(13,094)

Loss available to common stockholders	$(1,949,282)	$(985,722)

3. SECURED PROMISSORY NOTES

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

In the event the Company offers shares of its Common Stock or securities convertible into shares of Common Stock in connection with an equity financing, each note holder shall have the right and option, at any time prior to the maturity date, subject to and upon compliance with the provisions and the terms of the equity offering document, to convert the unpaid principal amount of each SP Note and accrued unpaid interest into shares of the Common Stock being offered at a conversion price equal to the offering price of the Common Stock in effect at the time of conversion. As at June 30, 2002, accrued interest totaled $90,667 [March 31, 2002 — $60,491].

5% Secured Promissory Note

On January 18, 2002, the Company issued a 5% Secured Promissory Note (“5% SP Note”) for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and is secured by all assets of the Company including, without limitation, the Company’s intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000, (ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000. As at June 30, 2002, accrued interest totaled $8,469 [March 31, 2002 — $11,343]. The $200,000 financing fee has been recorded as a deferred financing charge and will be recorded as an interest expense over the period from April 29, 2002 to October 29, 2002.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2002

4. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the three month period ended June 30, 2002:

	Shares #	Amount $	Additional paid-in capital $	Contributed surplus $	Accumulated deficit $

Balance, March 31, 2002	132,537,298	$132,537	$54,628,608	$1,592,316	$(58,366,990)
Shares issued	4,935,453	4,935	2,295,065	—
Loss for the period	—	—	—	—	(1,942,282)

Balance, June 30, 2002	137,472,751	$137,472	$56,923,673	$1,592,316	$(60,309,272)

On August 2, 2002, the Company issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock may only be disposed of pursuant to an affective registration statement.

5. WARRANTS AND OPTIONS

At June 30, 2002 warrants were outstanding and exercisable into the following shares of Common Stock:

Description	Number of Common Shares	Exercise Price $	Expiration Date

Warrants	500,000	$0.10	June 12, 2003
Warrants	161,662	$0.38	October 5, 2005
Warrants	850,000	$0.38	September 30, 2006

Total	1,511,662

In connection with the issuance of the Series C stock in October 2000, the Company issued warrants with an exercise price $5.20. In May 2002, 161,662 warrants, which were issued to the investors and a placement agent in connection with the Series C stock were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of $1,500,000 of common shares in May 2002. On June 7, 2002, the 161,662 warrants were repriced again from $0.53 to $0.38 triggered by the sale of $800,000 of common shares in June 2002.

In connection with the issuance of the SP Notes, the Company issued warrants with an exercise price of $0.75. On June 7, 2002, 850,000 warrants, which were issued to the investors and placement agent in connection with the SP Notes were repriced to $0.38. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of $800,000 of common shares in June 2002.

The following table summarizes stock option activity for the period:

	Number of Options	Weighted Average Exercise Price

Outstanding at March 31, 2002	5,915,750	$2.9578
Granted	2,280,000	$0.4300
Forfeited	(33,750)	$5.4600
Outstanding at June 30, 2002	8,162,000	$2.2413

Exercisable at June 30, 2002	5,917,750	$2.6870

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2002

Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2002 to 2007 with an average life of 3.01 years. Subsequent to June 30, 2002, two officers of the Company voluntarily cancelled a total of 2,115,000 vested options exercisable at $5.46 and a total of 107,500 options were exercised for gross proceeds of $46,225.

6. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.

	June 30, 2002 $	March 31, 2002 $

Finished goods	749,331	805,400
Raw materials	241,647	104,822

	990,978	910,222

At March 31, 2002, the provision for inventory obsolescence was $59,965. During the quarter ended June 30, 2002, the provision was increased by $158,272 without a reduction in the opening provision, and accordingly the provision for inventory obsolescence at June 30, 2002 amounted to $218,237.

7. COMMITMENTS AND CONTINGENCIES

The Company has entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724 ($145,435 at June 30, 2002) and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services which will be drawn down upon submission of invoices from APL. The Company also paid APL Direct Logistics $14,000 for initial integration and implementation expenses. In June, the Company made a payment of $35,000 to APL Direct Logistics as an additional prepayment for freight management. As of June 30, 2002, the Company had a balance in prepaid freight of $37,700. The Company’s minimum monthly commitment, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase. The Company relies on APL Direct Logistics to provide product fulfillment and customer support services for e.Digital branded products. Failure or delay by APL Direct Logistics to provide multi-channel sales, fulfillment, and after-sale support services for the Company’s products could adversely affect the Company’s ability to deliver products and provide customer and product support services on a timely and competitive basis.

The Company relies on Maycom Co., Ltd, Musical Electronics, Ltd, and Digitalway Co., Ltd. for the manufacture and assembly of its MXP 100, TREO 15 and Odyssey products, respectively. The Company depends on its contract manufacturers to (i) allocate sufficient capacity to its manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company’s business, financial condition and operating results may be materially and adversely affected. Any failure in performance by these manufacturers for any reason could have a material adverse affect on the Company’s business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company has no supply agreements with component suppliers and, accordingly, is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company’s ability to deliver products on a timely and competitive basis in the future.

On March 25, 2002, the Company entered into a supply agreement with Digitalway Co., Ltd., one of its contract manufacturers, and has agreed in good faith to purchase a minimum of approximately $5.96 million of product in the twelve-month period from initial order date. As of June 30, 2002, the Company has not taken delivery of any products under this agreement.

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

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2002

In September 2000, the Company entered into a three-year sublease agreement expiring on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments will increase to $16,606 beginning August 1, 2002. As of June 30, 2002, the total operating lease obligation under the lease for office space is $215,239.

The Company maintains a credit card facility of up to $50,000 for corporate credit cards and a $129,000 facility for a standby letter of credit.

8. RESTRICTED CASH

Restricted cash represents the stand-by letter of credit issued to APL Direct Logistics in the amount of $145,435 expiring in October 2004.

9. CREDIT RISK

Amounts owing from two major customers comprise 79% of accounts receivable at June 30, 2002. Amounts owing from three major customer comprised 85% of accounts receivable at March 31, 2002.

10. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two major customers comprise 63% of revenue for the first quarter ended June 30, 2002. Sales to one major customer (Lanier) comprised 94% of revenue for the quarter ended June 30, 2001. In October 2001, the Company satisfied its contractual commitment to deliver of product to Lanier and, to date, have received no additional purchase orders. The Company’s agreement with Lanier has not been renewed and the Company expects no additional sales. The loss of this customer could have a material adverse impact on the Company and its results of operations.

11. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current period’s presentation.

12. SUBSEQUENT EVENTS

In July 2002, the Company issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes mature sixty days from issuance, commencing September 1, 2002. The interest under the Unsecured Notes accrues at a rate of 24% per annum simple interest and is payable in one installment on the maturity date. The Company is currently in negotiations with the holders of the Unsecured Notes about restructuring the balance of the Unsecured Notes into a financing agreement with a maturity date of December 31, 2002. The noteholders may, at their sole discretion, elect to convert at any time prior to maturity the Unsecured Notes into another financing currently being contemplated by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY’S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, “BUSINESS RISKS.” SEE ALSO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002.

General

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

In September 2001, we announced plans to brand and sell our own line of digital audio products for consumers. The first product in this program is a digital audio player named MXP™ 100, which incorporates our MicroOS™ 2.0 and VoiceNav™ technologies into a handheld digital music and voice recorder/player. This product which was launched on our website store on November 2, 2001 incorporates a proprietary PC software interface program designed and developed by us, called “MXP Music Explorer,” that allows users to download MP3 and Windows Media™ files from their PC’s hard drive to the portable player. The MXP-100 player uses either Microdrive™ storage media from IBM or CompactFlash™ storage media from SanDisk.

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

In January 2002, we announced the formation of our Consumer Electronics Group, to develop retail markets, retail and e-tail distribution, and product bundling opportunities with various partners for our e.Digital branded consumer electronics products. This strategy has been instrumental in having e.Digital branded products placed in CompUSA, a national computer and consumer electronics retailer and e-tailer with over 220 stores, and in The Good Guys, Inc. (“Good Guys”), a regional consumer electronics retailer and e-tailer with approximately 72 stores on the West Coast. In May 2002, we began using a network of independent sales representatives to market e.Digital consumer electronics products. Per agreements with the representatives, they will be paid exclusively through commissions as a percentage of their sales of our products.

In May 2002, we signed a strategic development agreement with Digitalway Co., Ltd., (“Digitalway”) of Korea. Under the agreement, we will co-develop and market advanced digital audio players for the consumer market. The products will be branded by e.Digital and marketed in the United States and Canada. The products will be branded by Digitalway and marketed in Asia and other territories. The new products developed under the agreement will be also branded by e.Digital and marketed in Europe. On May 30, 2002, we announced the first products resulting from this agreement, the Odyssey 100, Odyssey 200, and Odyssey 300. In July 2002, the products became available for sale. All of these portable MP3 player products use embedded Flash-memory technology with a SmartMedia card expansion slot for optional storage media upgrades. The Odyssey 100 is an extremely compact MP3 player with very efficient power management, providing up to 30 hours of playback time on a single AA Alkaline battery. The Odyssey 200 incorporates an FM tuner and a digital voice recorder. The Odyssey 300 features direct MP3 encoding, allowing users to plug in their personal CD player and encode MP3 files directly to the Odyssey 300 without the use of a computer. It also incorporates a digital voice recorder, FM tuner, and FM recorder. The Odyssey products include software to interface with PC and Mac platforms to organize and upload/download files.

In September 2001, we signed a strategic alliance agreement with DataPlay, Inc. (“DataPlay”) of Boulder, Colorado. The agreement specifies that we will provide engineering and technology development to DataPlay, specifically to incorporate DataPlay’s removable digital media and micro-optical engine into a variety of portable products. The agreement also states that DataPlay will refer OEM customers to us for product design, technology integration, and application development around DataPlay’s technology. This agreement includes provisions for non-recurring engineering (“NRE”) fees to be paid by DataPlay to us for design services and specifies that we will collect royalties from OEM customers on certain DataPlay-enabled products. To date we have received $335,000 in payments under this agreement with respect to NRE fees only, which have all been recorded as revenue.

In September 2001, we signed a royalty-bearing licensing agreement with Hong Kong manufacturer Musical Electronics, Ltd. (“Musical”). Under the agreement, Musical licensed technology from us for use in Musical’s OEM products. The agreement calls for Musical to pay us licensing fees as well as per-unit royalties. On December 3, 2001, Musical announced that its first product, the Classic XP3, created under their licensing agreement with e.Digital, will be sold through Circuit City, a national consumer electronics retailer. To date, we have received $6,560 of licensing revenues and anticipate receiving an additional $11,176 in the quarter ending September 30, 2002. We have, to date, recognized a total of $6,560 as revenue under this agreement. In addition, we have received $50,000 with respect to NRE fees, of which $38,333 has been deferred at June 30, 2002.

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

In March 2002, we announced that we had entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten (“Eclipse”), a car stereo company. Under the agreement, e.Digital will receive NRE fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. Specifically, the agreement states that e.Digital will provide Eclipse with engineering services to integrate file management and compressed audio management technology designed by e.Digital into an advanced automotive audio system. Eclipse refers to their automotive audio system as an “infotainment” platform because it includes not only a radio and CD Player, but also may (i) connect wirelessly to the Internet to download music or other data, (ii) store, organize, retrieve, and play back data, including digital audio files, from a hard disk drive, (iii) connect wirelessly to a user’s home personal computer while parked in the driveway for purposes of downloading and/or uploading music or other information, (iv) record radio signals to a built-in hard disk drive as they are received and (v) recognize the driver’s voice commands to perform a variety of operations. Prior to entering into the Development and Manufacturing Agreement, we had collaborated with Eclipse for several months to develop and deliver state-of-the-art automotive OEM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas January 8 – 11. To date, we have received $15,000 under this agreement with respect to NRE fees only, of which $15,000 has been deferred as of June 30, 2002.

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

In July 2001, we signed a royalty-bearing licensing agreement with Bang & Olufsen Multimedia A/S (“Bang & Olufsen”), a premier European electronics, telephony and audio/video manufacturer. Under this licensing agreement, we customized and provided Bang & Olufsen a MicroOS™ based custom product platform for use in their branded music product line. To date, we have received $75,000 under this agreement with respect to NRE fees only, of which $58,064 has been deferred as of June 30, 2002. The first product developed under our licensing agreement (the BeoSound 2 digital audio player) became available to consumers in the United States and Canada in late June 2002, and in European markets in the following weeks. Bang & Olufsen sells their branded products through exclusive retail stores worldwide. We expect to receive royalty payments on Bang & Olufsen products incorporating our technology, but have received no royalties to date.

We designed, developed and produced a digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier Healthcare, LLC (“Lanier”). These products represent the Cquence Mobile portion of Lanier’s Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features. The Lanier agreement provided that we would supply and deliver product to them through December 2001. In May 1999, we commenced production, through a subcontract manufacturer, and in June 1999 commenced initial limited customer deliveries pursuant to purchase orders. The supply agreement provided for rolling six-month requirement forecasts and three-month advance orders. During the quarter ended June 30, 2002, we delivered no product to Lanier, compared to $626,528 for the quarter ended June 30, 2001. In October 2001, we satisfied our contractual commitment to deliver product to Lanier and, to date, have received no additional purchase orders. Our agreement with Lanier has not been renewed and we expect no additional sales.

We incurred operating losses in each of the last three fiscal years and for the quarter ended June 30, 2002 and these losses have been material. We incurred operating losses of $1.8 million, $5.9 million, $3.9 million and $2.6 million in the quarter ended June 30, 2002 and fiscal years ended March 31, 2002, 2001 and 2000, respectively. At June 30, 2002, we had a working capital deficit of $2.2 million. Our current level of monthly cash operating costs is approximately $500,000. However, we may increase expenditure levels in future periods to support the launch of “e.Digital” branded products and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Since March 31, 2002, we have experienced increased costs that adversely affect our current results of operations and liquidity. Our operating plans, including our plans to brand and sell our own line of digital audio products, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to OEM customers and markets; (b) controlling overhead and expenses; and (c) raising additional capital and/or obtaining third party financing.

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

In July 2002, we issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes mature sixty days from issuance, commencing September 1, 2002. The interest under the Unsecured Notes accrues at a rate of 24% per annum simple interest and is payable in one installment on the maturity date. We are currently in negotiations with the holders of the Unsecured Notes about rolling the balance of the Unsecured Notes into a financing agreement with a maturity date of December 31, 2002. The noteholders may, at their sole descretion, elect to convert at any time prior to maturity the Unsecured Notes into another financing currently being contemplated by the Company.

On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock may only be disposed of pursuant to an effective registration statement.

Results of Operations

For the first three months of fiscal 2003, we reported total revenues of $551,507, a 17.6% decrease from total revenues of $669,279 for the first three months of fiscal 2002. Product revenues for the quarter ending June 30, 2002 were $484,502, a 22.7% decrease from product revenues of $626,528 for the quarter ending June 30, 2001. Product revenues in the quarter ending June 30, 2002 consisted almost entirely of sale of our branded portable digital audio players, which we launched during the 3rd and 4th fiscal quarter of 2002, while product revenues for the quarter ending June 30, 2001 consisted almost entirely of product shipment to Lanier. The loss of Lanier as a customer could have a material adverse impact on our results of operations. We shipped approximately $220,000 of products to CompUSA during the last days of our first fiscal quarter that is not included in product revenues for the quarter ended June 30, 2002 as CompUSA didn’t take possession of the shipments until July 2002. Beginning in the quarter ending September 30, 2002, we will begin recognizing revenue from products sold to CompUSA based on CompUSA’s shipments to its customers and not when we ship products to CompUSA. We anticipate that as we gain more experience with the purchasing and payment history of our customers, we will recognize revenue for many of these customers as they ship product to their customers rather than when we ship products to them.

Service revenues for the first three months of fiscal 2003 were $67,005 compared to $42,751 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At June 30, 2002 we had $134,222 of deferred revenue from development contracts which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption of our technology and enhance our future revenues.

For the three months ended June 30, 2002, we reported a gross loss of $434,435 compared to a gross profit of $151,996 for the first three months of fiscal 2002. Cost of sales for the three months ended June 30, 2002 consisted of $920,526 of product costs and $65,416 of service costs, consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue decreased from 22.7% to gross loss of 78.7%, due primarily to start-up costs relating to the launch of our branded products, the write-down of inventory by $158,272 related to slow moving and obsolete products and the APL Direct Logistics’ costs. At the present time, warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty, while the contract supply agreement on Lanier products provided a twelve-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended June 30, 2002, were $1,371,418, as compared to $1,182,363 for the three months ended June 30, 2001. Selling and administrative costs aggregated $987,263 for the first three months of fiscal 2002 compared to $490,264 in the prior period. The $496,835 increase in selling and administrative costs resulted primarily from the following: increase in personnel and benefit costs of $261,881, an increase of $116,866 in professional fees, an increase in advertising and promotional items of $47,430, offset by a decrease in outside public relations expense of $29,561. We anticipate selling and administrative expenses to continue at higher levels than prior periods due to increased number of personnel compared to the prior year.

Research and related expenditures for the three months ended June 30, 2002 were $384,155, as compared to $691,935, for the three months ended June 30, 2001. The $307,780 decrease in research and development costs resulted primarily from a decrease in the use of outside consultants and temporary labor of approximately $138,897, and a decrease of approximately $113,565 in personnel and benefit costs for personnel who have moved from the research and development department into the sales and marketing departments. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,805,583 for the three months ended June 30, 2002, as compared to an operating loss of $1,030,367 for the three months ended June 30, 2001. The increase in operating loss resulted primarily from the gross loss for the three months ended June 30, 2002 as compared to a gross profit for the three months ended June 30, 2001, as well as increased selling and administrative costs. We believe, but we can not guarantee, that our strategy of branding and marketing our own branded e.Digital portable audio players and investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first three months of the current fiscal year of $1,942,282 as compared to a loss of $972,628 for the prior year’s three months. For the three months ended June 30, 2002, we incurred interest expense of $204,479 as compared to $nil for the comparable period in the prior year.

The loss available to common stockholders for the three months ended June 30, 2002 and 2001 is $1,942,282 and $985,722, respectively. Included in the loss available to common stockholders for the period ending June 30, 2002 and 2001 is accrued dividends of $nil and $13,094, respectively on the Series C stock.

Liquidity and Capital Resources

At June 30, 2002, we had working capital deficit of $2,165,706 compared to a working capital deficit of $2,543,657 at March 31, 2002. We had $990,978 of working capital invested in inventory at June 30, 2002. Cash used in operating activities for the three month period ended June 30, 2002 was $1,840,760 resulting primarily from the loss for the period. During the three months ended June 30, 2002 the Company purchased $22,809 in property and equipment. For the three months ended June 30, 2002, cash provided by financing activities was $1,642,198 resulting primarily from the $2,300,000 proceeds from issuance of shares, offset by a payment of $550,000 on the 5% SP Notes. For the three months ended June 30, 2002, net cash and cash equivalents decreased by $222,111.

At June 30, 2002, we had net accounts receivable of $473,061 as compared to $618,509 at March 31, 2002. This represented approximately 313 days of revenues. The decrease in receivables resulted from collections during the quarter ending June 30, 2002. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At June 30, 2002, we had cash and cash equivalents of $223,108. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing OEM arrangements, and (b) currently planned expenditures and level of operation, we believe we have sufficient capital resources for the next two months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of OEM shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

In July 2002, we issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes mature sixty days from issuance, commencing September 1, 2002. The interest under the Unsecured Notes accrues at a rate of 24% per annum simple interest and is payable in one installment on the maturity date. We are currently in negotiations with the holders of the Unsecured Notes about restructuring the balance of the Unsecured Notes into a financing agreement with a maturity date of December 31, 2002. The noteholders may, at their sole descretion, elect to convert at any time prior to maturity the Unsecured Notes into another financing currently being contemplated by the Company.

On August 2, 2002, the Company issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock may only be disposed pursuant to an effective registration statement.

We are actively seeking equity financing and intend to use proceeds from equity sales for working capital and to repay the SP Notes, the 5% SP Notes and the Unsecured Notes. If we are unable to secure equity financing, we will attempt to renegotiate the terms of all of the notes with the lenders. There can be no guarantee that we will be able to raise additional equity and/or renegotiate the terms of the notes with the lenders. If we are able to renegotiate the terms of the notes we are unable to determine what terms the lenders may demand. If we fail to raise additional equity and/or refinance or renegotiate the terms of the notes the holders of the notes may have the right to take possession of our intellectual property and all of our assets or may have the right to operate our business and have the right to assign, sell, lease or otherwise dispose of our intellectual property and all of our assets. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

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

Future Commitments and Financial Resources

We have entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, we provided APL Direct Logistics with a letter of credit amounting to $144,724, we paid $90,000 to APL Direct Logistics as a deposit for inbound and outbound freight management services and we paid APL Direct Logistics $14,000 for initial integration and implementation expenses. Our minimum monthly commitment amount, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase. As of June 30, 2002, the total minimum commitment to APL is $1,242,000 through the end of the contract in 2004.

The accrued lease liability reflects management’s best estimate of amounts due for matters in dispute. Settlement of this liability may either be more or less than the amount recorded in the unaudited items consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term. In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

In September 2000, we entered into a three-year sublease agreement expiring on July 31, 2003. We are occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments will increase to $16,606 beginning in August 1, 2002. As of June 30, 2002, the total operating lease obligation under the lease for office space is $215,239 through the end of the lease in 2003.

Business Risks

This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of our current cash and cash equivalents of $223,108 as of June 30, 2002. A 10% change in market interest rates would not have a material affect on earnings or cash flows. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have no activities in long-term indebtedness and our other investments are insignificant as of the date of this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Changes in Securities

(a)	NONE

(b)	NONE

(c)	In July 2002, we issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes mature sixty days from issuance, commencing September 1, 2002. The interest under the Unsecured Notes accrues at a rate of 24% per annum simple interest and is payable in one installment on the maturity date. The Company is currently in negotiations with the holders of the Unsecured Notes about restructuring the balance of the Unsecured Notes into a financing agreement with a maturity date of December 31, 2002. The noteholders may, at their sole descretion, elect to convert at any time prior to maturity the Unsecured Notes into another financing currently being contemplated by the Company.

On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock may only be disposed pursuant to an effective registration statement.

On August 6, 2002, we issued 125,000 shares of Common Stock, valued at $50,000, to two individuals in connection with the purchase of certain tangible and intangible assets with respect to our digital multimedia website.

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

Date: August 14, 2002	e.DIGITAL CORPORATION By: /s/ RAN FURMAN —————————————— Ran Furman, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

