Form 10-Q
period 2002-09-30
E DIGITAL CORP
filed 2002-11-14
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
YES |X| NO |   |

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 (Class)	140,656,307 (Outstanding at November 12, 2002)

e.DIGITAL CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of September 30, 2002 and
and March 31, 2002	3

Consolidated Statements of Operations for the three and six
months ended September 30, 2002 and 2001	4

Consolidated Statements of Cash Flows for the six
months ended September 30, 2002 and 2001	5

Notes to Interim Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure about Market Risk	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 2. Changes in Securities	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits and Reports on Form 8-K	21

SIGNATURES	22

2

Part I. Financial Information Item 1. Financial Statements: e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED) [Note 1 — Nature of Operations and Basis of Presentation]

	September 30, 2002 $	March 31, 2002 $
ASSETS
Current
Cash and cash equivalents	117,438	445,219
Certificate of deposit	59,364	58,696
Accounts receivable, trade, less allowance of $73,899 and $73,899
for doubtful accounts, respectively [note 10]	136,620	618,509
Inventory net of allowance for obsolete inventory of $723,745 and $55,965 respectively [note 7]	726,627	910,222
Prepaid expenses and other	101,130	58,084
Deferred financing charges	10,500	31,500
Deferred contract charges	112,907	91,148

Total current assets	1,264,586	2,213,378

Property and equipment, net of accumulated depreciation of
$412,957 and $352,510, respectively	352,327	364,984
Intangible assets, net of accumulated amortization of
$76,579 and $47,468, respectively	55,980	20,071
Restricted Cash [note 9]	145,707	145,073

Total assets	1,818,600	2,743,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable, trade	1,583,175	1,527,292
Other accounts payable and accrued liabilities	90,406	308,235
Accrued lease liability [note 8]	515,000	515,000
Accrued employee benefits	214,643	247,902
Deferred revenue	176,842	130,212
Secured promissory notes [note 3]	1,038,852	2,028,394
Unsecured promissory notes [note 4]	1,860,147	—

Total liabilities	5,479,065	4,757,035

Commitments and Contingencies [note 1 and 8]
Stockholders’ deficit [note 5]
Common stock, $0.001 par value, authorized 200,000,000,
138,614,533 and 132,537,298 shares outstanding, respectively	138,615	132,537
Additional paid-in capital	57,591,454	54,628,608
Contributed surplus	1,592,316	1,592,316
Accumulated deficit	(62,982,850)	(58,366,990)

Total stockholders’ deficit	(3,660,465)	(2,013,529)

Total liabilities and stockholders’ deficit	1,818,600	2,743,506

See notes to interim consolidated financial statements. 3

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [Note 1 — Nature of Operations and Basis of Presentation]

	For the three months ended September 30,		For the six months ended September 30,
	2002 $	2001 $	2002 $	2001 $
Revenues:
Products [note 11]	180,969	200,648	665,471	827,175
Services [note 11]	109,321	306,349	176,326	349,100

	290,290	506,997	841,797	1,176,275

Cost of revenues:
Products	1,155,197	165,432	2,075,723	662,183
Services	33,031	71,784	98,447	92,316

	1,188,228	237,216	2,174,170	754,499

Gross profit (loss)	(897,938)	269,781	(1,332,373)	421,776

Operating expenses:
Selling and administrative	1,056,998	548,390	2,044,261	1,038,819
Research and related expenditures	419,340	801,517	803,495	1,493,452

Total operating expenses	1,476,338	1,349,907	2,847,756	2,532,271

Operating loss	(2,374,276)	(1,080,126)	(4,180,129)	(2,110,495)

Other income (expense):
Interest income	565	17,774	1,601	48,304
Interest expense	(299,867)	—	(504,346)	—
Loss on disposal of asset	—	—	—	(2,916)
Other income	—	—	67,014	30,124

Other income (expense)	(299,302)	17,774	(435,731)	75,512

Loss and comprehensive loss for the period	(2,673,578)	(1,062,352)	(4,615,860)	(2,034,983)
Accrued dividends on the Series C Preferred stock	—	(13,238)	—	(26,332)

Loss attributable to common stockholders [note 2]	(2,673,578)	(1,075,590)	(4,615,860)	(2,061,315)

Loss per common share — basic and diluted [note 2]	(0.02)	(0.01)	(0.03)	(0.02)

Weighted average common shares outstanding	138,025,421	130,175,406	136,515,851	130,175,406

See notes to interim consolidated financial statements. 4

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [Note 1 — Nature of Operations and Basis of Presentation]

	For the six months ended September 30,
OPERATING ACTIVITIES	2002 $	2001 $
Loss for the period	(4,615,860)	(2,034,983)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	89,558	81,014
Loss on disposal of asset	—	2,916
Gain on sale of investment	—	(30,124)
Stock issued to vendor	66,000	—
Stock options issued to consultant	185,085	—
Accrued interest and accretion relating to promissory notes	470,606	—
Changes in assets and liabilities:
Accounts receivable, trade	481,889	(455,414)
Inventory	183,595	(36,848)
Prepaid expenses and other	(43,046)	5,231
Deferred contract charges	(21,759)	—
Accounts payable, trade	55,883	301,015
Other accounts payable and accrued liabilities	(217,829)	(39,261)
Accrued employee benefits	(33,259)	21,224
Deferred revenue	46,630	59,167

Cash (used in) operating activities	(3,352,507)	(2,126,063)

INVESTING ACTIVITIES
Purchase of property and equipment	(62,810)	(65,364)
Proceeds from sale of investment	—	30,124
Increase in restricted cash	(634)	—
Interest earned on certificate of deposit	(668)	(1,497)

Cash (used in) investing activities	(64,112)	(36,737)

FINANCING ACTIVITIES
Proceeds from issuance of Shares	2,667,838	—
Proceeds from issuance of Unsecured Notes	1,800,000	—
Payment on Secured Promissory Notes	(1,400,000)	1,000,000
Deferred financing charge	21,000	—

Cash provided by financing activities	3,088,838	1,000,000

Net (decrease) in cash and cash equivalents	(327,781)	(1,162,800)

Cash and cash equivalents, beginning of period	445,219	3,511,506

Cash and cash equivalents, end of period	117,438	2,348,706

Supplemental schedule of noncash investing and financing activities:
Deemed dividends on Series C preferred stock	—	26,332

See notes to interim consolidated financial statements. 5

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

E.Digital Corporation (the “Company”) is incorporated under the laws of Delaware. The Company offers engineering partnerships to electronics companies to create portable digital devices that can link to personal computers (“PCs”) and the Internet. The Company markets to Original Equipment Manufacturers (“OEMs”) complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers’ preferred look and feel or branded and sold as they are, according to the customer’s wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) with a focus on digital music and voice player/recorders using the latest in digital storage media (a device used to store data) and technology. In September 2001, the Company announced plans to brand and sell its own line of digital audio products for consumers. In November 2002, the Company announced plans to refocus its strategy on OEM opportunities and de-emphasize marketing its own branded products.

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and for the six month period ended September 30, 2002 and has an accumulated deficit of $62,982,850 at September 30, 2002. At September 30, 2002, the Company has a working capital deficiency of $4,214,479. A substantial portion of the loss is attributable to marketing costs of the Company’s new products and technology, substantial expenditures on research and development of technologies and its attempt to brand and sell its own line of products to consumers. The Company’s operating plans, including its plans to market to OEMs, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to OEM customers and markets and (c) raising additional capital and/or financing. Management is also attempting to restructure all of its debt prior to December 31, 2002. There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing.

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

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2002

2. LOSS PER SHARE

The Company’s losses for the periods presented cause the inclusion of potential common stock (“Common Stock”) instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options and warrants exercisable into 7,098,663 shares of Common Stock were outstanding as at September 30, 2002. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders was increased during the six months ended September 30, 2002 and 2001 by accrued dividends of $nil and $26,332, respectively. The loss available to common stockholders is computed as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2002	2001	2002	2001
Loss and comprehensive loss	$(2,673,578)	$(1,062,352)	$(4,615,860)	$(2,034,983)
Dividends on Series A and C preferred stock	—	(13,238)	—	(26,332)

Loss available to common stockholders	$(2,673,578)	$(1,075,590)	$(4,615,860)	$(2,061,315)

3. SECURED PROMISSORY NOTES

12% Promissory Notes

On September 28, 2001, the Company issued 12% Secured Promissory Notes (“SP Notes”) for gross cash proceeds of $1,000,000 to certain investors. The SP Notes mature December 31, 2002 and are secured by the Company’s accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date. All of the holders of the SP Notes subsequently agreed to subordinate their security interest in the Company’s accounts receivable and inventory in favor of the rights granted to the holder of the 5% Secured Promissory Note (“5% SP Note”) so long as the 5% SP Note is outstanding. The Company redeemed the 5% SP Note on September 11, 2002.

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

In the event the Company offers shares of its Common Stock or securities convertible into shares of Common Stock in connection with an equity financing, each note holder shall have the right and option, at any time prior to the maturity date, subject to and upon compliance with the provisions and the terms of the equity offering document, to convert the unpaid principal amount of each SP Note and accrued unpaid interest into shares of the Common Stock being offered at a conversion price equal to the offering price of the Common Stock in effect at the time of conversion. As at September 30, 2002, accrued interest totaled $120,667 [March 31, 2002 — $60,491].

5% Secured Promissory Note

On January 18, 2002, the Company issued a 5% Secured Promissory Note (“5% SP Note”) for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and is secured by all assets of the Company including, without limitation, the Company’s intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000, (ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000. On September 11, 2002, the Company redeemed the outstanding balance and accrued interest on the 5% SP Note. As at September 30, 2002, accrued interest totaled $nil [March 31, 2002 — $11,343].

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2002

4. UNSECURED PROMISSORY NOTES

In July 2002, the Company issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes matured sixty days from issuance, commencing September 1, 2002. The interest under the Unsecured Notes accrues at a rate of 24% per annum simple interest and is payable in one installment on the maturity date. The Company has entered into a forbearance agreement with the investors through and including December 31, 2002. The Company is currently in negotiations with the holders of the Unsecured Notes about restructuring the payment terms and maturity dates of the Unsecured Notes and accrued interest. As at September 30, 2002, accrued interest totaled $54,210 [March 31, 2002 — $nil]

15% Unsecured Promissory Note

On September 11, 2002, the Company issued a 15% Unsecured Promissory Note (“15% Unsecured Note”) for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note matures February 11, 2004. The 15% Unsecured Note is payable $50,000 each month, with a final payment of $35,801 on February 11, 2003. The Company has entered into a forbearance agreement with the investor through and including December 31, 2002. The Company did not make a payment in October and is currently in negotiations with the holder of the 15% Unsecured Note about restructuring the payment terms of the 15% Unsecured Note. At as September 30, 2002, accrued interest totaled $5,938 [March 31, 2002 — $nil].

5. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the six month period ended September 30, 2002:

	Shares #	Amount $	Additional paid-in capital $	Contributed surplus $	Accumulated deficit $
Balance, March 31, 2002	132,537,298	$132,537	$54,628,608	$1,592,316	$(58,366,990)
Shares issued	5,957,235	5,958	2,711,881	—	—
Shares issued to vendor	120,000	120	65,880	—	—
Value assigned to 400,000 options
Issued to consultant	—	—	185,085	—	—
Loss for the period	—	—	—	—	(4,615,860)

Balance, September 30, 2002	138,614,533	$138,615	$57,591,454	$1,592,316	$(62,982,850)

6. WARRANTS AND OPTIONS

At September 30, 2002, warrants were outstanding and exercisable into the following shares of Common Stock:

Description	Number of Common Shares	Exercise Price $	Expiration Date
Warrants	500,000	$0.10	June 12, 2003
Warrants	161,662	$0.38	October 5, 2005
Warrants	850,000	$0.38	September 30, 2006

Total	1,511,662

8

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2002

In connection with the issuance of the Series C stock in October 2000, the Company issued warrants with an exercise price of $5.20. In May 2002, 161,662 warrants, which were issued to the investors and a placement agent in connection with the Series C stock were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of $1,500,000 of shares of Common Stock in May 2002. On June 7, 2002, the 161,662 warrants were repriced from $0.53 to $0.38 triggered by the sale of $800,000 of shares of Common Stock in June 2002, and on November 1, 2002, the 161,662 warrants were repriced again from $0.38 to $0.31 triggered by the sale of $138,500 of shares of Common Stock in November 2002.

In connection with the issuance of the SP Notes, the Company issued warrants with an exercise price of $0.75. On June 7, 2002, 850,000 warrants, which were issued to the investors and placement agent in connection with the SP Notes were repriced to $0.38. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of $800,000 of shares of Common Stock in June 2002, and on November 1, 2002, the warrants were repriced again to $0.31 triggered by the sale of $138,500 of shares of Common Stock in June 2002.

The following table summarizes stock option activity for the period:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2002	5,915,750	$2.9578
Granted	2,680,000	$0.4479
Exercised	(111,250)	$0.4300
Forfeited	(782,499)	$2.0464
Cancelled	(2,115,000)	$5.4600

Outstanding at September 30, 2002	5,587,001	$0.9846

Exercisable at September 30, 2002	4,101,743	$1.0673

Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2002 to 2007 with an average life of 3.34 years. During the quarter ending September 30, 2002 two officers of the Company voluntarily cancelled a total of 2,115,000 vested options exercisable at $5.46.

7. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.

	September 30, 2002 $	March 31, 2002 $
Finished goods	497,974	805,400
Raw materials	228,653	104,822

	726,627	910,222

At March 31, 2002, the provision for inventory obsolescence was $55,965. During the quarter ended June 30, 2002, the provision was increased by $158,272 without a reduction in the opening provision. As the Company is de-emphasizing the marketing of its own branded products, during the quarter ended September 30, 2002, the provision was increased by $509,508 without a reduction in the opening provision and accordingly the provision for inventory obsolescence at September 30, 2002 amounted to $723,745.

8. COMMITMENTS AND CONTINGENCIES

The Company has entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724 ($145,707 at September 30, 2002) and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services which will be drawn down upon submission of invoices from APL. The Company also paid APL Direct Logistics $14,000 for initial integration and implementation expenses. In June, the Company made a payment of $35,000 to APL Direct Logistics as an additional prepayment for freight management. As of September 30, 2002, the Company had a balance in prepaid freight of $16,227. The Company’s minimum monthly commitment, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase. In September, the Company notified APL that it is terminating the agreement. At September 30, 2002, the total amount due to APL was $265,931 and has been recorded as a current liability. At September 30, 2002, approximately $51,922 of finished goods inventory was held at APL Direct Logistics’ facilities. The Company is currently negotiating with APL to establish the total amount to be paid by the Company to terminate this agreement and the timing of the release of the inventory currently held at APL.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2002

The Company relies on Maycom Co., Ltd, Musical Electronics, Ltd, Digitalway Co., Ltd., (“Digitalway”) and DGN, Inc. Ltd. for the manufacture and assembly of its MXP 100, TREO 15, Odyssey products and the Silhouette, respectively. The Company depends on its contract manufacturers to (i) allocate sufficient capacity to its manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company’s business, financial condition and operating results may be materially and adversely affected. Any failure in performance by these manufacturers for any reason could have a material adverse affect on the Company’s business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company has no supply agreements with component suppliers and, accordingly, is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company’s ability to deliver products on a timely and competitive basis in the future.

On March 25, 2002, the Company entered into a supply agreement with Digitalway, one of its contract manufacturers, and has agreed in good faith to purchase a minimum of approximately $5.96 million of product in the twelve-month period from initial order date. As of September 30, 2002, the Company has not taken delivery of any products under this agreement. The Company placed its initial order with Digitalway for product delivery during the quarter ended December 31, 2002. The Company does not believe that it needs to accrue for this agreement.

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

In September 2000, the Company entered into a three-year sublease agreement expiring on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments increased to $16,606 beginning August 1, 2002. As of September 30, 2002, the total operating lease obligation under the lease for office space is $166,060.

The Company maintains a credit card facility of up to $50,000 for corporate credit cards and a $129,000 facility for a standby letter of credit.

9. RESTRICTED CASH

Restricted cash represents the stand-by letter of credit issued to APL Direct Logistics in the amount of $145,707 expiring in October 2004.

10. CREDIT RISK

Amounts owing from three major customers comprise 77% of accounts receivable at September 30, 2002. In the quarter ended September 30, 2002, the Company wrote-off $20,914, the entire accounts receivable balance due from Dataplay. Amounts owing from three major customers comprised 85% of accounts receivable at March 31, 2002.

11. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two major customers comprise 41% of revenue for the quarter ended September 30, 2002. Sales to two major customers comprise 88% of revenue for the quarter ended September 30, 2001. Details of one customer’s plan of operations going forward (Lanier) are not known at this time. In October 2001, the Company satisfied its contractual commitment to deliver of product to Lanier and, to date, have received no additional purchase orders. The Company’s agreement with Lanier has not been renewed and the Company expects no additional sales. The loss of this customer has had a material adverse impact on the Company and its results of operations.

12. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current period’s presentation.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2002

13. SUBSEQUENT EVENTS

On October 2, 2002, the Company issued 455,000 shares of Common Stock to an institutional investor for gross cash proceeds of $182,000 and 840,000 shares of Common Stock, valued at $336,000 to three vendors for goods and services received.

On November 1, 2002, the Company issued 446,774 shares of Common Stock to an institutional investor for gross cash proceeds of $138,500 and 300,000 shares of Common Stock, valued at $93,000 to a vendor for goods and services received.

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

Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product’s functionality and user interface), software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products and fees from engineering services, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

In September 2001, we announced plans to brand and sell our own line of digital audio products for consumers. The first product in this program is a digital audio player named MXP™100, which incorporates our MicroOS™ 2.0 and VoiceNav™ technologies into a handheld digital music and voice recorder/player. This product which was launched on our website store on November 2, 2001, incorporates a proprietary PC software interface program designed and developed by us, called “MXP Music Explorer,” that allows users to download MP3 and Windows Media™ files from their PC’s hard drive to the portable player. The MXP-100 player uses either Microdrive™ storage media from IBM or CompactFlash™ storage media from SanDisk. In November 2002, we announced plans to focus our strategy on OEM opportunities and deempahsize marketing our own branded products. The decision to move away from marketing and selling our own branded products was driven by (i) slow payment terms by retailers, (ii) large working capital requirements, specifically inventory, (iii) extremely competitive and price sensitive market for consumer electronic goods in the United States; (iv) low margins and (v) the need for high level of sales and marketing expenditures.

Directly related to our consumer product sales plans, in September 2001, we signed a three-year agreement with APL Direct Logistics, a custom fulfillment partner, for product distribution, fulfillment, and support services. Under the multi-year agreement, APL Direct Logistics receives our product inventory in their distribution center in Hebron, Kentucky, and fulfills orders directly to consumers. These orders come from our secure online store, which has been established at http://www.edigital-store.com. Orders also may come from our partners, from other online sales sites, from other distributors, from resellers, or from retail stores. This agreement includes provisions for APL Direct Logistics or a subcontractor to provide call center support to answer consumer questions about our “e.Digital” branded products and non-branded products marketed by us and to take orders by phone when necessary. The agreement requires certain minimum payments to APL Direct Logistics and is for a term of three years, terminating September 30, 2004. In September, we notified APL that we are terminating the agreement. In order to reduce our monthly overhead expenses, we have brought in-house all of the fulfillment, distribution and support services that previously had been handled by APL. At September 30, 2002, approximately $51,922 of finished goods inventory was held at APL Direct Logistics’ facilities. We are currently negotiating with APL to establish the total amount to be paid by us to terminate this agreement and the timing of the release of the inventory currently held at APL.

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

In October 2002, we announced a partnership with Aircraft Protective Systems, Inc. (“APS”) to develop and market a portable, hard disk drive-based In-Flight Entertainment, or IFE, system under contract for a leading U.S. airline. The agreement specifies that we will manufacture and sell the customizable digital video player through APS. The agreement includes provisions for non-recurring engineering (“NRE”) fees to be paid by APS to us for design services plus licensing fees and royalties. To date, we have received $50,000 in payments under this agreement with respect to NRE fees only, of which $50,000 has been deferred at September 30, 2002.

In September 2001, we signed a strategic alliance agreement with DataPlay, Inc. (“DataPlay”) of Boulder, Colorado. The agreement specifies that we will provide engineering and technology development to DataPlay, specifically to incorporate DataPlay’s removable digital media and micro-optical engine into a variety of portable products. The agreement also states that DataPlay will refer OEM customers to us for product design, technology integration, and application development around DataPlay’s technology. This agreement includes provisions for non-recurring engineering (“NRE”) fees to be paid by DataPlay to us for design services and specifies that we will collect royalties from OEM customers on certain DataPlay-enabled products. To date we have received $335,000 in payments under this agreement with respect to NRE fees only, which have all been recorded as revenue. In September 2002, DataPlay announced that it had filed for chapter 11 of the Bankruptcy Code and furloughed all of its employees and that it had begun to search for a buyer for the company and technology. Accordingly, we have written off $20,914, the total amount due from DataPlay at September 30, 2002.

In September 2001, we signed a royalty-bearing licensing agreement with Hong Kong manufacturer Musical Electronics, Ltd. (“Musical”). Under the agreement, Musical licensed technology from us for use in Musical’s OEM products. The agreement calls for Musical to pay us licensing fees as well as per-unit royalties. On December 3, 2001, Musical announced that its first product, the Classic XP3, created under their licensing agreement with e.Digital, will be sold through Circuit City, a national consumer electronics retailer. To date, we have received $17,736 of licensing revenues and have recognized a total of $17,736 as revenues under this agreement. In addition, we have received $50,000 with respect to NRE fees, of which $36,662 has been deferred at September 30, 2002.

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

In March 2002, we announced that we had entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten (“Eclipse”), a car stereo company. Under the agreement, e.Digital will receive NRE fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. Specifically, the agreement states that e.Digital will provide Eclipse with engineering services to integrate file management and compressed audio management technology designed by e.Digital into an advanced automotive audio system. Eclipse refers to their automotive audio system as an “infotainment” platform because it includes not only a radio and CD Player, but also may (i) connect wirelessly to the Internet to download music or other data, (ii) store, organize, retrieve, and play back data, including digital audio files, from a hard disk drive, (iii) connect wirelessly to a user’s home personal computer while parked in the driveway for purposes of downloading and/or uploading music or other information, (iv) record radio signals to a built-in hard disk drive as they are received and (v) recognize the driver’s voice commands to perform a variety of operations. Prior to entering into the Development and Manufacturing Agreement, we had collaborated with Eclipse for several months to develop and deliver state-of-the-art automotive OEM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas. To date, we have received $55,000 under this agreement with respect to NRE fees only, of which $15,000 has been deferred as of September 30, 2002

In April 2002, we announced a strategic collaboration with DivXNetwork, Inc. (“DivX Networks”) of San Diego, California. DivX Networks created and markets a motion picture compression format (the DivX™ codec, a leading standard for MPEG-4 video distribution) that is used for storing, playing back, and streaming motion pictures over the Internet. Over 50 million users worldwide have downloaded the DivX codec and the format is frequently used for distribution of news, information, and entertainment by corporations and video producers including major motion picture companies. Under the agreement we are working with DivX to jointly develop and market a range of consumer electronics devices that play back DivX video. To date, we have received no revenues from this collaboration.

In July 2001, we signed a royalty-bearing licensing agreement with Bang & Olufsen Multimedia A/S (“Bang & Olufsen”), a premier European electronics, telephony and audio/video manufacturer. Under this licensing agreement, we customized and provided Bang & Olufsen a MicroOS™ based custom product platform for use in their branded music product line. To date, we have received $75,000 under this agreement with respect to NRE fees only, of which $45,706 has been deferred as of September 30, 2002. The first product developed under our licensing agreement (the BeoSound 2 digital audio player) became available to consumers in the United States and Canada in late June 2002, and in European markets a few weeks later. Bang & Olufsen sells their branded products through exclusive retail stores worldwide. To date, we have received $40,995 of licensing revenues and have recognized a total of $40,995 of revenues under this agreement.

We designed, developed and produced a digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier Healthcare, LLC (“Lanier”). These products represent the Cquence Mobile portion of Lanier’s Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features. The Lanier agreement provided that we would supply and deliver product to them through December 2001. In May 1999, we commenced production, through a subcontract manufacturer, and in June 1999 commenced initial limited customer deliveries pursuant to purchase orders. The supply agreement provided for rolling six-month requirement forecasts and three-month advance orders. During the quarter ended September 30, 2002, we delivered $nil of products to Lanier, compared to $164,792 for the quarter ended September 30, 2001. In October 2001, we satisfied our contractual commitment to deliver of product to Lanier and, to date, have received no additional purchase orders. Our agreement with Lanier has not been renewed and we expect no additional sales.

We incurred operating losses in each of the last three fiscal years and for the six months ended September 30, 2002 and these losses have been material. We incurred operating losses of $4.2 million, $5.9 million, $3.9 million and $2.6 million in the six months ended September 30, 2002 and fiscal years ended March 31, 2002, 2001 and 2000, respectively. At September 30, 2002, we had a working capital deficit of $4.2 million. Our current level of monthly cash operating costs is approximately $350,000. However, we may increase expenditure levels in future periods to expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Since March 31, 2002, we have experienced increased costs that adversely affect our current results of operations and liquidity. Our operating plans, including our plans to market to OEMs, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses ; (b) expanding sales and marketing to OEM customers and markets and (c) raising, if necessary, additional capital and/or obtaining third party financing.

On February 6, 2002, we filed a “shelf” registration statement on Form S-3, No. 333-82272 (the “Registration Statement”) to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on April 29, 2002. On April 30, 2002, we sold 2,830,189 shares of common stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, we sold 2,105,264 shares of common stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses. On September 3, 2002, we sold 425,532 shares of common stock for gross proceeds of $200,000 and utilized $195,000 for working capital purposes and $5,000 for offering expenses. On October 2, 2002, we sold 455,000 shares of common stock for gross proceeds of $182,000, and utilized $32,000 to reduce accrued interest due under the Unsecured Notes. On November 1, 2002, we sold 455,000 shares of common stock for gross proceeds of $138,500 and utilized $138,500 for working capital purposes.

In July 2002, we issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts receivable. The Unsecured Notes matured sixty days from issuance, commencing September 1, 2002. The interest under the Unsecured Notes accrues at a rate of 24% per annum simple interest and is payable in one installment on the maturity date. We have entered into a forbearance agreement with the investors through and including December 31, 2002. We are currently in negotiations with the holders of the Unsecured Notes about restructuring the payment terms and maturity dates of the Unsecured Notes and accrued interest. As at September 30, 2002, accrued interest totaled $54,210 [March 31, 2002 — $nil]

On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock do not have any registration rights.

On September 11, we issued a 15% Unsecured Promissory Notes (“15% Unsecured Note”) for gross cash proceeds of $750,000. The 15% Unsecured Note matures February 11, 2004. The 15% Unsecured Note is payable $50,000 each month, with a final payment of $35,801 on February 11, 2003. We have entered into a forbearance agreement with the investor through and including December 31, 2002. We did not make a payment in October and we are currently in negotiations with the holder of the 15% Unsecured Note about restructuring the payment terms of the 15% Unsecured Note. As at September 30, 2002, accrued interest totaled $5,938 [March 31, 2002 — $nil].

Results of Operations
Six months ended September 30, 2002 compared to six months ended September 30, 2001

For the six months ended September 30, 2002, we reported total revenues of $841,797, a 28.4% decrease from total revenues of $1,176,275 for the first six months of fiscal 2002. Product revenues for six months ending September 30, 2002 were $665,471, a 19.5% decrease from product revenues of $827,175 for the six months ending September 30, 2001. Product revenues for the six months ending September 30, 2002 consisted almost entirely of sale of portable digital audio players, which we launched during the 3rd and 4th fiscal quarter of 2002, while product revenues for the six months ending September 30, 2001 consisted almost entirely of product shipment to Lanier. The loss of Lanier as a customer has had a material adverse impact on our results of operations. Based on our experience with the purchasing and payment history of our customers, we began, in the quarter ending June 30, to recognize revenue from products sold to most of our retailers as they ship product to their customers rather than when we ship products to the retailers.

Service revenues for the first six months of fiscal 2003 were $176,326 compared to $349,100 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At September 30, 2002 we had $112,907 of deferred revenue from development contracts which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption of our technology and enhance our future revenues.

For the six months ended September 30, 2002, we reported a gross loss of $1,332,373 compared to a gross profit of $421,776 for the first six months of fiscal 2002. Cost of sales for the six months ended September 30, 2002 consisted of $2,075,723 of product costs and $98,447 of service costs, consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue decreased from 35.9% to (158.3%), due primarily to start-up costs relating to the launch of our branded products, the write-down of inventory by $667,780 related to slow moving and obsolete products, price reductions on our branded products and the APL Direct Logistics’ costs. At the present time, warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty, while the contract supply agreement on Lanier products provided a twelve-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the six months ended September 30, 2002 were $2,847,756, as compared to $2,532,271for the six months ended September 30, 2001. Selling and administrative costs aggregated $2,044,261 for the first six months of fiscal 2003 compared to $1,038,819 in the prior period. The $1,005,442 increase in selling and administrative costs resulted primarily from the following: increase in personnel and benefit costs of $514,390, an increase of $320,502 in professional fees, an increase in customer service costs of $81,000, advertising and promotional items of $49,830, offset by a decrease in outside public relations expense of $56,417. We anticipate quarterly selling and administrative expenses to decrease as we focus more on OEM opportunities and deemphasize selling and marketing our branded products.

Research and related expenditures for the six months ended September 30, 2002 were $803,495, as compared to $1,493,452, for the six months ended September 30, 2001. The $689,957 decrease in research and development costs resulted primarily from a decrease in the use of outside consultants and temporary labor of approximately $154,962, and a decrease of approximately $228,333 in personnel and benefit costs resulting primarily from personnel who have moved from the research and development department into the sales and administrative departments. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $4,180,129 for the six months ended September 30, 2002 as compared to an operating loss of $2,110,495 for the six months ended September 30, 2001. The increase in operating loss resulted primarily from the gross loss for the six months ended June 30, 2002 as compared to a gross profit for the six months ended September 30, 2001, as well as increased selling and administrative costs. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first six months of the current fiscal year of $4,615,860 as compared to a loss of $2,061,315 for the prior year’s first six months. For the six months ended September 30, 2002, we incurred interest expense of $504,346 as compared to $nil for the comparable period in the prior year.

The loss available to common stockholders for the six months ended September 30, 2002 and 2001 is $4,615,860 and $2,061,315, respectively. Included in the loss available to common stockholders for the six months ending September 30, 2002 and 2001 is accrued dividends of $nil and $26,332, respectively on the Series C stock.

Three months ended September 30, 2002 compared to six months ended September 30, 2001

For the three months ended September 30, 2002, we reported total revenues of $290,290, a 42.7% decrease from total revenues of $506,997 for the quarter ending September 30, 2001. Product revenues for the quarter ended September 30, 2002 were $180,969, a 9.8% decrease from product revenues of $200,648 for the quarter ended September 30, 2001. Product revenues for the quarter ended September 30, 2002 consisted almost entirely of sale of portable digital audio players, which we launched during the 3rd and 4th fiscal quarter of 2002, while product revenues for the quarter ended September 30, 2001 consisted almost entirely of product shipment to Lanier. The loss of Lanier as a customer has had a material adverse impact on our results of operations.

Service revenues for the quarter ended September 30, 2002 were $109,321 compared to $306,349 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects.

For the quarter ended September 30, 2002, we reported a gross loss of $897,938 compared to a gross profit of $269,780 for the quarter ended September 30, 2001. Cost of sales for the quarter ended September 30, 2002 consisted of $1,155,197 of product costs and $33,031 of service costs, consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue decreased from 53.2% to (309.3%), due primarily to start-up costs relating to the launch of our branded products, the write-down of inventory by $509,508 related to slow moving and obsolete products, price reduction on our branded products and the APL Direct Logistics’ costs. At the present time, warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty, while the contract supply agreement on Lanier products, which has not been renewed, provided a twelve-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the quarter ended September 30, 2002 were $1,476,338, as compared to $1,349,907 for the quarter ended September 30, 2001. Selling and administrative costs aggregated $1,056,998 for the quarter ended September 30, 2002 compared to $548,390 in the prior period. The $508,608 increase in selling and administrative costs resulted primarily from the following: increase in personnel and benefit costs of $252,509, an increase of $203,636 in professional fees, an increase in customer service costs of $41,500, offset by a decrease in outside public relations expense of $25,036. We anticipate quarterly selling and administrative expenses to decrease as we focus more on OEM opportunities and away from selling and marketing our branded products.

Research and related expenditures for the quarter ended September 30, 2002 were $419,340, as compared to $801,517, for the quarter ended September 30, 2001. The $382,177 decrease in research and development costs resulted primarily from a decrease in the use of outside consultants and temporary labor of approximately $174,572, and a decrease of approximately $261,299 in personnel and benefit costs resulting primarily from personnel who have moved from the research and development department into the sales and administrative departments. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $2,374,276 for the quarter ended September 30, 2002 as compared to an operating loss of $1,080,126 for the quarter ended September 30, 2001. The increase in operating loss resulted primarily from the gross loss for the quarter ended September 30, 2002 as compared to a gross profit for the quarter ended September 30, 2001, as well as increased operating expenses. We believe, but we can not guarantee, that our strategy of branding and marketing our own branded e.Digital portable audio players and investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the quarter ended September 30, 2002 of $2,673,578 as compared to a loss of $1,062,352 for the quarter ended September 30, 2001. For the quarter ended September 30, 2002, we incurred interest expense of $299,867 as compared to $nil for the comparable period in the prior year.

The loss available to common stockholders for the quarter ended September 30, 2002 and 2001 is $2,673,578 and $1,075,592, respectively. Included in the loss available to common stockholders for the quarter ended September 30, 2002 and 2001 is accrued dividends of $nil and $13,238, respectively on the Series C stock.

Liquidity and Capital Resources

At September 30, 2002, we had working capital deficit of $4,214,479 compared to a working capital deficit of $2,543,657 at March 31, 2002. We had $726,627 of working capital invested in inventory at September 30, 2002. Cash used in operating activities for the six month period ended September 30, 2002 was $3,352,507 resulting primarily from the loss for the period, offset by a decrease in accounts receivable. During the six months ended September 30, 2002 we purchased $62,810 in property and equipment. For the six months ended September 30, 2002, cash provided by financing activities was $3,088,838 resulting primarily from $2,667,838 proceeds from issuance of shares of Common Stock and $1,800,000 proceeds from the issuance of the Unsecured Notes and the 15% Unsecured Note, offset by a payment of $1,400,000 on the 5% SP Notes. For the six months ended September 30, 2002, net cash and cash equivalents decreased by $327,781.

At September 30, 2002, we had net accounts receivable of $136,620 as compared to $618,509 at March 31, 2002. This represented approximately 43 days of revenues. During the quarter ending September 30, 2002, we wrote-off $20,914, the entire amount due from DataPlay. The decrease in receivables resulted from collections during the quarter ending September 30, 2002. In addition, beginning in the quarter ending September 30, 2002, we began to offset accounts receivable with deferred revenues for most of our retail customers, which had the impact of lowering our reported accounts receivable balances. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At September 30, 2002, we had cash and cash equivalents of $117,438. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing OEM arrangements, and (b) currently planned expenditures and level of operation, we believe we have sufficient capital resources for the next two months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of OEM shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

On February 6, 2002, we filed a “shelf” registration statement on Form S-3, No. 333-82272 (the “Registration Statement”) to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on April 29, 2002. On April 30, 2002, we sold 2,830,189 shares of common stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, we sold 2,105,264 shares of common stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses. On September 3, 2002, we sold 425,532 shares of common stock for gross proceeds of $200,000 and utilized $195,000 for working capital purposes and $5,000 for offering expenses. On October 2, 2002, we sold 455,000 shares of common stock for gross proceeds of $182,000, and utilized $150,000 to reduce the principal amount due under the Unsecured Notes and $32,000 to reduce accrued interest due under the Unsecured Notes. On November 1, 2002, we sold 446,774 shares of common stock for gross proceeds of $138,500 and utilized $138,500 for working capital purposes.

In July 2002, we issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts receivable. The Unsecured Notes matured sixty days from issuance, commencing September 1, 2002. The interest under the Unsecured Notes accrues at a rate of 24% per annum simple interest and is payable in one installment on the maturity date. We have entered into a forbearance agreement with the investors through and including December 31, 2002. We are currently in negotiations with the holders of the Unsecured Notes about restructuring the payment terms and maturity dates of the Unsecured Notes and accrued interest. There can be no assurances that holders of the Unsecured Notes will agree to restructure the Unsecured Notes. As at September 30, 2002, accrued interest totaled $54,210 [March 31, 2002 — $nil]

On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock do not have any registration rights.

On September 11, we issued a 15% Unsecured Promissory Notes (“15% Unsecured Note”) for gross cash proceeds of $750,000. The 15% Unsecured Note matures February 11, 2004. The 15% Unsecured Note is payable $50,000 each month, with a final payment of $35,801 on February 11, 2003. We have entered into a forbearance agreement with the investor through and including December 31, 2002. We did not make a payment in October and we are currently in negotiations with the holder of the 15% Unsecured Note about restructuring the payment terms of the 15% Unsecured Note. There can be no assurances that the holder of the 15% Unsecured Note will agree to restructure the 15% Unsecured Note. As at September 30, 2002, accrued interest totaled $5,938 [March 31, 2002 — $nil].

We are actively seeking equity financing and intend to use proceeds from equity sales for working capital and to repay the SP Notes, the Unsecured Notes and the 15% Unsecured Notes. If we are unable to secure equity financing, we will attempt to renegotiate the terms of all of the notes with the lenders. There can be no guarantee that we will be able to raise additional equity and/or renegotiate the terms of the notes with the lenders. If we are able to renegotiate the terms of the notes we are unable to determine what terms the lenders may demand. If we fail to raise additional equity and/or refinance or renegotiate the terms of the notes, the holders of the notes may have the right to take possession of our intellectual property and all of our assets or may have the right to operate our business and have the right to assign, sell, lease or otherwise dispose of our intellectual property and all of our assets.

Future Commitments and Financial Resources

We have entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, we provided APL Direct Logistics with a letter of credit amounting to $144,724, we paid $90,000 to APL Direct Logistics as a deposit for inbound and outbound freight management services and we paid APL Direct Logistics $14,000 for initial integration and implementation expenses. Our minimum monthly commitment amount, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase. As of September 30, 2002, the total minimum commitment to APL is $1,104,000 through the end of the contract in 2004. In September, we notified APL that we are terminating the agreement. In order to reduce our monthly overhead expenses, we have brought in-house all of the fulfillment, distribution and support services that previously had been handled by APL. At September 30, 2002, approximately $51,922 of finished goods inventory was held at APL Direct Logistics’ facilities. We are currently negotiating with APL to establish the total amount to be paid by us to terminate this agreement and the timing of the release of the inventory currently held at APL.

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

In September 2000, we entered into a three-year sublease agreement expiring on July 31, 2003. We are occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments increased to $16,606 beginning August 1, 2002. As of September 30, 2002, the total operating lease obligation under the lease for office space is $166,060.

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

We are exposed to some market risk through interest rates, related to our investment of our current cash and cash equivalents of $117,438 as of September 30, 2002. A 10% change in market interest rates would not have a material affect on earnings or cash flows. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

We have no activities in long-term indebtedness and our other investments are insignificant as of the date of this report.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Changes in Securities

(a)	NONE

(b)	NONE

(c)	In July 2002, we issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts receivable. The Unsecured Notes mature sixty days from issuance, commencing September 1, 2002. The interest under the Unsecured Notes accrues at a rate of 24% per annum simple interest and is payable in one installment on the maturity date. We have entered into a forbearance agreement with the investors through and including December 31, 2002. We are currently in negotiations with the holders of the Unsecured Notes about restructuring the payment terms and maturity dates of the Unsecured Notes.

On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock do not have any registration rights.

On August 6, 2002, we issued 125,000 shares of Common Stock, valued at $50,000, to two individuals in connection with the purchase of certain tangible and intangible assets with respect to our digital multimedia website

On August 26, 2002, we issued 120,000 shares of Common Stock, valued at $66,000 to a vendor for goods and services received.

On September 11, 2002, we issued a 15% Unsecured Promissory Notes (“15% Unsecured Note”) for gross cash proceeds of $750,000. The 15% Unsecured Note matures February 11, 2004. The 15% Unsecured Note is payable $50,000 each month, with a final payment of $35,801 on February 11, 2003. We have entered into a forbearance agreement with the investor through and including December 31, 2002. We are currently in negotiations with the holder of the 15% Unsecured Note about restructuring the payment terms of the 15% Unsecured Note.

On October 2, 2002, we issued 455,000 shares of Common Stock to an institutional investor for gross cash proceeds of $182,000 and 840,000 shares of Common Stock, valued at $336,000 to three vendors for goods and services received.

On November 1, 2002, we issued 446,774 shares of Common Stock to an institutional investor for gross cash proceeds of $138,500 and 300,000 shares of Common Stock, valued at $93,000 to a vendor for goods and services received.

Item 3. Defaults Upon Senior Securities

NONE 20

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s fiscal 2002 Annual Meeting of Stockholders held on November 5, 2002 the following individuals, constituting all of the members of the Board of Directors were elected: Allen Cocumelli, Alfred H. Falk, Robert Putnam, Jim Collier, Alex Diaz and Victor Ramsauer.

The following proposals were approved at the Company’s Annual Meeting of Stockholders:

1.     ELECTION OF DIRECTORS:

	Affirmative Votes	Negative Votes	Votes Withheld
Allen Cocumelli	129,560,356	-0-	3,005,112
Alfred H. Falk	129,207,631	-0-	3,357,837
Robert Putnam	129,094,451	-0-	3,471,017
Jim Collier	131,545,349	-0-	1,020,119
Victor G Ramsauer	129,320,011	-0-	3,245,457
Alex Diaz	131,614,795	-0-	950,673

2. PROPOSAL TO RATIFY THE APPOINTMENT OF ERNST & YOUNG LLP, AS THE INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING MARCH 31, 2003.

Affirmative Votes	Negative Votes	Votes Withheld
131,844,425	420,040	301,003

Item 5. Other Information

On November 11, 2002, Jim Collier resigned as President and Chief Operating Officer and Alfred H. Falk, current Chief Executive Officer, was named President. Mr. Collier remains on the Board of Directors.

Also, on November 11, 2002, newly-elected Alex Diaz was appointed as Chairman of the Board of Directors. Former Chairman of the Board Allen Cocumelli, remains on the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit   99.1 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer.

Exhibit   99.2 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ran Furman, Chief Financial Officer.

Exhibit   99.3 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer and Ran Furman, Chief Financial Officer.

Exhibit   4.39 — Form of 24% Unsecured Promissory Notes aggregating $1,050,000 entered into with three accredited investors (individual notes differ only as to amount).

Exhibit   4.40 — Form of 15% Unsecured Promissory Notes due February 11, 2002 in the amount of $750,000 entered into with Davric Corporation.

(b)     Reports on Form 8-K

On August 14, 2002, the Company filed a Form 8-k reporting an Item 9 event and accompanying exhibit filed pursuant to Item 7 relating to a certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.DIGITAL CORPORATION

Date: November 14, 2002	By:	/s/ RAN FURMAN Ran Furman, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

22