Form 10-Q
period 2002-12-31
E DIGITAL CORP
filed 2003-02-13
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission File Number 0-20734

e.Digital Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 13114 Evening Creek Drive South, San Diego, California (Address of principal executive offices)	33-0865123 (I.R.S. Empl. Ident. No.) 92128 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001 (Class)	145,846,843 (Outstanding at February 10, 2003)

e.DIGITAL CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets as of December 31, 2002 and
	and March 31, 2002	3

	Consolidated Statements of Operations for the three and nine
	months ended December 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the three and nine
	months ended December 31, 2002 and 2001	5

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities	20
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

2

Part I. Financial Information Item 1. Financial Statements: e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS (UNAUDITED) [Note 1 - Nature of Operations and Basis of Presentation]

	December 31, 2002 $	March 31, 2002 $
ASSETS
Current
Cash and cash equivalents	265,084	445,219
Certificate of deposit	—	58,696
Accounts receivable, trade, less allowance of $113,499 and $73,899
for doubtful accounts, respectively [note 11]	126,167	618,509
Inventory net of allowance for excess and obsolete inventory of
$656,516 and $55,965 respectively [note 8]	230,918	910,222
Prepaid expenses and other	108,321	58,084
Deferred financing charges	—	31,500
Deferred contract charges	107,078	91,148

Total current assets	837,568	2,213,378

Property and equipment, net of accumulated depreciation of
$464,714 and $352,510, respectively	343,363	364,984
Intangible assets, net of accumulated amortization of
$88,833 and $47,468, respectively	43,726	20,071
Restricted Cash [note 10]	101,295	145,073

Total assets	1,325,952	2,743,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable, trade	970,426	1,527,292
Other accounts payable and accrued liabilities	95,720	308,235
Accrued lease liability [note 9]	515,000	515,000
Accrued employee benefits	161,022	247,902
Deferred revenue	276,728	130,212
Secured promissory notes [note 3]	750,000	2,028,394

Total liabilities	2,768,896	4,757,035

Commitments and Contingencies [note 1, 9 and 12]

Stockholders’ deficit [note 6]
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Preferred stock 250,000 shares designated: 205,000 and 0 issued and outstanding, respectively. Liquidation preference
of $2,050,000 and $0, respectively [note 5]	2,050,000	—
Common stock, $0.001 par value, authorized 200,000,000,
144,867,896 and 132,537,298 shares outstanding, respectively	144,868	132,537
Additional paid-in capital	58,988,643	54,628,608
Contributed surplus	1,592,316	1,592,316
Accumulated deficit	(64,218,771)	(58,366,990)

Total stockholders’ deficit	(1,442,944)	(2,013,529)

Total liabilities and stockholders’ deficit	1,325,952	2,743,506

See notes to interim consolidated financial statements 3

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) [Note 1 - Nature of Operations and Basis of Presentation]

	For the three months ended December 31,		For the nine months ended December 31,
	2002 $	2001 $	2002 $	2001 $
Revenues:
Products [note 12]	559,762	455,379	1,438,810	1,282,554
Services [note 12]	83,658	136,776	259,984	485,875

	643,420	592,155	1,698,794	1,768,429

Cost of revenues:
Products	725,300	810,739	2,810,761	1,472,922
Services	23,964	86,506	122,411	178,822

	749,264	897,245	2,933,172	1,651,744

Gross profit (loss)	(105,844)	(305,090)	(1,234,378)	116,685

Operating expenses:
Selling and administrative	829,003	868,433	2,873,264	1,907,253
Research and related expenditures	310,822	586,543	1,114,317	2,079,995

Total operating expenses	1,139,825	1,454,976	3,987,581	3,987,248

Operating loss	(1,245,669)	(1,760,066)	(5,221,959)	(3,870,563)

Other income (expense):
Interest income	154	6,660	1,755	54,964
Interest expense	(208,721)	(111,147)	(713,067)	(111,147)
Loss on disposal of asset	—	—	—	(2,916)
Gain (loss) on sale of securities	—	—	—	30,124
Other income	14,476	—	81,490	—

Other income (expense)	(194,091)	(104,487)	(629,822)	(28,975)

Loss and comprehensive loss for the period	(1,439,760)	(1,864,553)	(5,851,781)	(3,899,538)
Accrued dividends on the Series C Preferred stock	—	—	—	(26,332)

Loss attributable to common stockholders [note 2]	(1,439,760)	(1,864,553)	(5,851,781)	(3,925,870)

Loss per common share - basic and diluted [note 2]	(0.01)	(0.01)	(0.04)	(0.03)

Weighted average common shares outstanding	141,846,843	130,862,557	138,060,213	130,402,791

See notes to interim consolidated financial statements 4

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) [Note 1 - Nature of Operations and Basis of Presentation]

	For the nine months ended December 31,
	2002 $	2001 $
OPERATING ACTIVITIES
Loss for the period	(5,851,781)	(3,899,537)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	153,569	121,964
Allowance for doubtful accounts	39,600	73,899
Loss on disposal of asset	—	2,916
(Gain) loss on sale of securities	—	(30,124)
Stock issued to vendor	563,346	89,600
Stock options issued to consultant	185,085	—
Accrued interest and accretion relating to secured promissory notes	625,852	111,147
Deferred financing charge	31,500	18,207
Changes in assets and liabilities:
Accounts receivable, trade	452,742	(362,681)
Inventory	679,304	(1,157,820)
Prepaid expenses and other	(50,237)	(78,860)
Deferred contract charges	(15,930)	—
Accounts payable, trade	(556,866)	1,007,706
Other accounts payable and accrued liabilities	(212,515)	72,633
Accrued employee benefits	(86,880)	(22,989)
Deferred revenue	146,516	162,925

Cash (used in) operating activities	(3,896,695)	(3,891,014)

INVESTING ACTIVITIES
Purchase of property and equipment	(90,583)	(86,413)
Purchase of intangible assets	(15,020)	—
Proceeds from sale of investment	—	30,124
Release of restricted cash	145,073	—
Restriction of cash	(101,295)	(144,724)
Decrease (increase) in certificate of deposit	58,696	(2,952)

Cash (used in) investing activities	(3,129)	(203,965)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,271,851	—
Proceeds from issuance of unsecured notes	1,800,000	—
Proceeds from issuance of secured promissory notes	—	1,000,000
Payment on Secured promissory notes	(1,400,000)	—
Proceeds from exercise of stock options	47,838	17,000
Proceeds from exercise of warrants	—	86,605

Cash provided by financing activities	3,719,689	1,103,605

Net (decrease) in cash and cash equivalents	(180,135)	(2,991,374)

Cash and cash equivalents, beginning of period	445,219	3,511,506

Cash and cash equivalents, end of period	265,084	520,132

Supplemental disclosures of cash information:
Cash paid during the period for:
Interest	80,844	—
Supplemental schedule of noncash investing and financing activities:
Deemed dividends on Series C preferred stock	—	26,332
Conversion of debt to equity	2,050,000	—
Common stock issued for interest	254,246	—
Common stock issued for intangible assets	50,000	—
Common stock issued on conversion of Series C preferred stock	—	822,227

See notes to interim consolidated financial statements 5

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

E.Digital Corporation (the “Company”) is incorporated under the laws of Delaware. The Company offers engineering partnerships to electronics companies to create portable digital devices that can link to personal computers (“PCs”) and the Internet. The Company markets to Original Equipment Manufacturers (“OEMs”) complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers’ preferred look and feel or branded and sold as they are, according to the customer’s wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) with a focus on digital music and voice player/recorders using the latest in digital storage media (a device used to store data) and technology. In December 2001, the Company announced plans to brand and sell its own line of digital audio products for consumers. In November 2002, the Company announced plans to refocus its strategy on OEM opportunities and de-emphasize marketing its own branded products.

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and for the nine month period ended December 31, 2002 and has an accumulated deficit of $64,218,771 at December 31, 2002. At December 31, 2002, the Company has a working capital deficiency of $1,931,328. A substantial portion of the loss is attributable to marketing costs of the Company’s new products and technology, substantial expenditures on research and development of technologies and its attempt to brand and sell its own line of products to consumers. The Company’s operating plans, including its plans to market to OEMs, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

2. LOSS PER SHARE

The Company’s losses for the periods presented cause the inclusion of potential common stock (“Common Stock”) instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options and warrants exercisable into 6,754,494 shares of Common Stock were outstanding as at December 31, 2002. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2002

The loss available to common stockholders was increased during the nine months ended December 31, 2002 and 2001 by accrued dividends of $nil and $26,332, respectively. The loss available to common stockholders is computed as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2002	2001	2002	2001
Loss and comprehensive loss	$(1,439,760)	$(1,864,553)	$(5,851,781)	$(3,899,537)
Dividends on Series A and C preferred stock	—	—	—	(26,332)

Loss available to common stockholders	$(1,439,760)	$(1,864,553)	$(5,851,781)	$(3,925,869)

3. SECURED PROMISSORY NOTES

12% Promissory Notes

On September 28, 2001, the Company issued 12% Secured Promissory Notes (“SP Notes”) for gross cash proceeds of $1,000,000 to certain investors. The SP Notes originally matured December 31, 2002 and were secured by the Company’s accounts receivable and inventory. The interest under the SP Notes accrued at a rate of 12% per annum simple interest and under the original terms, was payable in one installment on the maturity date. All of the holders of the SP Notes subsequently agreed to subordinate their security interest in the Company’s accounts receivable and inventory in favor of the rights granted to the holder of the 5% Secured Promissory Note, as hereinafter defined, so long as the 5% SP Note was outstanding. The Company redeemed the 5% SP Note on September 11, 2002. On December 30, 2002, the Company issued 807,013 shares of Common Stock in consideration for all accrued and unpaid interest. As at December 31, 2002, accrued interest totaled $nil [March 31, 2002 — $60,491]. On December 30, 2002, each of the note holders agreed to convert the unpaid principal balance totaling $1,000,000 of the SP Notes into 100,000 Series D convertible preferred stock (the “Series D stock”).

In connection with the sale of the SP Notes, the Company issued warrants to purchase 750,000 shares of Common Stock at a purchase price of $0.75 per common share expiring December 20, 2006. The Company has allocated $405,736 of the proceeds raised to the warrants and $594,264 to the SP Notes based on the relative fair value the instruments. The discount on the SP Notes has been subject to accretion over the term of the SP Note. The Company also issued warrants to purchase 100,000 shares of Common Stock at a purchase price of $0.75 per common share expiring December 31, 2006, as a finders’ fee. The estimated fair market value of these warrants at issuance was $91,034 and has been recorded as a deferred financing charge related to the SP Notes of $53,734 and $37,310 as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge has been amortized over the term of the SP Notes.

5% Secured Promissory Note

On January 18, 2002, the Company issued a 5% Secured Promissory Note (“5% SP Note”) for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and was secured by all assets of the Company including, without limitation, the Company’s intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000, (ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000. On September 11, 2002, the Company redeemed the outstanding balance and accrued interest on the 5% SP Note. As at December 31, 2002, accrued interest totaled $nil [March 31, 2002 — $11,343].

4. UNSECURED PROMISSORY NOTES

In July 2002, the Company issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain noteholders to finance various purchase orders and accounts payable. The Unsecured Notes originally matured sixty days from issuance, commencing December 1, 2002. The interest under the Unsecured Notes accrued at a rate of 24% per annum simple interest and was payable in one installment on the maturity date. Prior to maturity, the Company entered into a forbearance agreement with the noteholders through and including December 31, 2002. On December 30, 2002, the Company issued 397,104 shares of Common Stock in consideration for all accrued and unpaid interest. As at December 31, 2002, accrued interest totaled $nil [March 31, 2002 — $60,491]. On December 30, 2002, each of the noteholders agreed to convert the unpaid principal balance totaling $1,050,000 of the Unsecured Notes into 105,000 shares of Series D stock.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2002

15% Unsecured Promissory Note

On December 11, 2002, the Company issued a 15% Unsecured Promissory Note (“15% Unsecured Note”) for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. The Company entered into a forbearance agreement with the investor through and including December 31, 2002. On December 30, 2002, the Company issued 133,223 shares of Common Stock in consideration for all accrued and unpaid interest. At as December 31, 2002, accrued interest totaled $nil [March 31, 2002 — $nil]. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004.

5. PREFERRED STOCK

Series D

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the “Series D stock”) with a stated value of $10 per share. The Series D stock was issued pursuant to a conversion agreement with all of the noteholders of the Company’s $1,000,000 SP Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company’s election. The conversion price for each share of Series D stock is $0.20 subject to certain adjustments if the Company issues shares at prices lower than $0.20. The Company has agreed to use its best efforts to file a registration statement for the shares underlying the Series D stock by June 30, 2003. The conversion price was reduced to $0.19 pursuant to anti-dilution protection given to the preferred stockholders triggered by the sale of $129,000 of shares of Common Stock in January 2003.

6. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine month period ended December 31, 2002:

	Shares #	Amount $	Additional paid-in capital $	Contributed surplus $	Accumulated deficit $
Balance, March 31, 2002	132,537,298	$132,537	$54,628,608	$1,592,316	$(58,366,990)
Shares issued for cash	8,073,510	8,074	3,263,776	—	—
Exercise of Stock Options	111,250	111	47,727	—	—
Purchase of Intangibles for Stock	125,000	125	49,875	—	—
Shares issued to vendors	2,683,498	2,683	560,663	—	—
Shares issued for interest	1,337,340	1,337	252,909	—	—
Value assigned to 400,000 options
Issued to consultant	—	—	185,085	—	—
Loss for the period	—	—	—	—	(5,851,781)

Balance, December 31, 2002	144,867,896	$144,867	$58,988,643	$1,592,316	$(64,218,771)

On January 14, 2003, the Company issued 678,947 shares of Common Stock to an institutional investor for gross cash proceeds of $129,000 and 300,000 shares of Common Stock, valued at $54,000 to a vendor for goods and services received.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2002

7. WARRANTS AND OPTIONS

At December 31, 2002 warrants were outstanding and exercisable into the following shares of Common Stock:

Description	Number of Common Shares	Exercise Price $	Expiration Date

Warrants	500,000	$0.10	June 12, 2003
Warrants	161,662	$0.19	October 5, 2005
Warrants	850,000	$0.19	December 31, 2006

Total	1,511,662

In connection with the issuance of the Series C stock in October 2000, the Company issued warrants with an exercise price of $5.20. In April 2002, 161,662 warrants, which were issued to the investors and a placement agent in connection with the Series C stock were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of $1,500,000 of shares of Common Stock in April 2002. Pursuant to the anti-dilution protection given to the warrant holders, the warrants have been further repriced as follows: $0.38 on June 7, 2002; $0.31 on November 1, 2002; $0.30 on November 18, 2002; $0.205 on November 17 and $0.19 on December 24, 2002.

In connection with the issuance of the SP Notes, the Company issued warrants with an exercise price of $0.75. In April 2002, 850,000 warrants, which were issued to the investors and a placement agent in connection with the SP Note were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of $1,500,000 of shares of Common Stock in April 2002. Pursuant to the anti-dilution protection given to the warrant holders, the warrants have been further repriced as follows: $0.38 on June 7, 2002; $0.31 on November 1, 2002; $0.30 on November 18, 2002; $0.205 on November 17 and $0.19 on December 24, 2002.

The following table summarizes stock option activity for the period:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2002	5,915,750	$2.9578
Granted	2,805,000	$0.4442
Exercised	(111,250)	$0.4310
Forfeited	(1,251,668)	$1.9875
Cancelled	(2,115,000)	$5.4600

Outstanding at December 31, 2002	5,242,832	$0.9846

Exercisable at December 31, 2002	4,101,743	$0.9679

Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2003 to 2007 with an average life of 3.19 years.

8. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.

	December 31, 2002 $	March 31, 2002 $
Finished goods	218,472	805,400
Raw materials	12,446	104,822

	230,918	910,222

At March 31, 2002, the provision for inventory excess and obsolescence was $55,965. During the quarter ended June 30, 2002, the provision was increased by $158,272 without a reduction in the opening provision. During the quarter ended September 30, 2002, the provision was increased by $509,508 without a reduction in the opening provision. During the quarter ended December 31, 2002, the provision was decreased by $67,229 without a reduction in the opening provision, and accordingly, the provision for inventory excess and obsolescence at December 31, 2002 was $656,516.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2002

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on December 31, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724 ($nil at December 31, 2002) and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services which will be drawn down upon submission of invoices from APL. The Company also paid APL Direct Logistics $14,000 for initial integration and implementation expenses. In June 2002, the Company made a payment of $35,000 to APL Direct Logistics as an additional prepayment for freight management. Under the agreement, the Company’s minimum monthly commitment, which includes call center support, is approximately $46,000. In September 2002, the Company notified APL that it is terminating the agreement. At September 30, 2002, approximately $51,922 of finished goods inventory was held at APL Direct Logistics’ facilities. In the quarter ending December 31, 2002, APL drew down on $129,925 of the letter of credit and sold the Company’s inventory, with a value of $51,992 to reduce the Company’s obligations to APL. After applying $21,668, the balance in the prepaid freight management at APL, at December 31, 2002, the Company believes that the total amount due to APL is $78,392 and has been recorded as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

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

On March 25, 2002, the Company entered into a supply agreement with Digitalway, one of its contract manufacturers, and has agreed in good faith to purchase a minimum of approximately $5.96 million of product in the twelve-month period from initial order date. The Company began to purchase products from Digitalway in the quarter ending December 31, 2002 and has received approximately $136,000 of products through December 31, 2002.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for goods and services delivered to the Company and were recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately six years old. The amount owing to the vendor is still due but as the Company has had no contact with the vendor, the amount may not require payment. Accordingly, the accrued lease liability reflects management’s best estimate of the amount that may be due. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In December 2000, the Company entered into a three-year sublease agreement expiring on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments increased to $16,606 beginning August 1, 2002. As of December 31, 2002, 2002, the total operating lease obligation under the lease for office space is $116,242.

The Company maintains a $101,295 facility for an irrevocable letter of credit for products to be purchased from Digitalway.

10. RESTRICTED CASH

Restricted cash represents the irrevocable letter of credit issued to Digitalway in the amount of $101,295.

11. CREDIT RISK

Amounts owing from three major customers comprised 59% of accounts receivable at December 31, 2002. In the quarter ended December 31, 2002, the Company increased its allowance for doubtful account by approximately $39,600, to reflect uncertainty of collections from six retailers. Amounts owing from three major customers comprised 85% of accounts receivable at March 31, 2002.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2002

12. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two major customers comprise 62% of revenue for the quarter ended December 31, 2002. Sales to two major customers comprise 88% of revenue for the quarter ended December 31, 2001. Details of one customer’s plan of operations going forward (Lanier) are not known at this time. In October 2001, the Company satisfied its contractual commitment to deliver of product to Lanier and, to date, have received no additional purchase orders. The Company’s agreement with Lanier has not been renewed and the Company expects no additional sales. The loss of this customer has had a material adverse impact on the Company and its results of operations.

13. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current period’s presentation.

14. SUBSEQUENT EVENTS

On January 14, 2003, the Company issued 678,947 shares of Common Stock to an institutional investor for gross cash proceeds of $129,000 and 300,000 shares of Common Stock, valued at $54,000 to a vendor for goods and services received.

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

Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product’s functionality and user interface), software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products, fees from engineering services, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

In December 2001, we announced plans to brand and sell our own line of digital audio products for consumers. The first product in this program is a digital audio player named MXP™100, which incorporates our MicroOS™ 2.0 and VoiceNav™ technologies into a handheld digital music and voice recorder/player. This product which was launched on our website store on November 2, 2001, incorporates a proprietary PC software interface program designed and developed by us, called “MXP Music Explorer,” that allows users to download MP3 and Windows Media™ files from their PC’s hard drive to the portable player. The MXP-100 player uses either Microdrive™ storage media from IBM or CompactFlash™ storage media from SanDisk. In November 2002, we announced plans to refocus our business and marketing strategy on OEM opportunities and deempahsize the production and marketing of our own branded products. The decision to move away from marketing and selling our own branded products was driven by (i) slow payment terms by retailers, (ii) large working capital requirements, specifically inventory, (iii) extremely competitive and price sensitive market for consumer electronic goods in the United States; (iv) low margins and (v) the need for high level of sales and marketing expenditures.

Directly related to our consumer product sales plans, in December 2001, we signed a three-year agreement with APL Direct Logistics, a custom fulfillment partner, for product distribution, fulfillment, and support services. Under the multi-year agreement, APL Direct Logistics is to receive our product inventory in their distribution center in Hebron, Kentucky, and fulfill orders directly to consumers. These orders come from our secure online store, which has been established at http://www.edigital-store.com. Orders also may come from our partners, from other online sales sites, from other distributors, from resellers, or from retail stores. This agreement includes provisions for APL Direct Logistics or a subcontractor to provide call center support to answer consumer questions about our “e.Digital” branded products and non-branded products marketed by us and to take orders by phone when necessary. The agreement requires certain minimum payments to APL Direct Logistics and is for a term of three years, terminating December 31, 2004. In September 2002, we notified APL that we were terminating the agreement. In order to reduce our monthly overhead expenses, we have brought in-house all of the fulfillment, distribution and support services that previously had been handled by APL. At September 30, 2002, approximately $51,922 of finished goods inventory was held at APL Direct Logistics’ facilities. In the quarter ending December 31, 2002, APL drew down on $129,925 of the letter of credit and sold our inventory, with a value of $51,992 to reduce our obligations to APL. After applying $21,668, the balance in the prepaid freight management at APL, at December 31, 2002, we believe that the total amount due to APL is $78,392 and have recorded this amount as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In May 2002, we signed a strategic development agreement with Digitalway Co., Ltd., (“Digitalway”) of Korea. Under the agreement, we will co-develop and market advanced digital audio players for the consumer market. The products will be branded by e.Digital and marketed in the United States and Canada. The products will be branded by Digitalway and marketed in Asia and other territories. The new products developed under the agreement will be also branded by e.Digital and marketed in Europe. On May 31, 2002, we announced the first products resulting from this agreement, the Odyssey 100, Odyssey 200, and Odyssey 300. In July 2002, the products became available for sale. All of these portable MP3 player products use embedded Flash-memory technology with a SmartMedia card expansion slot for optional storage media upgrades. The Odyssey 100 is an extremely compact MP3 player with very efficient power management, providing up to 31 hours of playback time on a single AA Alkaline battery. The Odyssey 200 incorporates an FM tuner and a digital voice recorder. The Odyssey 300 features direct MP3 encoding, allowing users to plug in their personal CD player and encode MP3 files directly to the Odyssey 300 without the use of a computer. It also incorporates a digital voice recorder, FM tuner, and FM recorder. The Odyssey products include software to interface with PC and Mac platforms to organize and upload/download files.

In October 2002, we announced a partnership with Aircraft Protective Systems, Inc. (“APS”) to develop and market a portable, hard disk drive-based In-Flight Entertainment, or IFE, system under contract for a leading U.S. airline. The agreement specifies that we will manufacture and sell the customizable digital video player through APS. The agreement includes provisions for non-recurring engineering (“NRE”) fees to be paid by APS to us for design services plus licensing fees and royalties. To date, we have received $50,000 in payments under this agreement with respect to NRE fees only, of which $50,000 has been deferred at December 31, 2002.

In December 2001, we signed a strategic alliance agreement with DataPlay, Inc. (“DataPlay”) of Boulder, Colorado. The agreement specifies that we will provide engineering and technology development to DataPlay, specifically to incorporate DataPlay’s removable digital media and micro-optical engine into a variety of portable products. The agreement also states that DataPlay will refer OEM customers to us for product design, technology integration, and application development around DataPlay’s technology. This agreement includes provisions for non-recurring engineering (“NRE”) fees to be paid by DataPlay to us for design services and specifies that we will collect royalties from OEM customers on certain DataPlay-enabled products. To date we have received $335,000 in payments under this agreement with respect to NRE fees only, which have all been recorded as revenue. In September 2002, DataPlay announced that it had filed for protection under chapter 11 of the Bankruptcy Code and accordingly, we wrote off $20,914, the total amount due from DataPlay at September 30, 2002.

In December 2001, we signed a royalty-bearing licensing agreement with Hong Kong manufacturer Musical Electronics, Ltd. (“Musical”). Under the agreement, Musical licensed technology from us for use in Musical’s OEM products. The agreement calls for Musical to pay us licensing fees as well as per-unit royalties. On December 3, 2001, Musical announced that its first product, the Classic XP3, created under their licensing agreement with e.Digital, would be sold through Circuit City, a national consumer electronics retailer. To date, we have received $17,736 of licensing revenues and have recognized a total of $17,736 as revenues under this agreement. In addition, we have received $50,000 with respect to NRE fees, of which $31,666 has been deferred at December 31, 2002.

In March 2002, we announced that we had entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten (“Eclipse”), a car stereo company. Under the agreement, e.Digital will receive NRE fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. Specifically, the agreement states that e.Digital will provide Eclipse with engineering services to integrate file management and compressed audio management technology designed by e.Digital into an advanced automotive audio system. Eclipse refers to their automotive audio system as an “infotainment” platform because it includes not only a radio and CD Player, but also may (i) connect wirelessly to the Internet to download music or other data, (ii) store, organize, retrieve, and play back data, including digital audio files, from a hard disk drive, (iii) connect wirelessly to a user’s home personal computer while parked in the driveway for purposes of downloading and/or uploading music or other information, (iv) record radio signals to a built-in hard disk drive as they are received and (v) recognize the driver’s voice commands to perform a variety of operations. Prior to entering into the Development and Manufacturing Agreement, we had collaborated with Eclipse for several months to develop and deliver state-of-the-art automotive OEM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas. To date, we have received $55,000 under this agreement with respect to NRE fees only, of which $15,000 has been deferred as of December 31, 2002

In April 2002, we announced a strategic collaboration with DivXNetwork, Inc. (“DivX Networks”) of San Diego, California. DivX Networks created and markets a motion picture compression format (the DivX™ codec, a leading standard for MPEG-4 video distribution) that is used for storing, playing back, and streaming motion pictures over the Internet. Over 50 million users worldwide have downloaded the DivX codec and the format is frequently used for distribution of news, information, and entertainment by corporations and video producers including major motion picture companies. Under the agreement we are working with DivX to jointly develop and market a range of consumer electronics devices that play back DivX video. To date, we have received no revenues from this collaboration.

In July 2001, we signed a royalty-bearing licensing agreement with Bang & Olufsen Multimedia A/S (“Bang & Olufsen”), a premier European electronics, telephony and audio/video manufacturer. Under this licensing agreement, we customized and provided Bang & Olufsen a MicroOS™ based custom product platform for use in their branded music product line. To date, we have received $75,000 under this agreement with respect to NRE fees only, of which $45,706 has been deferred as of December 31, 2002. The first product developed under our licensing agreement (the BeoSound 2 digital audio player) became available to consumers in the United States and Canada in late June 2002, and in European markets a few weeks later. Bang & Olufsen sells their branded products through exclusive retail stores worldwide. To date, we have received $52,335 of licensing revenues and have recognized a total of $52,335 of revenues under this agreement.

We designed, developed and produced a digital voice recorder and computer docking station for the medical industry pursuant to a January 1997 development and supply agreement with Lanier Healthcare, LLC (“Lanier”). These products represent the Cquence Mobile portion of Lanier’s Cquence line of products for the medical industry. The Cquence line is an integrated medical document management solution that manages medical documents from creation, completion, distribution and retention. Cquence Mobile offers healthcare providers a mobile digital dictation unit and computer interface with a number of new advanced features. The Lanier agreement provided that we would supply and deliver product to them through December 2001. In May 1999, we commenced production, through a subcontract manufacturer, and in June 1999 commenced initial limited customer deliveries pursuant to purchase orders. The supply agreement provided for rolling six-month requirement forecasts and three-month advance orders. During the quarter ended December 31, 2002, we delivered $nil of products to Lanier, compared to $64,681 for the quarter ended December 31, 2001. In October 2001, we satisfied our contractual commitment to deliver of product to Lanier and, to date, have received no additional purchase orders. Our agreement with Lanier has not been renewed and we expect no additional sales.

We incurred operating losses in each of the last three fiscal years and for the six months ended December 31, 2002 and these losses have been material. We incurred operating losses of $5.2 million, $5.9 million, $3.9 million and $2.6 million in the nine months ended December 31, 2002 and fiscal years ended March 31, 2002, 2001 and 2000, respectively. At December 31, 2002, we had a working capital deficit of $1.9 million. Our monthly cash operating expenses have been reduced from approximately $500,000 at March 31, 2002 to approximately $275,000 at December 31, 2002. However, we may increase expenditure levels in future periods to expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Since March 31, 2002, we have experienced significant losses and negative cash flow from operations. The Company’s current working capital is sufficient to fund operations for the next two months. Our current operating plans, including our plans to market to OEMs, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses ; (b) expanding sales and marketing to OEM customers and markets and (c) raising, if necessary, additional capital and/or obtaining third party financing.

On February 6, 2002, we filed a “shelf” registration statement on Form S-3, No. 333-82272 (the “Registration Statement”) to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on April 29, 2002. On April 31, 2002, we sold 2,830,189 shares of common stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, we sold 2,105,264 shares of common stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses. On December 3, 2002, we sold 425,532 shares of common stock for gross proceeds of $200,000 and utilized $195,000 for working capital purposes and $5,000 for offering expenses. On October 2, 2002, we sold 455,000 shares of common stock for gross proceeds of $182,000, and utilized $150,00 to reduce the principal amount of the Unsecured Notes and $32,000 to reduce accrued interest due under the Unsecured Notes. On November 1, 2002, we sold 455,000 shares of common stock for gross proceeds of $138,500 and utilized $138,500 for working capital purposes. On November 18, 2002, we sold 445,000 shares of common stock for gross proceeds of $133,500 and utilized $133,500 for working capital purposes. On November 27, 2002, we sold 450,488 for gross proceeds of $92,350 and utilized $92,350 for working capital purposes. On December 24, 2002, we sold 555,263 for gross proceeds of $105,500 and utilized $105,500 for working capital purposes. On January 14, 2003, we sold 678,947 for gross proceeds of $129,000 and utilized $129,000 for working capital purposes

In July 2002, we issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes originally matured sixty days from issuance, commencing December 1, 2002. The interest under the Unsecured Notes accrued at a rate of 24% per annum simple interest and was payable in one installment on the maturity date. We have entered into a forbearance agreement with the investors through and including December 31, 2002. On December 30, 2002, we issued 397,104 shares of Common Stock in consideration for all accrued and unpaid interest. As at December 31, 2002, accrued interest totaled $nil [March 31, 2002 — $60,491]. On December 30, 2002, each of the note holders agreed to convert the unpaid principal balance totaling $1,050,000 of the Unsecured Notes into 105,000 Series D stock.

On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock do not have any registration rights.

On December 11, 2002, we issued a 15% Unsecured Promissory Note (“15% Unsecured Note”) for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. We entered into a forbearance agreement with the noteholder through and including December 31, 2002. On December 30, 2002, we issued 137,273 shares of Common Stock in consideration for all accrued and unpaid interest. At as December 31, 2002, accrued interest totaled $nil [March 31, 2002 — $nil]. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004.

Results of Operations
Nine months ended December 31, 2002 compared to nine months ended December 31, 2001

For the nine months ended December 31, 2002, we reported total revenues of $1,698,794, a 3.9% decrease from total revenues of $1,768,429 for the first nine months of fiscal 2002. Product revenues for nine months ending December 31, 2002 were $1,438,810, a 12.2% increase from product revenues of $1,282,554 for the nine months ending December 31, 2001. Product revenues for the nine months ending December 31, 2002 consisted almost entirely of sale of portable digital audio players, which we launched during the 3rd and 4th fiscal quarter of 2002, while approximately $309,319 of product revenues for the nine months ending December 31, 2001 consisted of sale of portable digital audio players. The balance of the sales for the nine months ending December 31, 2001 consisted almost entirely of product shipment to Lanier. The loss of Lanier as a customer has had a material adverse impact on our results of operations. Based on our experience with the purchasing and payment history of our customers, we began, in the quarter ending June 30, 2002, to recognize revenue from products sold to most of our retailers as they ship product to their customers rather than when we ship products to the retailers.

Service revenues for the first nine months of fiscal 2003 were $259,985 compared to $485,874 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At December 31, 2002 we had $107,078 of deferred revenue from development contracts which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption of our technology and enhance our future revenues.

For the nine months ended December 31, 2002, we reported a gross loss of $1,234,378 compared to a gross profit of $116,685 for the first nine months of fiscal 2002. Cost of sales for the nine months ended December 31, 2002 consisted of $2,810,761 of product costs and $122,411 of service costs, consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue decreased from 6.6% to (72.7%), due primarily to start-up costs relating to the launch of our branded products, the write-down of inventory by $600,551 related to slow moving and obsolete products, price reductions on our branded products and the APL Direct Logistics’ costs. At the present time, warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty, while the contract supply agreement on Lanier products provided a twelve-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the nine months ended December 31, 2002 were $3,987,581, as compared to $3,987,248 for the nine months ended December 31, 2001. Selling and administrative costs aggregated $2,873,264 for the first nine months of fiscal 2003 compared to $1,907,253 in the prior period. The $966,011 increase in selling and administrative costs resulted primarily from the following: increase in personnel and benefit costs of $621,633, an increase of $230,911 in professional fees, including $185,050 representing the value of stock options issued to a consultant, an increase in customer service costs of $27,113, an increase in advertising and promotional items of $92,557, offset by a decrease in outside public relations expense of $112,940 and a decrease in the use of outside consultants by $51,648. We anticipate quarterly selling and administrative expenses to decrease as we focus more on OEM opportunities and deemphasize selling and marketing our branded products.

Research and related expenditures for the nine months ended December 31, 2002 were $1,114,317, as compared to $2,079,995, for the nine months ended December 31, 2001. The $965,678 decrease in research and development costs resulted primarily from a decrease in the use of outside consultants and temporary labor of approximately $191,866, a decrease of approximately $199,533 of materials and supplies and a decrease of $466,640 in personnel and benefit costs resulting primarily from personnel who have moved from the research and development department into the sales and administrative departments. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $5,221,959 for the nine months ended December 31, 2002 as compared to an operating loss of $3,870,563 for the nine months ended December 31, 2001. The increase in operating loss resulted primarily from the gross loss for the nine months ended December 31, 2002 as compared to a gross profit for the nine months ended December 31, 2001. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first nine months of the current fiscal year of $5,851,781 as compared to a loss of $3,899,537 for the prior year’s first nine months. For the nine months ended December 31, 2002, we incurred interest expense of $713,067 as compared to $111,747 for the comparable period in the prior year due to the increase in the average principal debt balance outstanding during the nine months ending December 31, 2002.

The loss available to common stockholders for the nine months ended December 31, 2002 and 2001 is $5,851,781 and $3,925,870 respectively. Included in the loss available to common stockholders for the nine months ending December 31, 2002 and 2001 is accrued dividends of $nil and $26,332, respectively on the Series C stock.

Three months ended December 31, 2002 compared to three months ended December 31, 2001

For the three months ended December 31, 2002, we reported total revenues of $643,420, an 8.7% increase from total revenues of $592,155 for the quarter ended December 31, 2001. Product revenues for the quarter ended December 31, 2002 were $559,762, a 22.9% increase from product revenues of $455,379 for the quarter ended December 31, 2001. Product revenues for the quarters ended December 31, 2002 December 31, 2001 consisted almost entirely of sale of portable digital audio players, which we launched during the 3rd and 4th fiscal quarter of 2002. The increase in product revenues was the result of increased units sold, offset by reductions in unit prices.

Service revenues for the quarter ended December 31, 2002 were $83,658 compared to $136,776 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects.

For the quarter ended December 31, 2002, we reported a gross loss of $105,844 compared to a gross loss of $305,090 for the quarter ended December 31, 2002. Cost of sales for the quarter ended December 31, 2002 consisted of $725,300 of product costs and $23,964 of service costs, consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue improved from (51.5%) to (16.5%), due primarily to start-up costs relating to the launch of our branded products and the APL Direct Logistics’ costs incurred in the quarter ending December 31, 2001. At the present time, warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the quarter ended December 31, 2002 were $1,139,825, as compared to $1,454,976 for the quarter ended December 31, 2001. Selling and administrative costs aggregated $829,003 for the quarter ended December 31, 2002 compared to $868,433 in the prior period. The $39,430 decrease in selling and administrative costs resulted primarily from the following: decrease in outside public relations and consultant expense of $108,201, a decrease in professional fees of $90,057, offset by an increase in personnel and benefit costs of $107,244, an increase in insurance expense of $35,545 and an increase in bad debt expense of $27,630. We anticipate quarterly selling and administrative expenses to decrease as we focus more on OEM opportunities and away from selling and marketing our branded products.

Research and related expenditures for the quarter ended December 31, 2002 were $310,822, as compared to $586,543, for the quarter ended December 31, 2001. The $275,721 decrease in research and development costs resulted primarily from a decrease in the use of outside consultants and temporary labor of approximately $38,864, and a decrease of approximately $233,239 in personnel and benefit costs resulting primarily from personnel who have moved from the research and development department into the sales and administrative departments. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,245,669 for the quarter ended December 31, 2002 as compared to an operating loss of $1,760,066 for the quarter ended December 31, 2001. The increase in operating loss resulted primarily from a smaller gross loss for the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001, as well as decreased operating expenses. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the quarter ended December 31, 2002 of $1,439,760 as compared to a loss of $1,864,553 for the quarter ended December 31, 2001. For the quarter ended December 31, 2002, we incurred interest expense of $208,721 as compared to $111,147 for the comparable period in the prior year.

The loss available to common stockholders for the quarter ended December 31, 2002 and 2001 is $1,439,760 and $1,864,553, respectively.

Liquidity and Capital Resources

At December 31, 2002, we had working capital deficit of $1,931,328 compared to a working capital deficit of $2,543,657 at March 31, 2002. We had $230,918 of working capital invested in inventory at December 31, 2002. Cash used in operating activities for the nine month period ended December 31, 2002 was $3,896,695 resulting primarily from the loss for the period of $5,851,781, a decrease in accounts payable of $555,866, offset by a decrease in inventory of $679,304, a decrease in accounts receivable of $452,742, the issuance of stock to vendors of $563,346, the issuance of stock as payment on accrued interest of $254,246 and the value of stock options issued to a consultant of $185,085. During the nine months ended December 31, 2002 we purchased $90,583 in property and equipment. For the nine months ended December 31, 2002, cash provided by financing activities was $3,719,689 resulting primarily from $3,271,851 proceeds from issuance of shares of Common Stock, $1,800,000 proceeds from the issuance of the Unsecured Notes and the 15% Unsecured Note and proceeds of $47,838 from the exercise of stock options, offset by a payment of $1,400,000 on the 5% SP Notes. For the nine months ended December 31, 2002, net cash and cash equivalents decreased by $180,135.

At December 31, 2002, we had net accounts receivable of $126,167 as compared to $618,509 at March 31, 2002. This represented approximately 18 days of revenues. During the quarter ending December 31, 2002, we increased the allowance for doubtful accounts by $39,600. The decrease in receivables resulted from collections during the quarter ending December 31, 2002. In addition, beginning in the quarter ending September 30, 2002, we began to offset accounts receivable with deferred revenues for most of our retail customers, which had the impact of lowering our reported accounts receivable balances. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At December 31, 2002, we had cash and cash equivalents of $265,084. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position and assuming (a) continuation of existing OEM arrangements and (b) currently planned expenditures and level of operation, we believe we have sufficient capital resources for the next two months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of OEM shipments, orders and reorders are subject to many factors and risks, many outside our control.

On February 6, 2002, we filed a “shelf” registration statement on Form S-3, No. 333-82272 (the “Registration Statement”) to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on April 29, 2002. On April 31, 2002, we sold 2,830,189 shares of common stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, we sold 2,105,264 shares of common stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses. On December 3, 2002, we sold 425,532 shares of common stock for gross proceeds of $200,000 and utilized $195,000 for working capital purposes and $5,000 for offering expenses. On October 2, 2002, we sold 455,000 shares of common stock for gross proceeds of $182,000, and utilized $150,00 to reduce the principal amount of the Unsecured Notes and $32,000 to reduce accrued interest due under the Unsecured Notes. On November 1, 2002, we sold 455,000 shares of common stock for gross proceeds of $138,500 and utilized $138,500 for working capital purposes. On November 18, 2002, we sold 445,000 shares of common stock for gross proceeds of $133,500 and utilized $133,500 for working capital purposes. On November 27, 2002, we sold 450,488 for gross proceeds of $92,350 and utilized $92,350 for working capital purposes. On December 24, 2002, we sold 555,263 for gross proceeds of $105,500 and utilized $105,500 for working capital purposes. On January 14, 2003, we sold 678,947 for gross proceeds of $129,000 and utilized $129,000 for working capital purposes

In July 2002, we issued Unsecured Promissory Notes (“Unsecured Notes”) for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes originally matured sixty days from issuance, commencing December 1, 2002. The interest under the Unsecured Notes accrued at a rate of 24% per annum simple interest and was payable in one installment on the maturity date. We have entered into a forbearance agreement with the investors through and including December 31, 2002. On December 30, 2002, we issued 397,104 shares of Common Stock in consideration for all accrued and unpaid interest. As at December 31, 2002, accrued interest totaled $nil [March 31, 2002 — $60,491]. On December 30, 2002, each of the note holders agreed to convert the unpaid principal balance totaling $1,050,000 of the Unsecured Notes into 105,000 Series D stock.

On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock do not have any registration rights.

On December 11, 2002, we issued a 15% Unsecured Promissory Note (“15% Unsecured Note”) for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. We entered into a forbearance agreement with the noteholder through and including December 31, 2002. On December 30, 2002, we issued 137,273 shares of Common Stock in consideration for all accrued and unpaid interest. At as December 31, 2002, accrued interest totaled $nil [March 31, 2002 — $nil]. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004.

We are actively seeking equity financing and intend to use proceeds from equity sales for working capital and to repay the 15% Unsecured Note. If we are unable to secure equity financing, we will attempt to renegotiate the terms of the 15% Unsecured Note. There can be no guarantee that we will be able to raise additional equity and/or renegotiate the terms of the 15% Unsecured Note with the noteholder.

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

Future Commitments and Financial Resources

We have entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on December 31, 2004. As part of this agreement, we provided APL Direct Logistics with a letter of credit amounting to $144,724 ($nil at December 31, 2002) and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services which will be drawn down upon submission of invoices from APL. We also paid APL Direct Logistics $14,000 for initial integration and implementation expenses. In June 2002, we made a payment of $35,000 to APL Direct Logistics as an additional prepayment for freight management. Under the agreement, our minimum monthly commitment, which includes call center support, is approximately $46,000. In September 2002, we notified APL that we are terminating the agreement. At September 30, 2002, approximately $51,922 of finished goods inventory was held at APL Direct Logistics’ facilities. In the quarter ending December 31, 2002, APL drew down on $129,925 of the letter of credit and sold our inventory, with a value of $51,992 to reduce our obligations to APL. After applying $21,668, the balance in the prepaid freight management at APL, at December 31, 2002, we believe that the total amount due to APL is $78,392 and has been recorded as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

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

In December 2000, we entered into a three-year sublease agreement expiring on July 31, 2003. We are occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments increased to $16,606 beginning August 1, 2002. As of December 31, 2002, the total operating lease obligation under the lease for office space is $116,242.

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

We are exposed to some market risk through interest rates, related to our investment of our current cash and cash equivalents of $265,084 as of December 31, 2002. A 10% change in market interest rates would not have a material affect on earnings or cash flows. We do not consider this risk to be material, and we manage the risk by continuing to evaluate the best investment rates available for short-term high quality investments.

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

Item 2. Changes in Securities

(a)	NONE

(b)	NONE

(c)	On October 2, 2002, we issued 455,000 shares of Common Stock to an institutional investor for gross cash proceeds of $182,000 and 840,000 shares of Common Stock, valued at $336,000 to three vendors for goods and services received.

On November 1, 2002, we issued 446,774 shares of Common Stock to an institutional investor for gross cash proceeds of $138,500 and 300,000 shares of Common Stock, valued at $93,000 to a vendor for goods and services received.

On November 18, 2002, we sold 445,000 shares of common stock to an institutional investor for gross cash proceeds of $133,500 and 200,000 shares of Common Stock, valued at $60,000 to a vendor for services provided.

On November 27, 2002, we sold 450,488 shares of common stock to an institutional investor for gross cash proceeds of $92,350 and 200,000 shares of Common Stock, valued at $41,000 to a vendor for services provided.

On December 24, 2002, we sold 555,263 shares of common stock to an institutional investor for gross cash proceeds of $105,500; 1,023,468 shares of Common Stock, valued at $194,465 for five vendors for goods and services received and 1,337,340 shares of Common Stock, valued at $254,096 to five investors for unpaid interest on the SP Notes and the 15% Unsecured Note.

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the “Series D stock”) with a stated value of $10 per share. The Series D stock was issued pursuant to a conversion agreement with all of the noteholders of the Company’s $1,000,000 SP Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company’s election. The conversion price for each share of Series D stock is $0.20 subject to certain adjustments if the Company issues shares at prices lower than $0.20. The Company has agreed to use its best efforts to file a registration statement for the shares underlying the Series D stock by June 30, 2003. The conversion price was reduced to $0.19 pursuant to anti-dilution protection given to the preferred stock holders triggered by the sale of $129,000 of shares of Common Stock in January 2003.

20

On January 14, 2003, the Company issued 678,947 shares of Common Stock to an institutional investor for gross cash proceeds of $129,000 and 300,000 shares of Common Stock, valued at $54,000 to a vendor for goods and services received.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 312 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer.

Exhibit 99.2 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 312 of the Sarbanes-Oxley Act of 2002, signed by Ran Furman, Chief Financial Officer.

Exhibit 99.3 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer and Ran Furman, Chief Financial Officer.

(b)     Reports on Form 8-K

On December 30, 2002, the Company filed a Form 8-k reporting an Item 9 event relating to the conversion of the $1,000,000 SP Notes into 100,000 Series D stock and the conversion of $1,050,000 Unsecured Notes into 105,000 Series D stock .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.DIGITAL CORPORATION

Date: February 13, 2003	By:	/s/ RAN FURMAN ——————————————— Ran Furman, Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign on behalf of the Registrant)

22