Form 10-K
period 2003-03-31
E DIGITAL CORP
filed 2003-06-26
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year. $2,597,363

The aggregate market value of the issuer's Common Stock held by non-affiliates of the registrant on June 6, 2003 was approximately $29,100,669 based on the average of the closing bid and ask price of $0.20 as reported on the NASD's OTC Electronic Bulletin Board system.

As of June 6, 2003 there were 147,604,343 shares of e.Digital Corporation Common Stock, par value $.001, outstanding and 205,000 shares of Series D Preferred Stock, par value $10.00 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
                                     PART I
ITEM 1.       Description of Business                                                                             3
ITEM 2.       Description of Property                                                                            15
ITEM 3.       Legal Proceedings                                                                                  15
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                15

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters                                           15
ITEM 6.       Selected Consolidated Financial Statements                                                         16
ITEM 7.       Management's Discussion and Analysis or Plan of Operation                                          17
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk                                         30
ITEM 8.       Financial Statements                                                                               31
ITEM 9.       Changes In and Disagreement With Accountants on Accounting and Financial Disclosure                31

                                    PART III

ITEM 10.      Directors, Executive Officers, Promoters and Control Persons,
              Compliance With Section 16(a) of the Exchange Act                                                  31
ITEM 11.      Executive Compensation                                                                             33
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management                                     36
ITEM 13.      Certain Relationships and Related Transactions                                                     37
ITEM 14.      Controls and Procedures                                                                            37

                                     PART IV

ITEM 15.      Exhibits and Reports on Form 8-K                                                                   38


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

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name. We offer engineering services to leading electronics companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market our services and technologies to Original Equipment Manufacturers ("OEMs") with a focus on developing digital music, voice, and video players/recorders using the latest in digital storage media (a device used to store data) and technology. OEMs are business customers that license or purchase our products or our technology to embed in their own products. We offer complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers' preferred look and feel or branded and sold as they are, according to the customer's wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) for private labeling by OEMs. We may sometimes integrate our OEMs' unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

         We have relationships with manufacturers with facilities in the United States, China and Korea. We have expertise in developing, performing and overseeing manufacturing processes. We apply our technology and expertise in providing manufacturing supervision, documentation, and quality control services to products for our OEM customers and for our e.Digital branded products. We also use our technology to design and build "e.Digital-branded" portable digital audio players and market them to consumers through various channels. Our primary focus, however, is serving the development and manufacturing needs of our OEM customers and licensees.

         Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product's functionality and user interface), and software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products, fees from engineering services, fees or royalties from technology licensing, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

COMPANY

         Our company, then known as Norris Communications, was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 changed its domicile to the Yukon Territory, Canada. On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware. On January 13, 1999, the stockholders approved a name change to e.Digital Corporation. Our principal executive offices and primary operating facilities are located at 13114 Evening Creek Drive South, San Diego, California 92128 and our telephone number is (858) 679-1504. Our Internet site is located at WWW.EDIG.COM OR WWW.EDIGITAL.COM. Information contained in our Internet site is not part of this annual report.

RECENT DEVELOPMENTS

        In July 2001, we signed a royalty-bearing licensing agreement with Bang & Olufsen Multimedia A/S ("Bang & Olufsen"), a premier European electronics, telephony and audio/video manufacturer. Under this licensing agreement, we customized and provided Bang & Olufsen a MicroOS-based custom product platform for use in their branded music product line. To date, we have received $75,000 under this agreement with respect to NRE fees only, of which $36,292 has been deferred as of March 31, 2003. The first product developed under our licensing agreement (the BeoSound 2 digital audio player) became available to consumers in the United States and Canada in late June 2002, and in European markets a few weeks later. In December 2002, Bang & Olufsen added BeoSound 2 for the Macintosh to their product line. This was also developed in collaboration with our engineering team. Bang & Olufsen sells their branded products through exclusive retail stores worldwide. To date, we have received $55,625 of licensing revenues and have recognized a total of $55,625 of revenues under this agreement.

        In September 2001, we announced plans to brand and sell our own line of digital audio products for consumers. The first product in this program was the MXP(TM)100 digital audio player, which incorporates our MicroOS(TM) 2.0 and

VoiceNav(TM) technologies into a handheld digital music and voice recorder/player. In December 2001, we launched the Treo(TM) 10 and, in June 2002,Treo(TM) 15 hard-disk-drive based handheld music players with 10 GigaBytes
(GB) and 15 GB of built in storage, respectively. The Treo(TM) players are also based on our MicroOS(TM) technology. During the 2002 calendar year we also branded several products developed by outside manufacturers and sold them through our resellers and our online store. These products include a line of flash-memory-based compact digital audio players, the Odyssey(TM) 100, Odyssey(TM) 200, and Odyssey(TM) 300, and a slim, portable CD player, called Silhouette(TM), capable of playing home-recorded CDs. In November 2002, we announced plans to refocus our business and marketing strategy on OEM opportunities and de-emphasize the production and marketing of our own branded products. The decision to move away from marketing and selling our own branded products was driven by (i) slow payment terms by retailers, (ii) large working capital requirements, specifically inventory, (iii) extremely competitive and price sensitive market for consumer electronic goods in the United States; (iv) low margins and (v) the need for high level of sales and marketing expenditures.

        Directly related to our consumer product sales plans, in December 2001, we signed a three-year agreement with APL Direct Logistics, a custom fulfillment partner, for product distribution, fulfillment, and support services. Under the multi-year agreement, APL Direct Logistics received our product inventory in their distribution center in Hebron, Kentucky, and fulfilled orders directly to consumers. These orders came from our secure online store, which had been established at HTTP://WWW.EDIGITAL-STORE.COM. Orders also came from our partners, from other online sales sites, from other distributors, from resellers, or from retail stores. This agreement included provisions for APL Direct Logistics or a subcontractor to provide call center support to answer consumer questions and to take orders by phone when necessary. The agreement required certain minimum payments to APL Direct Logistics and was for a term of three years, terminating December 31, 2004. In September 2002, we notified APL that we were terminating the agreement. In order to reduce our monthly overhead expenses, we have brought in-house all of the fulfillment, distribution and support services that previously had been handled by APL. At September 30, 2002, approximately $51,922 of finished goods inventory was held at APL Direct Logistics' facilities. In the quarter ending December 31, 2002, APL drew down on $129,925 of the letter of credit and sold our inventory, with a value of $51,992 to reduce our obligations to APL. After applying $21,668, the December 31, 2002 balance in the prepaid freight management account at APL, we believe that the total amount due to APL is $78,392 and have recorded this amount as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

        In March 2002, we announced that we had entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten ("Eclipse"), a car stereo company. Under the agreement, e.Digital receives NRE fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. Specifically, the agreement states that e.Digital will provide Eclipse with engineering services to integrate file management and compressed audio management technology designed by e.Digital into an advanced automotive audio system. Prior to entering into the Development and Manufacturing Agreement, we had collaborated with Eclipse for several months to develop and deliver state-of-the-art automotive OEM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. Eclipse refers to their automotive audio system as an "infotainment" platform because it includes not only a radio and CD Player, but also may (i) connect wirelessly to the Internet to download music or other data, (ii) store, organize, retrieve, and play back data, including digital audio files, from a hard disk drive, (iii) connect wirelessly to a user's home personal computer while parked in the driveway for purposes of downloading and/or uploading music or other information, (iv) record radio signals to a built-in hard disk drive as they are received and (v) recognize the driver's voice commands to perform a variety of operations. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas. To date, we have received $30,000 under this agreement with respect to NRE fees only, of which $15,000 has been deferred as of March 31, 2003.

        In April 2002, we announced a strategic collaboration with DivXNetwork, Inc. ("DivX Networks") of San Diego, California. DivX Networks created and markets a motion picture compression format (the DivX(TM) codec, a leading standard for MPEG-4 video distribution) that is used for storing, playing back, and streaming motion pictures over the Internet. Over 80 million users worldwide have downloaded the DivX codec and the format is frequently used for distribution of news, information, and entertainment by corporations and video producers including major motion picture companies. Under the agreement, we are working with DivX to jointly develop and market a range of consumer electronics devices that play back DivX video and provide copyright protection to encoded video files. To date, we have received no revenues from this collaboration.

        In May 2002, we signed a strategic development agreement with Digitalway Co., Ltd., ("Digitalway") of Korea. Under the agreement, we will co-develop and market advanced digital audio players for the consumer market. The products will be branded by e.Digital and marketed in the United States and Canada. The products will be branded by Digitalway and marketed in Asia and Europe.

        In October 2002, we announced a development agreement with Aircraft Protective Systems, Inc. ("APS") to develop and market a portable, hard disk drive-based In-Flight Entertainment, or IFE, system under contract for a leading U.S. airline. The agreement specifies that we will manufacture and sell the customizable digital video player through APS. The agreement includes provisions for non-recurring engineering ("NRE") fees to be paid by APS to us for design services plus licensing fees and royalties. To date, we have received $50,000 in payments under this agreement with respect to NRE fees only, of which $50,000 has been deferred at March 31, 2003.

        In January 2003, we launched the e.Digital Odyssey(TM) 1000, a portable hard disk drive-based digital audio player jointly designed by e.Digital and Digitalway, and manufactured by Digitalway. The Odyssey(TM) 1000 is based on our MicroOS(TM) technology, and has an embedded 2.5 inch, 20 GB capacity hard drive capable of storing and playing back up to 5,000 tracks. It has a USB (Universal Serial Bus) 2.0 connection capable of downloading and writing up to 8 MegaBytes
(MB) per second. The Odyssey(TM) 1000 incorporates an FM radio and digital voice recorder and a large, backlit display. It also acts as a portable hard drive and can store and transport any type of data file including images, spreadsheets, or other electronic documents. VoiceNavTM is included to make it easier to navigate through a large music collection and play a selected track.

        In February 2003, we announced a development agreement with independent systems integrator Softeq Development Corporation ("Softeq"). Under the agreement, we are collaborating with Softeq to develop a new digital audio product using e.Digital's patented MicroOS(TM) technology and wireless communication technology. The agreement calls for us to provide finished, manufactured products to Softeq, who is to supply them to Hewlett-Packard for a specific customer of Hewlett-Packard's. To date, we have received $51,000 in payments under this agreement with respect to NRE fees only, of which $51,000 has been deferred at March 31, 2003.

         We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $5.8 million, $5.9 million and $3.9 million in fiscal year 2003, 2002 and 2001, respectively. At March 31, 2003, we had a working capital deficit of $1.4 million. Our monthly cash operating costs have decreased from approximately $500,000 per month at the end of fiscal year 2002 to the current level of approximately $225,000 per month. However, we may increase expenditure levels in future periods to support the launch of "e.Digital" branded products and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

        Since March 31, 2001, we have experienced significant losses and negative cash flow from operations. The Company's current working capital is sufficient to fund operations for the next three months. Our current operating plans, including our plans to market to OEMs, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

        Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses ; (b) expanding sales and marketing to OEM customers and markets and
(c) raising, if necessary, additional capital and/or obtaining third party financing.

        On September 28, 2001, we issued 12% Secured Promissory Notes ("SP Notes") for gross cash proceeds of $1,000,000 to certain accredited investors. The SP Notes mature December 31, 2002 and are secured by our accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date. In connection with the sale of the SP Notes, we issued warrants to purchase 750,000 shares of our common stock, $0.001 par value ("Common Stock") at a purchase price of $0.75 per common share expiring September 20, 2006. The proceeds raised have been allocated to the SP Notes and warrants based on their relative fair values. On December 30, 2002, we issued 807,013 shares of Common Stock in consideration for all accrued and unpaid interest. On December 30, 2002, each of the note holders agreed to convert the unpaid principal balance totaling $1,000,000 of the SP Notes into 100,000 Series D convertible preferred stock (the "Series D stock").

         On January 18, 2002, we issued a 5% Secured Promissory Note ("5% SP Note") for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and is secured by all assets of our company including, without limitation, our intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000, (ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000. On September 11, 2002, we redeemed the outstanding balance and accrued interest on the 5% SP Note

        On February 6, 2002, we filed a "shelf" registration statement on Form S-3, No. 333-82272 (the "Registration Statement") to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on April 29, 2002. On April 31, 2002, we sold 2,830,189 shares of Common Stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, we sold 2,105,264 shares of Common Stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses. On December 3, 2002, we sold 425,532 shares of Common Stock for gross proceeds of $200,000 and utilized $195,000 for working capital purposes and $5,000 for offering expenses. On October 2, 2002, we sold 446,774 shares of Common Stock for gross proceeds of $182,000, and utilized $150,000 to reduce the principal amount of the Unsecured Notes and $32,000 to reduce accrued interest due under the Unsecured Notes. On November 1, 2002, we sold 455,000 shares of Common Stock for gross proceeds of $138,500 and utilized $138,500 for working capital purposes. On November 18, 2002, we sold 445,000 shares of Common Stock for gross proceeds of $133,500 and utilized $133,500 for working capital purposes. On November 27, 2002, we sold 450,488 shares of Common Stock for gross proceeds of $92,350 and utilized $92,350 for working capital purposes. On December 24, 2002, we sold 555,263 shares of Common Stock for gross proceeds of $105,500 and utilized $105,500 for working capital purposes. On January 14, 2003, we sold 678,947 shares of Common Stock for gross proceeds of $129,000 and utilized $129,000 for working capital purposes. On March 6, 2003, we sold 425,000 shares of Common Stock for gross proceeds of $80,750 and utilized $80,750 for working capital purposes. On June 10, 2003, we sold 6,161,705 shares of Common Stock for gross proceeds of $1,170,723 and utilized $203,067 to redeem all of the principal and accrued interest on the 24% Unsecured Promissory Note, $74,137 to redeem all of the principal and accrued interest on the 24% Unsecured Note to a director and $893,519 for working capital purposes.

         In July 2002, we issued Unsecured Promissory Notes ("Unsecured Notes") for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes originally matured sixty days from issuance, commencing December 1, 2002. The interest under the Unsecured Notes accrued at a rate of 24% per annum simple interest and was payable in one installment on the maturity date. We have entered into a forbearance agreement with the investors through and including December 31, 2002. On December 30, 2002, we issued 397,104 shares of Common Stock in consideration for all accrued and unpaid interest. On December 30, 2002, each of the note holders agreed to convert the unpaid principal balance totaling $1,050,000 of the Unsecured Notes into 105,000 Series D stock.

         On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock do not have any registration rights.

         On December 11, 2002, we issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. We entered into a forbearance agreement with the noteholder through and including December 31, 2002. On December 30, 2002, we issued 137,273 shares of Common Stock in consideration for all accrued and unpaid interest. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005;
(ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004.

On March 17, 2003, we issued a 24% Unsecured Promissory Note ("24% Unsecured Note") for gross cash proceeds of $42,000 to a director to finance inventory purchases. On March 31, 2003, we repaid all accrued interest and $6,938 of principal. At March 31, the principal amount due under the 24% Unsecured Note was $35,454. On April 28, 2003, we received additional gross cash proceeds of $37,800 from the same director pursuant to this same 24% Unsecured Note. On June 10, 2003, we redeemed the outstanding balance and accrued interest on the 24% Unsecured Note.

In May 2003, we issued certain 24% Unsecured Promissory Notes ("24% Unsecured Promissory Notes") for gross cash proceeds of $200,000 to certain accredited investors. The 24% Unsecured Promissory Notes mature on June 30, 2004. The interest under the 24% Unsecured Promissory Notes is payable monthly at a rate of 12% per annum, simple interest and accrues an additional interest of 12% per annum, simple interest to be paid at the earlier of redemption or maturity. On June 10, 2003, we redeemed the outstanding balance and accrued interest on the 24% Unsecured Note.

On June 10, 2003, we sold 6,161,705 shares for gross proceeds of $1,170,723 and utilized $203,067 to redeem all of the principal and accrued interest on the 24% Unsecured Promissory Notes, $74,137 to redeem all of the principal and accrued interest on the 24% Unsecured Note to a director and $893,519 for working capital purposes.

INDUSTRY BACKGROUND
We design and market products employing portable storage media with the major categories being digital voice recorders, digital music players, digital video players, and related mobile devices. We have recently begun developing automotive stereo products and components using our technology.

PORTABLE STORAGE MARKET
-----------------------
There are two major categories of portable storage media: solid state and miniature rotating disks including hard disk drives. We have designed our technology to work with a wide variety of portable storage media. Our product applications support a variety of storage media including SanDisk's multimedia card format and Secure Digital memory card format (created by SanDisk, Toshiba, and Matsushita-known in the United States as Panasonic), the IBM Microdrive format, Intel's Miniature Card, CompactFlash, and others, thereby offering customers design flexibility and choices among portable storage memory. Capacities range from 16 Megabytes ("MB") to 80 Gigabytes ("GB") in portable storage formats widely available from various vendors.

We believe these portable storage formats are complicated to use and generally require a sophisticated interface and file system. A file system is a software driver used to make portable memory components more closely emulate a traditional disk drive and allow an understood mechanism for rapidly storing and retrieving data with the minimal overhead allowed in a portable device. Portable storage formats may also require the use of sophisticated power management systems to maximize battery life in portable devices, and additionally may require robust software interfaces with personal computing platforms for consumers' ease of use in exchanging data files (consisting of music, pictures, movies, voice recordings, text documents, spreadsheets, or other data) with their personal computers.

DIGITAL MUSIC PLAYERS
---------------------
Digital audio compression technologies allow the transmission of compact disc quality audio over the Internet. Several compression formats are currently used, including MP3 (an open digitally encoded audio standard arising from the Moving Picture Experts Group), Dolby Laboratories' AAC, Microsoft's Windows Media Audio ("WMA"), Sony's ATRAC3, QDesign's QDX and Lucent's Enhanced Perceptual Audio Coder ("ePAC"). These compression formats also allow consumers to encode (sometimes referred to as "ripping") music files from purchased, prerecorded music CDs. They may also acquire these compressed music files from Internet sites providing various music downloads for free or for a fee. These files may be stored on a computer hard drive or downloaded to a portable digital music player via a USB cable or other type of cable interface.


Some compression technologies, including the widespread MP3 format, lack copyright protection. Downloading music from the Internet has become popular, and music content copyright owners, including the major record companies, have raised concerns about unauthorized copying or "pirating" of copyrighted sound recording. The percentage of Internet users downloading music files increased from 38% in 2000 to 44% in 2002. (Source: Ipsos-Reid, a consumer marketing research firm.) Because pirating of copyrighted content remains a concern, we are working to support viable digital rights management ("DRM") technology in our portable music players.


Portable digital music players are becoming popular. In-Stat/MDR predicts that worldwide portable digital music players unit shipments will grow from 6.8 million in 2002 to over 36 million in 2007 with hard disk drive-based players experiencing the highest growth rate. We believe that the popularity of inexpensive or free music compression programs such as RealOne, musicmatch Jukebox, Windows Media, and WinAmp--as well as online music subscription and downloading services --will drive demand for portable digital music players by making it easier for consumers to create and collect digital audio files.

AUTOMOTIVE AUDIO MARKET
-----------------------
Automotive audio ("autosound") products can be installed at the factory/dealer level, or in various retail outlets after the purchaser leaves the dealership (known as "aftermarket" purchases).

Trends in automotive stereo products include the development of an industry known as automotive "telematics." Automotive telematics is the wireless exchange or delivery of communication, information, and other content between the auto and/or occupants and external sources. Telematics systems may integrate sophisticated entertainment, information, communication, navigation, and other systems with an onboard computer or other control system to enhance driver and passenger safety and/or comfort. The Strategis Group, a research firm, predicts that 84 percent of new cars sold in 2004 will feature some form of telematics equipment, and UBS Warburg estimates that the telematics market will be worth $47 billion by 2010.

Working with Lucent Technologies, we developed a user-independent speech recognition interface, known as VoiceNav, for our MXPTM 100 portable digital audio player. Based on Lucent's robust speech recognition technology, VoiceNav marks the first time a speech recognition system has been incorporated into a handheld device that is not connected to a network for its processing power. VoiceNav has a 100,000-word English language vocabulary and can recognize names and sounds not in the dictionary, without training. We believe VoiceNav will be important to automotive stereo manufacturers and car manufacturers as it can allow advanced stereo or telematics systems to be operated by the driver using only voice commands or phrases. We believe this will make these sophisticated automotive systems easier and safer to use. We are working to incorporate VoiceNav into automotive system designs so that the driver will not have to take his/her hands off the wheel to operate the stereo or other systems.

Automotive stereo or telematics units may store map or navigation information, music, news, or other content for the driver to access as needed. With Eclipse by Fujitsu Ten, we are working to develop automotive stereo and telematics products incorporating a hard disk drive. We are also working with them to make the hard disk drive portable and removable in automotive applications.

DIGITAL VIDEO PLAYERS
---------------------
Digital video players including DVD (digital video disc) players are increasing in popularity with consumers. According to the Consumer Electronics Association, DVD players are the fastest selling consumer electronics products in history with more than 7 million units sold in 2002 for prices ranging from $400 to over $1,000. DVD content, according to Wall Street Journal's May 9, 2003 edition, is a $12 billion/year market.

Video compression formats such as MPEG-4 and DivX allow the compression and transmission of digital video files over the Internet. They also allow consumers to download and store on their personal computer's hard drive full-length, two-hour, motion picture files in as little as 500 MB of storage space. These movies can then be viewed by consumers on a personal computer monitor.

There is also a developing market for streaming delivery of video content on the Internet. Corporations or video production companies may use streaming video to deliver information and entertainment to users. DivXNetworks, Inc., the creator and provider of the DivX video compression format, reports that over 80 million users have downloaded their video playback software. This illustrates the demand for high-quality video in manageable file sizes. The users of DivX compression format have been limited to viewing DivX motion picture content on their computer monitors. We are working with DivXNetworks to incorporate our digital file management system and DRM technology with their DivX compression format into a portable hardware product that will store video files on a built-in hard disk drive with a minimum of 10 GB (Gigabytes) of storage capacity. We believe there will be growing demand for a system including portable hardware that will allow consumers to select and download movies over the Internet in digital form, then download them to a portable player capable of feeding the video and audio signals through a home entertainment system or built-in viewing screen and speakers.

IN-FLIGHT ENTERTAINMENT (IFE)
-----------------------------
In-flight entertainment (IFE) encompasses music, news, television programming, and motion pictures presented through audio/video systems typically embedded into an aircraft. Certain airlines are also beginning to incorporate satellite programming and/or wireless Internet access for their passengers through extensive built-in hardware in certain aircraft on certain routes. According to the Wall Street Journal, airlines worldwide spend approximately $2 billion a year on entertainment.

Because the costs to retrofit an aircraft with IFE equipment can be prohibitive, we have developed an alternative IFE system. Our portable IFE player is smaller than a typical laptop computer and has a high-quality color screen and stereo headphones. It will be available to passengers for a small rental fee. We have begun production of our portable IFE units for use by a domestic airline. Although passengers may rent or purchase portable DVD players from outside entities, we have created the first portable video players that can be rented to passengers by the airline. Airlines can provide advertising or other branded content for preloading, and they will collect rental revenues for the system. We believe this type of system is attractive to airlines and other travel-related entities because of its revenue potential, variety of content, and inexpensive implementation.

OTHER CONSUMER ELECTRONIC PRODUCTS
----------------------------------
The consumer electronics market is undergoing a major technology convergence in ever-smaller products, which combine multiple functions. Cellular phones are incorporating PC features, even World Wide Web access, and pagers are combining with cellular phones and voice-mail systems. Consumer electronic manufacturers are integrating functions and devices at an extremely fast pace, and technology consumers are eager to take advantage of "convergence" products. We believe these trends will affect all types of portable and mobile products and technologies.

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

OUR STRATEGY
We are currently focusing development, sales, marketing, and support efforts chiefly on platform and product development opportunities for OEM customers and licensees in portable digital entertainment device markets. This includes automotive entertainment systems. Our objective is to have our operating systems and application designs play major roles in the growing market for portable digital devices. Our designs are capable of playing music files encoded in a number of different music compression formats, and can support a number of different DRM's. The exterior appearance, button layout, and feature set in these designs are customizable according to OEM customers' needs. We believe our flexibility is important as the portable digital audio player (DAP) industry faces choices of competing music compression formats, DRM's, and storage media.

Products designed primarily by e.Digital and marketed by our customers will be marketed under a license and/or royalty fee arrangement with fees paid to e.Digital. Utilizing strategic customers for product development and marketing will result in reduced development and manufacturing costs, provide high quality products and create a broader revenue base. We believe these products will be cost competitive and provide gross margins in excess of 20%.

We offer a total solution from product design through development, manufacturing, delivery, and support. Our strategy is to build upon our proprietary technology to develop long-term strategic relationships with key manufacturers in various industries. We believe we have the expertise and experience to offer a turnkey solution to major OEMs seeking to implement portable digital audio and video processing. We actively seek licensing, private label, and OEM opportunities in the digital audio and video processing market. Our efforts include:

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

3. Expanding the technology base through continued enhancements of our technologies and applications - We develop in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more OEMs. Our engineering team continues to enhance and update MicroOSTM software and related technology. MicroCAM has been assimilated as part of our MicroOSTM system. We also devote resources to expanding our technology to new applications. In addition to supporting music, voice, and motion picture processing, we believe our technology may have applications in a wide range of products including voice pagers, answering machines, cellular phones and accessories, computers, computer peripherals, automobile stereos and for the storage and playback of still images and motion pictures.

4. Leverage strategic industry relationships - We have established and maintain important strategic industry relationships and associations with a number of related companies. We seek to leverage these relationships to offer better technology integration and solutions to our OEM customers and to maximize subtle but valuable marketing and co-promotion opportunities.

CUSTOMERS
---------
We have revenue-producing contracts or revenue-producing licensing and marketing arrangements with the following customers:

APS (AIRCRAFT PROTECTIVE SYSTEMS) - APS selected e.Digital to design, develop, and manufacture a portable in-flight entertainment (IFE) device for a major domestic airline. The device incorporates a hard disk drive and securely stores and plays back video and audio content to be provided by motion picture studios and/or record labels. The portable device will ultimately be rented to airline passengers as part of an IFE system providing fresh, new movies and music not previously available to in-flight audiences.

BANG & OLUFSEN - We have licensed technology to Bang & Olufsen for use in their branded digital audio player products. The first product developed under our licensing agreement (the BeoSound 2 portable MP3 player) reached the retail market in June 2002. Bang & Olufsen sells their branded products, including the BeoSound 2, through exclusive retail stores worldwide.

DIGITALWAY - Digitalway has licensed a version of our Odyssey 1000 hard disk drive-based portable digital audio player for their MPIO branded line of consumer electronics. Digitalway's model HD100 is closely based on our Odyssey 1000 model. Digitalway is marketing the HD100 in Europe and is expected to market it in Asia. Digitalway's shipments and sales of the HD100 product are anticipated to generate licensing fees and royalties for e.Digital.

ECLIPSE BY FUJITSU TEN - For this automotive stereo manufacturer, we are developing an automotive stereo system using a hard disk drive and our MicroOS technology. Users will be able to store and organize thousands of tracks on the unit, which is removable and plugs into a standard Eclipse head unit mounted in a vehicle. Eclipse by Fujitsu Ten is 51% owned by Toyota Motor Corporation.

SOFTEQ - We are collaborating with Softeq to develop a unique digital audio player incorporating our MicroOS technology with wireless communication technology. The project is funded by Hewlett Packard for one of its OEM customers. Softeq has subcontracted with us to develop, manufacture, and maintain the products, which they will purchase on behalf of Hewlett Packard and its OEM customer. We expect to gain NRE fees, product purchase fees, royalties, service fees, and manufacturing margins from the completion of this project.

OTHER CUSTOMERS
---------------
We are working with a number of OEM customers on new products for their consumer electronics lines and have not finalized agreements with all of these customers. Some of our customers will not announce details of their products or marketing plans until they begin shipping to consumer markets.

STRATEGIC INDUSTRY RELATIONSHIPS & ASSOCIATIONS

LICENSEES
---------
Companies with related but not competing technologies have agreed to license our technologies and/or designs. To varying degrees, these partners promote and market our work with their own. They may, from time to time, refer customers to e.Digital. With these strategic partners, we may collaborate on projects where both partners could benefit financially. We have such marketing partnerships with Actel, Digitalway, Eastech, Maycom, Musical Electronics, Orient Power, and PortalPlayer.

TECHNOLOGY PROVIDER PARTNERS
----------------------------
We rely on certain partners and/or vendors for their contributions to our product designs and we may purchase or license components or technologies from them. These partners may also promote or display our products or designs at industry trade shows or in their advertising. We believe these partners add value to our services and help generate industry goodwill that can result in increased business. We have such partnerships with IBM, DivXNetworks, Gracenote, Lucent Technologies, Microsoft Corp., Musicmatch, Inc., SanDisk, Sony, SRS Labs, Texas Instruments, Toshiba, and Xilinx.

ASSOCIATIONS
------------
We maintain membership and participation in the Consumer Electronics Association, VoiceTIMES Initiative, and the Secure Digital ("SD") Card Association. In addition, individual employees may be associated with professional development organizations and associations related to their professions.

PRODUCTS, SERVICES, LICENSING, AND TECHNOLOGY
---------------------------------------------
Our consumer electronics products are primarily digital audio players and related devices. Our technology and services are focused on providing digital solutions for the portable device marketplace.

CONSUMER ELECTRONICS PRODUCTS
-----------------------------
We have created a line of e.Digital-branded consumer electronics products for sale to consumers. We have also served as a reseller for consumer electronics products and accessories from certain partners, including IBM's Microdrive(TM) removable storage media, and SanDisk's CompactFlash(TM) cards.

The MXPTM 100 is a compact, portable digital music player and voice recorder compatible with removable IBM MicrodriveTM and CompactFlash storage media. It was the first product to incorporate our exclusive VoiceNavTM speech recognition user interface so the user can quickly navigate through music files by saying the track name aloud. The MXPTM 100 plays both MP3 and Windows Media(TM) audio files, and comes with our Music Explorer(TM) custom software application for downloading music and other data files. The TREOTM 10 and TREOTM 15 portable digital jukeboxes are hard disk drive-based digital audio players with large capacity storage of 10 Gigabytes (GB) and 15 GB, respectively. The TREOTM products play MP3 and Windows Media(TM) audio files, and also serve as a portable hard drive for the backup and transport of all types of electronic files and data. They are capable of holding thousands of songs and the rechargeable battery will play for approximately 10 hours between charges.

 The OdysseyTM 100, OdysseyTM 200 and OdysseyTM 300 digital audio players, developed with Digitalway, are flash memory-based with SmartMedia(TM) card expansion slots. They all feature MP3 file playback, very compact size, and long battery life from single standard AA alkaline batteries. The higher-end model
(300) adds FM tuning, FM recording, direct MP3 encoding from a line in, and a digital voice recorder. These products are compatible with PC and Macintosh platforms.

The OdysseyTM 1000 is a personal digital jukebox, digital voice recorder, and FM radio featuring an easy-to-use scroll wheel and VoiceNav speech recognition technology. The 20 GB hard disk drive holds about 5,000 songs of average length and also serves as a portable hard drive. A Universal Serial Bus (USB) 2.0 connection to the user's PC allows very fast downloads of up to 8 MB per second. A typical CD's worth of MP3 files can be downloaded to the player in approximately 5 seconds. A mirrored finish and holographic, color-changing logo make this a very attractive player and the Odyssey 1000 is our most sophisticated so far in terms of features and storage capacity.

Our continuing consumer electronics product development is almost exclusively focused on the Odyssey 1000 and related products.

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

MANUFACTURING MANAGEMENT SERVICES
---------------------------------
We have relationships with manufacturers with facilities in the United States, Malaysia, China and Korea. These manufacturers either have performed or are qualified to perform manufacturing, assembly, and related services for our OEM customers, licensees, and/or e.Digital branded consumer electronics products. We have expertise in developing, performing and overseeing manufacturing processes. We offer technology transfer, manufacturing supervision, documentation, and quality control services to our OEM customers.

LICENSING
---------
We license technology platforms and reference designs to OEM customers. A technology platform can be only software or a combination of software, firmware, and hardware. OEM customers use technology platforms as components in new products. A reference design is a more fully developed product including completed industrial design and user interface features. A reference design may be private labeled, as is, by licensees or it may be customized further according to their needs. We also assist OEM customers in obtaining third-party licenses such as music and voice compression algorithms and Digital Rights Management systems that may be necessary before a product can be marketed.

MICROOSTM CORE TECHNOLOGY
-------------------------
Our MicroOSTM is a low-level, real time operating system designed to transparently manage the difficulties of writing, reading, and editing data on Flash or related memory. It serves as system software to manage all operations in handheld devices using either removable or embedded Flash (or related media) for data storage. MicroOSTM is compatible with virtually all types of portable storage memory as well as other standard Integrated Drive Electronics ("IDE") drives. MicroOSTM facilitates advanced functionality, ease of use, flexibility, and reliable performance in products and supports all types of data files including voice, text, images, video and/or music.

We believe our MicroOSTM technology is an efficient, portable storage memory file management system. The patented software architecture takes a unique approach to file management that is robust, high-speed and efficient. This approach is suited for the high-speed portable product market because it requires minimal micro-controller support while providing broad product functionality. This architecture offers OEMs the ability to reduce new product development time and time to market, as well as produce a product featuring a reduced chip count and correspondingly lower cost and power requirements.

MICROCAM TECHNOLOGY (MICROOSTM-BASED COMPRESSED AUDIO MANAGER)
--------------------------------------------------------------
MicroCAM technology, which can support multiple compression formats such as MP3, AAC, ATRAC3, WMA, ePAC, and others in a single device. MicroCAM allows for high-bandwidth speech and music playback from a CompactFlash cartridge, other removable or embedded Flash memory, or other Advanced Technology Attachment/IDE/Advanced Technology Attachment Packet Interconnect embedded or removable rotating drives such as the IBM Microdrive. MicroCAM is an integral part of our digital music player designs and has been incorporated as a standard feature set in MicroOSTM.

VOICENAV(TM)
------------
Working with Lucent Technologies, we developed a user-independent speech recognition interface, known as VoiceNavTM, for our MXPTM 100 portable digital audio player. Based on Lucent's robust speech recognition technology, VoiceNavTM marks the first time a speech recognition system has been incorporated into a handheld device that is not connected to a network or a PC for its processing power. VoiceNavTM has a 100,000-word English language vocabulary and can recognize names and sounds not in the dictionary, without training. VoiceNavTM has application in portable devices, and it can be incorporated into automotive stereo or telematics systems. VoiceNavTM can allow advanced stereo or telematics systems to be operated by the driver using only voice commands or phrases. We believe this will make these sophisticated automotive systems easier and safer to use. We are working to incorporate VoiceNavTM into automotive entertainment system designs, as well as other portable devices.

MARKETING AND SALES

OEM technology marketing and sales are performed internally, primarily by our Vice President of Business Development, Vice President of Research and Development, Chief Executive Officer and various technical personnel who are heavily involved in the sales process. Targeted OEM customers include dictation equipment manufacturers, Internet music participants, digital camera developers, semiconductor and DSP manufacturers, PC manufacturers, home audio manufacturers, video technology developers, automotive audio manufacturers, and developers of various portable devices.

Maycom, EASTECH, Musical Electronics, and Digitalway are licensees and marketing partners. Their areas of interest are in Internet music players and digital voice recorders. As turnkey manufacturing service providers, Maycom, EASTECH, Musical, and Digitalway have access to a number of name-brand consumer electronics customers to whom they may market product designs that include our technology. With these licensees/marketing partners, we are marketing Internet music player designs and other product designs worldwide to OEM companies who license and/or label the designs for introduction to the retail market under their brand name(s).

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

INTELLECTUAL PROPERTY
We have five issued U.S. patents covering our MicroOSTM file management software and certain technology related to portable digital devices. Our software is also protected by copyrights. We rely primarily on a combination of patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect our proprietary rights.

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

We have also filed a number of trademark applications with the U.S. Patent and Trademark Office including MXP, Odyssey, and MicroCAM. We have received notification of allowance from the United States Patent Office for use of e.Digital(TM), MicroOS(TM), Smart Solutions for a Digital World (Service Mark), VoiceNav(R), Music Explorer(R), MXP(TM), Flashback(R), Hold That Thought(R), Fumble Free(R) and SoundClip(R) as registered trade names. We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in developing portable devices using Flash and other portable storage formats.

RESEARCH AND DEVELOPMENT COSTS
For the years ended March 31, 2003, 2002 and 2001, we spent $1,410,506, $2,327,283 and $1,956,857, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities. In fiscal 2003, 2002 and 2001, approximately $194,689, $488,094 and $173,550 of total research and development revenue was recognized from the company's research and development contracts. The related costs were included in cost of services.

COMPETITION
The competition is very strong in the field of portable digital music players. The first MP3 player was brought to market in November 1998 by Diamond Multimedia Systems, Inc., now known as SONICblue. Other manufacturers, including Archos, Creative Labs, Denon, Apple (Macintosh), Thompson Multimedia's RCA division, iRiver, LG Electronics, Phillips, Samsung, Sony, Sanyo, Toshiba, and others, have released or announced plans to sell portable digital music players, most using the MP3 format. Other manufacturers may announce products in the future.

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

Competition in the in-flight entertainment (IFE) industry comes from portable DVD hardware manufactured by companies such as Sony, Samsung, Panasonic, or Audiovox, who may sell such products to travelers or airlines. The airline industry may also opt for embedded IFE systems, although the retrofitting costs for an embedded system typically make our current IFE system a more attractive option. Motion picture studios could contract competing hardware developers such as Digital5, FullPlay, M-Systems or Datalight to create new portable products for the IFE industry. Although our system has unique features and the support of content providers, there can be no assurance that other manufacturers will not create and introduce competing portable IFE products.

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

We believe we have developed a leading comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd., Intel Corporation, FullPlay (formerly known as Interactive Objects Inc.), Digital5 Inc., PortalPlayer Inc., I/O Magic, and Datalight Inc. In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, we offer a system attractive for more complex applications. Our technology will compete with other solutions; however, we will focus on markets requiring advanced features and a robust file management system. Although we were successful in competing against other systems in our selection by Bang & Olufsen, APS, Softeq, Lanier, Samsung, and EASTECH, there is no assurance we can continue to compete against other providers of digital recording solutions, many of whom have substantially greater resources.

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

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of portable digital entertainment products and systems.

EMPLOYEES
As of June 6, 2003, we employed approximately twenty-one full time and two part-time employees of whom four were in production and testing, fourteen were in research, development and engineering, three were in sales, general and administrative and two were executive officers. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management of the company considers the relationship between the company and its employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTY

On July 11, 1997, we entered into a three-year joint lease agreement with American Technology Corporation, for property located at 13114 Evening Creek Drive South, San Diego, California. In September 2000, we amended the lease to become an independent lessee. We entered into a three-year sublease agreement expiring on July 31, 2003. We anticipate that we will continue to lease the property on a month-to-month basis. We occupy approximately 13,000 square feet with aggregate monthly lease payments of $16,606 inclusive of utilities and costs. Under the terms of the lease, we are required to pay our proportionate share of operating expenses that exceed expenses of the base year (2000).

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

                                               High               Low
                                               ----               ---
Fiscal year ended March 31, 2002

             First quarter                     $2.07              $1.25
             Second quarter                    $1.70              $0.73
             Third quarter                     $1.98              $0.95
             Fourth quarter                    $1.91              $0.86

Fiscal year ended March 31, 2003

             First quarter                     $0.93              $0.33
             Second quarter                    $0.71              $0.35
             Third quarter                     $0.42              $0.18
             Fourth quarter                    $0.23              $0.15

At June 6, 2003 there were 147,604,343 shares of common stock outstanding and approximately 2,227 stockholders of record.

We have never paid any dividends to our common stockholders. Future cash dividends or special payments of cash, stock or other distributions, if any, will be dependent upon our earnings, financial condition and other relevant factors. The Board of Directors does not intend to pay or declare any dividends on our common stock in the foreseeable future, but instead intends to have the company retain all earnings, if any, for use in the business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                              YEAR ENDED MARCH 31,
STATEMENT OF OPERATIONS DATA:          2003         2002         2001         2000         1999
                                     ---------    ---------    ---------    ---------    ---------
Revenues                             $   2,597    $   2,417    $   1,828    $     490    $     426
Gross profit (loss)                       (900)        (561)         123           28         (562)
Operating loss                          (5,842)      (5,855)      (3,873)      (2,615)      (1,825)
Loss for the year                       (6,666)      (5,793)      (3,646)      (2,609)      (2,595)
Loss attributable to common             (6,727)      (5,819)      (8,434)      (5,178)      (2,698)
stockholders
Basic earnings per common share/1/       (0.05)   ($   0.04)   ($   0.07)   ($   0.05)   ($   0.04)
Weighted average number of common
and common equivalent shares
outstanding                            140,065      130,783      127,503      114,640       66,492


                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   AT MARCH 31,
                                                   ------------
                              2003       2002       2001      2000      1999
                            -------    -------    -------   -------   -------
BALANCE SHEET DATA:
Total Current Assets        $   715    $ 2,213    $ 4,135   $ 3,655   $   376
Total Current Liabilities     2,143      4,757      1,689     1,285     1,755
Total Assets                    895      2,744      4,495     3,807       461
Long-term debt, less
current maturities              626          0          0         0        98
Series A Redeemable
Preferred Stock                   0          0          0        23       364
Series C Redeemable
Preferred Stock                   0          0        796         0         0
Series D Preferred Stock
                              2,050          0          0         0         0
Stockholders' Equity/
(Deficit)                    (1,874)    (2,014)     2,010     2,499    (1,756)


-----------
/1/ The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED ELSEWHERE IN THIS ANNUAL REPORT AND UNDER THE SUB-HEADING, "RISK FACTORS - IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND
ASSOCIATED RISKS."

GENERAL

         e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name. We offer engineering services to leading electronics companies to create portable digital devices that can link to PCs, the Internet and other electronic devices. We market our services and technologies to Original Equipment Manufacturers ("OEMs") with a focus on developing digital music, voice, and video players/recorders using the latest in digital storage media (a device used to store data) and technology. OEMs are business customers that license or purchase our products or our technology to embed in their own products. We offer complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers' preferred look and feel or branded and sold as they are, according to the customer's wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) for private labeling by OEMs. We may sometimes integrate our OEMs' unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

         We have relationships with manufacturers with facilities in the United States, China and Korea. We have expertise in developing, performing and overseeing manufacturing processes. We apply our technology and expertise in providing manufacturing supervision, documentation, and quality control services to products for our OEM customers and for our e.Digital branded products. We also use our technology to design and build "e.Digital-branded" portable digital audio players and market them to consumers through various channels. Our primary focus, however, is serving the development and manufacturing needs of our OEM customers and licensees.

         Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product's functionality and user interface), and software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products, fees from engineering services, fees or royalties from technology licensing, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

         We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $5.8 million, $5.9 million and $3.9 million in fiscal year 2003, 2002 and 2001, respectively. At March 31, 2003, we had a working capital deficit of $1.4 million. Our monthly cash operating costs have decreased from approximately $500,000 per month at the end of fiscal year 2002 to the current level of approximately $225,000 per month. However, we may increase expenditure levels in future periods to support the launch of "e.Digital" branded products and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

         Since March 31, 2001, we have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current results of operations and liquidity. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

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

         We recognize license revenue and product revenue upon shipment of a product to the customer, FOB destination or FOB shipping point depending on the specific contract term, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. With most of our consumer electronics retailers, we do not meet the criteria for revenue recognition upon shipment and therefore only recognize the revenue as the product is sold through our customer to the ultimate end-user. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element. Research and development contract revenue on long-term projects is recognized on the percentage of completion method if reasonable estimate of the costs and revenues can be determined for each of the milestones; otherwise, the revenues are recognized when the product or services have been delivered. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned. If the costs we incur on a contract are expected to exceed the anticipated revenue we will record the loss in the period in which the facts that give rise to the revision becomes known.

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

         We record inventory at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required. As our business model now includes selling our own branded portable digital audio products, the risk of product obsolescence has increased. The realizable value of our inventory could deteriorate if we are unable to sell products out of our inventory due to a lack of demand for our products or due to technological changes in the industry.

RESULTS OF OPERATIONS
YEAR ENDED MARCH 31, 2003 COMPARED TO YEAR ENDED MARCH 31, 2002.

         For the year ended March 31, 2003, we reported total revenues of $2,597,363, a 7.5% increase from total revenues of $2,417,034 for the year ended March 31, 2002. Revenues for the year ended March 31, 2003 included product revenue of $2,224,961, an increase of 20.1% from total product revenues of $1,852,933 for the year ended March 31, 2002. The increase in product revenues in fiscal 2003 was due to increase in unit sales of the company's branded products, offset by decreased sale prices.

         Our development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Service revenues were $372,402 and $564,101 for fiscal years 2003 and 2002, respectively. The 34.0% decrease in service revenue is primarily attributable to the fulfillment of our DataPlay project in 2002, offset by Bang & Olufson royalties received in 2003. The timing and amount of service revenues is dependent upon a limited number of projects. At March 31, 2003 we had $311,703 and $132,132 of deferred revenue and deferred contract charges, respectively, from NRE contracts, which will be recognized based on the terms and conditions of each agreement.

         For the year ended March 31, 2003, we reported a gross loss of $899,695 compared to a gross loss of $560,946 for the year ended March 31, 2002. For fiscal 2003, costs of sales consisted of $3,365,086 of product costs and $131,972 of contract services consisting mostly of research and development labor being funded in part by the Softeq, Eclipse and APS development agreements. For fiscal 2002, costs of sales consisted of $2,578,071 of product costs and $399,909 of contract services consisting mostly of research and development labor being funded in part by the DataPlay, Musical, Bang & Olufsen, Samsung and Eclipse development agreements. Gross profit as a percentage of revenue decreased from (23.2%) in 2002 to (34.6%) in 2003, due primarily to reduced pricing on our TREO and MXP products. At the present time warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty.

         Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) were $4,942,225 and $5,294,510, for fiscal 2003 and 2002, respectively. Selling and administrative costs aggregated $3,531,719 and $2,967,227 in fiscal 2003 and 2002, respectively. The $564,492 of increase in selling and administrative costs resulted primarily from an increase in personnel and benefit costs of $804,245, a loss on impairment of asset of $129,930, an increase of $70,381 in bad debts and an increase of $41,514 in insurance costs, offset by a $238,653 decrease in marketing and advertising costs.

         For the year ended March 31, 2003, research and related expenditures were $1,410,506 compared to $2,327,283 for the year ended March 31, 2002. The $916,777 decrease in research and related expenditures resulted primarily from a decrease in personnel and benefit costs of $675,866 and a decrease of $222,226 in the use of outside consultants. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

         We reported an operating loss of $5,841,920 and $5,855,456 for the year ended March 31, 2003 and 2002, respectively. The increase in operating loss in fiscal 2003 compared to fiscal 2002 resulted primarily from bigger gross loss, offset by decreased operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM developments with supply or royalty provisions, when combined with our own "e.Digital" branded products, will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the year ended March 31, 2003 are not necessarily reflective of operating results for future periods.

         We reported interest expense of $741,435 and $234,533 for the years ended March 31, 2003 and 2002, respectively. The interest expense in 2003 consisted primarily of interest and accretion of the discount in connection with the SP Notes, and interest on the 5% SP Note and the Unsecured Notes. The interest expense in 2002 consisted primarily of interest expense on the SP Notes and the 5% SP Note and accretion of the discount in connection with the SP Notes.

         We reported other expense of $1,259 for the year ended March 31, 2003, compared to other income of $242,310 for the year ended March 31, 2002. Other expense of ($1,259) in fiscal 2003 consists of Delaware and California corporate taxes. Other income in 2002 included approximately a $212,000 write-off of accounts payable that arose in the normal course of business for services rendered to the company or for goods delivered to the company that were approximately five to seven years old.

         We reported a loss of $6,665,802 and $5,793,066 in fiscal 2003 and 2002, respectively.

         The net loss available to stockholders for fiscal 2003 was increased in computing loss per share by accrued dividends of $61,500 on Series D stock. The net loss available to stockholders for fiscal 2002 was increased in computing loss per share by accrued dividends of $26,332 on Series C stock.

YEAR ENDED MARCH 31, 2002 COMPARED TO YEAR ENDED MARCH 31, 2001.

         For the year ended March 31, 2002, we reported total revenues of $2,417,034, a 32.2% increase from total revenues of $1,828,012 for the year ended March 31, 2001. Revenues for the year ended March 31, 2002 included product revenue of $1,852,933, an increase of 24.0% from total product revenues of $1,494,747 for the year ended March 31, 2001. The increase in product revenues in fiscal 2002 was due to the launch, during the 3rd and 4th quarter, of our branded portable digital audio players on our website and through major consumer electronics retailers, offset by lower product sales to Lanier. We shipped approximately $210,000 of products to CompUSA during our last days of the fiscal 2002 that is not included in product revenues for the year ended March 31, 2002 as CompUSA didn't take possession of the shipment until early April, 2002.

         Our development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Service revenues were $564,101 and $333,265 for fiscal years 2002 and 2001, respectively. The 69.3% increase in service revenue is primarily attributable to recognition of NRE fees associated with the fulfillment of our DataPlay agreement. The timing and amount of service revenues is dependent upon a limited number of projects. At March 31, 2002 we had $130,212 and $91,148 of deferred revenue and deferred contract charges, respectively, from NRE contracts, which were recognized based on the terms and conditions of each agreement.

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

         We reported an operating loss of $5,855,456 and $3,872,887 for the year ended March 31, 2002 and 2001, respectively. The increase in operating loss in fiscal 2002 compared to fiscal 2001 resulted primarily from a negative gross profit in fiscal 2002 and increased operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM developments with supply or royalty provisions, when combined with our own "e.Digital" branded products, will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the year ended March 31, 2002 are not necessarily reflective of operating results for future periods.

         We reported interest expense of $234,533 and $nil for the year ended March 31, 2002 and 2001, respectively. The interest expense in 2002 consisted primarily of interest expense on the SP Notes and the 5% SP Note and accretion of the discount in connection with the SP Notes.

         We reported other income of $242,310 and $50,990 for the year ended March 31, 2002 and 2001, respectively. Other income in 2002 included approximately a $212,000 write-off of accounts payable that arose in the normal course of business for services rendered to the company or for goods delivered to the company that were approximately five to seven years old.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had a working capital deficit of $1,427,978 compared to a working capital deficit of $2,543,657 at March 31, 2002. We had $138,795 and $910,222 of working capital invested in inventories at March 31, 2003 and March 31, 2002, respectively. We had $181,536 and $618,509 of working capital invested in accounts receivable at March 31, 2003 and March 31, 2002, respectively.

         For the year ended March 31, 2003, net cash decreased by $361,313. Cash used in operating activities was $4,671,036. Major components using cash were a loss of $6,665,802 reduced by $698,594 write-down of obsolete inventory, $442,258 of accrued interest and accretion relating to the secured and unsecured promissory notes, $199,119 of depreciation and amortization, $185,085 relating to a stock option issued to a consultant and $129,930 loss on impairment of asset. The major change in assets and liabilities providing cash for operating activities was a decrease of $372,035 in accounts receivable and an increase of $181,491 in deferred revenue. The major changes in assets and liabilities using operating cash was a decrease of $180,152 in other accounts payable and accrued liabilities and an increase of $127,044 in deferred contract charges. For the year ended March 31, 2002, net cash decreased by $3,066,287. Cash used in operating activities was $5,312,559. Major components using cash were a loss of $5,793,066 reduced by $162,718 of depreciation and amortization, $202,600 of stock issued as payment to a supplier and $234,130 of accrued interest and accretion relating to the secured promissory notes. The major change in assets and liabilities providing cash for operating activities was an increase in trade accounts payable of $710,554, an increase in other accounts payable and accrued liabilities of $80,061 and an increase of $112,434 in deferred revenue. The major changes in assets and liabilities using operating cash was an increase in inventory of $894,436, an increase of $91,148 of deferred contract charges and an increase of $35,495 in prepaid expenses and other.

         At March 31, 2003, we had cash on hand of $83,906. For the year ended March 31, 2003, cash provided by financing activities increased by $4,263,240. During the fiscal year ended March 31, 2003, we obtained a total of $3,475,619 from the issuance of shares of Common Stock, $1,842,000 from the issuance of Unsecured Notes and $114,121 from the exercise of stock options. During the fiscal year ended March 31, 2003, we repaid $1,200,000 of the 5% SP Notes. At March 31, 2002 we had cash on hand of $445,219. During the fiscal year ended March 31, 2002, we obtained a total of $2,200,000 of cash from the issuance of the SP Notes and the SP Notes and $241,603 and $45,500 from the exercise of warrants and stock options, respectively. Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2003 assuming (a) introduction of "e.Digital" branded products, (b) expansion of existing OEM arrangements, and (c) current planned expenditures and level of operation, we believe we have sufficient capital resources for the next three months. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the realization of royalties are subject to many factors and risks, many outside our control.


         Since March 31, 2001, we have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current result of operations and liquidity. Our operating plans, including our plans to brand and sell our own line of digital audio products, require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. Our company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

        On September 28, 2001, we issued SP Notes for gross cash proceeds of $1,000,000 to certain accredited investors. The SP Notes mature December 31, 2002 and are secured by our accounts receivable and inventory. The interest under the SP Notes accrues at a rate of 12% per annum simple interest and is payable in one installment on the maturity date. In connection with the sale of the SP Notes, we issued warrants to purchase 750,000 shares of our Common Stock at a purchase price of

$0.75 per common share expiring September 20, 2006. The proceeds raised have been allocated to the SP Notes and warrants based on their relative fair values. On December 30, 2002, we issued 807,013 shares of Common Stock in consideration for all accrued and unpaid interest. On December 30, 2002, each of the note holders agreed to convert the unpaid principal balance totaling $1,000,000 of the SP Notes into 100,000 Series D stock.

         On January 18, 2002, we issued a 5% SP Note for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and is secured by all assets of our company including, without limitation, our intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000, (ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000. On September 11, 2002, we redeemed the outstanding balance and accrued interest on the 5% SP Note

        On February 6, 2002, we filed a "shelf" registration statement on Form S-3, No. 333-82272 (the "Registration Statement") to sell up to 20,000,000 shares of common stock. The Registration Statement was declared effective by the Securities and Exchange Commission on April 29, 2002. On April 31, 2002, we sold 2,830,189 shares of Common Stock for gross proceeds of $1,500,000, and utilized $300,000 to reduce the principal amount due under the 5% SP Note, $15,000 to reduce accrued interest due under the 5% SP Note, and $5,105 for offering expenses. On June 7, 2002, we sold 2,105,264 shares of Common Stock for gross proceeds of $800,000, and utilized $250,000 to reduce the principal amount due under the 5% SP Note and $1,000 for offering expenses. On December 3, 2002, we sold 425,532 shares of Common Stock for gross proceeds of $200,000 and utilized $195,000 for working capital purposes and $5,000 for offering expenses. On October 2, 2002, we sold 455,000 shares of Common Stock for gross proceeds of $182,000, and utilized $150,000 to reduce the principal amount of the Unsecured Notes and $32,000 to reduce accrued interest due under the Unsecured Notes. On November 1, 2002, we sold 446,774 shares of Common Stock for gross proceeds of $138,500 and utilized $138,500 for working capital purposes. On November 18, 2002, we sold 445,000 shares of Common Stock for gross proceeds of $133,500 and utilized $133,500 for working capital purposes. On November 27, 2002, we sold 450,488 shares of Common Stock for gross proceeds of $92,350 and utilized $92,350 for working capital purposes. On December 24, 2002, we sold 555,263 shares of Common Stock for gross proceeds of $105,500 and utilized $105,500 for working capital purposes. On January 14, 2003, we sold 678,947 shares of Common Stock for gross proceeds of $129,000 and utilized $129,000 for working capital purposes. On March 6, 2003, we sold 425,000 shares of Common Stock for gross proceeds of $80,750 and utilized $80,750 for working capital purposes. On June 10, 2003, we sold 6,161,705 shares of Common Stock for gross proceeds of $1,170,723 and utilized $203,067 to redeem all of the principal and accrued interest on the 24% Unsecured Promissory Note, $74,137 to redeem all of the principal and accrued interest on the 24% Unsecured Note to a director and $893,519 for working capital purposes.

         In July 2002, we issued Unsecured Promissory Notes ("Unsecured Notes") for gross cash proceeds of $1,050,000 to certain investors to finance various purchase orders and accounts payable. The Unsecured Notes originally matured sixty days from issuance, commencing December 1, 2002. The interest under the Unsecured Notes accrued at a rate of 24% per annum simple interest and was payable in one installment on the maturity date. We have entered into a forbearance agreement with the investors through and including December 31, 2002. On December 30, 2002, we issued 397,104 shares of Common Stock in consideration for all accrued and unpaid interest. On December 30, 2002, each of the note holders agreed to convert the unpaid principal balance totaling $1,050,000 of the Unsecured Notes into 105,000 Series D stock.

         On August 2, 2002, we issued 360,000 restricted shares of Common Stock to a director for gross proceeds of $120,000. The restricted shares of Common Stock do not have any registration rights.

         On December 11, 2002, we issued a 15% Unsecured Note for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. We entered into a forbearance agreement with the noteholder through and including December 31, 2002. On December 30, 2002, we issued 137,273 shares of Common Stock in consideration for all accrued and unpaid interest. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004.

         On March 17, 2003, we issued a 24% Unsecured Note for gross cash proceeds of $42,000 to a director to finance inventory purchases. On March 31, 2003, we repaid all accrued interest and $6,938 of principal. At March 31, the principal amount due under the 24% Unsecured Note was $35,454. On April 28, 2003, we received additional gross cash proceeds of

$37,800 from the same director pursuant to this same 24% Unsecured Note. On June 10, 2003, we redeemed the outstanding balance and accrued interest on the 24% Unsecured Note.

         In May 2003, we issued certain 24% Unsecured Promissory Notes for gross cash proceeds of $200,000 to certain accredited investors. The 24% Unsecured Promissory Notes mature on June 30, 2004. The interest under the 24% Unsecured Promissory Notes is payable monthly at a rate of 12% per annum, simple interest and accrues an additional interest of 12% per annum, simple interest to be paid at the earlier of redemption or maturity. On June 10, 2003, we redeemed the outstanding balance and accrued interest on the 24% Unsecured Note.

         On June 10, 2003, we sold 6,161,705 shares for gross proceeds of $1,170,723 and utilized $203,067 to redeem all of the principal and accrued interest on the 24% Unsecured Promissory Notes, $74,137 to redeem all of the principal and accrued interest on the 24% Unsecured Note to a director and $893,519 for working capital purposes.

         We are actively seeking equity financing and intend to use proceeds from equity sales for working capital and to repay the15% Unsecured Note. If we are unable to secure equity financing, we will attempt to renegotiate the terms of both of these notes with the lenders. There can be no guarantee that we will be able to raise additional equity and/or renegotiate the terms of the notes with the lenders. If we are able to renegotiate the terms of the notes we are unable to determine what terms the lenders may demand. If we fail to raise additional equity and/or refinance or renegotiate the terms of the notes the holders of the notes may have the right to take possession of our intellectual property and all of our assets or may have the right to operate our business and have the right to assign, sell, lease or otherwise dispose of our intellectual property and all of our assets.

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

As of March 31, 2003, our contractual obligations and commercial commitments are summarized below

------------------------------- ---------------------------------------------------------------
                                Cash Contractual Obligations by Period
------------------------------- ------------------- ---------------- ----------- --------------
Cash Contractual Obligations    Total               Less than 1      1-2 years   2-3 years
by Period                                           year
------------------------------- ------------------- ---------------- ----------- --------------
15% Unsecured Note                        $948,301       $262,500      $600,000        $85,081
------------------------------- ------------------- ---------------- ----------- --------------
24% Unsecured Note /1/                      41,836           41,836           -              -
------------------------------- ------------------- ---------------- ----------- --------------
Operating Leases /2/                        66,424           66,424           -              -
------------------------------- ------------------- ---------------- ----------- --------------
Total Cash Obligations                  $1,056,561         $370,760    $600,000        $85,081
------------------------------- ------------------- ---------------- ----------- --------------

1        Includes accrued interest through December 31, 2003.
2        Office sublease agreement expires July 31, 2003

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


FUTURE COMMITMENTS AND FINANCIAL RESOURCES

         The accrued lease liability reflects management's best estimate of amounts due for matters in dispute. Settlement of this liability may either be more or less than the amount recorded in the audited consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

         In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

         In September 2000, we entered into a three-year sublease agreement expiring on July 31, 2003. We are occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments increased to $16,606 beginning in August 1, 2002. As of March 31, 2003, the total operating lease obligation under the lease for office space is $66,424.

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


FOR THE FISCAL YEAR ENDED MARCH 31, 2002          FIRST               SECOND              THIRD             FOURTH
                                                 QUARTER              QUARTER             QUARTER           QUARTER
                                              -------------       -------------       -------------       -------------
Revenues                                      $     669,279       $     506,996       $     592,155       $     655,604
Gross profit (loss)                                 151,996             269,780            (305,090)           (677,632)
Loss for the quarter                               (972,628)         (1,062,354)         (1,864,553)         (1,893,531)
Operating Loss                                   (1,030,367)         (1,080,127)         (1,760,066)         (1,984,896)
Loss attributable to common stockholders           (985,722)         (1,075,592)         (1,864,553)         (1,893,531)
Basic earnings per common share                       (0.01)              (0.01)              (0.01)              (0.01)
Weighted average number of common and
   common equivalent shares outstanding         130,175,406         130,175,406         130,402,791         130,782,909


FOR THE FISCAL YEAR ENDED MARCH 31, 2003         FIRST               SECOND             THIRD                FOURTH
                                                 QUARTER             QUARTER            QUARTER              QUARTER
                                              -------------       -------------       -------------       -------------
Revenues                                      $     551,507       $     290,290       $     643,420           1,112,146
Gross profit (loss)                                (434,435)           (897,938)           (105,844)            538,522
Loss for the quarter                             (1,942,282)         (2,673,578)         (1,439,760)           (610,182)
Operating Loss                                   (1,805,853)         (2,374,276)         (1,245,669)           (416,122)
Loss attributable to common stockholders         (1,942,282)         (2,673,578)         (1,439,760)           (671,682)
Basic earnings per common share                       (0.01)              (0.02)              (0.01)              (0.00)
Weighted average number of common and
   common equivalent shares outstanding         134,989,692         138,025,421         141,846,843         146,191,173


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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The company does not expect that the adoption of the Statements to have a significant impact on the company's financial position and results of operations

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The company adopted FAS 144 as of April 1, 2002 and does not believe it will have a material impact on the company's financial position and results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

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



FINANCIAL RISKS

         We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and at March 31, 2003 had an accumulated deficit of $65.0 million. We had a loss of approximately $6.7 million, $5.8 million and $3.6 million in fiscal 2003, 2002 and 2001, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

         We Expect Our Operating Results To Fluctuate Significantly - Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

          [] Unpredictable demand and pricing for our contract development services;

          [] Market acceptance of our e.Digtal branded products and our OEM products by end users;

          [] Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any;

          []   Fluctuations in operating costs;

          []   Changes in research and development costs;

          []   Changes in general economic conditions;

          []   Changes in technology; and

          []   Short product lifecycles.

         We May Experience Product Delays, Cost Overruns and Errors Which Could Adversely Affect our Operating Performance and Ability to Remain Competitive. We have experienced development delays and cost overruns associated with contract development services in the past. We may experience additional delays and cost overruns on current projects (including the sale of e.Digital branded products) or future projects Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, our e.Digital branded products, the results of our contract services and the products produced for OEM customers could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by our customers or others who have acquired our products, including OEM products.

         We May Need to Obtain Additional Financing to Continue Operating our Business. We believe that with cash on hand and proceeds from existing development and production contracts and product sales, we have sufficient proceeds to meet cash requirements for the next three months. However, we may need to raise additional funds to:

          []   Finance unanticipated working capital requirements;

          [] Pay for increased operating expenses or shortfalls in anticipated revenues;

          []   Fund increases in research and development costs;

          []   Develop new technology, products or services;

          []   Respond to competitive pressures;

          []   Support strategic and industry relationships; and

          []   Fund the marketing of our products and services.

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


         Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction is cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal 2003, fiscal 2002 and prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

RISKS RELATED TO SALES, MARKETING AND COMPETITION

         We May Be Unable to Successfully Compete in the Electronic Products Market Which is Highly Competitive and Subject to Rapid Technological Change. We compete in the market for electronics products which is intensely competitive and subject to rapid technological change. The market is also impacted by evolving industry standards, rapid price changes and rapid product obsolescence. Our competitors include a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources. Our current competitors or new market entrants could introduce new or enhanced technologies or products with features that render the company's technology or products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. Our ability to compete successfully will depend in large measure on our ability to maintain our capabilities in connection with upgrading products and quality control procedures and to adapt to technological changes and advances in the industry. Competition could result in price reductions, reduced margins, and loss of contracts, any of which could harm our business. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products that are compatible with the products of the electronics industry.

         We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. For the year ended March 31, 2003 three customers accounted for approximately 37% of our revenues. For the year ended March 31, 2002 three customers accounted for approximately 58% of our revenues The failure to receive orders for and produce e.Digital branded products or other OEM products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

         If We Are Unsuccessful in Achieving Market Acceptance of Our Products, It Could Harm Our Business. Sales and marketing strategy contemplates sales of developed products to the electronics and computer software market, by us or our OEM customers. The failure of our company or our OEM customers to penetrate their projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our products and those of our customers will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

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

RISKS RELATED TO OPERATIONS

         We May Not Be Able to Successfully Transition From an OEM Provider of Technology and Services to a Company That Sells and Supports Its Own Branded Products. The scale and scope of our business is changing. Since 1997, we have been an OEM provider of technology, product development services and technology licensing. In September 2001, we announced our intention to have manufactured and sell our own line of e.Digital-branded products directly to consumers. In November 2002, we announced plans to refocus our business and marketing strategy on OEM opportunities and deempahsize the production and marketing of our own branded products. Such activities have caused, and will continue to cause, us to spend substantial funds for research and development, contract manufacturing, marketing and other costs normally associated with bringing a product to market without any assurance of market acceptance and demand for our products. Our future growth and performance, as a consequence, is greatly dependent upon the successful marketing of our new e.Digital branded products and will be dependent upon the risks that are inherent in any business venture that is undergoing a major change in its scope of its operations.

         We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on Maycom Co., Ltd. for the manufacture of our MXP 100 and our wireless product developed for Softeq, Musical for the manufacture of our TREO products, Digitalway Co., Ltd. for the manufacture of our Odyssey and IFE products and Orient Power for the manufacture and assembly of the Eclipse-branded audio products. We depend on our contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on our business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

RISKS RELATED TO TRADING IN OUR COMMON STOCK

         Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our common stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

          []   Quarter-to-quarter variations in operating results

          [] Announcements of technological innovations by us, our customers or competitors

          [] New products or significant OEM design achievements by us or our competitors

          [] General conditions in the markets for the our products or in the electronics industry

          []   The price and availability of products and components

          [] Changes in operating factors including delays of shipments, orders or cancellations

          []   General financial market conditions

          []   Market conditions for technology stocks

          [] Litigation or changes in operating results or estimates by analysts or others

          []   Or other events or factors

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

         Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. ("NASD"). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.125 to a high of $0.80 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the company's securities and may affect the ability of investors to sell their securities in the secondary market. The Commission has also adopted regulations which define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents and our debt of $812,579, consisting of accrued interest, the 15% Unsecured Note and the 24% Unsecured Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At March 31, 2003, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 18, 2003, Ernst & Young LLP resigned as our independent auditor. The audit reports of Ernst & Young LLP on our financial statements for fiscal years 2002 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or application of accounting principles, except that Ernst & Young LLP's report for the years ended March 31, 2002 and 2001 included an explanatory paragraph regarding our ability to continue as a going concern.

During our two most recent fiscal years, and the interim period in fiscal 2003 to the time of termination, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. We have authorized Ernst & Young LLP to respond fully to any inquiries of our successor accountants.

During our two most recent fiscal years and the subsequent interim period in fiscal 2003 to the date of the resignation of Ernst & Young LLP, Ernst & Young LLP did not advise us of any reportable conditions relating to weaknesses in internal controls.

On March 19, 2003, the Audit Committee recommended and the Board of Directors approved Singer Lewak Greenbaum & Goldstein, LLP as the principal accountant to audit our financial statements.

During our two most recent fiscal years and the interim period in fiscal 2003 until the engagement of Singer Lewak Greenbaum & Goldstein, LLP, we did not consult Singer Lewak Greenbaum & Goldstein, LLP concerning the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements in circumstances in which a written report was provided or oral advice was provided that Singer Lewak Greenbaum & Goldstein, LLP concluded was an important factor considered by us in reaching a decision as to the particular issue.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
The directors and executive officers of the company, their ages and positions held are as follows:

NAME                  AGE   POSITION
----                  ---   --------
Alex Diaz             38    Chairman of the Board and Director, Audit Committee
Alfred H. Falk        48    President, Chief Executive Officer and Director
Robert Putnam         44    Vice President and Director
Ran Furman            34    Chief Financial Officer and Secretary
Allen Cocumelli       51    Director, Audit Committee
Victor G. Ramsauer    48    Director, Audit Committee
Steve Ferguson *      38    Vice President of Business Development
Atul Anandpura *      39    Vice President of Research and Development

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

BIOGRAPHICAL INFORMATION

         ALEX DIAZ - Mr. Diaz joined the Board in July 2002 and was appointed Chairman in November 2002. Mr. Diaz is Executive Vice President of Califormula Radio Group in San Diego, where he oversees the wide area network (WAN) linking audio, production studios, and transmitter sites, all of which he designed. He also established a Web presence for several of Califormula's San Diego radio stations, including Jammin' Z90, Radio Latina, and classical music station
 XLNC1. Before joining Califormula, Mr. Diaz worked at Radio Computing Services in New York. Mr. Diaz holds bachelor's degrees in mathematics and computer science from the University of California in San Diego.

     ALFRED H. FALK - Mr. Falk was appointed President and a Director of the company in January 1997 and on July 1, 1998 he was also appointed as Chief Executive Officer. From March 1995, prior to his appointment as President, he served as Vice President, Business Development and Vice President of OEM and International Sales of the company. Before joining the company, Mr. Falk was with Resources Internationale where he served as Director of U.S. Sales from 1993 to 1995. From 1988 to 1993, Mr. Falk was the Manager of OEM Sales and Technology Licensing for Personal Computer Products, Inc. in San Diego. From 1978 to 1988, Mr. Falk held several management positions at DH Technology and was instrumental in its successful start up. Mr. Falk attended Palomar College in San Marcos and Foothill College in Los Altos, California.

     ROBERT PUTNAM - Mr. Putnam was appointed Vice President in April 1993. He was appointed a Director of the company in 1995. Mr. Putnam served as Secretary of the company from March 1998 until December 2001. He served as a Director of American Technology Corporation ("ATC") from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as Vice President, Investor Relations of ATC. He has also served, as Secretary/Treasurer of Patriot Scientific ("Patriot") since 1989 and from 1989 to March 1998 was a Director of Patriot. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

     RAN FURMAN - Mr. Furman joined the company in September 2001 as Chief Financial Officer and was appointed Secretary of the company in December 2001. Mr. Furman's past experience includes executive positions at Jesup & Lamont Securities, Investment Banking associate at Bank of Montreal/Nesbitt Burns and staff accountant experience with Deloitte & Touche. Mr. Furman has an MBA degree in Finance from Columbia Business School and a BA in Business Administration from the University of Washington

     ALLEN COCUMELLI - Mr. Cocumelli was appointed to the Board of Directors on August 25, 1999 and served as Chairman of the Board from April 2000 until November 2002. Mr. Cocumelli has been General Counsel of Simple Network Communications Inc. ("Simplenet") since 1996 and Chief Operating Officer of Simplenet since November 1997. Prior to joining Simplenet, Mr. Cocumelli was in the private practice of law. From 1978 to 1986 Mr. Cocumelli served as a manager in the Components Manufacturing Group and as Director of Corporate Training and Development at Intel. Mr. Cocumelli obtained a B.S. degree in Industrial Psychology from the University of California, Los Angeles in 1972 and a J.D. from Thomas Jefferson University in 1991. Mr. Cocumelli is a member of the California Bar Association.

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

     STEVE FERGUSON - Mr. Ferguson joined the company in 1999 as Director of Business Development. In 2000, Mr. Ferguson was promoted to Vice President of Sales and Marketing and was further promoted to Vice President of Business Development in 2002. Prior to joining the company Mr. Ferguson held the position of Chief Operating Officer and Vice President of Business Development at Enterprise Design Group. From 1995 to 1998 Mr. Ferguson held the position of General Manger for Arena Sports. Mr. Ferguson obtained his BS from the University of Iowa.

     ATUL ANANDPURA - Mr. Anandpura joined the company in 1999 as the Vice President of Research and Development. From 1996 to 1999 Mr. Anandpura held the position of Managing Director for Maycom Europe Ltd. in Surrey U.K. At Maycom, Mr. Anandpura marketed and developed MP3 player, advanced Digital Voice Recorder with PC Link and various low power wireless communication devices. Prior to joining Maycom. From 1986 to 1996 Mr. Anandpura held the positions of Project Manager, Senior Design Engineer for Maxon Systems Inc., in Surrey U.K. At Maxon Systems, Mr. Anandpura managed and designed the analog, digital hardware, DSP based products and embedded software for telephone related products for British Telecom, Matra Communication and other companies. Mr. Anandpura obtained his Bachelor of Engineering Electronics degree from M.S. University in Baroda, India

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 requires the company's officers, directors and persons who own more than 10% of a class of the company's securities registered under Section 12(g) of the Securities Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish the company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended March 31, 2002, the company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the years ended March 31, 2003, 2002 and 2001, the cash compensation of Mr. Falk, President and Chief Executive Officer, Mr. Collier, President and Chief Operating Officer until November 11, 2002, and Mr. Furman, Chief Financial Officer (collectively, the Named Executive Officers). No other person served as an executive officer of the company during the fiscal year ended March 31, 2003 and received total salary and bonus in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                                                       COMPENSATION
Name and                              Fiscal  Annual          Compensation             Options          All Other
                                                      -
PRINCIPAL POSITION                    YEAR    SALARY          BONUS         OTHER       (# OF SHARES)   COMPENSATION
------------------                    ----    ------          -----         -----       -------------   ------------
Alfred H. Falk, Chief Executive       2003    $154,974        $35,000    $9,600 (1)    -0-              -0-
Officer                               2002    $155,269        $-0-       $10,792 (1)   -0-              -0-
                                      2001    $155,000        $38,750    $24,403(1)    25,000           -0-


Jim Collier, President and Chief      2003    $132,762 (2)    $50,000    $31,363(3)     800,000         -0-
Operating Officer                     2002    $141,346 (2)    $-0-       $1,997 (3)    250,000          -0-

Ran Furman, Chief Financial Officer   2003    $150,000        $25,000    $944 (5)      350,000          -0-
                                      2002    $73,846 (4)     $-0-       $1,806 (5)    250,000          -0-



(1) Includes auto allowance of $9,600 in 2003, 2002 and 2001 and unused vacation of $1,192 and $14,803 in 2002 and 2001, respectively.
(2) Mr. Collier began his employment in April 2001 and resigned as President and Chief Operating Officer in November 2002 and resigned from the Board of Directors in April 2003.
(3) Represents severance of $16,667 in 2003 and unused vacation of $14,696 and $1,997 in 2003 and 2002, respectively.
(4)  Mr. Furman began his employment in September 2001.
(5) Represents Company match of 401(k) of $944 and $1,029 in 2003 and 2002, respectively and unused vacation of $777 in 2002.

                                  OPTION GRANTS

Shown below is further information on grants of stock options to the Named Executive Officers reflected in the Summary Compensation Table shown above.



               OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 2003

                                                                                                 Potential Realizable Value
                                                                                                 at Assumed Annual Rates
                                            Percent of Total                                     of Stock Price Appreciation
                  Number of                 Options Granted to             Exercise          Expiration   for Option Term
NAME              OPTIONS GRANTED       EMPLOYEES IN FISCAL YEAR  PRICE             DATE         5% / $       10% / $
----              ---------------       ------------------------  ---------         ---------    ------       -------
Alfred H. Falk        -0-
Jim Collier (2)       50,000 (1)            1.8%                  $0.43             6/5/07       5,940        13,126
Jim Collier (2)       750,000 (1)           26.7%                 $0.43             6/5/07       89,101       196,889
Ran Furman            350,000 (1)           12.5%                 $0.43             6/5/07       41,580       91,882


(1)  These options vest 50% immediately and 50% one year after issuance.

(2) Mr. Collier resigned as President and Chief Operating Officer in November 2002 and resigned from the Board of Directors in April 2003.



             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information on exercised and unexercised options of the Named Executive Officers at March 31, 2003.

                                                                                                     Value of
                                                                       Number of Securities          Unexercised
                                                                       Underlying Unexercised        In-The-Money
                                                                       Options at                    Options at
                                                                       March 31, 2003                March 31, 2003 (1)
                                                                           (#)                            ($)
                      Shares Acquired                                  Exercisable/                  Exercisable/
NAME                  ON EXERCISE (#)    VALUE REALIZED                    UNEXERCISABLE             UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------
Alfred H. Falk                   -0-             $-0-                25,000           -0-            --(2)   --(2)
Jim Collier (3)                  -0-              -0-               600,000           -0-            --(2)   --(2)
Ran Furman                       -0-              -0-               300,000       300,000            --(2)   --(2)


(1) Based on the last sale price at the close of business on March 31, 2003 of $0.16.
(2)  All options were out-of-the-money at March 31, 2003.
(3) Mr. Collier resigned as President and Chief Operating Officer in November 2002 and resigned from the Board of Directors in April 2003.


The company has not awarded stock appreciation rights to any employee of the company and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations. The company has no defined benefit or actuarial plans covering any person.

The company does not have any equity compensation plans which have not been approved by the stockholders.

EMPLOYMENT AGREEMENTS
In May 1999, the company entered into an employment agreement with Alfred H. Falk, the company's Chief Executive Officer. The employment agreement provided for a base salary of $155,000 per year and certain bonuses as approved by the Board of Directors. In the event of a non-voluntary termination other than for cause, the employee is entitled to six months severance payment. In the event of a change of control (a new owner controls more than 51% of the company's common stock) and employee is terminated within 12 months of the change, other than cause, then the employee shall receive a termination payment equal to one year's then annual compensation. The agreement was for a two year term and the agreement has now terminated. Currently, Mr. Falk is an employee at-will. The Board of Directors is currently reviewing this agreement.

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

The Compensation Committee is comprised of three non-employee Board members, Alex Diaz, Allen Cocumelli and Victor Ramsauer. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and perquisites of the Company's executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers the Company's 1992 and 1994 Stock Option Plans. The Compensation Committee held one meeting during the fiscal year ended March 31, 2003.

The primary philosophy of the Compensation Committee regarding compensation is to offer packages which reward each of the members of senior management proportionately to each person's individual performances and to the company's overall financial performance and growth during the previous year.

The Board measured individual and team performance on the basis of both quantitative and qualitative factors. The Board believes that the components of executive compensation should include base salary, annual and long-term incentive compensation, stock option grants and other benefits summarized below.

EXECUTIVE COMPENSATION

Base Salary -- Base salaries are intended to be competitive with market rates and are based on an internal evaluation of the responsibilities of each position. Salaries for executive officers are reviewed on an annual basis.

The Committee's compensation policies are particularly designed to align executive officer and senior management salaries and bonus compensation to the individual's performance in the short-term and to emphasize compensation from equity, primarily employee stock options, for long-term incentives.

Long term incentives. The company's long-term incentive program consists of a stock option program pursuant to which the Chief Executive Officer and other executive officers (as well as other key employees) are periodically granted stock options at the then fair market value (or higher prices) of the company's Common Stock. These option programs are designed to provide such persons with significant compensation based on overall company performance as reflected in the stock price, to create a valuable retention device through standard three to five year vesting schedules and to help align employees' and shareholders' interests. Stock options are typically granted at the time of hire to key new employees, at the time of promotion to certain employees and periodically to a broad group of existing key employees and executive officers.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1million per officer in any year. The limitation applies only to compensation which is not considered to be performance-based, either because it is not tied to the attainment of performance milestones or because it is not paid pursuant to a stockholder-approved plan. The non-performance based compensation paid to the company's executive officers for the 2003 fiscal year did not exceed the $1 million limit per officer. It is not expected that the compensation to be paid to the company's executive officers for the 2004 fiscal year will exceed that limit. The company's 1994 Stock Option Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of his or her outstanding options under the 1994 Plan with an exercise price per share equal to the fair market value per share of the Common Stock on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of the company's executive officers in the foreseeable future will approach the $1 million limit, the Committee's present intention is to comply with the requirements of Section 162(m) unless and until the Committee determines that compliance would not be in the best interest of the company and its stockholders.

By: The Compensation Committee of the Board of Directors:
Date: June 26, 2003

Alex Diaz
Allen Cocumelli
Victor Ramsauer

                         COMPANY STOCK PRICE PERFORMANCE

 The following graph compares the five-year cumulative total return on the company's common stock to the total returns of 1)Russell 2000 Index and 2)Morgan Stanley High Technology Index. This comparison assumes in each case that $100 was invested on March 31, 1998 and all dividends were reinvested. The company's fiscal year ends on March 31. The past performance of the company's common stock is no indication of future performance.


                                  [LINE GRAPH]


                                             -------------------------------------------------------------------------
                                                Mar 98      Mar 99      Mar 00      Mar 01     Mar 02      Mar 03
                                             -------------------------------------------------------------------------
e.Digital Corporation                                100        213      12,575       1,838     1,200         200
Russell 2000 Index                                   100         83         112          94       105         76
Morgan Stanley High Technology Index                 100        188         196          97        84         53


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

COMMON STOCK
The following table sets forth, as of June 6, 2003, information regarding ownership of the common stock, by each person known by the company to be the beneficial owner of more than 5% of the company's outstanding common stock, by each director and by all executive officers and directors of the company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.



                                                              NUMBER OF                   PERCENT
              NAME                                          SHARES OWNED                 OF CLASS
              ----                                          ------------                 --------
         Alfred H. Falk                                        1,340,000(1)                  *
           13114 Evening Creek Dr. S.
           San Diego, CA 92128
         Ran H. Furman                                           600,000(2)                  *
           13114 Evening Creek Dr. S
           San Diego, CA 92128
         Robert Putnam                                         1,150,000(3)                  *
           13114 Evening Creek Dr. S.
           San Diego, CA 92128

         Allen Cocumelli                                         376,000(4)                  *
           13114 Evening Creek Dr. S.
           San Diego, CA 92128
         Victor Ramsauer                                         225,000(5)                  *
           13114 Evening Creek Dr. S.
           San Diego, CA 92128
         Alex Diaz                                               460,000(6)                  *
           13114 Evening Creek Dr. S.
           San Diego, CA 92128


         All officers and directors
             as a group (6 persons)                            4,151,000(7)                  2.8%


         * less then 1%

(1) Includes options exercisable within 60 days to purchase 225,000. Excludes unvested options to purchase 200,000 shares.

(2) Includes options exercisable within 60 days to purchase 600,000 shares. Excludes unvested options to purchase 600,000 shares.

(3) Includes options exercisable within 60 days to purchase 25,000 and warrants to purchase 500,000 shares.

(4) Includes options exercisable within 60 days to purchase 375,000 shares. Excludes unvested options to purchase 150,000 shares.

(5) Includes options exercisable within 60 days to purchase 225,000 shares. Excludes unvested options to purchase 100,000 shares.

(6) Includes options exercisable within 60 days to purchase 100,000 shares. Excludes unvested options to purchase 100,000 shares.

(7) Includes options exercisable within 60 days to purchase 1,550,000 and warrants to purchase 500,000 shares. Excludes unvested options to purchase 1,150,000 shares.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of March 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


-------------------------------------------------------------------------------------------------------------------------------
                                             Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------------------------
Plan Category                     Number of securities to be     Weighted-average exercise       Number of Securities
                                  issued upon exercise of        price of outstanding options,   remaining available for
                                  outstanding options,           warrants and rights             future issuance under equity
                                  warrants and rights                                            compensation plans
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans
approved by security holders      14,000,000                     $1.0846                         4,589,000
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Equity compensation plans not
approved by security holders      N/A                            N/A                             N/A
--------------------------------- ------------------------------ ------------------------------- ------------------------------
Total                             14,000,000                                                     4,589,000
--------------------------------- ------------------------------ ------------------------------- ------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 17, 2003, we issued a 24% Unsecured Note for gross cash proceeds of $42,000 to a director to finance inventory purchases. On March 31, 2003, we repaid all accrued interest and $6,938 of principal. At March 31, the principal amount due under the 24% Unsecured Note was $35,454. On April 28, 2003, we received additional gross cash proceeds of $37,800 from the same director pursuant to this same 24% Unsecured Note. On June 10, 2003, we redeemed the outstanding balance and accrued interest on the 24% Unsecured Note.

ITEM 14. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K (the "Evaluation Date").

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

(B) CHANGES IN INTERNAL CONTROLS.

Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K
(A) EXHIBITS

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

4.7 Stock Purchase Warrant dated June 3, 1998 for 571,429 Common Shares between the Company and Renwick Corporate Finance, Inc. and filed previously as Exhibit 4.7 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

4.8 Form of Stock Purchase Warrant dated June 12, 1998 entered into between the Company and Elwood G. Norris and Robert Putnam for an aggregate of 2,000,000 shares (1,500,000 shares as to Mr. Norris and 500,000 shares as to Mr. Putnam) and filed previously as
             Exhibit 4.8 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

4.9 Form of 15% Promissory Note due December 31, 1999 for an aggregate of $500,000 issued to three investors and filed previously as
             Exhibit 4.9 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

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

4.32 Form of 12% Secured Promissory Note due December 31, 2002 aggregating $1,000,000 entered into with seven accredited investors (individual notes differ only as to holder and amount) and filed as
             Exhibit 4.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

4.33 Form of Security Agreement, dated September 28, 2001 by the Company in favor of seven accredited investors and filed as Exhibit 4.33 to the Company's Annual Report on Form 10-K dated June 28, 2002.

4.34 Form of Stock Purchase Warrant exercisable until September 30, 2006 issued to seven accredited investors for an aggregate of 750,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.35 Form of 5% Secured Promissory Note due April 18, 2002 in the amount of $1,200,000 entered into with Immanuel Kant International Limited and filed as Exhibit 4.9 to the Company's Registration Statement on Form S-3 dated April 23, 2002.

4.36 Form of Security Agreement, dated January 18, 2002 by the Company in favor of Immanuel Kant International Limited and filed as
             Exhibit 4.10 to the Company's Registration Statement on Form S-3 dated April 23, 2002.

4.37 Form of Intellectual Property Security Agreement, dated January 18, 2002 by the Company in favor of Immanuel Kant International Limited and filed as Exhibit 4.11 to the Company's Registration Statement on Form S-3 dated April 23, 2002.

4.38 Form of Amendment No. 1 to 5% Secured Promissory Note due April 18, 2002 in the amount to $1,200,000 entered into on April 17, 2002 with Immanuel Kant International Limited and filed as Exhibit 4.12 to the Company's Registration Statement on Form S-3 dated April 23, 2002.

4.38.1 Form of Amendment No. 2 to 5% Secured Promissory Note due April 18, 2002 in the amount to $1,200,000 entered into on April 29, 2002 with Immanuel Kant International Limited and filed as Exhibit
             4.38.1 to the Company's Annual Report on Form 10-K dated June 28, 2002

4.39 Form of 24% Unsecured Promissory Notes aggregating $1,050,000 entered into with three accredited investors (individual notes differ only as to amount) and filed as Exhibit 4.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

4.40 Form of 15% Unsecured Promissory Notes due February 11, 2002 in the amount of $750,000 entered into with Davric Corporation and filed as Exhibit 4.40 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.40.1 First Amendment to 15% Promissory Note due February 11, 2002 filed as Exhibit 4.40.1 to the Company's orm 8-k dated December 30, 2002.

4.41 Form of Asset Transfer Agreement, dated July 26, 2002 by and between the Company and Bryan Jones and Russell Clark and filed as
             Exhibit 4.13 to the Company's Registration Statement on Form S-3 dated April 23, 2002.

4.42 Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock filed as Exhibit 3.6 to the Company's Form 8-k dated December 30, 2002.

4.43 Form of Conversion Agreement entered into with five holders of the Company's 12% Promissory Notes due December 31, 2002 and three holders of the Company's 24% Promissory Notes due December 31, 2002 filed as Exhibit 4.41 to the Company's Form 8-k dated December 30, 2002.

4.44         Form of 24% Unsecured Note to Alex Diaz dated March 17, 2003. *

4.45 Form of 24% Unsecured Promissory Note due June 30, 2004 aggregating $200,000 entered into with three accredited investors (individual notes differ only as to amount). *

10.1 Stock Option Plan adopted by the Company on August 21, 1992 ("1992 Plan"), filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, as amended.

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

10.6 Direct-to-Customer Fulfillment, Storage and Freight Management Agreement between e.Digital and APL Direct Logistics, Ltd. dated August 31, 2001. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 24b-2]. *

16.1         Letter dated March 19, 2003 from Ernst & Young LLP filed as Exhibit
             16.1 to the Company's 8-k dated March 24, 2003.

21.1         List of subsidiaries. *

23.1         Consent of Singer Lewak Greenbaum & Goldstein LLP *

23.2         Consent of Ernst & Young LLP.*

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 312 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer. *

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 312 of the Sarbanes-Oxley Act of 2002, signed by Ran Furman, Chief Financial Officer. *

99.3 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer and Ran Furman, Chief Financial Officer. *

*            Filed concurrently herewith.


(B) REPORTS ON FORM 8-K.

On March 23, 2003, the Company filed a Form 8-k reporting an Item 4 event relating to the resignation of Ernst & Young LLP as the Company's independent auditor and the hiring of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent auditor.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         e.Digital Corporation



                                         By: /s/ ALFRED H. FALK
                                             ----------------------------------
                                             Alfred H. Falk
                                             Chief Executive Officer and
                                             President

Date: June 26, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                                        POSITION                                       DATE
         ----                                        --------                                       ----
/S/ ALEX DIAZ                                Chairman of the Board and Director                 June 26, 2003
------------------------------------
     Alex Diaz

/S/ ALFRED H. FALK                           President, Chief Executive Officer                 June 26, 2003
------------------------------------         and Director (principal executive officer)
     Alfred H. Falk

/S/ RAN FURMAN                               Chief Financial Officer and Secretay               June 26, 2003
------------------------------------         (principal Financial and Accounting Officer)
     Ran Furman

/S/ ROBERT PUTNAM                            Vice President and Director                        June 26, 2003
------------------------------------
     Robert Putnam

/S/ ALLEN COCUMELLI                          Director                                           June 26, 2003
------------------------------------
     Allen Cocumelli

/S/ VICTOR G. RAMSAUER                       Director                                           June 26, 2003
------------------------------------
     Victor G. Ramsauer

INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY
REPORT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP, INDEPENDENT AUDITORS        F-2

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS                             F-3

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003 AND 2002                     F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
MARCH 31, 2003, 2002 AND 2001                                                 F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY                     F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
MARCH 31, 2003, 2002 AND 2001                                                 F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    F-8

                        CONSOLIDATED FINANCIAL STATEMENTS

     REPORT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP, INDEPENDENT AUDITORS





To the Board of Directors and Stockholders of E.DIGITAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of E.DIGITAL CORPORATION AND SUBSIDIARY as of March 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e.Digital Corporation and subsidiary at March 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has experienced substantial operating losses and requires additional sources of financing to fund operations through March 31, 2004. At March 31, 2003, the Company has a working capital deficit of $1,427,978 and a stockholders' deficit of $1,874,227. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Note 1 to the consolidated financial statements describes management's plans to address these matters. The consolidated financial statements do not include any adjustments, which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.


Los Angeles, California
May 30, 2003                      /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

                        CONSOLIDATED FINANCIAL STATEMENTS

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of E.DIGITAL CORPORATION AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of e.Digital Corporation and subsidiary as of March 31, 2002 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the two years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e.Digital Corporation and subsidiary at March 31, 2002 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company has experienced substantial operating losses and requires additional sources of financing to fund operations through March 31, 2003. At March 31, 2002, the Company has a working capital deficit of $2,543,657 and a stockholders deficit of $2,013,529. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Note 1 to the consolidated financial statements describes management's plans to address these matters. The consolidated financial statements do not include any adjustments, which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, during the year ended March 31, 2001, the Company changed its method of accounting for convertible securities.




San Diego, California
May 22, 2002                                          /s/ ERNST & YOUNG LLP
e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS
          [See Note 1 - Nature of Operations and Basis of Presentation]

As at March 31,

                                                                                            2003             2002
                                                                                               $                $
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                                 83,906           445,219
Certificate of deposit  [note 5]                                                            --              58,696
Accounts receivable, net of allowance for doubtful
   accounts of $138,236 [2002 - $73,899] [note 3]                                        181,536           618,509
Inventory, net of allowance for obsolete inventory
   of $6,435 [2002-$55,965]  [note 7]                                                    138,795           910,222
Prepaid expenses and other                                                                92,574            58,084
Deferred financing charges                                                                  --              31,500
Deferred contract charges                                                                218,192            91,148
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                     715,003         2,213,378
------------------------------------------------------------------------------------------------------------------
Property and equipment [note 9]                                                          141,397           364,984
Intangible assets [note 10]                                                               38,949            20,071
------------------------------------------------------------------------------------------------------------------
Restricted cash[note 3]                                                                     --             145,073
TOTAL ASSETS                                                                             895,349         2,743,506
------------------------------------------------------------------------------------------------------------------

LIABILITIES, PREFERRED STOCK AND
    STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT
Accounts payable, trade                                                                  736,682         1,527,292
Other accounts payable and accrued liabilities                                           189,583           308,235
Accrued lease liability [note 15]                                                        515,002           515,000
Accrued employee benefits                                                                203,027           247,902
Deferred revenue                                                                         311,703           130,212
Unsecured promissory notes[note 11]                                                      186,984         2,028,394
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              2,142,981         4,757,035
------------------------------------------------------------------------------------------------------------------

LONG TERM LIABILITIES
Unsecured promissory notes[note 11]                                                      625,595              --
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      2,768,576         4,757,035
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies [notes 4 and 15]
STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 5,000,000 shares authorized
    Series D Preferred Stock, 250,000 shares designated, 205,000 and 0 issued and outstanding, respectively. Liquidation preference of $2,050,000 and $0,
    respectively.  [note 14]                                                           2,050,000              --
Common stock, $.001 par value, authorized 200,000,000,
    147,604,343 and 132,537,298 shares outstanding,
    respectively [note 13]                                                               147,605           132,537
Additional paid-in capital [note 11, 13 and 14]                                       59,430,144        54,628,608
Contributed surplus                                                                    1,592,316         1,592,316
Dividends                                                                                (61,500)             --
Accumulated deficit                                                                  (65,032,792)      (58,366,990)
------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                           (1,874,227)       (2,013,529)
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                                               895,349         2,743,506
------------------------------------------------------------------------------------------------------------------

See accompanying notes
e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          [See Note 1 - Nature of Operations and Basis of Presentation]

                                                                 2003             2002              2001
                                                                    $                $                 $
----------------------------------------------------------------------------------------------------------
REVENUES   - products [note 4]                              2,224,961        1,852,933         1,494,747
           - services [note 4]                                372,402          564,101           333,265
----------------------------------------------------------------------------------------------------------
                                                            2,597,363        2,417,034         1,828,012
----------------------------------------------------------------------------------------------------------
Cost of revenues - products                                 3,365,086        2,578,071         1,380,041
                 - services                                   131,972          399,909           324,535
----------------------------------------------------------------------------------------------------------
                                                            3,497,058        2,977,980         1,704,576
----------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                         (899,695)        (560,946)           123,436
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Selling and administrative                                  3,531,719        2,967,227         2,039,466
Research and related expenditures                           1,410,506        2,327,283         1,956,857
----------------------------------------------------------------------------------------------------------
Total operating expenses                                    4,942,225        5,294,510         3,996,323
----------------------------------------------------------------------------------------------------------
OPERATING LOSS                                            (5,841,920)      (5,855,456)       (3,872,887)
----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
Interest expense                                            (741,435)        (234,533)                --
Loss on disposal of property and equipment                   (82,949)          (2,916)           (8,842)
Interest income                                                 1,761           57,529           184,361
Other income [note 6}                                         (1,259)          242,310            50,990
----------------------------------------------------------------------------------------------------------
TOTAL OTHER  (EXPENSE) INCOME                               (823,882)           62,390           226,509
----------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                    (6,665,802)      (5,793,066)       (3,646,378)
Provision for income taxes [note 12]                               --               --                --
----------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                  (6,665,802)      (5,793,066)       (3,646,378)
Series C and B preferred stock beneficial
conversion feature [note 14]                                       --               --       (3,417,094)
Accretion on Series C preferred stock [note 14]                    --               --         (582,905)
Accretion of the premium of Series C preferred stock [note 14]     --               --         (400,000)
Accrued dividends on the Series A, B and C and D
preferred stock                                               (61,500)         (26,332)          (87,668)
----------------------------------------------------------------------------------------------------------
Cumulative catch-up adjustment relating to beneficial
   conversion feature of Series B preferred stock [note 2]         --               --         (300,000)
----------------------------------------------------------------------------------------------------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS FOR THE YEAR     (6,727,302)      (5,819,398)       (8,434,045)
----------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE:
   Before cumulative effect of accounting changes              (0.05)           (0.04)            (0.06)
   Cumulative effect of accounting changes                     (0.00)           (0.00)            (0.01)
----------------------------------------------------------------------------------------------------------
   Net loss per common share                                   (0.05)           (0.04)            (0.07)
----------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  140,065,107      130,782,909       127,503,365
----------------------------------------------------------------------------------------------------------

PRO-FORMA AMOUNTS ASSUMING THE ACCOUNTING CHANGES ARE
APPLIED RETROACTIVELY:
Net loss attributable to common stockholders for the year (6,727,302)      (5,819,928)       (8,134,045)
Net loss per common share                                      (0.05)           (0.04)            (0.06)
----------------------------------------------------------------------------------------------------------

See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                    (DEFICIT) EQUITY [See Note 1 - Nature of
                      Operations and Basis of Presentation]

                                                                                     ADDITIONAL
                                                                  COMMON STOCK        PAID-IN
                                                             SHARES          AMOUNT    CAPITAL
                                                               #                $          $
-----------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                                   126,261,182       126,261    44,893,602

Stock issued on exercise of stock options                   1,127,816         1,128       185,294
Stock issued on conversion of Series A
   preferred stock                                            267,074           267        22,572
Stock issued on conversion of Series C
   preferred stock                                          2,469,334         2,469     3,390,553
Cumulative catch-up adjustment relating
   to beneficial conversion feature of
   Series B preferred stock                                        --            --       300,000
Series C preferred stock beneficial conversion feature             --            --     3,417,094
Value assigned to 230,946 warrants granted in
   connection with issuance of Series C preferred stock            --            --       582,905
Accretion on Series C preferred stock                              --            --            --
Stock based compensation expense                                   --            --        38,000
Accretion of premium on Series C preferred stock                   --            --            --
Stock issued on exercise of warrants                           50,000            50         4,950
Loss for the year                                                  --            --            --
Accrued dividends on the Series C preferred stock                  --            --            --
-----------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                                   130,175,406       130,175    52,834,970
-----------------------------------------------------------------------------------------------------
Stock issued on exercise of stock options                     500,000           500        45,000
Stock issued on exercise of warrants                          779,280           780       240,823
Stock issued on conversion of Series C
preferred stock                                               912,612           912       821,315
Shares issued for services                                    170,000           170       202,430
Value assigned to 850,000 warrants granted in
connection with issuance of the 12% SP Notes                       --            --       459,470
Stock based compensation expense                                   --            --        24,600
Loss for the year                                                  --            --            --
Accrued dividends on the Series C preferred stock                  --            --            --
-----------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                   132,537,298       132,537    54,628,608
-----------------------------------------------------------------------------------------------------
Shares issued for Cash                                      9,177,457         9,178     3,472,422
Stock issued on exercise of stock options                     868,750           870       113,251
Purchase of Intangibles for stock                             125,000           125        49,875
Shares issued to vendors                                    3,558,498         3,558       727,994
Shares issued for interest                                  1,337,340         1,337       252,909
Value assigned to 400,000 options issued
   to consultant                                                   --            --       185,085
Loss for the year                                                  --            --            --
Accrued dividends on the Series D preferred stock                  --            --            --
-----------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                                   147,604,343       147,605    59,430,144
-----------------------------------------------------------------------------------------------------

                                                                     CONTRIBUTEDACCUMULATED
                                                            DIVIDENDS      SURPLUS      DEFICIT
                                                                 $            $            $
--------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                                           --      1,592,316   (44,113,547)

Stock issued on exercise of stock options                         --             --            --
Stock issued on conversion of Series A
   preferred stock                                                --             --            --
Stock issued on conversion of Series C
   preferred stock                                                --             --            --
Cumulative catch-up adjustment relating
   to beneficial conversion feature of
   Series B preferred stock                                       --             --      (300,000)
Series C preferred stock beneficial conversion feature            --             --    (3,417,094)
Value assigned to 230,946 warrants granted in
   connection with issuance of Series C preferred stock           --             --            --
Accretion on Series C preferred stock                             --             --      (582,905)
Stock based compensation expense                                  --             --            --
Accretion of premium on Series C preferred stock                  --             --      (400,000)
Stock issued on exercise of warrants                              --             --            --
Loss for the year                                                 --             --    (3,646,378)
Accrued dividends on the Series C preferred stock                 --             --       (87,668)
--------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                                           --      1,592,316   (52,547,592)
--------------------------------------------------------------------------------------------------
Stock issued on exercise of stock options                         --             --            --
Stock issued on exercise of warrants                              --             --            --
Stock issued on conversion of Series C
preferred stock                                                   --             --            --
Shares issued for services                                        --             --            --
Value assigned to 850,000 warrants granted in
connection with issuance of the 12% SP Notes                      --             --            --
Stock based compensation expense                                  --             --            --
Loss for the year                                                 --             --    (5,793,066)
Accrued dividends on the Series C preferred stock                 --             --       (26,332)
--------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                           --      1,592,316   (58,366,990)
--------------------------------------------------------------------------------------------------
Shares issued for Cash                                            --             --            --
Stock issued on exercise of stock options                         --             --            --
Purchase of Intangibles for stock                                 --             --            --
Shares issued to vendors                                          --             --            --
Shares issued for interest                                        --             --            --
Value assigned to 400,000 options issued
   to consultant                                                  --             --            --
Loss for the year                                                 --             --    (6,665,802)
Accrued dividends on the Series D preferred stock            (61,500)            --            --
--------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                                      (61,500)     1,592,316   (65,032,792)
--------------------------------------------------------------------------------------------------



See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          [See Note 1 - Nature of Operations and Basis of Presentation]

                                                                                   2003           2002         2001
                                                                                      $              $            $
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Loss for the year                                                            (6,665,802)   (5,793,066)   (3,646,378)
Adjustments to reconcile loss to net cash used by
  operating activities:
  Depreciation and amortization                                                 199,119       162,718        85,142
  Allowance for doubtful accounts                                                64,938            --            --
  Loss on disposal of property and equipment                                     82,949         2,916         8,842
  Loss on impairment of asset                                                   129,930            --            --
  Stock issued as payment to suppliers                                               --       202,600            --
  Write-down of obsolete inventory                                              698,594            --            --
  Stock options issued to consultant                                            185,085            --            --
  Warrants issued as finders fee                                                     --        53,734            --
  Gain on sale of investment                                                         --       (30,124)           --
  Accrued interest and accretion on secured and unsecured promissory notes      442,258       234,130            --
  Stock based compensation expense                                                   --        24,600        38,000
Changes in assets and liabilities:
  Accounts receivable, trade                                                    372,035       (88,495)     (257,282)
  Inventory                                                                      72,833      (894,436)       63,813
  Prepaid expenses and other                                                    (34,490)      (35,495)      (14,130)
  Deferred contract charges                                                    (127,044)      (91,148)           --
  Accounts payable, trade                                                       (47,906)      710,554       245,637
  Other accounts payable and accrued liabilities                               (180,152)       80,061       100,952
  Accrued employee benefits                                                     (44,875)       36,128        57,463
  Deferred revenue                                                              181,491       112,434            --
-------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                            (4,671,036)   (5,312,889)   (3,317,941)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                             (157,286)      (90,580)     (244,217)
Proceeds from sale of investment                                                     --        30,124            --
Purchase of intangibles                                                              --            --       (58,150)
Decrease (increase) in restricted cash                                          145,073      (145,073)           --
Decrease (increase) in certificate of deposit                                    58,696        (3,472)      (55,224)
-------------------------------------------------------------------------------------------------------------------
CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                     46,483      (209,001)     (357,591)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                        3,475,619            --            --
Proceeds from issuance of Unsecured Notes                                     1,842,000            --            --
Proceeds from issuance of SP Notes                                                   --     1,000,000            --
Proceeds from issuance of 5% SP Notes                                                --     1,200,000            --
Payment on 5% SP Notes                                                       (1,200,000)           --            --
Proceeds from sale of Series C preferred stock, net of issuance costs                --            --     3,701,250
Proceeds from exercise of warrants                                                   --       241,603         5,000
Proceeds from exercise of stock options                                         114,121        45,500       186,422
Deferred financing charge                                                        31,500       (31,500)           --
-------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                         4,263,240     2,455,603     3,892,672
-------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE YEAR               (361,313)   (3,066,287)      217,140
Cash and cash equivalents, beginning of year                                    445,219     3,511,506     3,294,366
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           83,906       445,219     3,511,506
-------------------------------------------------------------------------------------------------------------------


See accompanying notes

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $65,032,792 at March 31, 2003 [2002 - $58,366,990]. At March 31, 2003, the
Company had a working capital deficiency of $1,427,978. Substantial portions of the losses are attributable to marketing costs of the Company's new technology and substantial expenditures on research and development of technologies. Since March 31, 2001, the Company has experienced substantial reduction in cash, projected revenues and increased costs that adversely affect the Company's current results of operations and liquidity. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) branding and selling the Company's line of digital audio products; (b) expanding sales and marketing to additional OEM customers and markets; (c) controlling overhead and expenses; and (d) raising additional capital and/or financing.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, certificate of deposit, restricted cash, accounts receivable, accounts payable trade, other accounts payable and accrued liabilities, accrued lease liability, accrued employee benefits, preferred stock and unsecured promissory notes. Management has determined that the carrying value of cash and cash equivalents, certificate of deposit, restricted cash, accounts receivable, accounts payable trade and other accounts payable and accrued liabilities and accrued employee benefits approximate their fair value due to their short term nature. Management has determined that the carrying value of the preferred stock and unsecured promissory notes approximates its fair value based on discounted cash flows at market rates. The fair value of the accrued lease liability is not readily determinable as it has no fixed repayment terms.

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

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share reflect the potential dilution of securities that could share in the loss of an entity. As at March 31, 2003, stock options, warrants and convertible preferred stock exercisable into 16,568,070 [2002 - 7,429,412] [2001 - 7,838,650] shares of common stock were outstanding. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

REVENUE RECOGNITION

The Company recognizes license revenue and product revenue upon shipment of a product to the customer, FOB destination or FOB shipping point depending on the specific contract term, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. With most of the Company's consumer electronics retailers, the Company does not meet the criteria for revenue recognition upon shipment and therefore only recognizes the revenue as the product is sold through the Company's customer to the ultimate end-user. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

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

INTANGIBLE ASSETS

Intangible assets include third party costs relating to obtaining patents, which are deferred when management is reasonably certain the patent will be granted. Such costs are amortized to operations over the life of the patent. If management determines that development of products to which patent costs relate is not reasonably certain, or that deferred patent costs exceed net recoverable value, such costs are charged to operations. Intangible assets also include website development costs incurred during the application development stage of the Company's website which have been capitalized and are amortized over a two year period on the straight-line method. All other patent and website related costs are charged to operations when incurred.

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $64,072, $116,488 and $38,490 for the years ending March 31, 2003, 2002 and
2001, respectively.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

STOCK BASED COMPENSATION

The Company accounts for stock-based employee and non-employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123." The fair value of stock options granted to non-employees is determined using the Black-Scholes option pricing model. The Company recorded compensation expense of $185,085 for options issued to a consultant in the year ended March 31, 2003 [2002 - $24,600]. Any stock compensation calculated is amortized over the vesting period of the individual options, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater vesting in earlier years than the straight-line method of amortization.

COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2003, 2002 and 2001, there were no material differences between comprehensive income and net loss for the year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company expects to adopt FAS 141 and FAS 142 as of April 1, 2002 and does not expect that the adoption of the Statements to have a significant impact on the Company's financial position and results of operations

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of April 1, 2002 and does not believe it will have a material impact on the Company's financial position and results of operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

The beneficial conversion feature has been calculated by allocating the proceeds received in the financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price as a result of the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the term of the instruments to the fair value of the stock at the commitment date. In connection with the issuance of EITF 00-27, the Company recorded as a cumulative catch-up adjustment $300,000 with respect to Series B stock which increased additional paid-in capital and accumulated deficit at March 31, 2002 and increased the loss per share at March 31, 2001.

3. CREDIT RISK

Financial instruments totaling $265,442 [2002 - $1,267,497] which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, certificate of deposit, accounts receivable and restricted cash. The Company maintains cash and cash equivalents with two financial institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from two major customers comprise approximately 50% and 26%, respectively of accounts receivable at March 31, 2003. Amounts owing from three major customers comprise approximately 30%, 30% and 24%, respectively of accounts receivable at March 31, 2002.

4. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one major customer comprised approximately 22% of revenues respectively in fiscal 2003 [2002 - two customers comprised 35% and 14%, respectively] [2001 - one customer comprised 90%]. As at December 31, 2002, the Company satisfied its contractual obligations to one of its significant customers and has not received any additional purchase orders. The Company's agreement with this customer has not been renewed and it expects no additional sales from this customer.

The Company has supply agreements with three suppliers for the production of its products. The Company has no other significant suppliers.

The Company purchases most of its Microdrive, Compact Flash and hard drive storage media from two distributors. Purchases from these two distributors accounted for approximately 32% of total Company purchases in fiscal 2003. One of the distributors accounted for approximately 29% of total Company purchases in fiscal 2002.

The provision for doubtful accounts receivable at March 31, 2002 was $73,899. During the year ended March 31, 2003, management increased the provision for doubtful accounts by $64,337, and recorded no discount in the provision, and accordingly, the provision for doubtful accounts receivable at March 31, 2003 is $138,237.

5. CERTIFICATE OF DEPOSIT

The Company is required to segregate and maintain a certificate of deposit as security for corporate credit cards. The Company no longer maintains corporate credit cards, and as result, as at March 31, 2003, the balance in this restricted certificate of deposit is $nil [2002 - $58,696].

6. OTHER INCOME

Other Income of ($1,259) in fiscal 2003 consists of Delaware and California corporate taxes. Other Income of $242,310 in fiscal 2002 is comprised primarily of $212,000 reversal of amounts originally accrued in accounts payable that arose in the normal course of business for services rendered to the Company or goods delivered to the Company that were approximately five to seven years old.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

7. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.

                                             MARCH 31, 2003       MARCH 31, 2002
                                                          $                    $
--------------------------------------------------------------------------------
Finished goods                                       134,146             805,400
RAW MATERIALS                                          4,649             104,822
--------------------------------------------------------------------------------
                                                     138,795             910,222
--------------------------------------------------------------------------------


At March 31, 2002 the provision for inventory obsolescence was $55,965. During the year ended March 31, 2003, the provision was decreased by $49,530 without a reduction in the opening provision, and accordingly the provision for inventory obsolescence at March 31, 2003 amounted to $6,435.

8. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:

                                                                        2003        2002        2001
                                                                           $           $           $
-----------------------------------------------------------------------------------------------------
Non-cash financing activities:
   Stock based compensation expense                                  185,085          --      38,000
   Common stock issued on conversion of Series A preferred stock          --          --      22,839
   Common stock issued on conversion of Series C preferred stock          --     822,227   3,393,022
   Shares issued for interest                                        254,246          --          --
Agent warrants granted in connection with the issuance
   of Series C preferred stock                                            --          --     450,346
Value assigned to 230,946 warrants granted in connection
   with the issuance of Series C preferred stock                          --          --     582,905
Value assigned to 850,000 warrants granted in connection
   with the issuance of the 12% SP Notes                                  --     459,470          --
Accrued dividends on Series A and C preferred stock                   61,500      26,332      87,668
Common stock issued for intangibles                                   50,000          --          --
Conversion of SP Notes and Unsecured Notes into Series D
   preferred stock                                                 2,050,000          --          --
Stock issued as payment to suppliers                                 742,704          --          --
Cash payments for interest were as follows:
   Interest                                                           81,237         403          --
-----------------------------------------------------------------------------------------------------


9. PROPERTY AND EQUIPMENT

                                                                      ACCUMULATED
                                                                   DEPRECIATION AND       NET BOOK
                                                        COST         AMORTIZATION           VALUE
                                                          $                $                  $
--------------------------------------------------------------------------------------------------
2003
Computer hardware and software                       155,310           130,310             25,000
Furniture and equipment                               65,251            60,250              5,001
Machinery and equipment                               91,929            68,872             23,057
Leasehold improvements                               174,960           164,102             10,858
Tooling                                               99,152            21,671             77,481
--------------------------------------------------------------------------------------------------
                                                     586,602           445,205            141,397
--------------------------------------------------------------------------------------------------

2002
Computer hardware and software                       189,722            99,152             90,570
Furniture and equipment                               79,595            50,144             29,451
Machinery and equipment                              114,969            55,616             59,353
Leasehold improvements                               174,960           113,264             61,696
Testing equipment                                     13,198            13,198                 --
Tooling                                              130,029             6,115            123,914
--------------------------------------------------------------------------------------------------
                                                     702,473           337,489            364,984
--------------------------------------------------------------------------------------------------

For the year ended March 31, 2003, the company incurred a loss on impairment of asset of $129,930.

10. INTANGIBLE ASSETS

                                                                      ACCUMULATED         NET BOOK
                                                        COST         AMORTIZATION           VALUE
                                                          $                $                  $
--------------------------------------------------------------------------------------------------
2003
Website development costs                             93,150            56,437             36,713
Patents                                               39,409            37,173              2,236
--------------------------------------------------------------------------------------------------
                                                     132,559            93,610             38,949
--------------------------------------------------------------------------------------------------

2002
Website development costs                             43,150            27,756             15,394
Patents                                               39,409            34,732              4,677
--------------------------------------------------------------------------------------------------
                                                      82,559            62,488             20,071
--------------------------------------------------------------------------------------------------

11. SECURED PROMISSORY NOTES

[A] 12% PROMISSORY NOTES

On September 28, 2001, the Company issued 12% Secured Promissory Notes ("SP Notes") for gross cash proceeds of $1,000,000 to certain investors. The SP Notes originally matured December 31, 2002 and were secured by the Company's accounts receivable and inventory. The interest under the SP Notes accrued at a rate of 12% per annum simple interest and under the original terms, was payable in one installment on the maturity date. All of the holders of the SP Notes subsequently agreed to subordinate their security interest in the Company's accounts receivable and inventory in favor of the rights granted to the holder of the 5% Secured Promissory Note, as hereinafter defined, so long as the 5% SP Note was outstanding. The Company redeemed the 5% SP Note on September 11, 2002. On December 30, 2002, the Company issued 807,013 shares of Common Stock in consideration for all accrued and unpaid interest. On December 30, 2002, each of the note holders agreed to convert the unpaid principal balance totaling $1,000,000 of the SP Notes into 100,000 Series D convertible preferred stock (the "Series D stock").

In connection with the sale of the SP Notes, the Company issued warrants to purchase 750,000 shares of Common Stock at a purchase price of $0.75 per common share expiring December 20, 2006. The Company has allocated $405,736 of the proceeds raised to the warrants and $594,264 to the SP Notes based on the relative fair value the instruments. The discount on the SP Notes has been subject to accretion over the term of the SP Note. The Company also issued warrants to purchase 100,000 shares of Common Stock at a purchase price of $0.75 per common share expiring December 31, 2006, as a finders' fee. The estimated fair market value of these warrants at issuance was $91,034 and has been recorded as a deferred financing charge related to the SP Notes of $53,734 and $37,310 as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge has been amortized over the term of the SP Notes.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

[B]      5% SECURED PROMISSORY NOTE

On January 18, 2002, the Company issued a 5% Secured Promissory Note ("5% SP Note") for gross cash proceeds of $1,200,000. The 5% SP Note, originally matured on April 18, 2002 and was secured by all assets of the Company including, without limitation, the Company's intellectual property. The interest under the 5% SP Note accrued at a rate of 5% per annum simple interest and was payable in one installment on maturity date. On April 17, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from April 18, 2002 to May 2, 2002 for no consideration. On April 29, 2002, the 5% SP Note holder agreed to extend the maturity date of the 5% SP Note from May 2, 2002 to October 29, 2002 and to reduce the interest rate from 5% to 4% in exchange for (i) a $200,000 finance fee that increased the principal amount from $1,200,000 to $1,400,000,
(ii) a minimum monthly principal reduction of $100,000; (iii) an immediate principal repayment of $300,000 and (iv) repayment of accrued interest to April 18, 2002 of $15,000. On September 11, 2002, the Company redeemed the outstanding balance and accrued interest on the 5% SP Note.

12. UNSECURED PROMISSORY NOTES

[A] UNSECURED NOTES

In July 2002, the Company issued Unsecured Promissory Notes ("Unsecured Notes") for gross cash proceeds of $1,050,000 to certain noteholders to finance various purchase orders and accounts payable. The Unsecured Notes originally matured sixty days from issuance, commencing December 1, 2002. The interest under the Unsecured Notes accrued at a rate of 24% per annum simple interest and was payable in one installment on the maturity date. Prior to maturity, the Company entered into a forbearance agreement with the noteholders through and including December 31, 2002. On December 30, 2002, the Company issued 397,104 shares of Common Stock in consideration for all accrued and unpaid interest. On December 30, 2002, each of the noteholders agreed to convert the unpaid principal balance totaling $1,050,000 of the Unsecured Notes into 105,000 shares of Series D stock.

[B] 15% UNSECURED NOTES

On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. The Company entered into a forbearance agreement with the investor through and including December 31, 2002. On December 30, 2002, the Company issued 133,223 shares of Common Stock in consideration for all accrued and unpaid interest. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004.

[C] 24% UNSECURED NOTES

On March 17, 2003, the Company issued a 24% Unsecured Promissory Note ("24% Unsecured Note") for gross cash proceeds of $42,000 to a director to finance inventory purchases. On March 31, 2003, the Company repaid all accrued interest and $6,938 of principal. At March 31, the principal amount due under the 24% Unsecured Note was $35,454. On April 28, 2003, we issued an additional $37,800 of this same 24% Unsecured Note to the same director.

13. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $2,478,000 [2002 - $2,034,000] has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

                                                                          2003              2002
                                                                             $                 $
--------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
State Taxes                                                            482,000
Tax over book depreciation                                              13,000             21,000
--------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                                         495,000             21,000
--------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Net operating loss carryforwards                                    18,179,000         14,999,000
Other                                                                  235,000            463,000
--------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                                           18,414,000         15,462,000
Valuation allowance for deferred tax assets                        (17,919,000)       (15,441,000)
--------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                495,000             21,000
--------------------------------------------------------------------------------------------------
NET DEFERRED TAX BALANCE                                                    --                 --
--------------------------------------------------------------------------------------------------

The net provision for income taxes in 2003 and 2002 is $nil as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

                                                                             LIABILITY METHOD
                                                              2003              2002              2001
                                                                 %                 %                 %
------------------------------------------------------------------------------------------------------
U.S. federal statutory rate                                   35.0              35.0              35.0
U.S. federal net operating loss rate                        (35.0)            (35.0)            (35.0)
------------------------------------------------------------------------------------------------------
Effective rate on operating loss                                --                --                --
------------------------------------------------------------------------------------------------------


The Company has U.S. federal net operating loss carryforwards available at March 31, 2003 of approximately $48,000,000 [2002 - $41,430,000] which will begin to expire in 2006. The Company has state net operating loss carryforwards of $15,000,000 [2002 - $8,661,000] which will expire beginning in 2004. The difference between federal and state net operating loss carryforwards is due to the 50% limitation of California loss carryforwards and to expiring California carryforwards.

14. CAPITAL STOCK

AUTHORIZED CAPITAL

The authorized capital of the Company consists of 200,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $.001 per share.

COMMON STOCK

The issued common stock of the Company consisted of 147,604,343 and 132,537,298 common shares as of March 31, 2003 and March 31, 2002, respectively.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

25, 1996, January 5, 1998 and November 9, 2000. The 1994 Plan provides for the granting of options that either qualify for treatment as incentive stock options or non-statutory stock options.

During 2003, 2,805,000 [2002 - 1,085,000] options were granted at exercise prices ranging from $0.28 to $0.55 [2002 - $1.02 to $2.00] per share. Options granted during 2003 and 2002 were under the 1994 Stock Option Plan. The following table summarizes stock option transactions:

                                                                                      WEIGHTED AVERAGE
                                                                       SHARES          EXERCISE PRICE
                                                                          #                   $
-------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                                                5,729,000               3.1172
-------------------------------------------------------------------------------------------------------
Granted                                                                1,085,000               1.2824
Exercised                                                              (500,000)               0.1000
Forfeited                                                              (248,250)               3.5592
Cancelled                                                              (150,000)               5.4600
-------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                                5,915,750               2.9578
-------------------------------------------------------------------------------------------------------
Granted                                                                2,805,000               0.4442
Exercised                                                              (868,750)               0.1314
Forfeited                                                            (1,793,750)               1.5634
Cancelled                                                            (2,115,000)               5.4600
-------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                                                3,943,250               1.0846
-------------------------------------------------------------------------------------------------------
EXERCISABLE, MARCH 31, 2003                                            3,094,488               1.2077


The following table summarizes the number of options exercisable at March 31, 2003 and the weighted average exercise prices and remaining contractual lives of the options.


                                                                                     WEIGHTED AVERAGE
                                                                         WEIGHTED     EXERCISE PRICE
     RANGE OF           NUMBER           NUMBER         WEIGHTED          AVERAGE       OF OPTIONS
     EXERCISE       OUTSTANDING AT   EXERCISABLE AT      AVERAGE         REMAINING    EXERCISABLE AT
      PRICES        MARCH 31, 2003   MARCH 31, 2003  EXERCISE PRICE     CONTRACTUAL   MARCH 31, 2003
         $                 #                #               $              LIFE              $
-----------------------------------------------------------------------------------------------------
 0.088 to 0.550       2,135,000         1,693,750         0.40          3.96 years           0.39
     0.555-3.00       1,380,750         1,153,238         1.67          2.99 years           1.76
     3.005-5.46         247,500           247,500         4.21          1.57 years           4.21
-----------------------------------------------------------------------------------------------------
                      3,943,250         3,094,488
-----------------------------------------------------------------------------------------------------


The options generally vest over a period of two to three years.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") for stock options granted to employees. Had compensation cost for the stock option plans been determined based on the fair market value at the grant date for awards during fiscal 2003, consistent with the provisions of SFAS No. 123, the Company's loss and loss per share for the years ended March 31, 2003, 2002 and 2001 would have been increased as follows:


                                                                   2003             2002            2001
                                                                      $                $               $
--------------------------------------------------------------------------------------------------------
Loss attributable to common stockholders before
cumulative accounting change                                (6,727,302)      (5,819,398)     (8,134,045)
Additional compensation expense                               (981,739)      (5,183,186)     (5,297,669)
--------------------------------------------------------------------------------------------------------
    Pro forma loss attributable to common stockholders
before cumulative accounting change                         (7,709,041)     (11,002,584)    (13,431,714)
Cumulative accounting change                                         --               --       (300,000)
Pro forma loss per share                                         (0.05)           (0.08)          (0.11)
--------------------------------------------------------------------------------------------------------

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0% [2002 - 0%] [2001
- 0%]; expected volatility of 1.08[2002 - 1.00] [2001 - 1.13] a risk free interest rate of 3.16% [2002 - 5.0%] [2001 - 6.0%] and an expected life of 2.0 years [2002 - 2.5 years] [2001 - 2.5 years]. The following table summarizes the weighted average fair value of the stock options granted during the year:

                                                              WEIGHTED AVERAGE
                                                                 FAIR VALUE
                                                                 OF OPTIONS
                                                                      $
------------------------------------------------------------------------------
Exercise price is less than the fair market price of the
   stock on the grant date                                           0.21
------------------------------------------------------------------------------
Exercise price is equal to the fair market price of the
   stock on the grant date                                           0.25
Exercise price is greater than the fair market price of the
   stock on the grant date                                           N/A
Granted                                                              0.25


THE 2000 EMPLOYEE STOCK COMPENSATION PLAN

In August 2000, the Board of Directors adopted the Company's 2000 Employee Stock Compensation Plan (the "Plan") authorizing the issuance of 250,000 shares of the Company's Common Stock. The Plan is intended to provide equity incentives to recruit and retain employees. The Plan provides for stock compensation through grants of the Company's Common Stock. Awards of shares may be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or may be sold to an employee in exchange for cash, property, services rendered or other lawful forms of consideration. Shares awarded other than for services rendered will not be sold at less than fair market value. Unless sooner terminated, the Plan will terminate on November 9, 2003. As at March 31, 2003, no shares have been issued under the Plan.

SHARE WARRANTS

The Company has outstanding share warrants as of March 31, 2003, granted in connection with private placements and convertible notes payable, entitling the holders to purchase one common share for each warrant held as follows:

     NUMBER OF          EXERCISE PRICE
     WARRANTS                  $                      EXPIRATION DATE
-----------------------------------------------------------------------------
       500,000               $0.10                    June 12, 2003
       161,662               $0.19                    October 5, 2005
       850,000               $0.19                    September 30, 2006
-----------------------------------------------------------------------------
     1,511,662
-----------------------------------------------------------------------------


In connection with the issuance of the Series C stock in October 2000, the Company issued warrants with an exercise price of $5.20. In April 2002, 161,662 warrants, which were issued to the investors and a placement agent in connection with the Series C stock were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of shares of Common Stock in April 2002. Pursuant to the anti-dilution protection given to the warrant holders, the warrants have been further repriced as follows: $0.38 on June 7, 2002; $0.31 on November 1, 2002; $0.30 on November 18, 2002; $0.205 on November 17 and $0.19 on December 24, 2002.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

In connection with the issuance of the SP Notes, the Company issued warrants with an exercise price of $0.75. In April 2002, 850,000 warrants, which were issued to the investors and a placement agent in connection with the SP Note were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of shares of Common Stock in April 2002. Pursuant to the anti-dilution protection given to the warrant holders, the warrants have been further repriced as follows: $0.38 on June 7, 2002; $0.31 on November 1, 2002; $0.30 on November 18, 2002; $0.205 on November 17 and $0.19 on December 24, 2002.

COMMON STOCK ISSUED FOR SERVICES

During the year ended March 31, 2003, the Company issued 3,558,498 [2002 - 170,000] [2001 - nil] shares of common stock, based on quoted market prices, to third parties as consideration for the fair value of services provided to the Company.

COMMON STOCK ISSUED FOR INTEREST

During the year ended March 31, 2003, the Company issued 1,337,340 [2002 - nil] [2001 - nil] shares of common stock, based on quoted market prices, to third parties as consideration for accrued interest on the SP Notes, the Unsecured Notes and the 15% Unsecured Note.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

The terms of the Series C stock provide the holders with an "in-the-money" variable conversion rate. A beneficial conversion feature on the Series C stock was calculated at issuance based on the difference between the effective conversion price of the allocated proceeds and the market price of the Company's common stock on the date of issuance. The original amount of the beneficial conversion feature was $335,792 at inception, however, because of the variability of the conversion ratio, it is remeasured each reporting period until conversion, extinguishment or maturity, subject to the maximum proceeds allocated to the Series C stock. As at March 31, 2001, the beneficial conversion feature amounted to $3,417,095 and has been presented as a charge to losses attributable to common stockholders over the term, amortized over the period to the earliest conversion date.

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

15. PREFERRED STOCK

SERIES D

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D stock") with a stated value of $10 per share. The Series D stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 SP Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company's election. The conversion price for each share of Series D stock is $0.20 subject to certain adjustments if the Company issues shares at prices lower than $0.20. The Company has agreed to use its best efforts to file a registration statement for the shares underlying the Series D stock by June 30, 2003. The conversion price was reduced to $0.19 pursuant to anti-dilution protection given to the preferred stockholders triggered by the sale of $129,000 of shares of Common Stock in January 2003.

16. COMMITMENTS AND CONTINGENCIES

The Company has entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724 ($145,073 at March 31, 2002) and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services which will be drawn down upon submission of invoices from APL. As of March 31, 2002 the Company had a balance in prepaid freight of $24,608. The Company also paid APL Direct Logistics $14,000 for initial integration and implementation expenses. The Company's minimum monthly commitment, which includes call center support, is approximately $46,000. Depending on the volume of units shipped, this amount may increase. In September 2002, we notified APL that we are terminating the agreement. At September 30, 2002, approximately $51,922 of finished goods inventory was held at APL Direct Logistics' facilities. In the quarter ending December 31, 2002, APL drew down on $129,925 of the letter of credit and sold our inventory, with a value of $51,992

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

to reduce our obligations to APL. After applying $21,668, the balance in the prepaid freight management at APL, at December 31, 2002, we believe that the total amount due to APL is $78,392 and has been recorded as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.


The Company relies on Maycom Co., Ltd. for the manufacture of our MXP 100 and the wireless product developed for Softeq, Musical for the manufacture of our TREO products, DigitalWay Co., Ltd. for the manufacture of its Odyssey and IFE products and Orient Power for the manufacture and assembly of the Eclipse-branded audio products. The Company depends on its contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs,
(ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on the Company's business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for goods and services delivered to the Company and were recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately five years old. The amount owing to the vendor is still due but as the Company has had no contact with the vendor, the amount may not require payment. Accordingly, the accrued lease liability reflects management's best estimate of the amount that may be due. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

FACILITY LEASE

On July 11, 1997, the Company entered into a three-year joint lease agreement with American Technology Corporation, for property located in San Diego, California. In September 2000, the Company amended the three-year lease to become an independent lessee and acquired an additional 1,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments increased to $16,606 beginning in August 1, 2002. Office rent expense recorded by the Company for the year ended March 31, 2003, was $196,716 [2002 - $191,859] [2001 - $174,793].

The total operating lease obligations under the lease for office space is $66,422 of which the Company's minimum commitments is as follows:

                                                           $
------------------------------------------------------------
2003                                                  66,422
------------------------------------------------------------
                                                      66,422
------------------------------------------------------------

17. EMPLOYEE BENEFIT PLAN

The Company had a 401(k) plan covering eligible employees, which was discontinued in the quarter ending June 30, 2003. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the year ended March 31, 2003, the Company made $9,299 [2002 -- $7,992] [2001 -- $6,909] in matching contributions.

18. SUBSEQUENT EVENTS

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

AUDITED
In May 2003, the Company issued a 24% Unsecured Promissory Note (24% Unsecured Promissory Notes") for gross cash proceeds of $200,000 to certain accredited investors. The 24% Unsecured Promissory Notes mature June 30, 2004. The interest under the 24% Unsecured Promissory Notes is payable monthly at a rate of 12% per annum, simple interest and accrues an additional interest of 12% per annum, simple interest to be paid at the earlier of redemption or maturity.

UNAUDITED
On June 10, 2003, the Company sold 6,161,705 shares for gross proceeds of $1,170,723 and utilized $203,067 to redeem all of the principal and accrued interest on the 24% Unsecured Promissory Notes, $74,137 to redeem all of the principal and accrued interest on the 24% Unsecured Note to a director and $893,519 for working capital purposes.

19. RELATED PARTY TRANSACTIONS

On March 17, 2003, the Company issued a 24% Unsecured Promissory Note ("24% Unsecured Note") for gross cash proceeds of $42,000 to a director to finance inventory purchases. On March 31, 2003, the Company repaid all accrued interest and $6,938 of principal. At March 31, the principal amount due under the 24% Unsecured Note was $35,454. On April 28, 2003, we issued an additional $37,800 of this same 24% Unsecured Note to the same director.