Form 10-Q
period 2003-06-30
E DIGITAL CORP
filed 2003-08-15
CIK 886328

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---              SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
YES  X     NO
    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001                         154,726,050
------------------------------                         -----------
          (Class)                              (Outstanding at August 8, 2003)


================================================================================

E.DIGITAL CORPORATION


                                      INDEX

                                                                        Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited):

             Consolidated Balance Sheets as of June 30, 2003 and
             and March 31, 2003                                            3

             Consolidated Statements of Operations for the three
             months ended June 30, 2003 and 2002                           4

             Consolidated Statements of Cash Flows for the three
             months ended June 30, 2003 and 2002                           5

             Notes to Interim Consolidated Financial Statements            6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          11

     Item 3. Quantitative and Qualitative Disclosure about Market Risk    16

     Item 4. Controls and Procedures                                      16


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                            16
     Item 2. Changes in Securities                                        16
     Item 3. Defaults Upon Senior Securities                              16
     Item 4. Submission of Matters to a Vote of Security Holders          16
     Item 5. Other Information                                            16
     Item 6. Exhibits and Reports on Form 8-K                             17



SIGNATURES                                                                18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
E.DIGITAL CORPORATION AND SUBSIDIARY

                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)


                                                                                    JUNE 30, 2003   MARCH 31, 2003
                                                                                           $              $
                                                                                     -------------  -------------
ASSETS
CURRENT
Cash and cash equivalents                                                                 674,213         83,906
Accounts receivable, trade, less allowance of $88,633 and $138,236
  for doubtful accounts, respectively                                                     446,889        181,536
Inventory net of allowance for obsolete inventory of $6,435 and $6,435 respectively        92,257        138,795
Deposits and prepaid expenses                                                             595,378         92,574
Deferred contract charges                                                                 285,484        218,192
                                                                                     -------------  -------------
TOTAL CURRENT ASSETS                                                                    2,094,221        715,003
                                                                                     -------------  -------------
Property and equipment, net of accumulated depreciation of
  $475,994 and $445,205, respectively                                                     179,946        141,397
Intangible assets, net of accumulated amortization of
  $65,933 and $93,610, respectively                                                         1,626         38,949
Restricted cash                                                                           190,000              -
                                                                                     -------------  -------------
    TOTAL ASSETS                                                                        2,465,793        895,349
                                                                                     =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT
Accounts payable, trade                                                                   827,911        736,682
Other accounts payable and accrued liabilities                                            292,261        128,083
Accrued lease liability                                                                   515,000        515,002
Accrued employee benefits                                                                 141,134        203,027
Dividends                                                                                 123,000         61,500
Deferred revenue                                                                        1,019,229        311,703
Unsecured promissory notes, short term                                                    398,665        186,984
                                                                                     -------------  -------------
    TOTAL CURRENT LIABILITIES                                                           3,317,200      2,142,981
                                                                                     -------------  -------------
Unsecured promissory notes                                                                424,920        626,595
                                                                                     -------------  -------------
    TOTAL LIABILITIES                                                                   3,742,120      2,769,576
                                                                                     -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized
  Series D Preferred stock 250,000 shares designated: 205,000 and 205,000 issued and outstanding, respectively. Liquidation preference
   of $2,050,000 each period                                                            2,050,000      2,050,000
Common stock, $0.001 par value, authorized 200,000,000,
  154,316,049 and 147,604,343 shares outstanding, respectively                            154,316        147,605
Additional paid-in capital                                                             60,663,945     59,430,144
Contributed surplus                                                                     1,592,316      1,592,316
Dividends                                                                                (123,000)       (61,500)
Accumulated deficit                                                                   (65,613,904)   (65,032,792)
                                                                                     -------------  -------------
TOTAL STOCKHOLDERS' DEFICIT                                                            (1,276,327)    (1,874,227)
                                                                                     -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             2,465,793        895,349
                                                                                     =============  =============

     See notes to interim consolidated financial statements.

E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                              FOR THE THREE MONTHS ENDED
                                       JUNE 30,


                                                        2003           2002
                                                          $              $
                                                    ---------------------------
REVENUES:                                              1,010,971       484,502
   Products                                              143,020        67,005
                                                    ---------------------------
   Services                                            1,153,991       551,507
                                                    ---------------------------


COST OF REVENUES:                                        969,972       920,526
   Products                                              113,161        65,416
                                                    ---------------------------
   Services                                            1,083,133       985,942
                                                    ---------------------------
Gross profit  (loss)                                      70,858      (434,435)
                                                    ---------------------------

OPERATING EXPENSES:
   Selling and administrative                            379,426       987,263
   Research and related expenditures                     200,665       384,155
                                                    ---------------------------
          Total operating expenses                       580,091     1,371,418
                                                    ---------------------------
Operating loss                                          (509,233)   (1,805,853)
                                                    ---------------------------

OTHER INCOME (EXPENSE):
   Interest income                                             -         1,036
   Interest expense                                      (35,166)     (204,479)
   Loss on disposal of asset                             (36,713)            -
   Other income                                                         67,014
                                                    ---------------------------
          Other income (expense)                         (71,879)     (136,429)
                                                    ---------------------------

LOSS AND COMPREHENSIVE LOSS FOR THE PERIOD              (581,112)   (1,942,282)
Accrued dividends on the Series D Preferred stock        (61,500)            -
                                                    ---------------------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                (642,612)   (1,942,282)
                                                    ===========================
LOSS PER COMMON SHARE - BASIC AND DILUTED                  (0.00)        (0.01)
                                                    ===========================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           149,072,484   134,989,692
                                                    ===========================


     See notes to interim consolidated financial statements.

E.DIGITAL CORPORATION AND SUBSIDIARY

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)


                                                                              FOR THE THREE MONTHS ENDED
                                                                                        JUNE 30
                                                                                   2003         2002
OPERATING ACTIVITIES                                                                 $            $
                                                                           -   -----------  -----------
Loss for the period                                                              (581,112)  (1,942,282)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                                 31,400       43,404
     Accrued interest and accretion relating to secured promissory notes           28,159      307,781
     Stock issued to vendor                                                        49,263            -
     Loss on disposal of asset                                                     36,713            -
Changes in assets and liabilities:
     Accounts receivable, trade                                                  (265,353)     145,448
     Inventory                                                                     46,538      (80,756)
     Prepaid expenses and other                                                  (502,804)     (60,670)
     Deferred contract charges                                                    (67,292)      28,056
     Accounts payable, trade                                                       91,229     (105,710)
     Other accounts payable and accrued liabilities                               164,176      (65,070)
     Accrued employee benefits                                                    (61,893)    (114,970)
     Deferred revenue                                                             707,526        4,010
                                                                               -----------  -----------
Cash (used in) operating activities                                              (323,450)  (1,840,760)
                                                                               -----------  -----------
INVESTING ACTIVITIES
Purchase of property and equipment                                                (69,339)     (22,810)
Increase in restricted cash                                                      (190,000)        (362)
Interest earned on certificate of deposit                                               -         (377)
                                                                               -----------  -----------
Cash (used in) investing activities                                              (259,339)     (23,549)
                                                                               -----------  -----------
FINANCING ACTIVITIES
Proceeds from issuance of Shares                                                  933,500    2,300,000
Payment on 5% SP Notes                                                                        (550,000)
Proceeds from 24% Unsecured Note                                                   69,300            -
Proceeds from 24% Unsecured Promissory Notes                                      200,000            -
Payment on 24% Unsecured Note                                                     (87,454)           -
Deferred financing charge                                                               -     (107,802)
Proceeds from exercise of stock options                                             7,750            -
Proceeds from exercise of warrants                                                 50,000            -
                                                                               ------------------------
Cash provided by financing activities                                           1,173,096    1,642,198
                                                                               ------------------------
Net increase (decrease) in cash and cash equivalents                              590,307     (222,111)
                                                                               -----------  -----------
Cash and cash equivalents, beginning of period                                     83,906      445,219
                                                                               -----------  -----------
Cash and cash equivalents, end of period                                          674,213      223,108
                                                                               ===========  ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Deemed dividends on Series D preferred stock                                    61,500            -

     See notes to interim consolidated financial statements.

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003


1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION e.Digital Corporation, (the "Company") is incorporated under the laws of Delaware. The Company offers engineering partnerships to electronics companies to create portable digital devices that can link to personal computers and the Internet. The Company markets to Original Equipment Manufacturers ("OEMs") complete reference designs and technology platforms with a focus on digital music and voice/video player/recorders.

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $65,613,904 at June 30, 2003. At June 30, 2003 the Company had a working capital deficiency of $1,222,979. Substantial portions of the losses are attributable to marketing costs of the Company's new technologies and products and substantial expenditures on research and development of technologies. The Company's operating plans may require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) branding and selling the Company's Odyssey(TM) 1000 digital audio product (b) delivering digital products produced under contract for OEMs; (c) expanding sales and marketing to additional OEM customers and markets; (d) controlling overhead and expenses; and (e) raising additional capital and/or financing. There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations in the future or without additional financing.

There can be no assurance that any additional financings, if required, will be available to the Company on satisfactory terms and conditions, if at all. In the event the Company fails to achieve profitable operations and is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

2. LOSS PER SHARE
The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options, warrants and convertible preferred stock exercisable into 18,645,001 shares of Common Stock were outstanding as at June 30, 2003. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders was increased during the three months ended June 30, 2003 and 2002 by accrued dividends of $61,500 and $nil, respectively. The loss available to common stockholders is computed as follows:

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003


                                     Three months ended June 30,
                                          2003         2002
                                       ----------  ------------

Loss and comprehensive loss            $(581,112)  $(1,942,282)
Dividends on Series D preferred stock    (61,500)            -
                                       ----------  ------------
Loss available to common stockholders  $(642,612)  $(1,949,282)
                                       ==========  ============

3. UNSECURED PROMISSORY NOTES
15% Unsecured Notes
-------------------
On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for gross cash proceeds of $750,000. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. The Company entered into a forbearance agreement with the lender through and including December 31, 2002. On December 30, 2002, the Company issued 133,223 shares of Common Stock in consideration for all unpaid interest. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005;
(ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004. As at June 30, 2003, accrued interest totaled $56,250 [March 31, 2003 - $28,125]. The Company has entered into an additional forbearance agreement with the lender deferring any payments through and including December 31, 2003.

24% Unsecured Note
------------------
On April 28, 2003, the Company issued a 24% Unsecured Promissory Note ("24% Unsecured Note") for gross cash proceeds of $37,800 to a director to finance inventory purchases. On June 2, 2003, the Company paid $1,504 of interest and on June 10, 2003, paid all accrued interest and principal. On June 13, 2003, the Company obtained a new advance of $31,500 on the 24% Unsecured Note from the director. On June 26, 2003, the Company paid all interest and $1,607 of principal. On June 27, 2003, the Company paid all interest and $12,593 of principal. As at June 30, 2003, accrued interest totaled $35. On July 3, 2003, the Company paid all interest and $6,084 of principal.

24% Unsecured Promissory Notes
------------------------------
In May 2003, the Company issued a 24% Unsecured Promissory Note (24% Unsecured Promissory Notes") for gross cash proceeds of $200,000 to certain accredited investors. The 24% Unsecured Promissory Notes matured June 30, 2004. The interest under the 24% Unsecured Promissory Notes was payable monthly at a rate of 12% per annum, simple interest and accrued an additional interest of 12% per annum, simple interest to be paid at the earlier of redemption or maturity. On June 10, 2003, the Company issued 1,052,632 shares of Common Stock in consideration for all principal balance and paid interest of $3,067.

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003


4. STOCKHOLDERS' EQUITY
The following table summarizes stockholders' equity transactions during the three month period ended June 30, 2003:

                                                            Additional        Dividends   Contributed   Accumulated
                                   Shares       Amount    paid-in capital                   surplus      deficit
                                      #           $              $                $            $             $
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003          147,604,343  $  147,605  $     59,430,144       (61,500)  $1,592,316  $(65,032,792)
Shares issued for cash             4,913,160       4,913           928,587             -            -             -
Shares issued upon exercise
   of stock options                   50,001          50             7,700             -            -             -
Shares issued upon exercise
   of warrant                        500,000         500            49,500             -            -             -
Shares issued to vendors             195,913         196            49,067             -            -             -
Shares issued for debt
   reduction                       1,052,632       1,052           198,947             -            -             -
Dividends on Series D Preferred
   stock                                   -           -                 -             -            -             -
Loss for the period                        -           -                 -       (61,500)           -      (581,112)
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2003           154,316,049  $  154,316  $     60,663,945      (123,000)  $1,592,316  $(65,613,904)
====================================================================================================================

5. WARRANTS AND OPTIONS
At June 30, 2003 warrants were outstanding and exercisable into the following shares of Common Stock:

                    Number of    Exercise Price
     Description  Common Shares         $          Expiration Date
     ===============================================================
     Warrants           161,662  $          0.19     October 5, 2005
     Warrants           850,000  $          0.19  September 30, 2006
     ---------------------------------------------------------------
     Total            1,011,662
     ===============================================================

In October 2000, in connection with the issuance of Series C stock the Company issued 161,662 warrants with an exercise price of $5.20 to the investors and a placement agent. Pursuant to anti-dilution protection given to the warrant holders (triggered by the sale of shares of Common Stock) the warrant exercise price was reset as follows: $0.75 in September 2001; $0.53 in April 2002; $0.38 on June 7, 2002; $0.31 on November 1, 2002; $0.30 on November 18, 2002; $0.205
on November 17, 2002 and $0.19 on December 24, 2002.

In connection with the issuance of the 12% Secured Promissory Notes in September 2001, the Company issued 850,000 warrants with an exercise price of $0.75. Pursuant to the anti-dilution protection granted warrant holders triggered by the sale of shares of Common Stock, the warrant exercise price was reset as follows: $0.53 in April 2002; $0.38 on June 7, 2002; $0.31 on November 1, 2002;
$0.30 on November 18, 2002; $0.205 on November 17, 2002 and $0.19 on December 24, 2002.

In June 2003, a director exercised 500,000 warrants with an exercise price of $0.10.

The following table summarizes stock option activity for the period:

                                      Number of   Weighted Average
                                       Options     Exercise Price
     --------------------------------------------------------------
     Outstanding at March 31, 2003    3,943,250   $           1.085
        Granted                       3,307,000   $           0.156
        Exercised                       (50,001)  $           0.155
        Forfeited                    (1,003,752)  $           0.551
                                     -----------  -----------------
     Outstanding at June 30, 2003     6,196,497   $           0.683
                                     -----------  -----------------
     Exercisable at June 30, 2003     4,266,827   $           0.878
                                     ===========  =================

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003


Options outstanding are exercisable at prices ranging from $0.0875 to $5.46 and expire over the period from 2003 to 2008 with an average life of 3.86 years.

6. SERIES D PREFERRED STOCK
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D stock") with a stated value of $10 per share. The Series D stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 12% Secured Promissory Notes and $1,050,000 of 24% Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company's election. The conversion price for each share of Series D stock was $0.20 subject to certain adjustments. The conversion price was reduced to $0.19 pursuant to anti-dilution protection triggered by the sale of Common Stock in January 2003. At June 30, 2003 accrued dividends totaled $123,000 [March 31, 2003 - $61,500].

7. INVENTORY
Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.

                JUNE 30, 2003   MARCH 31, 2003
                      $                $
-----------------------------------------------
Finished goods          74,597          134,146
Raw materials           17,660            4,649
-----------------------------------------------
                        92,257          138,795
===============================================

At March 31, 2003, the provision for inventory obsolescence was $6,435. During the quarter ended June 30, 2003, no changes occurred in the provision, and accordingly the provision for inventory obsolescence at June 30, 2003 amounted to $6,435.

8. COMMITMENTS AND CONTINGENCIES
The Company entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724 and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services to be drawn down upon submission of invoices from APL. In September 2002, the Company terminated the agreement. In the quarter ending December 31, 2002, APL drew down on $129,925 of the letter of credit, sold $51,992 of inventory and held $21,668 of prepaid freight to apply to reduce outstanding obligations. The Company believes the total amount due to APL at June 30, 2003 was $75,452 which is included as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

The Company relies on Maycom Co., Ltd. for the manufacture of its wireless product developed for Softeq, and DigitalWay Co., Ltd. for the manufacture of its Odyssey and in flight entertainment ("IFE") products and Orient Power for the manufacture and assembly of the Eclipse-branded audio products. The Company depends on its contract manufacturers to (i) allocate sufficient capacity to its manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by any of these manufacturers for any reason could have a material adverse affect on the Company's business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for goods and services delivered to the Company and were recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately five years old. The Company has had no contact with the vendor and the amount may not require payment. Accordingly, the accrued lease liability reflects management's best estimate of the

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003


amount that may be due. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In September 2000, the Company entered into a three-year sublease agreement expiring on July 31, 2003. The Company is occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. As of June 30, 2003, the total operating lease obligation under the lease for office space is $16,606. The Company is currently leasing on a month-to-month basis while it negotiates a new lease.

9. RESTRICTED CASH
Restricted cash represents an irrevocable letter of credit issued to Digitalway in the amount of $190,000 for future production.

10. CREDIT RISK
Amounts owing from one major customer comprise 89% of accounts receivable at June 30, 2003. Amounts owing from two major customers comprise approximately 50% and 26%, respectively of accounts receivable at March 31, 2003.

11. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two major customers comprise 72% of revenue for the quarter ended June 30, 2003. Sales to two major customers comprise 63% of revenue for quarter ended June 30, 2002.

12. COMPARATIVE FIGURES
Certain of the comparative figures have been restated to conform with the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2003.

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

Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product's functionality and user interface), software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products, fees from engineering services, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

In March 2002, we announced that we had entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten ("Eclipse"), a car stereo company. Under the agreement, e.Digital receives non-recurring engineering ("NRE") fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. Specifically, the agreement states that e.Digital will provide Eclipse with engineering services to integrate file management and compressed audio management technology designed by e.Digital into an advanced automotive audio system. Prior to entering into the Development and Manufacturing Agreement, we had collaborated with Eclipse for several months to develop and deliver state-of-the-art automotive OEM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. Eclipse refers to their automotive audio system as an "infotainment" platform because it includes not only a radio and CD Player, but also may (i) connect wirelessly to the Internet to download music or other data, (ii) store, organize, retrieve, and play back data, including digital audio files, from a hard disk drive, (iii) connect wirelessly to a user's home personal computer while parked in the driveway for purposes of downloading and/or uploading music or other information, (iv) record radio signals to a built-in hard disk drive as they are received and (v) recognize the driver's voice commands to perform a variety of operations. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas. To date, we have received $15,000 under this agreement with respect to NRE fees only, of which $15,000 has been deferred as of June 30, 2003.

In April 2002, we announced a strategic collaboration with DivXNetwork, Inc. ("DivX Networks") of San Diego, California. DivX Networks created and markets a motion picture compression format (the DivX(TM) codec, a leading standard for MPEG-4 video distribution) that is used for storing, playing back, and streaming motion pictures over the Internet. Over 80 million users worldwide have downloaded the DivX codec and the format is frequently used for distribution of news, information, and entertainment by corporations and video producers including major motion picture companies. Under the agreement, we are working with DivX to jointly develop and market a range of consumer electronics devices that play back DivX video and provide copyright protection to encoded video files. To date, we have received no revenues from this collaboration but it is an important element of our IFE project described below.

In May 2002, we signed a strategic development agreement with Digitalway Co., Ltd., ("Digitalway") of Korea. Under the agreement, we co-develop and market advanced digital audio players for the consumer market. The products are branded by e.Digital and marketed in the United States and Canada. The products can also be branded by Digitalway and marketed in Asia and Europe. In January 2003, we launched the e.Digital Odyssey(TM) 1000, a portable hard disk drive-based digital audio player jointly designed by e.Digital and Digitalway, and manufactured by Digitalway. The Odyssey(TM) 1000 is based on our MicroOS(TM) technology, and has an embedded 2.5 inch, 20 GB capacity hard drive capable of storing and playing back up to 5,000 tracks. It has a USB (Universal Serial Bus)
2.0 connection capable of downloading and writing up to 8 MegaBytes (MB) per second. The Odyssey(TM) 1000 incorporates an FM radio and digital voice recorder and a large, backlit display. It also acts as a portable hard drive and can store and transport any type of data file including images, spreadsheets, or other electronic documents. VoiceNavTM is included to make it easier to navigate through a large music collection and play a selected track.

In October 2002, we announced a development agreement with Aircraft Protective Systems, Inc. ("APS") to develop and market a portable, hard disk drive-based In-Flight Entertainment, or IFE, system under contract for a leading U.S. airline. The agreement specifies that we will manufacture and sell the customizable digital video player through APS. The agreement includes provisions for NRE fees to be paid by APS to us for design services plus licensing fees and royalties. To date, we have received $100,000 in payments under this agreement with respect to NRE fees only, of which $100,000 has been deferred at June 30, 2003. In addition, we received a deposit of $190,000 for product to be delivered which was deferred at June 30, 2003.

In February 2003, we announced a development agreement with independent systems integrator Softeq Development Corporation ("Softeq"). Under the agreement, we are collaborating with Softeq to develop a new digital audio product using e.Digital's patented MicroOS(TM) technology and wireless communication technology. The agreement calls for us to provide finished, manufactured products to Softeq, who is to supply them to Hewlett-Packard for a specific customer of Hewlett-Packard's. To date, we have received $235,750 in payments under this agreement with respect to NRE fees only, of which $51,000 was deferred at March 31, 2003 and $135,389 at June 30, 2003. In addition, we have received $750,000 for products, of which $306,750 was deferred at June 30, 2003.

We incurred operating losses in each of the last three fiscal years and for the quarter ended June 30, 2003 and these losses have been material. At June 30, 2003, we had a working capital deficit of approximately $1.2 million. Our current level of monthly cash operating costs is approximately $200,000. However, we may increase expenditure levels in future periods to support the launch of "e.Digital" branded products and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Our unaudited interim consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) branding and selling our Odyssey(TM) 1000 digital audio product (b) delivering digital products produced under contract for OEMs; (c) expanding sales and marketing to additional OEM customers and markets; (d) controlling overhead and expenses; and (e) raising additional capital and/or financing, if required. There can be no assurance we can successfully accomplish these steps and it is uncertain we will achieve a profitable level of operations in the future or without additional financing.

CRITICAL ACCOUNTING POLICIES
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

RESULTS OF OPERATIONS
For the first three months of fiscal 2003, we reported total revenues of $1,153,991 a 109% increase from total revenues of $551,507 for the first three months of fiscal 2003. Product revenues for the quarter ending June 30, 2003 were $1,010,971, a 109% increase from product revenues of $484,502 for the quarter ending June 30, 2002. The $526,469 increase in product revenues resulted primarily from the recognition of approximately $443,250 of product revenues from deliveries on the Softeq contract, as well increased sales of components and recognition of revenues from sales of OdysseyTM 1000 products. As we delivered additional product to Softeq in July 2003, we anticipate recognizing the balance of $478,710 product revenues from the Softeq contract in our second fiscal quarter ended September 30, 2003.

Service revenues for the first three months of fiscal 2003 were $143,020 compared to $67,005 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At June 30, 2003 we had $1,019,229 of deferred revenue from development contracts that

For the three months ended June 30, 2003, we reported a gross profit of $70,858 compared to a gross loss of $434,435 for the first three months of fiscal 2002. Cost of sales for the three months ended June 30, 2003 consisted of $969,972 of product costs and $113,161 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue improved from negative 73.8% to a positive 6.1% due primarily to the fulfillment of the Softeq contract and positive margins from the sale of OdysseyTM 1000 products and components. In addition, in the quarter ended June 30, 2002, we incurred the write-down of inventory by $158,272 related to slow moving and obsolete products and certain APL Direct Logistics' costs. At the present time, warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended June 30, 2003, were $580,091, as compared to $1,371,418 for the three months ended June 30, 2002. Selling and administrative costs aggregated $379,426 for the first three months of fiscal 2003 compared to $987,263 in the prior period. The $607,837 decrease in selling and administrative costs resulted primarily from the following: a decrease in personnel and benefit costs of $261,881, a decrease of $127,786 in professional fees, a decrease of $65,226 in advertising and marketing costs, a decrease of $40,500 from the elimination of outsourced customer service at APL, a decrease of $31,179 in bad debt expense and a decrease of $16,157 in commercial insurance costs.

Research and related expenditures for the three months ended June 30, 2003 were $200,665, as compared to $384,155, for the three months ended June 30, 2002. The current period costs consisted primarily of personnel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $509,233 for the three months ended June 30, 2003, as compared to an operating loss of $1,805,853 for the three months ended June 30, 2002. The decrease in operating loss resulted primarily from the gross profit for the three months ended June 30, 2003 as compared to a gross loss for the three months ended June 30, 2002, as well as a decrease of $1,296,620 in operating expenses. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions and selectively branding and marketing our own branded e.Digital portable audio players will continue to provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported reduced interest expense of $35,166 for the three months ended June 30, 2003 versus $204,479 and the comparable period of 2002 due to lower average debt outstanding.

We reported a loss on disposal of assets of $36,713 for the three months ended June 30, 2003 due to the shut-down of our wedig.com music site. We reported other income of $67,014 for the three months ended June 30, 2002, due primarily to a $67,814 settlement with one of our manufacturers.

We reported a loss for the first three months of the current fiscal year of $581,112 as compared to a loss of $1,942,282 for the prior year's three months.

The loss attributable to common stockholders for the three months ended June 30, 2003 and 2002 was $642,612 and $1,942,282, respectively. Included in the loss available to common stockholders for the period ending June 30, 2003 were accrued dividends of $61,500 on the Series D stock issued in December 2002.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2003, we had working capital deficit of $1,222,979 compared to a working capital deficit of $1,427,978 at March 31, 2003. We had $92,257 of working capital invested in inventory at June 30, 2003. Cash used in operating activities for the three month period ended June 30, 2003 was $323,450 resulting primarily from the $581,112 loss for the period, an increase of $502,804 in prepaid expenses and other, an increase of $265,353 in accounts receivable, an increase of $67,292 in deferred contract charges, offset by an increase of $707,526 in deferred revenue and an increase of $91,229 in other accounts payable and accrued liabilities. During the three months ended June 30, 2003, the

Company purchased $69,339 in property and equipment. For the three months ended June 30, 2003, cash provided by financing activities was $1,173,096 resulting primarily from $933,500 proceeds from issuance of shares, $200,000 proceeds from the issuance of the 24% Unsecured Promissory Notes, $69,300 proceeds from the 24% Unsecured Note and $50,000 proceeds from exercise of warrants, offset by payments of $87,454 on the 24% Unsecured Note. For the three months ended June 30, 2003, net cash and cash equivalents increased by $590,307.

At June 30, 2003, we had net accounts receivable of $446,889 as compared to $181,536 at March 31, 2003. This represented approximately 32 days of revenues. The increase in receivables resulted primarily from the increase in receivables for Softeq . Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

On June 10, 2003, we sold 5,109,073 shares of Common Stock for gross proceeds of $982,763 and utilized $74,137 to redeem all principal and accrued interest on the 24% Unsecured Note to a director, $3,067 for interest on the 24% Unsecured Promissory Notes with the balance of $905,559 retained for working capital purposes.

At June 30, 2003, we had cash and cash equivalents of $674,213. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing OEM arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $800,000 of additional funds for the next twelve months of operations plus amounts required to make payments on the 15% Unsecured Note. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from branded and OEM product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have a forebearance agreement on the $750,000 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly we may need to seek equity or debt financing in the next twelve months for working capital if product margins are insufficient and we may need to seek equity or debt financing for payments of the 15% Unsecured Note (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

There can be no guarantee that we will be able to raise additional equity or debt financing, if required, and/or renegotiate the terms of debts as they arise. We may also require additional capital to finance future developments and improvements to our technologies or develop new technologies.

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

In September 2000, we entered into a three-year sublease agreement expiring on July 31, 2003. We are occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. The aggregate monthly lease payments will increase to $16,606 beginning in August 1, 2002. As of June 30, 2003, the total operating lease obligation under the lease for office space is $16,606 through the end of the lease in 2003. We are currently leasing on a month-to-month basis while we negotiate a new lease.

BUSINESS RISKS
This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific and substantial business risk factors described above and in the Company's Annual Report on Form 10-K for the year ended March 31, 2003 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $674,213 and our debt of $823,585, consisting of accrued interest, the 15% Unsecured Note and the 24% Unsecured Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At June 30, 2003, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

ITEM 4. CONTROLS AND PROCEDURES
The Company's Chief Executive Officer and Principal Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2. CHANGES IN SECURITIES
(a)  NONE
(b)  NONE
(c)  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE

ITEM 5. OTHER INFORMATION
On July 23, 2003, the Company announced the resignation of Ran Furman, Chief Financial Officer and Corporate Secretary.

On August 12, 2003, the Company appointed Renee Warden as Chief Accounting Officer and Corporate Secretary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer.

Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Renee Warden, Principal Accounting Officer.

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer and Renee Warden, Principal Accounting Officer.

(b) Reports on Form 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            e.DIGITAL CORPORATION

Date:  August 14, 2003         By: /s/ RENEE WARDEN
                                   --------------------------------------------
                                   Renee Warden, Chief Accounting Officer
                                   (Principal Accounting and Financial Officer
                                   and duly authorized to sign on behalf of the
                                   Registrant)