Form 10-Q
period 2003-09-30
E DIGITAL CORP
filed 2003-11-13
CIK 886328

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001                            155,241,328
------------------------------                            -----------
         (Class)                               (Outstanding at November 7, 2003)

================================================================================
e.DIGITAL CORPORATION

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of September 30, 2003 and
                  and March 31, 2003                                           3

                  Consolidated Statements of Operations for the three
                  and six months ended September 30, 2003 and 2002             4

                  Consolidated Statements of Cash Flows for the six months
                  ended September 30, 2003 and 2002                            5

                  Notes to Interim Consolidated Financial Statements           6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       10

         Item 3. Quantitative and Qualitative Disclosure about Market Risk    16

         Item 4. Controls and Procedures                                      16

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            16
         Item 2. Changes in Securities                                        16
         Item 3. Defaults Upon Senior Securities                              17
         Item 4. Submission of Matters to a Vote of Security Holders          17
         Item 5. Other Information                                            17
         Item 6. Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                    18
e.DIGITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     September 30, 2003   March 31, 2003
                                                                                             $                   $
                                                                                     ------------------   --------------
Current
Cash and cash equivalents                                                                  380,483               83,906
Accounts receivable, trade, less allowance of $114,824 and $138,236
  for doubtful accounts, respectively                                                      136,069              181,536
Inventory net of allowance for obsolete inventory of $nil and $6,435 respectively           25,099              138,795
Deposits and prepaid expenses                                                               73,911               92,574
Deferred contract charges                                                                  178,227              218,192
                                                                                     ----------------------------------
Total current assets                                                                       793,789              715,003
                                                                                     ----------------------------------
Property and equipment, net of accumulated depreciation of
   $508,613 and $445,205, respectively                                                     166,428              141,397
Intangible assets, net of accumulated amortization of
   $38,393 and $93,610, respectively                                                         1,016               38,949
Restricted cash                                                                            190,000                   --
                                                                                     ----------------------------------
    Total assets                                                                         1,151,233              895,349
                                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade                                                                    739,377              736,682
Other accounts payable and accrued liabilities                                              93,946              128,083
Accrued lease liability                                                                    515,000              515,002
Accrued employee benefits                                                                  149,433              203,027
Dividends                                                                                  184,500               61,500
Deferred revenue                                                                           696,543              311,703
Unsecured promissory notes, short term                                                     342,415              186,984
                                                                                     ----------------------------------
    Total current liabilities                                                            2,721,214            2,142,981
                                                                                     ----------------------------------
Unsecured promissory notes                                                                 407,585              626,595
                                                                                     ----------------------------------
    Total liabilities                                                                    3,128,799            2,769,576
                                                                                     ----------------------------------

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
  Series D Preferred stock 250,000 shares designated: 205,000 and 205,000 issued and outstanding, respectively. Liquidation preference
   of $2,050,000 each period                                                             2,050,000            2,050,000
Common stock, $0.001 par value, authorized 200,000,000,
  155,125,855 and 147,604,343 shares outstanding, respectively                             155,126              147,605
Additional paid-in capital                                                              60,777,409           59,430,144
Contributed surplus                                                                      1,592,316            1,592,316
Dividends                                                                                 (184,500)             (61,500)
Accumulated deficit                                                                    (66,367,917)         (65,032,792)
                                                                                     ----------------------------------
Total stockholders' deficit                                                             (1,977,566)          (1,874,227)
                                                                                     ----------------------------------

Total liabilities and stockholders' deficit                                              1,151,233              895,349
                                                                                     ==================================

See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the three months ended      For the six months ended
                                                                 September 30,                   September 30,
                                                            2003              2002           2003               2002
                                                              $                 $             $                  $
                                                        -------------------------------  ------------------------------
Revenues:
   Products                                               1,036,071            180,969     2,047,042            665,471
   Services                                                  61,844            109,321       204,864            176,326
                                                        -------------------------------  ------------------------------
                                                          1,097,915            290,290     2,251,906            841,797
                                                        -------------------------------  ------------------------------

Cost of revenues:
   Products                                                 893,729          1,155,197     1,863,701          2,075,723
   Services                                                  68,684             33,031       181,845             98,447
                                                        -------------------------------  ------------------------------
                                                            962,413          1,188,228     2,045,546          2,174,170
                                                        -------------------------------  ------------------------------
Gross profit  (loss)                                        135,502           (897,938)      206,360         (1,332,373)
                                                        -------------------------------  ------------------------------

Operating expenses:
   Selling and administrative                               385,101          1,056,998       764,527          2,044,261
   Research and related expenditures                        476,140            419,340       676,805            803,495
                                                        -------------------------------  ------------------------------
          Total operating expenses                          861,241          1,476,338     1,441,332          2,847,756
                                                        -------------------------------  ------------------------------

Operating loss                                             (725,739)        (2,374,276)   (1,234,973)        (4,180,129)
                                                        -------------------------------  ------------------------------

Other income (expense):
   Interest income                                               --                565            --              1,601
   Interest expense                                         (28,273)          (299,867)      (63,438)          (504,346)
   Loss on disposal of asset                                     --                 --       (36,714)                --
   Other income                                                  --                 --            --             67,014
                                                        -------------------------------  ------------------------------
          Other income (expense)                            (28,273)          (299,302)     (100,152)          (435,731)
                                                        -------------------------------  ------------------------------

Loss and comprehensive loss for the period                 (754,013)        (2,673,578)   (1,335,125)        (4,615,860)
Accrued dividends on the Series D Preferred stock           (61,500)                --      (123,000)                --
                                                        -------------------------------  ------------------------------
Loss attributable to common stockholders                   (815,513)        (2,673,578)   (1,458,125)        (4,615,860)
                                                        ===============================  ==============================
Loss per common share - basic and diluted                     (0.01)             (0.02)        (0.01)             (0.03)
                                                        ===============================  ==============================

Weighted average common shares outstanding              154,882,753        138,025,421   151,993,493        136,515,851
                                                        ===============================  ==============================

See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the six months ended
                                                                                     September 30
                                                                                 2003             2002
OPERATING ACTIVITIES                                                              $                 $
                                                                              ---------------------------
Loss for the period                                                           (1,335,125)      (4,615,860)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                                51,341           89,558
     Accrued interest and accretion relating to secured promissory notes          28,126          470,606
     Stock issued to vendor                                                       49,263           66,000
     Stock issued to consultant                                                       --          185,085
     Loss on disposal of asset                                                    36,713               --
Changes in assets and liabilities:
     Accounts receivable, trade                                                   45,467          481,888
     Inventory                                                                   113,696          183,595
     Prepaid expenses and other                                                   18,663          (43,046)
     Deferred contract charges                                                    39,965          (21,759)
     Accounts payable, trade                                                       2,695           55,883
     Other accounts payable and accrued liabilities                              (90,389)        (217,829)
     Accrued employee benefits                                                   (53,594)         (33,259)
     Deferred revenue                                                            384,840           46,630
                                                                              ---------------------------
Cash (used in) operating activities                                             (708,339)      (3,352,507)
                                                                              ---------------------------
INVESTING ACTIVITIES
Purchase of property and equipment                                               (75,152)         (62,810)
Increase in restricted cash                                                     (190,000)            (634)
Interest earned on certificate of deposit                                             --             (668)
                                                                              ---------------------------
Cash (used in) investing activities                                             (265,152)         (64,112)
                                                                              ---------------------------
FINANCING ACTIVITIES
Proceeds from issuance of Shares                                                 933,500        2,667,838
Proceeds from 24% Unsecured Note                                                  69,300               --
Proceeds from 24% Unsecured Promissory Notes                                     200,000               --
Proceeds from issuance of Unsecured Notes                                             --        1,800,000
Payment on 24% Unsecured Note                                                   (104,757)              --
Payment on Secured Promissory Note                                                    --       (1,400,000)
Deferred financing charge                                                             --           21,000
Proceeds from exercise of stock options                                          122,025               --
Proceeds from exercise of warrants                                                50,000               --
                                                                              ---------------------------
Cash provided by financing activities                                          1,270,068        3,088,838
                                                                              ---------------------------
Net increase (decrease) in cash and cash equivalents                             296,577         (327,781)
                                                                              ---------------------------
Cash and cash equivalents, beginning of period                                    83,906          445,219
                                                                              ---------------------------
Cash and cash equivalents, end of period                                         380,483          117,438
                                                                              ===========================

Supplemental schedule of noncash investing and financing activities:
   Deemed dividends on Series D preferred stock                                  123,000               --

See notes to interim consolidated financial statements

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2003

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $66,367,917 at September 30, 2003. At September 30, 2003 the Company had a working capital deficiency of $1,927,425. Substantial portions of the losses are attributable to marketing costs of the Company's new technologies and products and substantial expenditures on research and development of technologies. The Company's operating plans may require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

2. LOSS PER SHARE

The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options, warrants and convertible preferred stock exercisable into 15,467,647 shares of Common Stock were outstanding as at September 30, 2003. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders was increased during the six months ended September 30, 2003 and 2002 by accrued dividends of $123,000 and $nil, respectively. The loss available to common stockholders is computed as follows:

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2003

                                           For the three months ended          For the six months ended
                                                  September 30,                      September 30,
                                             2003              2002              2003              2002
                                             ----              ----              ----              ----
Loss and comprehensive loss                $(754,013)      $(2,673,578)      $(1,335,125)      $(4,615,860)
Dividends on Series D preferred stock        (61,500)               --          (123,000)               --
                                           ---------       -----------       -----------       -----------
Loss available to common stockholders      $(815,513)      $(2,673,578)      $(1,458,125)      $(4,615,860)
                                           =========       ===========       ===========       ===========

3. UNSECURED PROMISSORY NOTES

                                           September 30, 2003     March 31, 2003
                                           ------------------     --------------
15% Unsecured Promissory Note                   $ 750,000           $ 750,000
24% Unsecured Promissory Note                          --              35,454
Accrued interest on notes                          84,375              28,125
Less current portion                             (342,415)           (186,984)
                                                ---------           ---------
Long term                                       $ 491,960           $ 626,595
                                                =========           =========

15% Unsecured Notes

On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for gross cash proceeds of $750,000. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. The Company entered into a forbearance agreement with the lender through and including December 31, 2002. On December 30, 2002, the Company issued 133,223 shares of Common Stock in consideration for all unpaid interest. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005;
(ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004. As of September 30, 2003, accrued interest totaled $84,375 [March 31, 2003 - $28,125]. The Company has entered into an additional forbearance agreement with the lender deferring any payments through and including December 31, 2003. 24% Unsecured Note In March 2003, the Company issued to a director to finance inventory purchases a 24% Unsecured Promissory Note ("24% Unsecured Note") for gross cash proceeds of $42,000 and in April 2003 increased the note by $37,800. For the six months ended September 30, 2003, the Company recorded $2,782 in interest expense. On July 3, 2003, the note principal and interest in the amount of $74,532 was paid.

4. STOCKHOLDERS' EQUITY

The following table summarizes stockholders' equity transactions during the six month period ended September 30, 2003:

                                                                     Additional     Dividends      Contributed       Accumulated
                                          Shares        Amount  paid-in capital                        surplus           deficit
                                               #             $                $             $                $                 $
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2003              147,604,343      $147,605      $59,430,144       (61,500)      $1,592,316      $(65,032,792)
Shares issued for cash                 4,913,160         4,913          928,587            --               --                --
Shares issued upon exercise
   of stock options                      859,837           860          121,165            --               --                --
Shares issued upon exercise
   of warrant                            500,000           500           49,500            --               --                --
Shares issued to vendors                 195,913           196           49,067            --               --                --
Shares issued for debt
   reduction                           1,052,632         1,052          198,947            --               --                --
Dividends on Series D Preferred
   stock                                      --            --               --      (123,000)              --                --
Loss for the period                           --            --               --            --               --        (1,335,125)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003          155,125,885      $155,126      $60,777,409      (184,500)      $1,592,316      $(66,367,917)
================================================================================================================================

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2003

On June 10, 2003, the Company issued 1,052,632 shares of Common Stock in consideration for all principal balance and paid interest on $200,000 of 24% Unsecured Promissory Note ("24% Unsecured Promissory Note") issued in May 2003.

5. WARRANTS AND OPTIONS

At September 30, 2003 warrants were outstanding and exercisable into the following shares of Common Stock:

                  Number of           Exercise Price
Description       Common Shares             $                    Expiration Date
--------------------------------------------------------------------------------
Warrants             161,662               $0.19                 October 5, 2005
Warrants             850,000               $0.19              September 30, 2006
--------------------------------------------------------------------------------
Total              1,011,662
================================================================================

Subsequent to September 30, 2003, 115,473 warrants were exercised for cash proceeds of $21,940.

The following table summarizes stock option activity for the period:

                                             Number of        Weighted Average
                                              Options          Exercise Price
--------------------------------------------------------------------------------
Outstanding at March 31, 2003                3,943,250             $1.0846
   Granted                                   3,307,000             $0.1560
   Exercised                                  (859,837)            $0.1419
   Forfeited                                (1,606,247)            $0.5893
                                            ----------             -------
Outstanding at September 30, 2003            4,784,166             $0.7784
                                            ----------             -------
Exercisable at September 30, 2003            3,342,827             $1.0304
                                            ----------             -------

Options outstanding are exercisable at prices ranging from $0.155 to $5.46 and expire over the period from 2003 to 2008 with an average life of 3.88 years.

6. SERIES D PREFERRED STOCK

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D stock") with a stated value of $10 per share. The Series D stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 12% Secured Promissory Notes and $1,050,000 of 24% Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company's election. The conversion price for each share of Series D stock was $0.20 subject to certain adjustments. The conversion price was reduced to $0.19 pursuant to anti-dilution protection triggered by the sale of Common Stock in January 2003. At September 30, 2003 accrued dividends totaled $184,500 [March 31, 2003 - $61,500]. At September 30, 2003 the Series D stock would have been convertible into 11,113,158 common shares.

7. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.

                                          September 30, 2003    March 31, 2003
                                                  $                    $
------------------------------------------------------------------------------
Finished goods                                  21,543              134,146
Raw materials                                    3,556                4,649
------------------------------------------------------------------------------
                                                25,099              138,795
==============================================================================

At March 31, 2003, the provision for inventory obsolescence was $6,435. During the quarter ended September 30, 2003, the Company applied the $6,435 provision to obsolete inventory.

8. COMMITMENTS AND CONTINGENCIES

The Company entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of credit amounting to $144,724 and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2003

management services to be drawn down upon submission of invoices from APL. In September 2002, the Company terminated the agreement. In the quarter ending December 31, 2002, APL drew down on $129,925 of the letter of credit, sold $51,992 of inventory and held $21,668 of prepaid freight to apply to reduce outstanding obligations. The Company believes the total amount due to APL at September 30, 2003 was $75,452 which is included as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

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

In September 2000, the Company entered into a three-year sublease agreement which subsequently expired on July 31, 2003. The Company is currently occupying 7,750 square feet on a month to month basis with an aggregate monthly payment of $9,291 inclusive of utilities and costs.

9. RESTRICTED CASH

Restricted cash represents an irrevocable letter of credit issued to Digitalway in the amount of $190,000 for future production.

10. CREDIT RISK

Amounts owing from three major customer comprise 36%, 20% and 16% of accounts receivable at September 30, 2003. Amounts owing from two major customers comprise approximately 50% and 26%, respectively of accounts receivable at March 31, 2003.

11. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three major customers comprise 75% of revenue for the quarter ended September 30, 2003. Sales to two major customers comprise 63% of revenue for quarter ended September 30, 2002.

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

Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product's functionality and user interface), software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management systems. Our revenues may result from the sale of products, product royalties, fees from engineering services, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

In March 2002, we announced that we had entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten ("Eclipse"), a car stereo company. Under the agreement, e.Digital receives non-recurring engineering ("NRE") fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. Specifically, the agreement states that e.Digital will provide Eclipse with engineering services to integrate file management and compressed audio management technology designed by e.Digital into an advanced automotive audio system. Prior to entering into the Development and Manufacturing Agreement, we had collaborated with Eclipse for several months to develop and deliver state-of-the-art automotive OEM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. Eclipse refers to their automotive audio system as an "infotainment" platform because it includes not only a radio and CD Player, but also may (i) connect wirelessly to the Internet to download music or other data, (ii) store, organize, retrieve, and play back data, including digital audio files, from a hard disk drive, (iii) connect wirelessly to a user's home personal computer while parked in the driveway for purposes of downloading and/or uploading music or other information, (iv) record radio signals to a built-in hard disk drive as they are received and (v) recognize the driver's voice commands to perform a variety of operations. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas. To date, we have received $45,000 under this agreement with respect to NRE fees only, of which $45,000 has been deferred as of September 30, 2003.

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

In May 2002, we signed a strategic development agreement with Digitalway Co., Ltd., ("Digitalway") of Korea. Under the agreement, we co-develop and market advanced digital audio players for the consumer market. The products are branded by e.Digital and marketed in the United States and Canada. The products can also be branded by Digitalway and marketed in Asia and Europe. In January 2003, we launched the e.Digital Odyssey(TM) 1000, a portable hard disk drive-based digital audio player jointly designed by e.Digital and Digitalway, and manufactured by Digitalway. The Odyssey(TM) 1000 is based on our MicroOS(TM) technology, and has an embedded 2.5 inch, 20 GB capacity hard drive capable of storing and playing back up to 5,000 tracks. It has a USB (Universal Serial Bus)
2.0 connection capable of downloading and writing up to 8 MegaBytes (MB) per second. The Odyssey(TM) 1000 incorporates an FM radio and digital voice recorder and a large, backlit display. It also acts as a portable hard drive and can store and transport any type of data file including images, spreadsheets, or other electronic documents. VoiceNav(TM) is included to make it easier to navigate through a large music collection and play a selected track. In September, 2003, the Company introduced two new models of the Odyssey 1000 to supplement our product offerings in the areas of price and capacity. The new models, 15 GB with a 3,750 track capacity and 40 GB with a capacity to store over 10,000 tracks, both offer all of the above mentioned functionality of the 20 GB Odyssey 1000(TM).

In September 2003, the Company entered into a royalty bearing licensing agreement with a multi-billion dollar Asian OEM for the manufacture of the Company's Odyssey 1000(TM) platform for OEM branding. The Asian OEM will manufacture a 1.8" version of the Odyssey 1000(TM) for specific OEM branding and e.Digital is supporting the technology, software, firmware and upgrades to the Odyssey 1000(TM) platform. Products manufactured under this agreement are scheduled for consumer release in our third fiscal quarter.

In October 2002, we announced a development agreement with Aircraft Protective Systems, Inc. ("APS") to develop a portable, hard disk drive-based In-Flight Entertainment, or IFE, system under contract for a leading U.S. airline. The agreement specifies that we will manufacture and sell the customizable digital video player through APS. The agreement includes provisions for NRE fees to be paid by APS to us for design services plus licensing fees and royalties. To date, we have received $100,000 in payments under this agreement with respect to NRE fees only, of which $100,000 has been deferred at September 30, 2003. In addition, we received a deposit of $190,000 for product to be delivered which was deferred at September 30, 2003.

In September 2003, Alaska Airlines and APS announced the launch of the IFE system outlined above under the digEplayer name. Small quantities of players were available to passengers in October. The release included confirmation that 20th Century Fox is providing content for the units. Each unit features DivX encoded video content, music provided by DMX Music, airport and route information and the ability to showcase paid advertising.

In February 2003, we announced a development agreement with independent systems integrator Softeq Development Corporation ("Softeq"). Under the agreement, we are collaborating with Softeq to develop a new digital audio product using e.Digital's patented MicroOS(TM) technology and wireless communication technology. The agreement calls for us to provide finished, manufactured products to Softeq, who is to supply them to Hewlett-Packard for a specific customer of Hewlett-Packard's. To date, we have received $316,750 in payments under this agreement with respect to NRE fees only, of which $51,000 was deferred at March 31, 2003 and $93,903 at September 30, 2003.

We incurred operating losses in each of the last three fiscal years and for the quarter ended September 30, 2003 and these losses have been material. At September 30, 2003, we had a working capital deficit of approximately $1.8 million. Our current level of monthly cash operating costs is approximately $200,000. However, we may increase expenditure levels in future periods to support the launch of "e.Digital" branded products and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

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

We recognize product revenue upon shipment of a product to the customer, FOB destination or FOB shipping point depending on the specific contract term, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. With most of our consumer electronics retailers, we do not meet the criteria for revenue recognition upon shipment and therefore only recognize the revenue as the product is sold through our customer to the ultimate end-user.

NRE contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element. Certain NRE costs are capitalized and are expensed in accordance with the matching principles when the related revenue is recognized.

In prior years, research and development contract revenue on long-term projects is recognized on the percentage of completion method if reasonable estimate of the costs and revenues can be determined for each of the milestones; otherwise, the revenues are recognized when the product or services have been delivered. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned. If the costs we incur on a contract are expected to exceed the anticipated revenue we will record the loss in the period in which the facts that give rise to the revision becomes known.

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

Results of Operations

Six months ended September 30, 2003 compared to six months ended September 30, 2002

For the first six months ended September 30, 2003, we reported total revenues of $2,251,906, a 168% increase from total revenues of $841,797 for the first six months of fiscal 2002. Product revenues for six months ending September 30, 2003 were $2,047,042, a 208% increase from product revenues of $665,471 for the six months ending September 30, 2002. Product revenue for the six months ending September 30, 2003 consisted of OEM products while product revenues for the six months ending September 30, 2002 consisted almost entirely of sale of portable digital audio players launched the third quarter of fiscal 2002.

Service revenues for the first six months of fiscal 2003 were $204,864 compared to $176,326 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At September 30, 2003 we had $696,543 of deferred revenue from development contracts which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to OEM customers in order to speed adoption of our technology and enhance our future revenues.

For the six months ended September 30, 2003, we reported a gross profit of $206,360 compared to a gross loss of $1,332,373 for the first six months of fiscal 2002. Cost of sales for the six months ended September 30, 2003 consisted of $1,863,701 of product costs and $181,845 of service costs, consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue increased from (140.5%) to 10%, due primarily to the fulfillment of the Softeq contract and positive margins from the sale of Odyssey(TM) 1000 products and components. At the present time, warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the six months ended September 30, 2003 were $1,441,332, as compared to $2,847,756 for the six months ended September 30, 2002. Selling and administrative costs aggregated $764,527 for the first six months of fiscal 2004 compared to $2,044,261 in the prior period. The $1,279,734 decrease in selling and administrative costs resulted primarily from the following: decrease in personnel and benefit costs of $670,204, a decrease of $318,659 in professional fees, a decrease in customer service costs of $81,000, a $71,094 decrease in shareholder relations expense, a $24,930 decrease in deprecation and amortization expense and a decrease in advertising and promotional items of $76,914. We anticipate quarterly selling and administrative expenses to be constant as we are focused more on OEM opportunities and de-emphasize selling and marketing our branded products.

Research and related expenditures for the six months ended September 30, 2003 were $676,805, as compared to $803,495, for the six months ended September 30, 2002. The $126,690 decrease in research and development costs resulted primarily from the decrease in personnel and benefit costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,234,973 for the six months ended September 30, 2003 as compared to an operating loss of $4,180,129 for the six months ended September 30, 2002. The decrease in operating loss consisted of the gross profit for the six month period and the decrease of $1,406,424 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first six months of the current fiscal year of $1,335,125 as compared to a loss of $4,615,860 for the prior year's first six months. For the six months ended September 30, 2003, we incurred interest expense of $63,438 as compared to $504,346 for the comparable period in the prior year.

The loss available to common stockholders for the six months ended September 30, 2003 and 2002 is $1,458,125 and $4,615,860, respectively. Included in the loss available to common stockholders for the six months ending September 30, 2003 and 2002 is accrued dividends of $123,000 and $nil, respectively on the Series D stock.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

For the three months ended September 30, 2003 , we reported total revenues of $1,097,914 a 278% increase from total revenues of $290,290 for the comparable three month period of fiscal 2003. Product revenues for the quarter ending September 30, 2003 were $1,036,071, a 473% increase from product revenues of $180,969 for the quarter ending September 30, 2002. The $855,102 increase in product revenues resulted primarily from the recognition of approximately $614,000 of product revenues from deliveries on the Softeq contract, as well increased sales of components and recognition of revenues from sales of Odyssey(TM) 1000 products.

Service revenues for the three months ended September 30, 2003 were $61,844 compared to $109,321 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At September 30, 2003 we had $413,091 of deferred revenue from development contracts that will be recognized based on the terms and conditions of each agreement.

For the three months ended September 30, 2003, we reported a gross profit of $135,501 compared to a gross loss of $897,938 for the three months of fiscal 2003. Cost of sales for the three months ended September 30, 2003 consisted of $893,729 of product costs and $68,684 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue improved from negative 309% to a positive 12.3% due primarily to the fulfillment of the Softeq contract and positive margins from the sale of Odyssey(TM) 1000 products and components. In addition, in the quarter ended September 30, 2002, we incurred the write-down of inventory by $355,508 related to slow moving and obsolete products and certain APL Direct Logistics' costs. At the present time, warranty costs are not significant. We generally sell our branded products with a six-month manufacturing warranty.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended September 30, 2003, were $861,241, as compared to $1,476,338 for the three months ended September 30, 2002. Selling and administrative costs aggregated $385,101 for the three months of fiscal 2003 compared to $1,056,998 in the prior period. The $671,897 decrease in selling and administrative costs resulted primarily from the following: a decrease in personnel and benefit costs of $374,472, a decrease of $196,873 in professional fees, a decrease of $40,500 from the elimination of outsourced customer service at APL and a decrease of $54,770 for shareholder relations costs.

Research and related expenditures for the three months ended September 30, 2003 were $476,140, as compared to $419,340 for the three months ended September 30, 2002. The current period costs consisted primarily of personnel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $725,740 for the three months ended September 30, 2003, as compared to an operating loss of $2,374,276 for the three months ended September 30, 2002. The decrease in operating loss resulted primarily from the gross profit for the three months ended September 30, 2003 as compared to a gross loss for the three months ended September 30, 2002, as well as a decrease of $615,097 in operating expenses. We believe, but we can not guarantee, that our strategy of investing in OEM developments with supply or royalty provisions and selectively branding and marketing our own branded e.Digital portable audio players will continue to provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported reduced interest expense of $28,272 for the three months ended September 30, 2003 versus $299,867 and the comparable period of 2002 due to lower average debt outstanding.

We reported a loss on disposal of assets of $36,713 for the three months ended September 30, 2003 due to the shutdown of our wedig.com music site. We reported other income of $67,014 for the three months ended September 30, 2002, due primarily to a $67,814 settlement with one of our manufacturers.

We reported a loss for the three months of the current fiscal year of $754,013 as compared to a loss of $2,673,578 for the prior year's three months.

The loss attributable to common stockholders for the three months ended September 30, 2003 and 2002 was $815,513 and $2,673,578, respectively. Included in the loss available to common stockholders for the period ending September 30, 2003 were accrued dividends of $61,500 on the Series D stock issued in December 2002.

Liquidity and Capital Resources

At September 30, 2003, we had working capital deficit of $1,927,425 compared to a working capital deficit of $1,427,978 at March 31, 2003. We had $25,099 of working capital invested in inventory at September 30, 2003. Cash used in operating activities for the six month period ended September 30, 2003 was $708,339 resulting primarily from the $1,335,125 loss for the period, a decrease of $18,663 in prepaid expenses and other, a decrease of $45,467 in accounts receivable, a decrease of $39,965 in deferred contract charges, a decrease of $90,389 in other accounts payable and accrued liabilities, an increase of $2,695 in accounts payable offset by an increase of $384,840 in deferred revenue. During the six months ended September 30, 2003, the Company purchased $88,439 in property and equipment. For the six months ended September 30, 2003, cash provided by financing activities was $1,270,068 resulting primarily from $933,500 proceeds from issuance of shares, $200,000 proceeds from the issuance of the 24% Unsecured Promissory Notes, $69,300 proceeds from the 24% Unsecured Note and $50,000 proceeds from exercise of warrants, offset by payments of $104,757 on the 24% Unsecured Note. For the six months ended September 30, 2003, net cash and cash equivalents increased by $296,577.

At September 30, 2003, we had net accounts receivable of $136,069 as compared to $181,536 at March 31, 2003. This represented approximately 32 days of revenues. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

On June 10, 2003, we sold 5,109,073 shares of Common Stock for gross proceeds of $982,763 and utilized $74,137 to redeem all principal and accrued interest on the 24% Unsecured Note to a director, $3,067 for interest on the 24% Unsecured Promissory Notes with the balance of $905,559 retained for working capital purposes.

At September 30, 2003, we had cash and cash equivalents of $380,483. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing OEM arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $800,000 of additional funds for the next twelve months of operations plus amounts required to make payments on the 15% Unsecured Note in the approximate amount of $600,000. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from branded and OEM product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have a forebearance agreement on the $750,000 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly we may need to seek equity or debt financing in the next twelve months for working capital if product margins are insufficient and we may need to seek equity or debt financing for payments of the 15% Unsecured Note (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

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

In September 2000, we entered into a three-year sublease agreement which subsequently expired on July 31, 2003. We continue to occupy approximately 7,750 square feet with aggregate monthly lease payments of $9,291 inclusive of utilities and costs. We are currently leasing on a month-to-month basis while we negotiate a new lease.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $380,483 and our debt of $834,375, consisting of accrued interest, the 15% Unsecured Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At September 30, 2003, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

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

The Certifying Officers also have indicated that there were no significant changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                        e.DIGITAL CORPORATION


Date: November 13, 2003                 By: /s/ RENEE WARDEN
                                           -------------------------------------
                                           Renee Warden, Chief Accounting
                                           Officer (Principal Accounting and
                                           Financial Officer and duly authorized
                                           to sign on behalf of the Registrant)