Form 10-Q
period 2003-12-31
E DIGITAL CORP
filed 2004-02-13
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

Commission File Number 0-20734

e.Digital Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0865123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

13114 Evening Creek Drive South, San Diego, California	92128
(Address of principal executive offices)	(Zip Code)

(858) 679-1504

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, par value $0.001	159,626,375
(Class)	(Outstanding at February 6, 2004)

e.DIGITAL CORPORATION

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2003	March 31, 2003
	$	$
ASSETS
Current
Cash and cash equivalents	1,081,568	83,906
Accounts receivable, trade, less allowance of $114,824 and $138,236 for doubtful accounts, respectively	30,738	181,536
Inventory net of allowance for obsolete inventory of $6,435 and $6,435 respectively	42,965	138,795
Deposits and prepaid expenses	46,376	92,574
Deferred contract charges	276,286	218,192

Total current assets	1,477,933	715,003

Property and equipment, net of accumulated depreciation of $582,417 and $445,205, respectively	193,025	141,397
Intangible assets, net of accumulated amortization of $39,409 and $93,610, respectively	—	38,949

Total assets	1,670,958	895,349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable, trade	394,270	736,682
Other accounts payable and accrued liabilities	114,850	128,083
Accrued lease liability	515,000	515,002
Accrued employee benefits	147,292	203,027
Dividends	197,969	61,500
Deferred revenue	485,061	311,703
Unsecured promissory notes, short term	522,452	186,984

Total current liabilities	2,376,894	2,142,981

Unsecured promissory notes	340,048	626,595

Total liabilities	2,716,942	2,769,576

Commitments and Contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated: 152,500 and 205,000 issued and outstanding, respectively. Liquidation preference of $1,711,050 and $2,050,000, respectively	1,525,000	2,050,000
Series E Convertible Redeemable Preferred stock 15,000 shares designated: 12,770 and nil issued and outstanding, respectively. Liquidation preference of $1,288,919 and $nil, respectively	1,262,250	—
Common stock, $0.001 par value, authorized 200,000,000, 158,885,348 and 147,604,343 shares outstanding, respectively	158,885	147,605
Additional paid-in capital	62,230,258	59,430,144
Contributed surplus	1,592,316	1,592,316
Dividends	(197,969)	(61,500)
Accumulated deficit	(67,616,724)	(65,032,792)

Total stockholders’ deficit	(1,045,984)	(1,874,227)

Total liabilities and stockholders’ deficit	1,670,958	895,349

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,		For the nine months ended December 31,
	2003	2002	2003	2002
	$	$	$	$
Revenues:
Products	628,277	559,762	2,675,319	1,438,810
Royalties and Services	89,633	83,658	294,497	259,984

	717,910	643,420	2,969,816	1,698,794

Cost of revenues:
Products	527,418	725,300	2,391,119	2,810,761
Services	60,750	23,964	242,595	122,411

	588,168	749,264	2,633,714	2,933,172

Gross profit (loss)	129,742	(105,844)	336,102	(1,234,378)

Operating expenses:
Selling and administrative	312,007	829,003	1,076,534	2,873,264
Research and related expenditures	288,289	310,822	965,094	1,114,317

Total operating expenses	600,296	1,139,825	2,041,628	3,987,581

Operating loss	(470,554)	(1,245,669)	(1,705,526)	(5,221,959)

Other income (expense):
Interest income	—	154	424	1,755
Interest expense	(28,281)	(208,721)	(92,143)	(713,067)
Loss on disposal of asset	—	—	(36,713)
Other income	(800)	14,476	(800)	81,490

Other income (expense)	(29,081)	(194,091)	(129,232)	(629,822)

Loss and comprehensive loss for the period	(499,635)	(1,439,760)	(1,834,758)	(5,851,781)
Imputed deemed dividends on Series E Preferred Stock	(693,615)		(693,615)
Accrued dividends on the Series D and E Preferred Stock	(13,469)	—	(136,469)	—

Loss attributable to common stockholders	(1,206,719)	(1,439,760)	(2,664,842)	(5,851,781)

Loss per common share—basic and diluted	(0.01)	(0.01)	(0.02)	(0.04)

Weighted average common shares outstanding	156,774,028	141,846,843	153,592,799	138,060,213

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended December 31,
	2003	2002
	$	$
OPERATING ACTIVITIES
Loss for the period	(1,834,758)	(5,851,781)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	96,298	153,569
Allowance for doubtful account	—	39,600
Accrued interest and accretion relating to secured promissory notes	84,375	625,852
Stock issued to vendor and consultant	—	748,431
Settlement of accounts payable	(162,828)
Deferred financing charges	—	31,500
Loss on disposal of asset	36,713	—
Changes in assets and liabilities:
Accounts receivable, trade	150,798	452,742
Inventory	95,830	679,304
Prepaid expenses and other	46,198	(50,237)
Deferred contract charges	(58,094)	(15,930)
Accounts payable, trade	2,177	(556,866)
Other accounts payable and accrued liabilities	(13,235)	(212,515)
Accrued employee benefits	(55,735)	(86,880)
Deferred revenue	173,358	146,516

Cash (used in) operating activities	(1,438,903)	(3,896,695)

INVESTING ACTIVITIES
Purchase of property and equipment	(145,690)	(90,583)
Decrease (increase) in certificate of deposit	—	58,696
Purchase of intangible assets	—	(15,020)
Release of restricted cash	—	145,073
Restriction of cash	—	(101,295)

Cash (used in) investing activities	(145,690)	(3,129)

FINANCING ACTIVITIES
Proceeds from issuance of Shares	933,500	3,271,851
Proceeds from 24% Unsecured Note	269,300	—
Proceeds from issuance of Unsecured Notes	—	1,800,000
Proceeds from issuance of Series E Preferred Stock	1,262,250	—
Payment on 24% Unsecured Note	(104,754)	—
Payment on Secured Promissory Note	—	(1,400,000)
Deferred financing charge	—	—
Proceeds from exercise of stock options	150,000	47,838
Proceeds from exercise of warrants	71,959	—

Cash provided by financing activities	2,582,255	3,719,689

Net increase (decrease) in cash and cash equivalents	997,662	(180,135)

Cash and cash equivalents, beginning of period	83,906	445,219

Cash and cash equivalents, end of period	1,081,568	265,084

Supplemental schedule of noncash investing and financing activities:
Deemed dividends on Beneficial Conversion Feature for Series E preferred stock	693,615	—
Deemed dividends on Series D and E preferred stock	136,469
Conversion of debt to equity	—	2,050,000
Conversion of Series D Preferred Stock	525,000	—
Conversion of dividends on Series D Preferred Stock to equity	55,559	—
Common stock issued for interest	—	254,246
Common stock issued for intangible asset	—	50,000
Common stock issued for debt repayment	200,000
Common stock issued to vendor	181,761	—

See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2003

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation, (the “Company”) is incorporated under the laws of Delaware. The Company offers to Original Equipment Manufacturers (“OEM”) and Original Design Manufacturers (“ODMs”) engineering services, as well as complete reference designs and technology platforms with a focus on digital video, music/voice, voice/video and player/recorders.

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary of the same name, based in San Diego, California. The unaudited interim consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and in the opinion of management reflect all adjustments, which consist of normal and recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows of the Company.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $67,616,724 at December 31, 2003. At December 31, 2003 the Company had a working capital deficiency of $898,961. Substantial portions of the losses are attributable to marketing costs of the Company’s new technologies and products and substantial expenditures on research and development of technologies. The Company’s operating plans may require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) delivering digital products produced under contracts for OEMs; (b) expanding sales and marketing to additional OEM/ODM customers and markets; (c) controlling overhead and expenses; and (d) raising additional capital and/or financing. There can be no assurance the Company can successfully accomplish these steps and it is uncertain if the Company will ever achieve a profitable level of operations in the future without additional financing.

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

2. LOSS PER SHARE

The Company’s losses for the periods presented cause the inclusion of potential common stock (“Common Stock”) instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options, warrants and convertible preferred stock exercisable into 18,125,636 shares of Common Stock were outstanding as at December 31, 2003. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders was increased during the nine months ended December 31, 2003 and 2002 by accrued dividends of $136,469 and $nil, respectively. For the nine months ending December 31, 2003, the loss available to common stockholders increased by $693,615 for imputed deemed dividends for the issuance Series E Preferred Stock. The Series D Preferred Stock provided for an accretion in the conversion value of 12% per annum. The Series E Preferred Stock provides for an accretion in the conversion value of 8% per annum. The accrued accretion increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

E.DIGITAL CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

December 31, 2003

	For the three months ended December 31,		For the nine months ended December 31,
	2003	2002	2003	2002
Loss and comprehensive loss	$(499,635)	$(1,439,760)	$(1,834,758)	$(5,851,781)
Series E Preferred Stock imputed deemed dividends based on discount	(693,615)	—	(693,615)	—
Dividends on Series D and E Preferred Stock	(13,469)	—	(136,469)	—

Net loss available to common stockholders	$(1,206,719)	$(1,439,760)	$(2,664,842)	$(5,851,781)

3. UNSECURED PROMISSORY NOTES

	December 31, 2003	March 31, 2003
15% Unsecured Promissory Note	$750,000	$750,000
24% Unsecured Promissory Note	—	35,454
Accrued interest on notes	112,500	28,125
Less current portion	(522,452)	(186,984)

Long term	$340,048	$626,595

15% Unsecured Notes

On December 11, 2002, the Company issued a 15% Unsecured Promissory Note (“15% Unsecured Note”) for gross cash proceeds of $750,000. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004. The Company entered into a forbearance agreement with the lender through and including December 31, 2002. On December 30, 2002, the Company issued 133,223 shares of Common Stock in consideration for all unpaid interest. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004. As of December 31, 2003, accrued interest totaled $112,500 [March 31, 2003—$28,125]. The Company has entered into an additional forbearance agreement with the lender deferring any payments through and including December 31, 2004.

24% Unsecured Note

In March 2003, the Company issued to a director to finance inventory purchases a 24% Unsecured Promissory Note (“24% Unsecured Note”) for gross cash proceeds of $42,000 and in April 2003 increased the note by $37,800. For the nine months ended December 31, 2003, the Company recorded $2,782 in interest expense. On July 3, 2003, the note principal and interest in the amount of $74,532 was paid.

4. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine month period ended December 31, 2003:

	Shares	Amount	Additional paid-in capital	Dividends	Contributed surplus	Accumulated deficit
	#	$	$	$	$	$
Balance, March 31, 2003	147,604,343	$147,605	$59,430,144	(61,500)	$1,592,316	$(65,032,792)
Shares issued for cash	4,913,160	4,913	928,587	—	—	—
Shares issued upon exercise of stock options	1,004,838	1,005	148,995	—	—	—
Shares issued upon exercise of warrant	808,788	809	71,150	—	—	—
Shares issued to vendors	445,913	446	181,317	—	—	—
Shares issued for debt repayment	1,052,632	1,053	198,947	—	—	—

E.DIGITAL CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

December 31, 2003

	Shares	Amount	Additional paid-in capital	Dividends	Contributed surplus	Accumulated deficit
	#	$	$	$	$	$
Shares issued on conversion of Series D Preferred Stock	3,055,674	3,056	577,503	55,578	—	(55,559)
Series E Preferred Stock imputed deemed dividends based on discount at issuance	—	—	693,615	—	—	(693,615)
Dividends on Series D Preferred Stock	—	—	—	(180,128)	—	—
Dividends on Series E Preferred Stock	—	—	—	(11,919)	—	—
Loss for the period	—	—	—	—	—	(1,834,758)

Balance, December 31, 2003	158,885,348	158,885	$62,230,258	$(197,969)	$1,592,316	$(67,616,724)

On June 10, 2003, the Company issued 1,052,632 shares of Common Stock in consideration for all principal balance and paid interest on $200,000 of 24% Unsecured Promissory Note (“24% Unsecured Promissory Note”) issued in May 2003.

5. WARRANTS AND OPTIONS

At December 31, 2003 warrants were outstanding and exercisable into the following shares of Common Stock:

Description	Number of Common Shares	Exercise Price	Expiration Date
		$
Warrant	1,712,333	0.60	May 18, 2004
Warrant	46,189	0.19	October 5, 2005
Warrant	856,166	1.00	November 18, 2005
Warrant	550,000	0.19	September 30,2006

Total	3,164,688

The following table summarizes stock option activity for the period:

	Number of Options	Weighted Average Exercise Price
Outstanding at March 31, 2003	3,943,250	$1.0846
Granted	3,362,000	$0.1548
Exercised	(1,004,838)	$0.1214
Forfeited	(2,158,747)	$0.4385

Outstanding at December 31, 2003	4,141,665	$0.7904

Exercisable at December 31, 2003	3,091,158	$0.9899

Options outstanding are exercisable at prices ranging from $0.155 to $5.46 and expire over the period from 2004 to 2008 with an average life of 3.42 years. Subsequent to December 31, 2003, 15,000 options were exercised for cash proceeds of $2,325.

6. PREFERRED STOCK

Series D

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the “Series D Stock”) with a stated value of $10 per share. The Series D Stock was issued pursuant to a conversion agreement with all of the noteholders of the Company’s $1,000,000 12% Secured Promissory Notes and $1,050,000 of 24% Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company’s election. The conversion price for each share of Series D stock was $0.20 subject to certain adjustments. The conversion price was reduced to $0.19 pursuant to anti-dilution protection triggered by the sale of

E.DIGITAL CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

December 31, 2003

Common Stock in January 2003. At December 31, 2003 accrued dividends totaled $186,050 [March 31, 2003—$61,500]. At December 31, 2003 the Series D Stock would have been convertible into 9,005,526 shares of Common Stock.

Subsequent to December 31, 2003, 7,500 shares of Series D Stock was converted into 444,447 common shares.

Series E

On November 19, 2003, the Company issued 12,770 shares of 8% Series E Convertible Redeemable Preferred Stock (the “Series E Stock”) with a stated value of $100 per share. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of common stock (“Common Stock”) at the election of the company. The stated dollar amount of Series E Stock, is convertible into fully paid and nonassessable shares of Common Stock at a conversion price $0.45 per share which is fixed for the first 90 days following the original issue date, and commencing 90 days following the original issue date, the conversion price shall equal the lower of (i) $0.45 and (ii) 85% of the average of the volume weighted average price per share during the ten consecutive trading days immediately preceding the conversion date. The Series E Stock shall be subject to automatic conversion on November 19, 2005 subject to certain conditions. At December 31, 2003 accrued dividends totaled $11,919. At December 31, 2003 the Series E stock would have been convertible into 2,864,264 common shares.

The Series E Stock is redeemable in certain instances at the Company’s option eighteen month upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share.

The Company also issued to the purchasers of the Series E Stock, Series A Warrants to purchase 1,702,667 shares of Common Stock at $0.60 per share exercisable until May 18, 2004 and Series B Warrants to purchase 851,333 shares of Common Stock at $1.00 per share exercisable until November 18, 2005.

The Company utilized the Black Scholes Method in valuing the Series A and B Warrants, and calculated the relative fair value of the Series E Stock and Series A and B Warrants. The effective conversion prices of the Series E Stock was then determined by the Company based on the relative fair value of the stock. Utilizing the calculated intrinsic value of the Series E Stock, the Company calculated a beneficial conversion charge in the amount of $693,615, which has been recorded in the loss attributed to common shareholders in the accompanying financial statements.

The Company also incurred a finder’s fee for $7,250 in cash and, in connection therewith, issued to such finder 9,666 Series A and 4,833 Series B Warrants. The value assigned to the warrants issued as a finder’s fee was $2,755.

Subsequent to December 31, 2003, 1,250 shares of the Series E Preferred Stock were converted into 281,580 common shares.

7. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first in, first out basis.

	December 31, 2003	March 31, 2003
	$	$
Finished goods	3,871	134,146
Raw materials	39,094	4,649

	42,965	138,795

At March 31, 2003, the provision for inventory obsolescence was $6,435. During the nine months ended December 31, 2003 no changes occurred in the provision, and accordingly the provision of inventory obsolescence at December 31, 2003 amounted to $6,435.

8. COMMITMENTS AND CONTINGENCIES

The Company entered into a three-year fulfillment, storage and freight management agreement with APL Direct Logistics ending on September 30, 2004. As part of this agreement, the Company provided APL Direct Logistics with a letter of

E.DIGITAL CORPORATION AND SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

December 31, 2003

credit amounting to $144,724 and prepaid $90,000 to APL Direct Logistics for inbound and outbound freight management services to be drawn down upon submission of invoices from APL. In September 2002, the Company terminated the agreement. In the quarter ending December 31, 2002, APL drew down on $129,925 of the letter of credit, sold $51,992 of inventory and held $21,668 of prepaid freight to apply to reduce outstanding obligations. The Company believes the total amount due to APL at December 31, 2003 was $75,452 which is included as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

The Company relies on Maycom Co., Ltd. for the manufacture of its wireless product developed for Softeq and for the manufacture and assembly of the Eclipse-branded audio product. The Company also relies on DigitalWay Co., Ltd. for the manufacture of its in-flight entertainment (“IFE”) product. The Company depends on its contract manufacturers to (i) allocate sufficient capacity to its manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company’s business, financial condition and operating results may be materially and adversely affected. Any failure in performance by any of these manufacturers for any reason could have a material adverse affect on the Company’s business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company’s ability to deliver products on a timely and competitive basis in the future.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for leased machinery delivered to the Company and was recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately six years old. The Company has had no contact with the vendor and the amount may not require payment. Accordingly, the accrued lease liability reflects management’s best estimate of the amount that may be due. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In September 2000, the Company entered into a three-year sublease agreement which subsequently expired on July 31, 2003. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31, 2006.

9. CREDIT RISK

Amounts owing from three major customers comprise 34%, 29% and 21.7% of accounts receivable at December 31, 2003. Amounts owing from two major customers comprise approximately 50% and 26%, respectively of accounts receivable at March 31, 2003.

10. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three major customers comprise 76.5% of revenue for the nine months ended December 31, 2003. Sales to two major customers comprise 32% of revenue for nine months ended December 31, 2002.

11. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current period’s presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY’S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, “BUSINESS RISKS.” SEE ALSO THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2003.

General

We offer our engineering services and technologies to OEMs (original equipment manufacturers) and ODMs (original design manufactures) with a focus on developing digital video, music, and voice players/recorders with potential wireless capabilities using the latest in digital storage media (a device used to store data) and technology. OEMs/ODMs are business customers that license or purchase our products or our technology to embed in their own products. We offer complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers’ preferred look and feel or branded and sold as they are, according to the customer’s wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) for private labeling by OEMs/ODMs. We may sometimes integrate our OEMs/ODMs unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs/ODMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

We have relationships with manufacturers with facilities in the United States, China and Korea. We have expertise in developing, performing and overseeing manufacturing processes. We apply our technology and expertise in providing manufacturing supervision, documentation, and quality control services to products for our OEM/ODM customers.

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

In March 2002, we announced that we had entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten (“Eclipse”), a car stereo company. Under the agreement, e.Digital receives non-recurring engineering (“NRE”) fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. Specifically, the agreement states that e.Digital will provide Eclipse with engineering services to integrate file management and compressed audio management technology designed by e.Digital into an advanced automotive audio system. Prior to entering into the Development and Manufacturing Agreement, we had collaborated with Eclipse for several months to develop and deliver state-of-the-art automotive OEM/ODM and aftermarket infotainment systems integrating the latest digital audio, voice recognition, data storage, video, and wireless Internet technologies for sale under the Eclipse brand name. Eclipse refers to their automotive audio system as an “infotainment” platform because it includes not only a radio and CD Player, but also may (i) connect wirelessly to the Internet to download music or other data, (ii) store, organize, retrieve, and play back data, including digital audio files, from a hard disk drive, (iii) connect wirelessly to a user’s home personal computer while parked in the driveway for purposes of downloading and/or uploading music or other information, (iv) record radio signals to a built-in hard disk drive as they are received and (v) recognize the driver’s voice commands to perform a variety of operations. The first system was unveiled at the 2002 International Consumer Electronics Show in Las Vegas. To date, we have received $45,000 under this agreement with respect to NRE fees only, of which $45,000 has been deferred as of December 31, 2003.

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

In May 2002, we signed a strategic development agreement with DigitalWay Co., Ltd., (“DigitalWay”) of Korea. Under the agreement, we co-develop and market advanced digital audio players for the consumer market. The products can be branded by DigitalWay and marketed in Asia and Europe. In January 2003, we launched the e.Digital Odyssey™ 1000, a portable hard disk drive-based digital audio player jointly designed by e.Digital and DigitalWay, and manufactured by DigitalWay. The Odyssey™ 1000 is based on our MicroOS™ technology, and has an embedded 2.5 inch, 20 GB capacity hard drive capable of storing and playing back up to 5,000 tracks. It has a USB (Universal Serial Bus) 2.0 connection capable of downloading and writing up to 8 MegaBytes (MB) per second. The Odyssey™ 1000 incorporates an FM radio and digital voice recorder and a large, backlit display. It also acts as a portable hard drive and can store and transport any type of data file including images, spreadsheets, or other electronic documents. VoiceNavTM is included to make it easier to navigate through a large music collection and play a selected track. While DigitalWay maintains the right to market the Odyssey 1000 platform under the DigitalWay brand, e.Digital no longer brands the device for marketing and distribution in the United States and Canada.

In October 2002, we announced a development agreement with Aircraft Protective Systems, Inc. (“APS”) to develop a portable, hard disk drive-based In-Flight Entertainment, or IFE, system under contract for a leading U.S. airline. The agreement specifies that we will manufacture and sell the customizable digital video player through APS. The agreement includes provisions for NRE fees to be paid by APS to us for design services plus licensing fees and royalties. To date, we have received $305,000 in payments under this agreement with respect to NRE fees only, of which $192,918 has been deferred at December 31, 2003.

In February 2003, we announced a development agreement with independent systems integrator Softeq Development Corporation (“Softeq”). Under the agreement, we are collaborating with Softeq to develop a new digital audio product using e.Digital’s patented MicroOS™ technology and wireless communication technology. The agreement calls for us to provide finished, manufactured products to Softeq, who is to supply them to Hewlett-Packard for a specific customer of Hewlett-Packard’s. To date, we have received $316,750 in payments under this agreement with respect to NRE fees only, of which $51,000 was deferred at March 31, 2003 and $85,365 at December 31, 2003.

In September 2003, the Company entered into a royalty bearing licensing agreement with a multi-billion dollar Asian OEM for the manufacture of the Company’s Odyssey 1000™ platform for OEM branding. The Asian OEM will manufacture a 1.8” version of the Odyssey 1000™ for specific OEM branding and e.Digital is supporting the technology, software, firmware and upgrades to the Odyssey 1000™ platform. Products manufactured under this agreement were released to consumers in our third fiscal quarter.

In September 2003, Alaska Airlines and APS announced the launch of the IFE system outlined above under the digEplayer name. Small quantities of players were available to passengers in October. The release included confirmation that 20th Century Fox is providing content for the units. Each unit features DivX encoded video content, music provided by DMX Music, airport and route information and the ability to showcase paid advertising. Since the initial release of the product 950 units have been shipped.

We incurred operating losses in each of the last three fiscal years and for the nine months ended December 31, 2003 and these losses have been material. At December 31, 2003, we had a working capital deficit of approximately $898,961. Our current level of monthly cash operating costs is approximately $200,000. However, we may increase expenditure levels in future periods to expand our OEM/ODM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Our unaudited interim consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) delivering digital products produced under contract for OEMs; (b) expanding sales and marketing to additional OEM/ODM customers and markets; (c) controlling overhead and expenses; and (d) raising additional capital and/or financing, if required. There can be no assurance we can successfully accomplish these steps and it is uncertain we will achieve a profitable level of operations in the future or without additional financing.

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

Results of Operations

Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

For the first nine months ended December 31, 2003, we reported total revenues of $2,969,816, a 75% increase from total revenues of $1,698,794 for the first nine months of fiscal 2003. Product revenues for nine months ending

December 31, 2003 were $2,675,319, an 86% increase from product revenues of $1,438,810 for the nine months ending December 31, 2002. Product revenue for the nine months ending December 31, 2003 consisted of OEM branded products while product revenues for the nine months ending December 31, 2002 consisted almost entirely of sales from our branded portable digital audio players launched the third quarter of fiscal 2003.

Service revenues for the first nine months of fiscal 2003 were $294,497 compared to $259,984 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At December 31, 2003 we had $485,061 of deferred revenue from development contracts that will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to OEM/ODM customers in order to speed adoption of our technology and enhance our future revenues.

For the nine months ended December 31, 2003, we reported a gross profit of $336,102 compared to a gross loss of $1,234,378 for the first nine months of fiscal 2003. Cost of sales for the nine months ended December 31, 2003 consisted of $2,391,119 of product costs and $242,595 of service costs, consisting mostly of research and development labor being funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue increased from (73%) to 12%, due primarily to the fulfillment of the Softeq and APS contracts and positive margins from the sale of OdysseyTM 1000 products and components. At the present time, warranty costs are not significant.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the nine months ended December 31, 2003 were $2,041,628, as compared to $3,987,581 for the nine months ended December 31, 2002. Selling and administrative costs aggregated $1,076,534 for the first nine months of fiscal 2004 compared to $2,873,264 in the prior period. The $1,796,730 decrease in selling and administrative costs resulted primarily from the following: a $982,633 decrease resulting from a reduction of eight staff members, a decrease of $287,909 in professional fees, a decrease in customer service costs of $92,557, a $52,349 decrease in shareholder relations expense, a $63,677 decrease in deprecation and amortization expense, a $162,828 in forgiveness of accounts payable debt and a decrease in advertising and promotional items of $115,426. We anticipate quarterly selling and administrative expenses to be maintained at current levels as we are primarily focused on OEM and ODM opportunities rather than on our branded products.

Research and related expenditures for the nine months ended December 31, 2003 were $965,094, as compared to $1,114,317, for the nine months ended December 31, 2002. The $149,223 decrease in research and development costs resulted primarily from the decrease in personnel and benefit costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,705,526 for the nine months ended December 31, 2003 as compared to an operating loss of $5,221,959 for the nine months ended December 31, 2002. The decrease in operating loss consisted of the gross profit for the nine month period and the decrease of $1,945,953 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM/ODM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first nine months of the current fiscal year of $1,834,758 as compared to a loss of $5,851,781 for the prior year’s first nine months. For the nine months ended December 31, 2003, we incurred interest expense of $92,143 as compared to $713,067 for the comparable period in the prior year.

The loss available to common stockholders for the nine months ended December 31, 2003 and 2002 is $2,664,842 and $5,851,781, respectively. Included in the loss available to common stockholders for the nine months ending December 31, 2003 and 2002 is accrued dividends of $136,469 and $nil, respectively on the Series D and E Stock and $693,615 for imputed deemed dividends on the issuance of the Series E Preferred Stock.

Three months ended December 31, 2003 compared to three months ended December 31, 2002

For the three months ended December 31, 2003, we reported total revenues of $717,910, a 12% increase from total revenues of $643,420 for the comparable three month period of fiscal 2003. Product revenues for the quarter ending December 31, 2003 were $628,277, a 13% increase from product revenues of $559,762 for the quarter ending December 31, 2002. The $68,515 increase in product revenues resulted primarily from the $478,498 recognized for product revenues from deliveries on the APS contract offset by the decreased sales of our branded product as we emphasize our business opportunities on OEM/ODM customers.

Service revenues for the three months ended December 31, 2003 were $89,633 compared to $83,658 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At December 31, 2003 we had $485,061 of deferred revenue from development contracts that will be recognized based on the terms and conditions of each agreement.

For the three months ended December 31, 2003, we reported a gross profit of $129,742 compared to a gross loss of $105,844 for the three months of fiscal 2003. Cost of sales for the three months ended December 31, 2003 consisted of $527,418 of product costs and $60,750 of service costs, consisting mostly of research and development labor funded in part by OEM/ODM development agreements. Gross profit as a percentage of revenue improved from negative 17% to a positive 18% due primarily to the fulfillment of the APS contract and positive margins from the sale of OdysseyTM 1000 products and components. In addition, in the quarter ended December 31, 2002, we incurred the write-down of inventory by $355,508 related to slow moving and obsolete products and certain APL Direct Logistics’ costs.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended December 31, 2003, were $600,296, as compared to $1,139,825 for the three months ended December 31, 2002. Selling and administrative costs aggregated $312,007 for the three months of fiscal 2003 compared to $829,003 in the prior period. The $516,996 decrease in selling and administrative costs resulted primarily from the following: a decrease in personnel and benefit costs of $298,146, a decrease of $29,886 in advertising and marketing, a decrease of $38,747 from depreciation and amortization and a decrease of $148,325 for the forgiveness of accounts payable debt to two vendors.

Research and related expenditures for the three months ended December 31, 2003 were $288,289, as compared to $310,822 for the three months ended December 31, 2002. The current period costs consisted primarily of personnel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM/ODM contracts and the availability of financial resources.

We reported an operating loss of $470,554 for the three months ended December 31, 2003, as compared to an operating loss of $1,245,669 for the three months ended December 31, 2002. The decrease in operating loss resulted primarily from the gross profit for the three months ended December 31, 2003 as compared to a gross loss for the three months ended December 31, 2002, as well as a decrease of $539,529 in operating expenses. We believe, but we can not guarantee, that our strategy of investing in OEM/ODM developments with supply or royalty provisions will continue to provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported reduced interest expense of $28,281 for the three months ended December 31, 2003 versus $208,721 and the comparable period of 2002 due to lower average debt outstanding.

We reported other income of $14,476 for the three months ended December 31, 2002, due primarily to a settlement with one of our manufacturers.

We reported a loss for the three months of the current fiscal year of $499,635 as compared to a loss of $1,439,760 for the prior year’s three months.

The loss attributable to common stockholders for the three months ended December 31, 2003 and 2002 was $1,206,719 and $1,439,760, respectively. Included in the loss available to common stockholders for the period ending December 31,

2003 were accrued dividends of $13,469 on the Series D and Series E Stock and $693,615 for imputed deemed dividends on the issuance of the Series E Stock.

Liquidity and Capital Resources

At December 31, 2003, we had working capital deficit of $376,509 compared to a working capital deficit of $1,427,978 at March 31, 2003. We had $42,965 of working capital invested in inventory at December 31, 2003. Cash used in operating activities for the six month period ended December 31, 2003 was $1,438,903 resulting primarily from the $1,834,758 loss for the period, a decrease of $46,198 in prepaid expenses and other, a decrease of $150,798 in accounts receivable, a decrease of $58,094 in deferred contract charges, a decrease of $13,235 in other accounts payable and accrued liabilities, offset by an increase of $2,177 in accounts payable and an increase of $173,358 in deferred revenue.

During the nine months ended December 31, 2003, the Company purchased $145,690 in property and equipment. For the nine months ended December 31, 2003, cash provided by financing activities was $2,582,255 resulting primarily from $933,500 proceeds from issuance of shares, $1,262,250 net proceeds from the issuance of Series E Stock, $200,000 proceeds from the issuance of the 24% Unsecured Promissory Notes, $69,300 proceeds from the 24% Unsecured Note and $71,959 proceeds from exercise of warrants, offset by payments of $104,757 on the 24% Unsecured Note. For the nine months ended December 31, 2003, net cash and cash equivalents increased by $997,662.

At December 31, 2003, we had net accounts receivable of $30,738 as compared to $181,536 at March 31, 2003. This represented approximately 29 days of revenues. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

On June 10, 2003, we sold 5,109,073 shares of Common Stock for gross proceeds of $982,763 and utilized $74,137 to redeem all principal and accrued interest on the 24% Unsecured Note to a director, $3,067 for interest on the 24% Unsecured Promissory Notes with the balance of $905,559 retained for working capital purposes.

At December 31, 2003, we had cash and cash equivalents of $1,081,568. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing OEM/ODM arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $500,000 of additional funds for the next twelve months of operations. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from OEM/ODM product sales, development fees and royalties but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have entered into a forbearance agreement with respect to the $750,000 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly, we may need to seek equity or debt financing in the next twelve months for working capital if product margins are insufficient and we may need to seek equity or debt financing for payments of the 15% Unsecured Note (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

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

In September 2000, we entered into a three-year sublease agreement which subsequently expired on July 31, 2003. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291, inclusive of utilities and costs expiring on July 31, 2006.

Business Risks

Cautionary Note on Forward Looking Statements

In addition to the other information in this Form 10-Q, the factors listed below should be considered in evaluating our business and prospects. This Form 10-Q contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

We Expect Our Operating Results To Fluctuate Significantly—Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	Unpredictable demand and pricing for our contract development services

•	Market acceptance of our OEM/ODM products by end users

•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any

•	Fluctuations in operating costs

•	Changes in research and development costs

•	Changes in general economic conditions

•	Changes in technology

•	Short product lifecycles

We May Experience Product Delays, Cost Overruns and Errors Which Could Adversely Affect our Operating Performance and Ability to Remain Competitive. We have experienced development delays and cost overruns associated with contract development services in the past. We may experience additional delays and cost overruns on current projects or future projects. Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, the results of our contract services and the products produced for OEM/ODM customers could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by our customers or others who have acquired our products, including OEM/ODM products.

We May Need to Obtain Additional Financing to Continue Operating our Business. We believe that with cash on hand and proceeds from existing development and production contracts and product sales, we have sufficient proceeds to meet cash requirements for the next 9 months. However, we may need to raise additional funds to:

•	Finance unanticipated working capital requirements

•	Pay for increased operating expenses or shortfalls in anticipated revenues

•	Fund increases in research and development costs

•	Develop new technology, products or services

•	Respond to competitive pressures

•	Support strategic and industry relationships

•	Fund the marketing of our products and services

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

Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction is cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our Company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal 2003, fiscal 2002 and prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our Company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. For the nine months ended December 31, 2003 three customers accounted for approximately 76.5% of our revenues. For the nine months ended December 31, 2002 two customers accounted for approximately 32% of our revenues. The failure to receive orders for and produce OEM/ODM products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

If We Are Unsuccessful in Achieving Market Acceptance of Our Products, It Could Harm Our Business. Sales and marketing strategy contemplates sales of developed products to the electronics and computer software market, by e.Digital or its OEM/ODM customers. The failure of our company or its OEM/ODM customers to penetrate their projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our products and those of our customers will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

We Have Limited Marketing Capabilities and Resources Which Makes It Difficult For Us To Create Awareness of and Demand for Our Products and Technology. We have limited marketing capabilities and resources and are primarily dependent upon in-house executives for the marketing of our OEM/ODM products, as well as our licensing business. Selling products and attracting new OEM/ODM customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology. We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

The Failure of the Digital Music Market to Create a Market for Consumer Devices Could Harm Our Business. We believe the market for portable consumer devices to play digital music will not develop significantly until consumers are able to download popular digital recordings from the Internet. We believe the availability of popular recordings will depend on the adoption of one or more formats to limit the unauthorized reproduction and distribution of music, called “pirated” copies. Piracy is a significant concern of record companies and artists. The failure of the record industry to adopt solutions may delay or have an adverse impact on the growth of this market. This failure could harm our business. We have designed our digital music prototype to include piracy protection and to be adaptable to different music industry and technology standards. Numerous standards in the marketplace, however, could cause confusion as to whether our designs and services are compatible. If a competitor were to establish products for OEM/ODM customers with a dominant industry standard unavailable to us, our business would be harmed.

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on three suppliers for manufacturing our product and for the manufacturing of our OEM/ODM products, Maycom Co., Ltd., Digitalway Co., Ltd. and an undisclosed Asian OEM/ODM. We depend on our contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on our business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Because Some of Our Management are Part-Time and Have Certain Conflicts of Interest, Our Business Could Be Harmed. Our Vice President, Robert Putnam, is also a Vice President, Investor Relations of American Technology Corporation. As a result of his involvement with American Technology Corporation, Mr. Putnam has in the past, and is expected in the future to devote a substantial portion of his time to other endeavors and only part-time services to e.Digital. Certain conflicts of interest now exist and will continue to exist between e.Digital and Mr. Putnam due to the fact that he has other employment or business interests to which he devotes some attention and he is expected to continue to do so. It is conceivable that the respective areas of interest of e.Digital and American Technology Corporation could overlap or conflict.

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

Risks Related to Trading in Our Common Stock

Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our common stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

•	Quarter-to-quarter variations in operating results
•	Announcements of technological innovations by us, our customers or competitors
•	New products or significant OEM/ODM design achievements by us or our competitors
•	General conditions in the markets for the our products or in the electronics industry
•	The price and availability of products and components
•	Changes in operating factors including delays of shipments, orders or cancellations
•	General financial market conditions
•	Market conditions for technology stocks
•	Litigation or changes in operating results or estimates by analysts or others
•	Or other events or factors

We do not endorse or accept any responsibility for the estimates or recommendations issued by stock research analysts or others from time to time or comments on any electronic chat boards. The public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock in the future.

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of Common Stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our Common Stock. To date, the price of our Common Stock has been extremely volatile with the sale price fluctuating from a low of $0.12 to a high of $0.60 in the last twelve months. In addition, our common stock is subject to Rules 15g-1 – 15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The Commission has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

Important Factors Related to Forward-Looking Statements and Associated Risks. This prospectus contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance. The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for the our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $1,081,568 and our debt of $862,500, consisting of principal and accrued interest, the 15% Unsecured Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At December 31, 2003, the market value of these investments, which were all classified as cash and cash equivalents and debt approximated cost.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Principal Accounting Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in routine litigation incidental to the conduct of our business. There are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	NONE

(b)	NONE

(c)	On November 19, 2003, the Company issued 12,770 shares of 8% Series E Convertible Redeemable Preferred Stock to fifteen accredited investors with a stated value of $100, for an aggregate amount of $1,262,250, net of offering costs. The conversion price of the Series E Stock is $0.45 per share which is fixed for the first 90 days following the original issue date, and commencing 90 days following the issue date, the conversion price shall equal the lower of (i) $0.45 and (ii) 85% of the average of the volume weighted average price per share during the ten consecutive trading days immediately preceding the conversion date. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof legend was placed on the Series E Stock and will be placed on the shares issuable upon conversion of the Series E Stock unless registered under the Act prior to issuance, or exempt from registration. Net proceeds from the sale of the Series E Stock will be utilized for general working capital.

(d)	On December 22, 2003, the Company issued 250,000 restricted Common Shares to one vendor as payment to certain accounts that are payable in the amount of $262,117. The fair market value for the shares issued is $132,500. The issuance of such securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof legend was placed on the Common Shares issued.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s fiscal 2004 Annual Meeting of Stockholders held on December 4, 2003, the following individuals, constituting all of the members of the Board of Directors were elected: Alex Diaz, Alfred H. Falk, Robert Putnam, Allen Cocumelli, and Victor Ramsauer.

The following proposals were approved at the Company’s Annual Meeting of Stockholders:

1. ELECTION OF DIRECTORS:

	Affirmative Votes	Votes Withheld
Alfred H. Falk	156,406,371	880,631
Robert Putnam	156,350,029	936,973
Allen Cocumelli	156,352,460	934,542
Victor G Ramsauer	156,459,901	827,101
Alex Diaz	156,560,182	726,820

2. PROPOSAL TO RATIFY THE APPOINTMENT OF SINGER, LEWAK, GREENBAUM & GOLDSTEIN, LLP, AS THE INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING MARCH 31, 2004.

Affirmative Votes	Negative Votes	Votes Withheld
156,639,846	301,024	346,132

Item 5. Other Information

NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer.

Exhibit 31.2 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Renee Warden, Principal Accounting Officer.

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer and Renee Warden, Principal Accounting Officer.

(b) Reports on Form 8-K

On November 21, 2003, the Company filed a Form 8-K reporting an Item 5 event relating to the issuance of the Series E Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.DIGITAL CORPORATION

Date: February 13, 2004	By:	/s/ RENEE WARDEN

Renee Warden, Chief Accounting Officer (Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)