Form 10-K
period 2004-03-31
E DIGITAL CORP
filed 2004-06-28
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X] State issuer's revenues for its most recent fiscal year $3,418,180.

The aggregate market value of the issuer's Common Stock held by non-affiliates of the registrant on June 7, 2004 was approximately $40,728,635 based on the average of the closing bid and ask price of $0.25 as reported on the NASD's OTC Electronic Bulletin Board system.

As of June 7, 2004 there were 162,914,541 shares of e.Digital Corporation Common Stock, par value $.001, outstanding, 145,000 shares of Series D Preferred Stock, stated value $10.00 per share, outstanding and 3,650 shares of Series E Preferred Stock, stated value $100.00 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

  ===========================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

ITEM 1.       Description of Business                                         3
ITEM 2.       Description of Property                                        12
ITEM 3.       Legal Proceedings                                              12
ITEM 4.       Submission of Matters to a Vote of Security Holders            12

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters       13
ITEM 6.       Selected Consolidated Financial Statements                     13
ITEM 7.       Management's Discussion and Analysis or Plan of Operation      15
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk     26
ITEM 8.       Financial Statements                                           26
ITEM 9.       Changes In and Disagreement With Accountants
               on Accounting and Financial Disclosure                        26
ITEM 9A.      Controls and Procedures                                        26
                                    PART III

ITEM 10.      Directors, Executive Officers, Promoters and Control Persons,
              Compliance With Section 16(a) of the Exchange Act              27
ITEM 11.      Executive Compensation                                         29
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management 33
ITEM 13.      Certain Relationships and Related Transactions                 35
ITEM 14.      Principal Accounting Fees and Services                         35

                                     PART IV

ITEM 15.      Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                                       36

              Signatures                                                     65

              Financial Statements and Financial Statement Schedules        F-1

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name. We offer our proprietary technology platforms and engineering services to leading electronics companies to create portable digital devices that can link to personal computers, the Internet and other electronic devices. We market our services and technologies to Original Equipment Manufacturers ("OEMs") and Original Design Manufacturers ("ODMs") with a focus on developing digital music, voice, and video players/recorders using the latest in digital storage media (a device used to store data) and technology. OEMs/ODMs are business customers that license or purchase our products or our technology to embed in their own products. We offer complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers' preferred look and feel or branded and sold as they are, according to the customer's wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) for private labeling by OEMs/ODMs. e.Digital's extensive design experience and research enables us to supplement our clients' design specifications with functional enhancements thereby improving the quality and usability of the end product. We may sometimes integrate our OEMs'/ODMs' unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs/ODMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

We have relationships with manufacturers with facilities in the United States, China and Korea. We have expertise in developing, performing and overseeing manufacturing processes. We apply our technology and expertise in providing manufacturing supervision, documentation, and quality control services to products for OEM/ODM customers.

Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product's functionality and user interface), and software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented MicroOS(TM) operating system. Our revenues may result from the sale of products, fees from engineering services, fees or royalties from technology licensing, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

COMPANY

We were incorporated in the Province of British Columbia, Canada as Norris Communications Corp. on February 11, 1988 and on November 22, 1994 changed our domicile to the Yukon Territory, Canada. On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware. On January 13, 1999, stockholders approved a name change to e.Digital Corporation. Our principal executive offices and primary operating facilities are located at 13114 Evening Creek Drive South, San Diego, California 92128 and our telephone number is (858) 679-1504. Our Internet site is located at WWW.EDIGITAL.COM. Information contained in our Internet site is not part of this annual report.

PROPRIETARY TECHNOLOGY AND PLATFORMS

MICROOS(TM)

The technology that serves as the foundation for our Personal Digital Video, Digital Audio and Wireless Technology Platforms is our proprietary MicroOS(TM) operating system. MicroOS began as a voice recorder technology, but because of its inherent flexibility, has been adapted to support audio and video storage and playback and wireless utilities. MicroOS is compact and dynamic, responding to a variety of user interfaces. MicroOS manages the volume and equalizer functions, the LCD drivers and interfaces, decodes a wide variety of audio and video files, interacts with a variety of digital rights management schemes and supports today's most popular media storage formats including hard disk drives, compact and embedded flash and others.

Because MicroOS offers so many options in a compact package, it is able to manage many functions within a single device, utilizing less power, space and operating capacity. We have enhanced and perfected MicroOS over the past several years and as a result we believe we are able to complete projects faster and better than our competitors. The life cycle of consumer electronics products is very short and continues to accelerate. We believe our MicroOS core shortens the development cycle enabling us to bring new products to market in reduced time. Additionally, MicroOS' inherent flexibility provides the same lead time benefits to subsequent generations of each MicroOS based product.

PERSONAL DIGITAL VIDEO PLATFORM

We have designed and developed a Personal Digital Video Platform based on our proprietary MicroOS core. Our Personal Digital Video Platform ("PDVP") incorporates DivX encoded material, proprietary security measures and several OEM/ODM customizable options. The size of the PDVP ranges from 2.5 to 7" screen sizes and is capable of achieving better than DVD quality video. The 7" version was released in 2003 for use on commercial airline flights and personal portable solutions are expected to reach consumers in calendar 2004.

Our first commercial release of a video-on-demand, personal video platform has had initial success through Airline Protective Systems ("APS") and its digEplayer(TM) branding and distribution to Alaska Airlines. The first units shipped and were in the hands of select Alaska Airlines passengers in October 2003. In May 2004, Alaska Airlines ordered additional units. The units are loaded with content by APS from partners such as 20th Century Fox and DMX. The large 7" screen delivers better than DVD quality video - a key competitive factor to others evaluating opportunities in the market.

APS continues to aggressively market the digEplayer and is in active negotiations with many of the worlds leading and emerging airlines and other companies within the travel and leisure industry.

While we anticipate continued commercial success of the digEplayer, we remain active in pursuit of other OEMs/ODMs seeking personal video platforms for their own branding purposes. We believe there are many opportunities for new and next generation applications of this device.

DIGITAL AUDIO PLATFORM

The Odyssey 1000 Digital Audio Player was launched in January 2003. The initial 2.5" version Odyssey 1000 served as a model to prospective OEM/ODM customers demonstrating the full range of features that can be integrated using MicroOS. With the introduction of the 1.8" version of the Odyssey platform for an OEM client (Gateway's DMP-X20) in November 2003, we discontinued retail sales of the our branded Odyssey 1000 as well as all other e.Digital branded devices in December 2003. The mission of the Odyssey 1000 was to serve as a model for the strength and flexibility of the MicroOS core. We believe this mission has been realized through the latest release of the OEM branded 1.8" version. We are working with and continue to seek new OEM/ODM customers for this platform to provide a comprehensive, customized digital music solution to brands not yet in the market or brands looking to enhance their existing products.

Digital Audio Platform product partnerships were announced at the 2004 International Consumer Electronics Show ("CES") in January 2004 in Las Vegas. Partnerships with Texas Instruments, Cornice and Musical were among those announced during the show. In February of 2004, we also announced an agreement to design and develop digital audio products for TGE Group.

WIRELESS TECHNOLOGY PLATFORM

Each of our platforms has a direct application for wireless technology. Wireless communications between devices and hosts will directly benefit consumers' abilities to manage and procure content.

In June and July 2003, we made the on-time delivery of the first product based on our Wireless Technology Platform; wireless MP3 (MPEG-1/MPEG-2 layer 3 (Motion Picture Experts Group)) headsets for a major OEM customer. Hewlett-Packard through OEM customer, Softeq commissioned the project for use by a multi-billion dollar end-user customer. The headset's mechanical, hardware, software and firmware designs were all developed by using our patented MicroOS Operating System. The headsets incorporate embedded flash memory containing prerecorded audio files that interact with strategically placed transmitters.

We are also integrating 802.11(Wi-Fi) technology into our Wireless Technology Platform. We also expect to support and integrate other, new wireless technologies into our Wireless Technology Platform, including WiMax, UWB and others.

Recent Developments

In March 2002, we entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten ("Eclipse"), a car stereo company. Under the agreement, e.Digital received NRE fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. In April 2004, we filed a demand for arbitration against Eclipse for numerous breaches of the contract signed by Eclipse. These breaches include cancellation of the initial non-cancelable order, breach of the implied covenant of good faith and fair dealing, and misappropriation of our intellectual property, confidential, proprietary and trade secret information. As of the time of this filing, this issue remains pending. There can be no certainty regarding the timing and outcome of the Eclipse arbitration.

In June 2004, APS placed an order for 1,500 units of the digEplayers 5500(TM).

In May 2004, APS placed an order for 1,000 units of the digEplayers 5500(TM).

In May 2004, Fusion Digital Technology Ltd. And e.Digital unveiled the world's first portable, personal video recorder for downloading audio and video content from Fusion's digital video recorder and set-top boxes.

In March 2004, two other airlines announced they had begun testing the digEplayer on their flights for possible adoption.

In February 2004, Alaska Airlines announced an expanded order of digEplayers in the amount of up to 6,000 units over a period of five years. In May 2004, Alaska Airlines through APS placed their first follow-on order in the amount of 620 units. Customer acceptance, demand, durability, ease of distribution and quality of picture and sound were cited as the criteria by which the system was selected.

Also in February 2004, we announced a royalty bearing license agreement with Tai Guen Enterprise Co. LTD (TGE Group), a multi-billion dollar OEM/ODM. Under the agreement, we are developing audio products based on our proprietary MicroOS enabled personal audio technology platform for international original equipment and design manufacturing, branding and distribution by TGE Group and its global customer base. The audio products being developed for TGE Group and their customers will include a variety of high capacity, cost effective 1"- disk drive storage solutions.

In January 2004, we were a guest in the Texas Instruments booth at the International Consumer Electronics Show in Las Vegas, Nevada. We made several announcements during the four day show. Below are the announcements and a summary of their impact on e.Digital:

         - "e.Digital Powers Cornice Based Digital Music Players Using Texas Instruments' ("TI") Digital Audio Processors" - We are developing digital music products utilizing TI's digital audio signal processors ("DSP") and featuring the Cornice Storage element. Our involvement with TI developing new sales and partnership leads with OEMs and ODMs via referrals by TI.

         - "Musical and e.Digital Expand Licensing Agreement to Incorporate Cornice Storage Element" - This expanded agreement incorporates the Cornice Storage Element with our digital audio platform for original equipment manufacturing and marketing through Musical. We have designed the hardware and firmware for the new devices which are based on MicroOS technology. The units are expected to be marketed and branded for distribution by Musical and their customers. Previously, we partnered with Musical to develop and distribute a 10 gigabyte hard disk drive based MP3 player/recorder with direct encoding into MP3 format for Circuit City.

         - "Eclipse Showcases In-Car Infotainment System Designed and Developed by e.Digital" - This announcement is a significant in that it supports our pending claim against Eclipse by Fujitsu Ten (Eclipse). The press release edited and approved by Eclipse, announced that the HD1213 would be available in early 2004 and that Eclipse was accepting pre-sale orders of the product during the show.

         - "e.Digital and Cornice Partner to Provide OEM Solutions for Portable Music Players" We are developing digital audio products incorporating the Cornice Storage Element for distribution by specific OEM partners and customers in 2004. These digital audio players will feature e.Digital's MicroOS technology and proprietary hardware and firmware as well as Cornice's high-capacity, low-cost Storage Element.

In September 2003, e.Digital announced the royalty bearing licensing of its Odyssey 1000 Personal Digital Jukebox Platform to a multi-billion dollar Asian OEM. Under the terms of the agreement, the Asian OEM provides manufacturing services of a 1.8" version of the Odyssey 1000 platform for specific OEM branding while e.Digital supplies the technology, software, firmware and upgrades to the products. It is through this Asian OEM that the Gateway DMP-X20 was brought to market.

INDUSTRY BACKGROUND

We design and market digital technology product platforms employing portable storage media with the major categories being digital music recorder/players, digital video recorder/players, and related mobile devices. We have also developed a digital automotive technology platform and a wireless technology platform.

PORTABLE STORAGE MARKET

There are two major categories of portable storage media: solid state and miniature rotating disks including hard disk drives. We have designed our technology to work with a wide variety of portable storage media. Our product applications support a variety of storage media with capacities ranging from 16 Megabytes ("MB") to 80 Gigabytes ("GB") in portable storage formats widely available from various vendors.

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

DIGITAL MUSIC PLAYERS

Digital audio compression technologies allow the transmission of compact disc quality audio over the Internet. Several compression formats are currently used, including MP3 (an open digitally encoded audio standard arising from the Moving Picture Experts Group), Dolby Laboratories' AAC, Microsoft's Windows Media Audio ("WMA") and Sony's ATRAC3. These compression formats also allow consumers to encode (sometimes referred to as "ripping") music files from purchased, prerecorded music CDs. They may also acquire these compressed music files from Internet sites providing various music downloads for free or for a fee. These files may be stored on a computer hard drive or downloaded to a portable digital music player via a USB cable or other type of cable interface.

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

Portable digital music players are becoming popular. In-Stat/MDR predicts that worldwide portable digital music players unit shipments will grow to over 36 million in 2007 with hard disk drive-based players experiencing the highest growth rate. We believe that the popularity of inexpensive or free music compression programs such as iTunes, RealOne, musicmatch Jukebox, Windows Media, and WinAmp--as well as online music subscription and downloading services --will drive demand for portable digital music players by making it easier for consumers to create and collect digital audio files.

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

Working with Lucent Technologies, we developed a user-independent speech recognition interface, known as VoiceNav(TM), for one of our earlier products, the MXPTM 100 portable digital audio player. Based on Lucent's robust speech recognition technology, VoiceNav marks the first time a speech recognition system has been incorporated into a handheld device that is not connected to a network for its processing power. VoiceNav has a 100,000-word English language vocabulary and can recognize names and sounds not in the dictionary, without training. We believe VoiceNav will be important to automotive stereo manufacturers and car manufacturers as it can allow advanced stereo or telematics systems to be operated by the driver using only voice commands or phrases. We believe this will make these sophisticated automotive systems easier and safer to use. We are working to incorporate VoiceNav into automotive system designs so that the driver will not have to take his/her hands off the wheel to operate the stereo or other systems.

DIGITAL VIDEO RECORDER/PLAYERS

Digital video players including DVD (digital video disc) players are increasing in popularity with consumers. According to the Consumer Electronics Association, DVD content is a $12 billion/year market.

Video compression formats such as MPEG-4 and DivX allow the compression and transmission of digital video files over the Internet. They also allow consumers to download and store on their personal computer's hard drive full-length, two-hour, motion picture files in as little as 500 MB of storage space. These movies can then be viewed by consumers on a computer monitor or a personal video recorder/player.

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

IN-FLIGHT ENTERTAINMENT

In-flight entertainment ("IFE") encompasses music, news, television programming, and motion pictures presented through audio/video systems typically embedded into an aircraft. Certain airlines are also beginning to incorporate satellite programming and/or wireless Internet access for their passengers through extensive built-in hardware in certain aircraft on certain routes. According to the Wall Street Journal, airlines worldwide spend approximately $2 billion a year on entertainment.

Because the costs to retrofit an aircraft with IFE equipment can be prohibitive, we have developed an alternative IFE system. Our portable IFE player, based upon our PDVP, is smaller than a typical laptop computer and has a high-quality color screen and stereo headphones. It will be available to passengers for a small rental fee. We have begun production of our portable IFE units for use by airlines. Although passengers may rent or purchase portable DVD players from outside entities, we have created the first portable video players that can be rented to passengers by the airline. Airlines can provide advertising or other branded content for preloading, and they will collect rental revenues for the system. We believe this type of system is attractive to airlines and other travel-related entities because of its revenue potential, variety of content, and inexpensive implementation.

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

OUR STRATEGY

We are currently focusing development, sales, marketing, and support efforts chiefly on platform and product development opportunities for OEM and ODM customers and licensees in portable digital entertainment device markets. This includes automotive entertainment systems. Our objective is to have our operating systems and application designs play major roles in the growing market for portable digital devices. Our designs are capable of playing music files encoded in a number of different music compression formats, and can support a number of different DRM's. The exterior appearance, button layout, and feature set in these designs are customizable according to OEM customers' needs. We believe our flexibility is important as the portable digital audio player (DAP) and portable digital video industries face choices of competing compression formats, DRM's, and storage media.

Products designed by us are marketed under a license and/or royalty fee arrangement. Utilizing strategic customers for product development and marketing results in reduced development and manufacturing costs, provides high quality products and creates a broader revenue base.

We offer a total solution from product design through development, manufacturing, delivery, and support. Our strategy is to build upon our proprietary technology to develop long-term strategic relationships with key manufacturers in various industries. We believe we have the expertise and experience to offer a turnkey solution to major OEMs/ODMs seeking to implement portable digital audio and video processing. We actively seek licensing, private label, and OEM/ODM opportunities in the digital audio and video processing market. Our efforts include:

         1. Expanding our business by developing custom products for OEM and ODM customers - We seek to expand our business through sales and marketing targeted at obtaining additional product development opportunities with existing customers and new OEM/ODM customers.

         2. Developing brand name recognition with OEM/ODM customers - This strategy is being pursued through participation in industry alliances, trade show participation, professional articles and attaching our name along with OEM/ODM products to the greatest extent possible.

         3. Expanding the technology base through continued enhancements of our technologies and applications - We develop in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more OEMs/ODMs. Our engineering team continues to enhance and update MicroOSTM and related technology. We also devote resources to expanding our technology to new applications. In addition to supporting music, voice, and video processing, we believe our technology may have applications in a wide range of products.

         4. Leverage strategic industry relationships - We have established and maintain important strategic industry relationships and associations with a number of related companies. We seek to leverage these relationships to offer better technology integration and solutions to our OEM/ODM customers and to maximize subtle but valuable marketing and co-promotion opportunities.

CUSTOMERS

We have revenue-producing contracts or revenue-producing licensing and marketing arrangements with the following customers:

APS (AIRCRAFT PROTECTIVE SYSTEMS) - APS selected us to design, develop, and manufacture a portable in-flight entertainment (IFE) device for Alaska Airlines. This portable IFE product is being marketed and sold to other airlines by APS.

BANG & OLUFSEN - We licensed technology to Bang & Olufsen for use in their branded digital audio player products. The first product developed under our licensing agreement (the BeoSound 2 portable MP3 player) reached the retail market in June 2002. Bang & Olufsen sells their branded products, including the BeoSound 2, through exclusive retail stores worldwide.

SOFTEQ - We collaborated with Softeq on a unique digital audio player incorporating our MicroOS technology with wireless communication technology. The product was funded by Hewlett Packard and delivered to one of their major OEM customers. In January 2003, Softeq subcontracted with us to develop, manufacture, and maintain the products.

TAI GUEN ENTERPRISE GROUP ("TGE") - We have designed and licensed our technology to TGE for a new generation HDD digital music player, which includes our MicroOS based compressed audio manager ("MicroCAM") technology. We expect to earn licensing fees, NRE fees and royalties from of this agreement in fiscal 2005.

MUSICAL - We previously work together under the original license agreement to develop and distribute a 10-gigabyte hard disk drive based MP3 player/recorder with direct encoding into MP3 format for Musical's classic brand that sold through Circuit City. We expanded this licensing agreement to incorporate Cornice Storage Elements with our digital audio platform for OEM and marketing through Musical.

OTHER CUSTOMERS

We are working with a number of OEM/ODM customers on new products for their consumer electronics lines and have not finalized agreements with all of these customers. Some of our customers will not announce details of their products or marketing plans until they begin shipping to consumer markets.

Strategic Industry Relationships & Associations

LICENSEES

Companies with related but not competing technologies have agreed to license our technologies and/or designs. To varying degrees, these strategic partners promote and market our work with their own. They may, from time to time, refer customers to us. With these strategic partners, we may collaborate on projects where both partners could benefit financially.

TECHNOLOGY PROVIDER PARTNERS

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

SERVICES AND LICENSING

SERVICES

We offer developers of electronic products a portfolio of services within the broad categories of design services, development services, manufacturing services, and customer service. Our revenue has been, and is expected to be, derived from a combination of fees from licensing, engineering services, manufacturing services, warranty services, industrial design services, technical support services and unit royalty payments.

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

MANUFACTURING MANAGEMENT SERVICES

We have nonexclusive relationships with manufacturers with facilities in the United States, Malaysia, China and Korea. These manufacturers either have performed or are qualified to perform manufacturing, assembly, and related services for our OEM/ODM customers and licensees. We have expertise in developing, performing and overseeing manufacturing processes. We offer technology transfer, manufacturing supervision, documentation, and quality control services to our OEM/ODM customers.

LICENSING

We license technology platforms and reference designs to OEM/ODM customers. A technology platform can be only software or a combination of software, firmware, and hardware. OEM/ODM customers use technology platforms as components in new products. A reference design is a more fully developed product including completed industrial design and user interface features. A reference design may be private labeled, as is, by licensees or it may be customized further according to their needs. We also assist OEM/ODM customers in obtaining third-party licenses such as music and voice compression algorithms and Digital Rights Management systems that may be necessary before a product can be marketed.

facilitates advanced functionality, ease of use, flexibility, and reliable performance in products and supports all types of data files including voice, text, images, video and/or music.

MARKETING AND SALES

OEM/ODM technology marketing and sales are performed internally, primarily by our Vice President of Business Development, Vice President of Research and Development, Chief Executive Officer and various technical personnel who are heavily involved in the sales process. Targeted OEM/ODM customers include Internet music participants, digital camera developers, semiconductor and DSP manufacturers, PC manufacturers, home audio manufacturers, video technology developers, automotive audio manufacturers, and developers of various portable devices.

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

The patent position of any item for which we have filed a patent application is uncertain and may involve complex legal and factual issues. Although we are currently pursuing trademark applications with the U.S. Patent and Trademark Office and also have filed certain U.S. and international patent applications, we do not know whether any of these applications will result in the issuance of patents or trademarks, or, for any patents already issued or issued in the future, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that we would need to license or design around in order to practice our patented technologies, or that licenses that might be required would be available on reasonable terms. Further there can be no assurance that any unpatented manufacture, use, or sale of our technology or products will not infringe on patents or proprietary rights of others. We have made reasonable efforts in the design and development of our products not to infringe on other known patents.

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

RESEARCH AND DEVELOPMENT COSTS

For the years ended March 31, 2004, 2003 and 2002, we spent $1,531,177, $1,410,506 and $2,327,283, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities. In fiscal 2004, 2003 and 2002, approximately $292,607, $194,689 and $488,094 of total research and development revenue was recognized from the company's research and development contracts. The related costs were included in cost of services.

COMPETITION

The competition is very strong in the field of portable digital music players. The first MP3 player was brought to market in November 1998 by Diamond Multimedia Systems, Inc. Other manufacturers, including Archos, Creative Labs, Denon, Apple, Thompson Multimedia's RCA division, iRiver, LG Electronics, Philips, Samsung, Sony, Sanyo, Toshiba, and others, have released or announced plans to sell portable digital music players, most using the MP3 format. Other manufacturers may announce products in the future.

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

Competition in the in-flight entertainment (IFE) industry comes from portable DVD hardware manufactured by companies such as Sony, Samsung, Panasonic, or Audiovox, who may sell such products to travelers or airlines. The airline industry may also opt for embedded IFE systems, although the retrofitting costs for an embedded system typically make our current IFE system a more attractive option. Motion picture studios could contract competing hardware developers such as Digital5, M-Systems or Datalight to create new portable products for the IFE industry. Although our system has unique features and the support of content providers, there can be no assurance that other manufacturers will not create and introduce competing portable IFE products.

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

We believe we have developed a leading low-level real time operating system and comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd., Intel Corporation, Digital5 Inc., PortalPlayer Inc., I/O Magic, and Datalight Inc. In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, we offer a system attractive for more complex applications. Our technology will compete with other solutions; however, we will focus on markets requiring advanced features and a robust file management system. Although we were successful in competing against other systems in our selection by Bang & Olufsen, APS, Softeq, Musical, TGE Group and others, there is no assurance we can continue to compete against other providers of digital recording solutions, many of whom have substantially greater resources.

Our technology focuses on digital applications. Accordingly, competition for our technology includes analog tape solutions, traditional dictation equipment, and traditional CD recording and playback equipment. Our OEM/ODM customers, and we therefore, compete with a wide range of consumer and business product suppliers producing a wide variety of products and solutions. The electronics product market is highly competitive with many large international companies competing for the consumer and business markets.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of portable digital entertainment products and systems.

EMPLOYEES

As of June 7, 2004, we employed approximately eighteen full time and two part-time employees of whom two were in production and testing, twelve were in research, development and engineering, three were in sales, general and administrative and three were executive officers. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management of the company considers the relationship between the company and its employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTY

On July 11, 1997, we entered into a three-year joint lease agreement with American Technology Corporation, for property located at 13114 Evening Creek Drive South, San Diego, California. In September 2000, we amended the lease to become an independent lessee. We entered into a three-year sublease agreement which expired on July 31, 2003. From August 2002 until December 2003 we paid an aggregate monthly lease payments of $16,606 inclusive of utilities and costs. In January 2004, we amended the lease to reduce our space to 7,500 square feet with an aggregate fixed lease payment of $9,290 inclusive of utilities and costs expiring on July 31, 2006.

We believe this facility is adequate to meet our needs for the next twelve months given current plans. However should we expand our operations, we may be required to obtain additional space or alternative space. We believe there is adequate availability of office space in the general vicinity to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine litigation incidental to the conduct of our business. Except as set forth below, there is currently no material pending legal proceedings to which we are party or to which any of our property is subject.

In April 2004, we filed a demand for arbitration against Eclipse for numerous breaches of the contract signed by Eclipse. These breaches include cancellation of the initial non-cancelable order, breach of the implied covenant of good faith and fair dealing, and misappropriation of our intellectual property, confidential, proprietary and trade secret information. As of the time of this filing, this issue remains pending. There can be no certainty regarding the timing and outcome of the Eclipse arbitration.

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

                                          High                 Low
Fiscal year ended March 31, 2003

             First quarter                $0.93               $0.33
             Second quarter               $0.71               $0.35
             Third quarter                $0.42               $0.18
             Fourth quarter               $0.23               $0.15

Fiscal year ended March 31, 2004

             First quarter                $0.33               $0.12
             Second quarter               $0.55               $0.23
             Third quarter                $0.62               $0.38
             Fourth quarter               $0.63               $0.27

At June 7, 2004 there were 162,914,541 shares of common stock outstanding and approximately 2,677 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

On June 25, 2004, the Company issued 12% Subordinated Promissory Notes ("12% SP Notes") for gross cash proceeds of approximately $675,000 to seven accredited investors. The 12% SP Notes mature on July 1, 2005. The interst under the 12 % SP Nates is paid in cash monthly at a rate of 12% per annum.

In connection with the 12% SP Notes the Company issued 1,350,000 Stock Purchase Warrants ("Warrants") to the Noteholders. The Warrants are exercisable into common shares at $0.25 per share until June 30, 2007. The Warrants provide for cashless exercise by the Holder and have piggyback registration rights. The Warrants also contain an anti-dillution clause adjusting the exercise price if the Company sells equity-based securities at an effective price of less than $0.25 per share during the term of the Warrants.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                      SELECTED CONSOLIDATED FINANCIAL DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:                         2004      2003        2002        2001       2000
---------------------------------------------------------------------------------------------------------
Revenues                                              $3,418    $2,597      $2,417      $1,828      $490
Gross profit (loss)                                      689      (900)       (561)        123        28
Operating loss                                        (2,491)   (5,841)     (5,855)     (3,873)   (2,615)
Loss for the year                                     (2,516)   (6,666)     (5,793)     (3,646)   (2,609)
Loss attributable to common stockholders              (3,468)   (6,727)     (5,819)     (8,434)   (5,178)
Basic earnings per common share1                       (0.02)    (0.05)     ($0.04)     ($0.07)   ($0.05)
Weighted average number of common and common
equivalent shares outstanding                        155,100    140,065    130,783     127,503   114,640



                      SELECTED CONSOLIDATED FINANCIAL DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        2004      2003        2002       2001       2000
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total Current Assets                                                    $538       $715      $2,213      $4,135    $3,655
Total Current Liabilities                                              1,634      2,021       4,757       1,689     1,285
Total Assets                                                             696        895       2,744       4,495     3,807
Long-term debt, less current maturities                                  836        637           -           -         -

Series A Redeemable Preferred Stock                                        -          -           -           -        23

Series C Redeemable Preferred Stock                                        -          -           -         796         -
Series D Preferred Stock                                               1,450      2,050           -           -         -

Series E Preferred Stock                                                 862          -           -           -         -

Stockholders' Equity/(Deficit)                                        (1,774)    (1,874)     (2,014)      2,010     2,499


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

GENERAL

e.Digital Corporation is a holding company that operates through a wholly owned California subsidiary of the same name and is incorporated under the laws of Delaware. The Company offers to Original Equipment Manufacturers ("OEM") and Original Design Manufacturers ("ODMs") engineering services, as well as complete reference designs and technology platforms with a focus on digital video, music/voice, voice/video and player/recorders.

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

---------------------
1 For information pertaining to the calculation of basic earnings (loss) per common share, see Note 2 to the Consolidated Financial Statements elsewhere in this report.

We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $2.5 million, $5.8 million and $5.9 million in fiscal year 2004, 2003 and 2002, respectively. At March 31, 2004, we had a working capital deficit of $1.1 million. Our monthly cash operating costs have decreased from approximately $225,000 per month at the end of fiscal year 2003 to the current level of approximately $200,000 per month. However, we may increase expenditure levels in future periods to support and expand our OEM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Since March 31, 2002, we have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current results of operations and liquidity. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to OEM and ODM customers and markets and (c) raising, if necessary, additional capital and/or obtaining third party financing.

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

We recognize license revenue and product revenue upon shipment of a product to the customer, FOB destination or FOB shipping point depending on the specific contract term, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. With most of our consumer electronics retailers, we do not meet the criteria for revenue recognition upon shipment and therefore only recognize the revenue as the product is sold through our customer to the ultimate end-user. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element. Research and development contract revenue on long-term projects is recognized on the percentage of completion method. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned. If the costs we incur on a contract are expected to exceed the anticipated revenue we will record the loss in the period in which the facts that give rise to the revision becomes known.

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

We have provided full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. The Company has no liabilities recorded for such indemnities.

We do not have off-balance sheet arrangements, financings, or relationships with unconsolidated entities or other persons, also known as "special purposes entities" (SPEs).

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2004 COMPARED TO YEAR ENDED MARCH 31, 2003.

For the year ended March 31, 2004, we reported total revenues of $3,418,180 a 32% increase from total revenues of $2,597,363 for the comparable year. Product revenue for the year ended March 31, 2004 was $2,686,894, an increase of 20% from total product revenues of $2,224,961 for the year ended March 31, 2003. The increase in product revenues in Fiscal year 2004 was due to the fulfillment of the APS and Softeq contracts, offset by the termination of our e.Digital branded products.

Our development arrangements are designed to produce limited current revenues while creating proprietary OEM products to be sold to OEM customers or to be produced under long-term license or royalty arrangements. Service revenues were $731,286 and $372,402 for the fiscal years 2004 and 2003, respectively. The increase of 97% in service revenues was primarily attributed to the fulfillment of OEM/ODM contracts. We had recorded for NRE contracts an aggregate of unearned revenue $176,443 and $311,703 at March 31, 2004 and 2003, respectively.

For the year ended March 31, 2004 we reported a $689,397 or 21% gross profit as compared to a gross loss of $899,695 for the year ended March 31, 2003. For fiscal 2004, costs of sales consisted of $2,438,683 of product costs and $290,100 of contract services consisting primarily from the engineering expenses recognized and being funded in part by our OEM customers. The increase in the gross profit percentage is due to improved margins on OEM products delivered to customers and termination of our low or negative margin on e.Digital branded products. Gross profit percentage is highly dependent on sales, price, volume, purchasing costs and overhead allocations. Gross margins may vary significantly from period to period.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) were $3,017,797 and $4,942,225, for fiscal 2004 and 2003, respectively. Selling and administrative costs aggregated $1,486,620 and $3,531,719 in fiscal 2004 and 2003, respectively. The $2,045,099 decrease in selling and administrative costs resulted from the decrease of $1,073,482 in personal and benefits costs from the reduction of approximately 8 employees in the marketing and administrative departments, a decrease of $246,163 in advertising and marketing costs resulting primarily from the discontinuation of our branded products, a decrease of $193,790 in professional services and fees, a decrease of $60,040 in facilities and related costs resulting from the reduction of occupied leased space, a decrease of $84,884 for bad debt expense, a decrease of $35,946 in shareholders' and related costs, a $43,823 decrease in insurance premiums and a $105,671 decrease in depreciation and amortization.

For the year ended March 31, 2004, research and related expenditures were $1,531,177 compared to $1,410,506 for the year ended March 31, 2003. The $120,671 increase in research and related expenditures resulted primarily from an increase of $360,401 in engineering costs associated with the development of new technologies, an increase of $19,185 in consulting services offset by a decrease of $260,499 for personnel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $2,328,400 and $5,841,920 for the year ended March 31, 2004 and 2003, respectively. The decrease in operating loss in fiscal 2004 compared to fiscal 2003 resulted from the positive gross margin in combination with the decrease in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in OEM and ODM developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the year ended March 31, 2004 are not necessarily reflective of operating results for future periods.

We reported interest expense of $121,698 and $741,435 for the years ended March 31, 2004 and 2003, respectively. The interest expense in 2004 consisted of interest on the 15% Promissory Note. The interest expense in 2003 consisted primarily of interest and accretion of the discount in connection with the SP Notes, and interest on the 5% SP Note and the Unsecured Notes

We reported a loss of $2,516,343 and $6,665,802 in fiscal 2004 and 2003, respectively.

The net loss available to stockholders for fiscal 2003 was increased in computing loss per share by accrued dividends of $258,827 on Series D and E stock and $693,615 as the beneficial conversion attributed to the issuance of the Series E stock. The net loss available to stockholders for fiscal 2003 was increased in computing loss per share by accrued dividends of $61,500 on Series D stock.

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

For the year ended March 31, 2003, we reported a gross loss of $899,695 compared to a gross loss of $560,946 for the year ended March 31, 2002. For fiscal 2003, costs of sales consisted of $3,365,086 of product costs and $131,972 of contract services consisting mostly of research and development labor being funded in part by the Softeq, Eclipse and APS development agreements. For fiscal 2002, costs of sales consisted of $2,578,071 of product costs and $399,909 of contract services consisting mostly of research and development labor being funded in part by the DataPlay, Musical, Bang & Olufsen, Samsung and Eclipse development agreements. Gross profit as a percentage of revenue decreased from (23.2%) in 2002 to (34.6%) in 2003, due primarily to reduced pricing on our TREO and MXP products. At the present time warranty costs are not significant. We typically sell our branded products with a six-month manufacturing warranty.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had a working capital deficit of $1,096,104 compared to a working capital deficit of $1,427,978 at March 31, 2003. We had $5,009 and $138,795 of working capital invested in inventories at March 31, 2004 and March 31, 2003, respectively. We had $36,151 and $181,536 of working capital invested in accounts receivable at March 31, 2004 and March 31, 2003, respectively.

For the year ended March 31, 2004, net cash increased by $384,048. Cash used in operating activities was $2,056,042. The major components using cash were a loss of $2,516,326 reduced by $112,481 of accrued interest and accretion relating to the unsecured promissory note, $99,853 of depreciation and amortization, $162,828 for accounts payable settlement in conjunction with the stock issuance, $66,346 loss on fixed asset disposal. The major change in assets and liabilities providing cash for operating activities was a decrease of $109,368 in accounts receivable, a decrease of $133,786 for inventory, a $63,489 decrease for prepaid and deposits and an increase of $218,192 in deferred contract charges. The major changes in assets and liabilities using operating cash was a decrease of $6,638 in accounts payable, a decrease of $135,260 in deferred revenue and a decrease of $17,290 in other accounts payable and accrued liabilities.

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

At March 31, 2004, we had cash on hand of $467,954. For the year ended March 31, 2004, cash provided by financing activities was $2,584,580. During the fiscal year ended March 31, 2004, we obtained a total of $933,500 from the issuance of shares of Common Stock, $1,262,250 from the issuance of Series E Preferred Stock, $269,300 from the issuance of Unsecured Notes and $152,325 from the exercise of stock options. During the fiscal year ended March 31, 2004, we repaid $104,754 of the 5% SP Notes. At March 31, 2003, we had cash on hand of $83,906. For the year ended March 31, 2003, cash provided by financing activities was $4,263,240. During the fiscal year ended March 31, 2003, we obtained a total of $3,475,619 from the issuance of shares of Common Stock, $1,842,000 from the issuance of Unsecured Notes and $114,121 from the exercise of stock options. During the fiscal year ended March 31, 2003, we repaid $1,200,000 of the 5% SP Notes. Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2004 assuming (a) existing OEM ODM arrangements, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.5 million of additional capital resources for the next twelve months. Some of these resources could come from improved operations. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the realization of royalties are subject to many factors and risks, many outside our control.

Since March 31, 2002, we have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current result of operations and liquidity. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. Our company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

We are actively seeking equity and/or debt financing and intend to use proceeds from equity sales for working capital and to repay the15% Unsecured Note. If we are unable to secure sufficient financing, we will attempt to renegotiate the terms of this note with the lender. There can be no guarantee that we will be able to raise additional equity and/or renegotiate the terms of the note with the lender. If we are able to renegotiate the terms of the note we may be unable to determine what terms the lender may demand.

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

As of March 31, 2004, our contractual obligations and commercial commitments are summarized below:


                                                  Cash Contractual Obligations by Period
--------------------------------------------------------------------------------------------------------
Cash Contractual Obligations by Period      Total      Less than 1 year    1-2 years        2-3 years
--------------------------------------------------------------------------------------------------------

15% Unsecured Note 1                       $890,625       $123,405         $767,220                -
--------------------------------------------------------------------------------------------------------
Operating Leases 2                          260,120        111,480          111,480           37,160
--------------------------------------------------------------------------------------------------------
Total Cash Obligations                   $1,150,745       $234,885         $878,870          $37,160
--------------------------------------------------------------------------------------------------------


1     Includes accrued interest through December 31, 2004
2     Office sublease agreement expires July 31, 2006

FUTURE COMMITMENTS AND FINANCIAL RESOURCES

We have an accrued lease liability of $515,000 that arose in the normal course of business for equipment delivered to the Company. This amount is approximately five years old. The accrued lease liability reflects management's best estimate of amounts due for matters in dispute. Settlement of this liability may either be more or less than the amount recorded in the audited consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

In September 2000, we entered into a three-year sublease agreement expiring on July 31, 2003. We are occupying approximately 13,000 square feet with aggregate monthly lease payments of $15,967 inclusive of utilities and costs. From August 2002 until December 2003 the aggregate monthly lease payment was $16,606. In January 2004, we reduced our occupied space to 7,500 square feet with aggregate monthly fixed lease payments of $9,290 inclusive of utilities and costs. As of March 31, 2004, the total operating lease obligation under the lease for office space is $260,120.

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



FOR THE FISCAL                      FIRST            SECOND          THIRD       FOURTH
 YEAR ENDED MARCH 31, 2004         QUARTER           QUARTER        QUARTER     QUARTER
----------------------------------------------------------------------------------------

Revenues                          1,153,991         1,097,915        717,910     448,364
Gross Profit (Loss)                  70,858           135,502        129,742     353,295
Loss for the period                (581,112)         (754,013)      (499,635)   (682,060)
Operating Loss                     (509,233)         (725,739)      (470,554)   (785,702)
Loss attributable to common        (642,612)         (815,513)    (1,206,719)   (804,418)
Basic earnings per common share       (0.00)            (0.01)         (0.01)      (0.01)

Weighted average
 shares outstanding             149,072,484       154,882,753    156,774,028 159,656,053



FOR THE FISCAL YEAR                 FIRST            SECOND           THIRD     FOURTH
 ENDED MARCH 31, 2003              QUARTER           QUARTER         QUARTER    QUARTER
----------------------------------------------------------------------------------------
Revenues                            551,507           290,290        643,420   1,112,146
Gross Profit (Loss)                (434,435)         (897,938)      (105,844)    538,522
Loss for the period              (1,942,282)       (2,673,578)    (1,439,760)   (610,182)
Operating Loss                   (1,805,853)       (2,374,276)    (1,245,669)   (416,122)
Loss attributable to common      (1,942,285)       (2,673,578)    (1,439,760)   (671,682)
Basic earnings per common share       (0.01)             0.02          (0.01)      (0.00)
Weighted average
 shares outstanding             134,989,692       138,025,421    141,846,843 146,191,173


INFLATION

Inflation has not had any significant impact on our business.

NEW ACCOUNTING PRONOUNCEMENTS

As discussed in the notes to the consolidated financial statements, the implementation of these new pronouncements is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.


In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

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

FINANCIAL RISKS

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and at March 31, 2004 had an accumulated deficit of $68.3 million. We had a loss of approximately $3.5 million, $6.7 million and $5.8 million in fiscal 2004, 2003 and 2002, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We Expect Our Operating Results To Fluctuate Significantly - Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

      o Unpredictable demand and pricing for our contract development services
      o     Market acceptance of our OEM/ODM products by end users
      o Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
      o     Fluctuations in operating costs
      o     Changes in research and development costs
      o     Changes in general economic conditions
      o     Changes in technology
      o     Short product lifecycles

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

We May Need to Obtain Additional Financing to Continue Operating our Business. We believe that with cash on hand and proceeds from existing development and production contracts and product sales, we have sufficient proceeds to meet cash requirements for the next six months. However, we may need to raise additional funds to:

      o     Finance unanticipated working capital requirements
      o Pay for increased operating expenses or shortfalls in anticipated revenues
      o     Fund increases in research and development costs
      o     Develop new technology, products or services
      o Respond to competitive pressures o Support strategic and industry relationships
      o     Fund the marketing of our products and services

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

Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction is cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal 2004, fiscal 2003 and prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. For the fiscal year ended March 31, 2004 three customers accounted for approximately 73% of our revenues [2003 - 58%]. The failure to receive orders for and produce OEM/ODM products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

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

RISKS RELATED TO INTELLECTUAL PROPERTY AND GOVERNMENT REGULATION

Failing to Protect Our Proprietary Rights to Our Technology Could Harm Our Ability To Compete, as well as Our Results of Our Operations. Our success and ability to compete substantially depends on our internally developed software, technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws. Patent applications or trademark registrations may not be approved. Even when they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own such trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which may not be possible on commercially reasonable terms or at all. We generally enter into confidentiality or license agreements with our employees, consultants and strategic and industry partners, and generally control access to and distribution of our software, technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. We have licensed, and we may license in the future, certain proprietary rights to third parties. While we attempt to ensure that our business partners maintain the quality of our brand, they may take actions that could impair the value of our proprietary rights or our reputation. In addition, these business partners may not take the same steps we have taken to prevent misappropriation of our solutions or technologies.

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

RISKS RELATED TO TRADING IN OUR COMMON STOCK

Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our common stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

      o     Quarter-to-quarter variations in operating results
      o Announcements of technological innovations by us, our customers or competitors
      o New products or significant OEM/ODM design achievements by us or our competitors
      o General conditions in the markets for the our products or in the electronics industry
      o     The price and availability of products and components
      o Changes in operating factors including delays of shipments, orders or cancellations
      o     General financial market conditions
      o     Market conditions for technology stocks
      o Litigation or changes in operating results or estimates by analysts or others
      o     Or other events or factors

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of Common Stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. ("NASD"). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our Common Stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.12 to a high of $0.63 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the company's securities and may affect the ability of investors to sell their securities in the secondary market. The Commission has also adopted regulations which define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than

$5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents and our debt of $890,625, consisting of accrued interest, the 15% Unsecured Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At March 31, 2004, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

FOREIGN CURRENCY EXCHANGE RATE RISK

We invoice our customers in U.S. dollars for all products and purchase our products from our suppliers in U.S. dollars. To date the foreign currency exchange risk has not been material. We have not entered into hedging transactions or activities.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements of the company required to be included in this Item 8 are set forth in a separate section of this report and commence on Page F-1 immediately following page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS & PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The management of the Company, including the Chief Executive Officer and Chief Accounting Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the company, their ages and positions held are as follows:

NAME                  AGE       POSITION
----                  ---       --------

Alex Diaz              39       Chairman of the Board and Director
Alfred H. Falk         49       President, Chief Executive Officer and Director
Robert Putnam          45       Vice President and Director
Renee Warden           40       Chief Accounting Officer and Secretary
Allen Cocumelli        52       Director, Audit Committee
Victor G. Ramsauer     49       Director, Audit Committee
Steve Ferguson *       40       Vice President of Business Development
Atul Anandpura *       40       Vice President of Research and Development
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

RENEE WARDEN - Ms. Warden joined the Company as Accounting Manager in 1991. In 1997 Ms. Warden was appointed Controller and Corporate Secretary for the company and in 2003 was promoted to Chief Accounting Officer and Secretary. From 1993 to 2003 Ms. Warden also held the positions of Chief Accounting Officer, Secretary and Director of Human Resources for American Technology Corporation. Ms. Warden obtained a B.S. degree in business accounting from the University of Phoenix in 1999.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the company's officers, directors and persons who own more than 10% of a class of the company's securities registered under Section 12(g) of the Securities Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish the company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended March 31, 2004, the company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

CODE OF BUSINESS CONDUCT AND ETHICS

We are in the process of adopting a "Code of Business Conduct and Ethics", a code of ethics, which will apply to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics once adopted will be posted on our Internet site at www.edigital.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has determined that Victor Ramsauer is an "audit committee financial expert" and "independent" as defined under applicable SEC and NASDAQ rules. The board's affirmative determination was based, among other things, upon his over 24 years as an active certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the years ended March 31, 2004, 2003 and 2002, the cash compensation of Mr. Falk, President and Chief Executive Officer, (the Named Executive Officer). No other person served as an executive officer of the company during the fiscal year ended March 31, 2004 and received total salary and bonus in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                                                       Compensation
Name and                              Fiscal  Annual          Compensation             Options         All Other
Principal Position                    Year    Salary          Bonus         Other      (# of Shares)   Compensation
--------------------------------------------------------------------------------------------------------------------
Alfred H. Falk, President and Chief   2004    $155,000        $-0-       $9,600(1)     400,000          -0-
Executive Officer                     2003    $154,974        $35,000    $9,600 (1)    -0-              -0-
                                      2002    $155,269        $-0-       $10,792 (1)   -0-              -0-



(1) Includes auto allowance of $9,600 in 2004, 2003 and 2002 and unused vacation of $1,192 in 2002, respectively.

                                  OPTION GRANTS

Shown below is further information on grants of stock options to the Named Executive Officer reflected in the Summary Compensation Table shown above.

               OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 2004



                                       Percent of Total                                  Potential Realizable Value
Appreciation                                                                             at Assumed Annual Rates
                                                                                         of Stock Price
                  Number of            Options Granted to         Exercise  Expiration   for Option Term
Name              Options Granted(1)   Employees in Fiscal Year   Price     Date         5% / $  10% / $
--------------------------------------------------------------------------------------------------------------------------

Alfred H. Falk      400,000               11.7%                   $0.155    4/14/08      17,129   37,852


(1)   These options vest 50% immediately and 50% on December 31, 2003.

             AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table provides information on exercised and unexercised options of the Named Executive Officer at March 31, 2004.

                                                                                                 Value of
                                                              Number of Securities               Unexercised
                                                              Underlying Unexercised             In-The-Money
                                                              Options at                         Options at
2004 (1)                                                      March 31, 2004                     March 31,

                                                                   (#)                                ($)
                      Shares Acquired                          Exercisable/                       Exercisable/
Name                  on Exercise (#)    Value Realized          Unexercisable                  Unexercisable
------------------------------------------------------------------------------------------------------------------------
Alfred H. Falk            -0-               $-0-               400,000        -0-           54,000            --

(1) Based on the last sale price at the close of business on March 31, 2004 of $0.29.


The company has not awarded stock appreciation rights to any employee of the company and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations. The company has no defined benefit or actuarial plans covering any person.

The company does not have any equity compensation plans which have not been approved by the stockholders.

EMPLOYMENT AGREEMENTS

All employees of the Company, including executive officers, are employees at-will.

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

The Compensation Committee is comprised of three non-employee Board members, Alex Diaz, Allen Cocumelli and Victor Ramsauer. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and perquisites of the Company's executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers the Company's 1992 and 1994 Stock Option Plans. The Compensation Committee held one meeting during the fiscal year ended March 31, 2004.

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

EXECUTIVE COMPENSATION

Base Salary: Base salaries are intended to be competitive with market rates and are based on an internal evaluation of the responsibilities of each position. Salaries for executive officers are reviewed on an annual basis.

The Committee's compensation policies are particularly designed to align executive officer and senior management salaries and bonus compensation to the individual's performance in the short-term and to emphasize compensation from equity, primarily employee stock options, for long-term incentives.

Long term incentives: The company's long-term incentive program consists of a stock option program pursuant to which the Chief Executive Officer and other executive officers (as well as other key employees) are periodically granted stock options at the then fair market value (or higher prices) of the company's Common Stock. These option programs are designed to provide such persons with significant compensation based on overall company performance as reflected in the stock price, to create a valuable retention device through standard three to five year vesting schedules and to help align employees' and shareholders' interests. Stock options are typically granted at the time of hire to key new employees, at the time of promotion to certain employees and periodically to a broad group of existing key employees and executive officers.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1million per officer in any year. The limitation applies only to compensation which is not considered to be performance-based, either because it is not tied to the attainment of performance milestones or because it is not paid pursuant to a stockholder-approved plan. The non-performance based compensation paid to the company's executive officers for the 2004 fiscal year did not exceed the $1 million limit per officer. It is not expected that the compensation to be paid to the company's executive officers for the 2004 fiscal year will exceed that limit. The company's 1994 Stock Option Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of his or her outstanding options under the 1994 Plan with an exercise price per share equal to the fair market value per share of the Common Stock on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. Because it is unlikely that the cash compensation payable to any of the company's executive officers in the foreseeable future will approach the $1 million limit, the Committee's present intention is to comply with the requirements of Section 162(m) unless and until the Committee determines that compliance would not be in the best interest of the company and its stockholders.

By: The Compensation Committee of the Board of Directors:
Date: June 23, 2004

Alex Diaz
Allen Cocumelli
Victor Ramsauer

                         COMPANY STOCK PRICE PERFORMANCE

 The following graph compares the five-year cumulative total return on the company's common stock to the total returns of 1)Russell 2000 Index and 2)Morgan Stanley High Technology Index. This comparison assumes in each case that $100 was invested on March 31, 1999 and all dividends were reinvested. The company's fiscal year ends on March 31. The past performance of the company's common stock is no indication of future performance.

                                    [GRPAPH]


                                      Mar 99 Mar 00 Mar 01 Mar 02  Mar 03 Mar 04
                                      ------------------------------------------

e.Digital Corporation                   100   5,918   865    588     94    171
Russell 2000 Index                      100     136   113    127     92    148
Morgan Stanley High Technology Index    100     102    51     45     28     48

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT COMMON STOCK

The following table sets forth, as of June 7, 2004, information regarding ownership of the common stock, by each person known by the company to be the beneficial owner of more than 5% of the company's outstanding common stock, by each director and by all executive officers and directors of the company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.


                                            NUMBER OF                  PERCENT
              NAME                         SHARES OWNED                OF CLASS

         Alfred H. Falk                    1,540,000 (1)                 *
           13114 Evening Creek Dr. S.
           San Diego, CA 92128

         Robert Putnam                     1,150,000(2)                  *
           13114 Evening Creek Dr. S.

           San Diego, CA 92128

         Allen Cocumelli                     526,000 (3)                 *
           13114 Evening Creek Dr. S.

           San Diego, CA 92128

         Victor Ramsauer                     375,000 (4)                 *
           13114 Evening Creek Dr. S.

           San Diego, CA 92128

         Alex Diaz                           560,000 (5)                 *
           13114 Evening Creek Dr. S.

           San Diego, CA 92128

         All officers and directors
             as a group (6 persons)        4,184,334 (6)                 2.6%

         * less then 1%

(1)   Includes options exercisable within 60 days to purchase 425,000 shares.
(2)   Includes options exercisable within 60 days to purchase 25,000 shares.
(3)   Includes options exercisable within 60 days to purchase 525,000 shares.
(4)   Includes options exercisable within 60 days to purchase 375,000 shares.
(5)   Includes options exercisable within 60 days to purchase 200,000 shares.
(6) Includes options exercisable within 60 days to purchase 1,583,334. Excludes unvested options to purchase 16,667 shares.

OTHER VOTING STOCK

PREFERRED STOCK

The following security ownership information is set forth as of March 31, 2004, with respect to certain persons or groups known by us to be beneficial owners of more than 5% of any outstanding series of our Preferred Stock.

SERIES D PREFERRED STOCK



                                                                    Amount and
                                                                    Nature of
                                                                    Beneficial       Percent of Class
Title of Class              Name and Address of Beneficial owner    Ownership (1)          (1)
-----------------------------------------------------------------------------------------------------

                            Jerry E. Polis Family Trust
                            980 American Pacific Dr. Suite 111
Series D Preferred Stock    Henderson, NV  89014                     105,000 (2)           72%


                            Palermo Trust
                            8617 Canyon View Drive
Series D Preferred Stock    Las Vegas, NV  89117                      30,000 (3)           21%


(1) Represents number of shares of Series D Preferred Stock, held as of March 31, 2004. At such date an aggregate of 145,000 shares of Series D Preferred stock were issued and outstanding convertible into an aggregate of 8,794,123 shares of common stock.

(2) Mr. Jerry E. Polis is trustee of the Jerry E. Polis Family Trust, and is believed by us to have sole voting and investment power with respect to the Series D Preferred Stock.

(3) Mr. James A. Barnes serves as trustee of Palermo Trust and President of Sunrise Capital, Inc., and is believed by us to have sole voting and investment power with respect to the securities held. Palermo Trust and Sunrise Capital, Inc. disclaim beneficial ownership in these securities except to the extent of such person's pecuniary interest in these securities and disclaim membership in a group with any other entity or person within the meaning of Rule 13d-5(b)(1) under the Exchange Act. Palermo Trust and Sunrise Capital, Inc. own 30,000 and 5,000 shares of Series D Preferred Stock, respectively.

SERIES E PREFERRED STOCK

                                                                                        Amount and
                                                                                        Nature of
                                                                                        Beneficial       Percent of Class
    Title of Class                     Name and Address of Beneficial owner             Ownership (1)         (1)
--------------------------------------------------------------------------------------------------------------------------
                                       Basso Equity Opportunity Holding Fund Ltd.
                                       c/o DKR Capital Partners, LP
                                       1281 East Main St.
    Series E Preferred Stock           Stamford, CT 06902                                2,700 (2)            28%
--------------------------------------------------------------------------------------------------------------------------

                                       Richard G. Daniels
                                       4635 Lyons Dr.
    Series E Preferred Stock           La Mesa, CA 91941                                 1,500 (3)            16%
--------------------------------------------------------------------------------------------------------------------------

                                       Michael R. Hamblett
                                       4 Waterbury Ave
    Series E Preferred Stock           Madison, CT 00443                                 1,000 (4)            10%
--------------------------------------------------------------------------------------------------------------------------

                                       Wayne & Barbara Opperman
                                       2183 View Crest Glen
    Series E Preferred Stock           Escondido, CA 92026                               1,000 (5)            10%
--------------------------------------------------------------------------------------------------------------------------
                                       Vertical Ventures, LLC
                                       641 Lexington Ave., 26th Floor
    Series E Preferred Stock           New York, NY 10022                                  599 (6)             6%
--------------------------------------------------------------------------------------------------------------------------


(1) Represents number of shares of Series E Preferred Stock, held as of March 31, 2004. At such date an aggregate of 9,539 shares of Series E Preferred stock were issued and outstanding convertible into an aggregate of 3,626,817 shares of common stock.

(2) Ms. Barbara Burger may be deemed to have voting and investment control of the securities held by Basso Equity Opportunity Holding Fund, Ltd. Ms. Barbara Burger disclaims beneficial ownership of the securities beneficially owned by Basso Equity Opportunity Holding Fund, Ltd.

(3) Mr. Richard Daniels is believed by us to have sole voting and investment power with respect to the Series E Preferred Stock.

(4) Mr. Michael R. Hamblett is believed by us to have sole voting and investment power with respect to the Series E Preferred Stock.

(5) Mr. and Mrs. Opperman are believed by us to have joint voting and investment power with respect to the Series E Preferred Stock.

(6) Mr. Joshua Silverman may be deemed to have voting and investment control of the securities held by Vertical Ventures Investments, LLC. Mr. Silverman disclaims beneficial ownership of the securities beneficially own Vertical Ventures Investments, LLC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of March 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:


                                            Equity Compensation Plan Information

Plan Category                    Number of securities to be     Weighted-average exercise      Number of Securities
                                 issued upon exercise of        price of outstanding           remaining available for
                                 outstanding options,           options, warrants and rights   future issuance under equity
                                 warrants and rights                                           compensation plans
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders     14,000,000                     $0.7933                        3,370,747
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders            N/A                         N/A                              N/A
---------------------------------------------------------------------------------------------------------------------------
Total                            14,000,000                                                    3,370,747


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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table describes fees for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2004 and March 31, 2003 and fees billed for other services rendered by Singer Lewak Greenbaum & Goldstein LLP during those periods. These amounts include fees paid to Singer Lewak Greenbaum & Goldstein LLP.

Type of Fee                                                     2004      2003
Audit Fees (1)                                               $74,417   $51,265
Audit Related Fees (2)                                        10,564         -
All Other Fees (3)                                                 -         -
------------------------------------------------------------------------------
Total                                                        $84,918   $51,265
------------------------------------------------------------------------------

Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.

      1. Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.

      2. Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by Singer Lewak Greenbaum & Goldstein LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees. Also included in Audit Related Fees are fees for accounting advice.

      3. All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services provided by Singer Lewak Greenbaum & Goldstein LLP, other than the services reported above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of Singer Lewak Greenbaum & Goldstein LLP in providing services to us for the fiscal year ended March 31, 2004 and has concluded that such services are compatible with their independence as our company's auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by Singer Lewak Greenbaum & Goldstein LLP in fiscal 2004.

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

3.6 Certificate of Designation of Preferences, Rights and Limitations of Series E preferred stock filed with the State of Delaware on November 19, 2003 and filed as Exhibit 3.7 to the Company's Current Report on Form 8-K dated November 21, 2003

4.3 Form of Warrant Agreement dated June 7, 1996 for an aggregate of $3,805,900 issued to a total of twelve investors and filed as an Exhibit to the Company's Current Report on Form 8-K dated April 5, 1996.

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

4.40.1     First Amendment to 15% Promissory Note due February 11, 2002 filed as
           Exhibit 4.40.1 to the Company's form 8-k dated December 30, 2002.

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

4.44 Form of 24% Unsecured Note to Alex Diaz dated March 17, 2003 and filed as Exhibit to the Company's Form 10K dated June 26, 2003.

4.45 Form of 24% Unsecured Promissory Note due June 30, 2004 aggregating $200,000 entered into with three accredited investors (individual notes differ only as to amount) and filed as Exhibit to the Company's Form 10K dated June 26, 2003.

4.46 Form of Series A Warrant Agreement for an aggregate of 1,712,333 shares (dated November 19, 2003) between the Company and the Series E preferred stockholders (individual warrants differ only as to holder and number of shares) and previously filed as exhibit 4.8 on the Company's Form S-3 dated December 22, 2003.

4.47 Form of Series B Warrant Agreement for an aggregate of 856,166 shares (dated November 19 2003) between the Company and the Series E preferred stockholders (individual warrants differ only as to holder and number of shares) and previously filed as exhibit 4.9 on the Company's Form S-3 dated December 22, 2003.

4.48 Registration Rights Agreement between the Company and the Series E preferred stockholders dated November 19, 2003 and filed as Exhibit
           4.47 to the Company's Current Report on Form 8-K dated November 21, 2003.

4.49 Convertible Preferred Stock Purchase Agreement between the Company and the Series E preferred stockholders dated November 19, 2003 and filed as Exhibit 4.46 to the Company's Current Report on Form 8-K dated November 21, 2003.

4.50 Form of 12% Subordinated Promissory Note and Warrant Purchase Agreement entered into with certain accredited investors in a maximum aggregate amount of $1,000,000.*

4.51 Form of 12% Subordinated Promissory Note due on July 1, 2003 between the Company and certain accredited investors (individual notes differ only as to amount).*

4.52 Form of Stock Purchase Warrant exercisable until June 30, 2007 issued to certain accredited investors for up to an aggregate of 2,000,000 common shares (individual warrants differ only as to holder and number of shares).*

10.1 Stock Option Plan adopted by the Company on August 21, 1992 ("1992 Plan"), filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, as amended.

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

10.3 Employment Agreement dated October 3, 1997 between the Company and Alfred H. Falk and filed previously as Exhibit 10.5 to the Company's Annual Report on Form 10-KSB dated March 1999.

10.3.1 First Amendment to Employment Agreement between the Company and Alfred H. Falk dated May 19, 1999 and filed previously as exhibit
           10.5.1 to the Company's Annual Report on Form 10-KSB dated March 31, 2000.

10.4 Sublease Agreement between Smith Industries and Aerospace and the Company dated September 1, 2000 and previously filed as exhibit
           10.9.2 to the Company's Annual Report on Form 10-KSB dated March 31, 2001.

10.4.1 Amended Sublease Agreement between Smith Industries and Aerospace and the Company dated January 1, 2004.*

10.5 Manufacturing Agreement between the Company and Eltech Electronics, Inc. dated December 3, 1998 and previously filed as exhibit 10.10 to the Company's Annual Report on Form 10-KSB dated March 31, 1999.

10.6 License Agreement between the Company and Maycom Co., Ltd., dated January 4, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 24b-2]. Previously filed as exhibit 10.11 to the Company's Annual Report on Form 10-KSB dated March 31, 2000.

10.6 Direct-to-Customer Fulfillment, Storage and Freight Management Agreement between e.Digital and APL Direct Logistics, Ltd. dated August 31, 2001. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities & Exchange Commission pursuant to Rule 24b-2]. Previously filed as exhibit 10.7 to the Company's Annual Report on Form 10-K dated March 31, 2002.

16.1 Letter dated March 19, 2003 from Ernst & Young LLP and previously filed as Exhibit 16.1 to the Company's 8-K dated March 24, 2003.

21.1       List of subsidiaries.  *

23         Consents of Experts and Council

23.1       Singer Lewak Greenbaum & Goldstein, LLP

23.2       Ernst & Young, LLP

31         Certifications *

31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer.

31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Renee Warden, Principal Accounting Officer.

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Chief Executive Officer and Renee Warden, Principal Accounting Officer.

*          Filed concurrently herewith.

(B)        REPORTS ON FORM 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           e.Digital Corporation

                                           By: /s/  ALFRED H. FALK
                                               ---------------------------------
                                                    Alfred H. Falk
                                                    Chief Executive Officer and
                                                    President

Date:  June 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                   Position                                      Date
--------------------------------------------------------------------------------------------------

/s/ ALEX DIAZ                          Chairman of the Board and Director            June 23, 2004
-----------------------
    Alex Diaz

/s/ ALFRED H. FALK                     President, Chief Executive Officer            June 23, 2004
-----------------------                and Director (principal executive officer)
    Alfred H. Falk

/s/ RENEE WARDEN                       Chief Accounting Officer and Secretary        June 23, 2004
-----------------------                (principal Financial and Accounting Officer)
    Renee Warden

/s/ ROBERT PUTNAM                      Vice President and Director                   June 23, 2004
-----------------------
    Robert Putnam

/s/ ALLEN COCUMELLI                    Director                                      June 23, 2004
-----------------------
    Allen Cocumelli

/s/ VICTOR G. RAMSAUER                 Director                                      June 23, 2004
-----------------------
    Victor G. Ramsauer


INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND
SUBSIDIARY REPORT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                              F-2

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND
SUBSIDIARY REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                              F-3

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2004 AND 2003                  F-4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
MARCH 31, 2004, 2003 AND 2002                                              F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY                  F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
MARCH 31, 2004, 2003 AND 2002                                              F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-8

                REPORT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
e.Digital Corporation and subsidiary
San Diego, California

We have audited the accompanying consolidated balance sheet of e.Digital Corporation and subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of e.Digital Corporation and subsidiary as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004, in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has experienced substantial operating losses and requires additional sources of financing to fund operations through March 31, 2005. At March 31, 2004, the Company has a working capital deficit of $1,096,104 and a stockholders' deficit of $1,774,073. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Note 1 to the consolidated financial statements describes management's plans to address these matters. The consolidated financial statements do not include any adjustments, which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

                                     /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 18, 2004

                          REPORT OF ERNST & YOUNG LLP,
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
E. Digital Corporation and Subsidiary

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of e.Digital Corporation and subsidiary for the year ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations, stockholders' deficit and the cash flows of e.Digital Corporation and subsidiary for the year ended March 31, 2002 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2002, the Company has a working capital deficit of $2,543,657 and a stockholders deficit of $2,013,529. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements describe management's plans to address these matters. The consolidated financial statements do not include any adjustments, which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

                                                          /s/ ERNST & YOUNG LLP
San Diego, California
May 22, 2002
e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS
          [See Note 1 - Nature of Operations and Basis of Presentation]

As at March 31,
                                                            2004         2003
                                                             $            $
                                                          ---------   ---------
ASSETS

CURRENT

Cash and cash equivalents                                   467,954      83,906
Accounts receivable, net of allowance for doubtful
   accounts of $174,255 [2003 - $138,236]                    36,151     181,536
Inventory, net of allowance for obsolete inventory
   of $4,600 [2003-$6,435]                                    5,009     138,795
Prepaid expenses and other                                   29,085      92,574
Deferred contract charges                                        --     218,192
                                                          ---------   ---------
TOTAL CURRENT ASSETS                                        538,199     715,003
                                                          ---------   ---------
Property and equipment                                      158,638     141,397
Intangible assets                                              --        38,949
                                                          ---------   ---------
TOTAL ASSETS                                                696,837     895,349
                                                          ---------   ---------

LIABILITIES, PREFERRED STOCK AND
    STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT

Accounts payable, trade                                     385,453     736,682
Other accounts payable and accrued liabilities               70,852     128,083
Accrued lease liability                                     515,002     515,002
Accrued employee benefits                                   185,737     203,027
Deferred revenue                                            107,056     189,425
Dividends                                                   246,798      61,500
Unsecured promissory notes                                  123,405     187,984
                                                          ---------   ---------
TOTAL CURRENT LIABILITIES                                 1,634,303   2,021,703
                                                          ---------   ---------

LONG TERM LIABILITIES

Deferred revenue                                             69,387     122,278
Unsecured promissory notes                                  767,220     625,595
                                                          ---------   ---------
TOTAL LIABILITIES                                         2,470,910   2,769,576
                                                          ---------   ---------

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $10.00 par value, 5,000,000 shares
 authorized Series D Convertible Preferred Stock,
 250,000 shares designated, 145,000 and 205,000
 issued and outstanding, respectively. Liquidation
 preference of $1,670,883 and $2,050,000,
 respectively.                                            1,450,000   2,050,000

Series E Convertible Redeemable Preferred Stock,
 15,000 shares designated, 8,768 and 0 issued
 and outstanding, respectively. Liquidation
 preference of $902,715 and $0, respectively.               862,050          --

Common stock, $.001 par value, authorized
 200,000,000, 160,527,868 and 147,604,343
 shares outstanding, respectively.                          160,528     147,605

Additional paid-in capital                               64,316,408  61,022,460

Dividends                                                  (246,798)    (61,500)
Accumulated deficit                                     (68,316,261)(65,032,792)
                                                          ---------   ---------
TOTAL STOCKHOLDERS' DEFICIT                              (1,774,073) (1,874,227)
                                                          ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                  696,837     895,349
                                                          ---------   ---------

See accompanying notes


e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          [See Note 1 - Nature of Operations and Basis of Presentation]

                                                                        2004             2003             2002
                                                                         $                 $                $
                                                                    ------------     ------------      ------------
REVENUES - products                                                    2,686,894        2,224,961         1,852,933
         - services                                                      731,286          372,402           564,101
                                                                    ------------     ------------      ------------
                                                                       3,418,180        2,597,363         2,417,034
                                                                    ------------     ------------      ------------
Cost of revenues - products                                            2,438,683        3,365,086         2,578,071
                 - services                                              290,100          131,972           399,909
                                                                    ------------     ------------      ------------
                                                                       2,728,783        3,497,058         2,977,980
                                                                    ------------     ------------      ------------
GROSS PROFIT (LOSS)                                                      689,397       (899,695)           (560,946)
                                                                    ------------     ------------      ------------

OPERATING EXPENSES

Selling and administrative                                             1,486,620        3,531,719         2,967,227
Research and related expenditures                                      1,531,177        1,410,506         2,327,283
                                                                    ------------     ------------      ------------
Total operating expenses                                               3,017,797        4,942,225         5,294,510
                                                                    ------------     ------------      ------------
OPERATING LOSS                                                        (2,328,400)      (5,841,920)       (5,855,456)
                                                                    ------------     ------------      ------------

OTHER INCOME (EXPENSE)

Interest expense                                                        (121,698)        (741,435)         (234,533)
Loss on disposal of property and equipment                               (66,346)         (82,949)           (2,916)
Interest income                                                              424            1,761            57,529
Other income                                                                (323)          (1,259)          242,310
                                                                    ------------     ------------      ------------
TOTAL OTHER  (EXPENSE) INCOME                                           (187,943)        (823,882)           62,390
                                                                    ------------     ------------      ------------
Loss before provision for income taxes                                (2,516,343)      (6,665,802)       (5,793,066)
Provision for income taxes                                                    --               --                --
                                                                    ------------     ------------      ------------
LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                              (2,516,343)      (6,665,802)       (5,793,066)
Series E preferred stock beneficial conversion feature                  (693,615)              --                --
Accretion on Series E preferred stock                                         --               --                --
Accrued dividends on the Series C, D and E preferred stock              (258,827)         (61,500)          (26,332)
                                                                    ------------     ------------      ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS FOR THE YEAR                 (3,468,785)      (6,727,302)       (5,819,398)
                                                                    ------------     ------------      ------------
Net loss per common share                                                  (0.02)           (0.05)            (0.04)
                                                                    ------------     ------------      ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                             155,100,330      140,065,107       130,782,909
                                                                    ------------     ------------      ------------

See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
         [See Note 1 - Nature of Operations and Basis of Presentation]

                                                             ADDITIONAL PAID-IN CAPITAL

                                            COMMON STOCK      COMMON    PREFERRED                ACCUMULATED
                                         SHARES     AMOUNT    STOCK     STOCK      DIVIDENDS       DEFICIT
                                      ----------- ---------- ---------- ---------- ----------    -----------
BALANCE, MARCH 31, 2001               130,175,406    130,175 54,427,286         --         --    (52,547,592)
Stock issued on exercise
 of stock options                         500,000        500     45,000         --         --             --
Stock issued on exercise of warrants      779,280        780    240,823         --         --             --
Stock issued on conversion of Series C
   preferred stock                        912,612        912    821,315         --         --             --
Shares issued for services                170,000        170    202,430         --         --             --
Value assigned to 850,000 warrants
 granted in connection with
 issuance of the 12% SP Notes                  --         --    459,470         --         --             --
Stock based compensation expense               --         --     24,600         --         --             --
Loss for the year                              --         --         --         --         --     (5,793,066)
Accrued dividends on the
 Series C preferred stock                      --         --         --         --         --        (26,332)
                                      ----------- ---------- ---------- ---------- ----------    -----------
BALANCE, MARCH 31, 2002               132,537,298    132,537 56,220,924         --         --    (58,366,990)
                                      ----------- ---------- ---------- ---------- ----------    -----------
Shares issued for Cash                  9,177,457      9,178  3,472,422         --         --             --
Stock issued on
 exercise of stock options                868,750        870    113,251         --         --             --
Purchase of Intangibles for stock         125,000        125     49,875         --         --             --
Shares issued to vendors                3,558,498      3,558    727,994         --         --             --
Shares issued for interest              1,337,340      1,337    252,909         --         --             --
Value assigned to 400,000 options
 issued to consultant                          --         --    185,085         --         --             --
Issuance of Series D preferred stock           --         --         --  2,050,000         --             --
Loss for the year                              --         --         --         --         --     (6,665,802)
Accrued dividends on the
 Series D preferred stock                      --         --         --         --    (61,500)            --
                                      ----------- ---------- ---------- ---------- ----------    -----------
BALANCE, MARCH 31, 2003               147,604,343    147,605 61,022,460  2,050,000    (61,500)   (65,032,792)
                                      ----------- ---------- ---------- ---------- ----------    -----------
Shares issued for Cash                  4,913,160      4,913    928,587         --         --             --
Stock issued on
 exercise of stock options              1,019,838     1,020    151,305          --         --             --
Stock issued on exercise of warrants      808,788        809     71,131         --         --             19
Shares issued for debt                  1,052,632      1,053    198,946         --         --             --
Shares issued to vendors                  195,913        196     49,067         --         --             --
Shares issued for conversion of
 Series E preferred stock               1,183,073      1,183    407,519   (400,200)     8,502         (8,502)
Shares issued for conversion
 of Series D preferred stock            3,500,121      3,500    661,528   (600,000)    65,028        (65,028)
Value assigned to 250,000
 restricted shares of common
 stock issued to vendor                   250,000        250    132,250         --         --             --
Beneficial conversion feature
 on Series E preferred stock                   --         --    693,615         --         --       (693,615)
Issuance of Series E preferred stock           --         --         --  1,262,250         --             --
Loss for the year                              --         --         --         --         --     (2,516,343)
Accrued dividends on the
 Series D preferred stock                      --         --         --         --   (224,412)            --
Accrued dividends on the
 Series E preferred stock                      --         --         --         --    (34,416)            --
                                      ----------- ---------- ---------- ---------- ----------    -----------
BALANCE, MARCH 31, 2004               160,527,868    160,528 64,316,408  2,312,050   (246,798)    (68,316,261)
                                      ----------- ---------- ---------- ---------- ----------    -----------

See accompanying notes



E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          [See Note 1 - Nature of Operations and Basis of Presentation]

                                                                        2004              2003           2002
                                                                          $                 $              $
                                                                     -----------      -----------    -----------
OPERATING ACTIVITIES
Loss for the year                                                     (2,516,343)      (6,665,802)    (5,793,066)
Adjustments to reconcile loss to net cash used by
  operating activities:
  Depreciation and amortization                                           99,853          199,119        162,718
  Allowance for doubtful accounts                                         36,018           64,938         73,899
  Loss on disposal of property and equipment                              66,346           82,949          2,916
  Gain on settlement of accounts payable debt                           (162,828)              --             --
  Loss on impairment of asset                                                 --          129,930             --
  Stock issued as payment to vendor                                           --               --        202,600
  Write-down of obsolete inventory                                            --          698,594             --
  Stock options issued to consultant                                          --          185,085             --
  Warrants issued as finders fee                                              --               --         53,734
  Gain on sale of investment                                                  --               --        (30,124)
  Accrued interest and accretion on secured
   and unsecured promissory notes                                         112,481         442,258        234,130
  Stock based compensation expense                                            --               --         24,600
Changes in assets and liabilities:
  Accounts receivable, trade                                             109,368          372,035       (162,394)
  Inventory                                                              133,786           72,833       (894,436)
  Prepaid expenses and other                                              63,506          (34,490)       (35,495)
  Deferred contract charges                                              218,192         (127,044)       (91,148)
  Accounts payable, trade                                                 (6,638)         (47,906)       710,554
  Other accounts payable and accrued liabilities                         (57,233)        (180,152)        80,061
  Accrued employee benefits                                              (17,290)         (44,875)        36,128
  Deferred revenue                                                      (135,260)         181,491        112,434
                                                                     -----------      -----------    -----------
CASH USED IN OPERATING ACTIVITIES                                     (2,056,042)      (4,671,036)    (5,312,889)
                                                                     -----------      -----------    -----------

INVESTING ACTIVITIES

Purchase of property and equipment                                      (145,690)        (157,286)       (90,580)
Proceeds from sale of investment                                              --               --         30,124
Proceeds from sale of asset                                                1,200               --             --
Decrease (increase) in restricted cash                                        --          145,073       (145,073)
Decrease (increase) in certificate of deposit                                 --           58,696         (3,472)
                                                                     -----------      -----------    -----------
CASH (USED) PROVIDED BY INVESTING ACTIVITIES                            (144,490)          46,483       (209,001)
                                                                     -----------      -----------    -----------

FINANCING ACTIVITIES

Proceeds from issuance of common stock                                   933,500        3,475,619             --
Proceeds from issuance of Unsecured Notes                                269,300        1,842,000             --
Proceeds from issuance of Series E preferred stock                     1,262,250               --             --
Proceeds from issuance of SP Notes                                            --               --      1,000,000
Proceeds from issuance of 5% SP Notes                                         --               --      1,200,000
Payment on 5% SP Notes                                                        --       (1,200,000)            --
Payment on Secured Promissory Note                                      (104,754)              --             --
Proceeds from exercise of warrants                                        71,959               --        241,603
Proceeds from exercise of stock options                                  152,325          114,121         45,500
Deferred financing charge                                                     --           31,500        (31,500)
                                                                     -----------      -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                  2,584,580        4,263,240      2,455,603
                                                                     -----------      -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE YEAR         384,048         (361,313)    (3,066,287)
Cash and cash equivalents, beginning of year                              83,906          445,219      3,511,506
                                                                     -----------      -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   467,954           83,906        445,219
                                                                     -----------      -----------    -----------

See accompanying notes


E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation, (the "Company") is incorporated under the laws of Delaware. The Company offers proprietary technology platforms and engineering services to create portable digital devices that can link to personal computers, the Internet and other electronic devices. The Company markets to Original Equipment Manufacturers ("OEMs") and Original Design Manufacturers ("ODMs") complete reference designs and technology platforms with a focus on digital music dictation equipment, consumer electronics, digital image and video and other electronic product markets.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $68,316,261 at March 31, 2004 [2003 - $65,032,792]. At March 31, 2004, the
Company had a working capital deficiency of $1,096,104. Substantial portions of the losses are attributable to marketing costs of the Company's new technology and substantial expenditures on research and development of technologies. Since March 31, 2002, the Company has experienced substantial reduction in cash, projected revenues and increased costs that adversely affect the Company's current results of operations and liquidity. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to OEM and ODM customers and new markets and (c) raising additional capital and/or obtaining financing.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. FAIR VALUE OF FINANCIAL INSTRUMENTS The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable trade, other accounts payable and accrued liabilities, accrued lease liability, accrued employee benefits, preferred stock and unsecured promissory notes. Management has determined that the carrying value of cash and cash equivalent, accounts receivable, accounts payable trade and other accounts payable and accrued liabilities and accrued employee benefits approximate their fair value due to their short term nature. Management has determined that the carrying value of the preferred stock and unsecured promissory notes approximates its fair value based on discounted cash flows at market rates. The fair value of the accrued lease liability is not readily determinable as it has no fixed repayment terms.

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

LOSS PER SHARE

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share reflect the potential dilution of securities that could share in the loss of an entity. As at March 31, 2004, stock options, warrants and convertible preferred stock exercisable into 19,727,293 [2003 - 16,568,070] [2002 - 7,429,412] shares of common stock were outstanding. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

The provisions of each of the Company's series C, D and E of preferred stock provided for a 7%, 12% and 8% per annum accretion, respectively in the conversion value (similar to a dividend). These amounts increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:


Years ended March 31,                                      2004          2003          2002
                                                       ------------  -----------   -----------
Net loss                                              $ (2,516,343)  $(6,665,802)  $(5,793,066)
Imputed deemed dividends on Series E preferred stock      (693,615)            -             -

Accretion on preferred stock:
Series C preferred stock, 7% stated rate                         -             -       (26,332)
Series D preferred stock, 12% stated rate                 (224,411)      (61,500)            -
Series E preferred stock, 8% stated rate                   (34,416)            -             -
                                                       ------------  -----------   -----------
Net loss available to common stockholders              $(3,468,785)  $(6,727,302)  $(5,819,398)
                                                       ============  ===========   ===========


GUARANTEES AND INDEMNIFICATIONS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN No. 45:

The Company provides a one year limited warranty for most of its products. See "Warranty Liabilities."

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, customers and landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

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

Research and development contract revenue on long-term projects is recognized on the percentage of completion method. Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned.

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

ADVERTISING

Advertising costs are charged to expense as incurred. The Company expensed $12,263, $64,072 and $116,488 for the years ending March 31, 2004, 2003 and
2002, respectively.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

WARRANTY LIABILITY

The Company warrants its products to be free from defects in materials and workmanship for a period ranging up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. The Company currently provides direct warranty service. Some agreements with OEM customers require certain quantities of product be made available for use as warranty replacements. International market warranties are generally similar to the U.S. market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See Schedule II for additional information regarding warranties.

INTEREST EXPENSE

Interest expense includes interest expense and non-cash amortization of debt discount.

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

STOCK BASED COMPENSATION

The Company has a stock-based employee and non-employee compensation plan, which is described more fully in Note 13. The Company accounts for stock-based employee and non-employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123."

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0% [2003 - 0%] [2002
- 0%]; expected volatility of 96 [2003- 1.08] [2002 - 1.00] a risk free interest rate of 1.74% [2003 - 3.16%] [2002 - 5.0%] and an expected life of 2.0 years
[2003 - 2.0 years] [2002 - 2.5 years]. The following table summarizes the weighted average fair value of the stock options granted during the year:


Year Ended March 31,                                        2004          2003          2002
                                                         ----------    ----------     ----------
Net loss as reported                                    $(3,468,785)  $(6,727,302)   $(5,819,398)
  Add: Total stock-based employee compensation recorded           -             -              -
  Deduct: Total stock-based employee compensation
   expense determined under fair value
   based method for all awards                             (273,469)     (981,739)    (5,183,186)
                                                         ----------    ----------     ----------
Pro forma net loss                                      $(3,742,254)  $(7,709,041)  $(11,002,584)
                                                         ----------    ----------     ----------

Earnings per share:

   Basic-as reported                                         $(0.02)       $(0.05)        $(0.04)
   Basic-pro forma                                           $(0.02)       $(0.05)        $(0.04)
   Diluted-as reported                                       $(0.02)       $(0.05)        $(0.08)
   Diluted-pro forma                                         $(0.02)       $(0.05)        $(0.08)

COMPREHENSIVE INCOME

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2004, 2003 and 2002, there were no material differences between comprehensive income and net loss for the year.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset's fair value.

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

COMMON STOCK ISSUED FOR SERVICES

The Company records compensation expense for common stock issued for services based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing-bid stock price on the day of issuance.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS

Certain amounts included in the prior year financial statements have been reclassified to conform with the current years presentation. These reclassifications have no affect on the reported net income.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

3. CREDIT RISK

Financial instruments totaling $504,105 [2003 - $265,442] which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, certificate of deposit, accounts receivable. The Company maintains cash and cash equivalents with two financial institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from two major customers comprise approximately 69% and 23%, respectively of accounts receivable at March 31, 2004. Amounts owing from two major customers comprise approximately 50%, and 26%, respectively of accounts receivable at March 31, 2003.

4. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three major customer comprised approximately 36%, 26% and 11% of revenues respectively in fiscal 2004 [2003 - one customers comprised 22%] [2002 - two customer comprised 35% and 14%]. As at December 31, 2002, the Company satisfied its contractual obligations to one of its significant customers and has not received any additional purchase orders. The Company's agreement with this customer has not been renewed and it expects no additional sales from this customer.

The Company has supply agreements with three suppliers for the production of its products. The Company has no other significant suppliers.

The Company purchases most of its primary components from two distributors accounting for 19% and 14% of total purchases for fiscal 2004. Purchases from these two distributors accounted for approximately 17% and 15% of total Company purchases in fiscal 2003. One of the distributors accounted for approximately 29% of total Company purchases in fiscal 2002.

The provision for doubtful accounts receivable at March 31, 2003 was $138,236. During the year ended March 31, 2004, management increased the provision for doubtful accounts by $36,019, and recorded no discount in the provision, and accordingly, the provision for doubtful accounts receivable at March 31, 2004 is $174,255.

5. OTHER INCOME

Other Income of ($1,259) in fiscal 2003 consists of Delaware and California corporate taxes. Other Income of $242,310 in fiscal 2002 is comprised primarily of $212,000 reversal of amounts originally accrued in accounts payable that arose in the normal course of business for services rendered to the Company or goods delivered to the Company that were approximately five to seven years old.

6. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.
                                                MARCH 31,      MARCH 31,
                                                  2004           2003
                                                   $               $
-----------------------------------------------------------------------
Finished goods                                      --          140,581
Raw materials                                    9,609            4,649
-----------------------------------------------------------------------
Reserve obsolete                                 4,600            6,435
-----------------------------------------------------------------------
                                                 5,009          138,795
-----------------------------------------------------------------------

7. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:


                                                                     2004        2003        2002
                                                                       $          $           $
                                                                  ----------  ----------  ----------
Non-cash financing activities:

    Stock based compensation expense                                      --     185,085          --
   Common stock issued on conversion of
   Series E and D preferred stock                                  1,073,730          --          --
   Common stock issued on conversion of Series C preferred stock          --          --     822,227
   Shares issued for interest                                             --     254,246          --
   Shares issued for debt                                            200,000          --          --
Value assigned to 850,000 warrants granted in connection
   with the issuance of the 12% SP Notes                                  --          --     459,470
Value assigned to 445,913 restricted common shares issued to
   vendors for services                                              181,763          --          --
Accrued dividends on Series A and C preferred stock                       --      61,500      26,332
Accrued dividends on Series D and E preferred stock                  185,298          --          --
Beneficial conversion feature on the
 issuance of Series E preferred stock                                693,615          --          --
Common stock issued for intangibles                                       --      50,000          --
Conversion of SP Notes and Unsecured Notes into Series D
   preferred stock                                                        --   2,050,000          --
Stock issued as payment to suppliers                                      --     742,704          --
Cash payments for interest were as follows:
   Interest                                                            9,198      81,237         403
                                                                  ----------  ----------  ----------

8. PROPERTY AND EQUIPMENT


                                                                                      ACCUMULATED
                                                                                 DEPRECIATION AND          NET BOOK
                                                                       COST          AMORTIZATION             VALUE
                                                                          $                     $                 $
                                                                  ---------             ---------         ---------
2004
Computer hardware and software                                       71,985                65,678             6,307
Furniture and equipment                                              26,499                23,982             2,517
Machinery and equipment                                              79,302                60,295            19,007
Leasehold improvements                                              174,960               174,960                --
Tooling                                                             204,652                73,845           130,807
                                                                  ---------             ---------         ---------
                                                                    557,398               398,760           158,638
                                                                  ---------             ---------         ---------


                                                                                      ACCUMULATED
                                                                                 DEPRECIATION AND          NET BOOK
                                                                       COST          AMORTIZATION             VALUE
                                                                          $                     $                 $
                                                                  ---------             ---------         ---------
2003
Computer hardware and software                                      155,310               130,310            25,000
Furniture and equipment                                              65,251                60,250             5,001
Machinery and equipment                                              91,929                68,872            23,057
Leasehold improvements                                              174,960               164,102            10,858
Tooling                                                              99,152                21,671            77,481
                                                                  ---------             ---------         ---------
                                                                    586,602               445,205           141,397
                                                                  ---------             ---------         ---------

For the year ended March 31, 2003, the company incurred a loss on impairment of asset of $129,930.

9. INTANGIBLE ASSETS

                                                                                      ACCUMULATED          NET BOOK
                                                                       COST          AMORTIZATION             VALUE
                                                                          $                     $                 $
                                                                  ---------             ---------         ---------
2004
Website development costs                                            43,150                43,150                --
Patents                                                              39,409                39,409                --
                                                                  ---------             ---------         ---------
                                                                     82,559                82,559                --
                                                                  ---------             ---------         ---------
2003

Website development costs                                            93,150                56,437            36,713
Patents                                                              39,409                37,173             2,236
                                                                  ---------             ---------         ---------
                                                                    132,559                93,610            38,949
                                                                  ---------             ---------         ---------

10. SECURED PROMISSORY NOTES

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

11. UNSECURED PROMISSORY NOTES

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

[B]      15% UNSECURED NOTES

On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. The Company entered into a forbearance agreement with the investor through and including December 31, 2002. On December 30, 2002, the Company issued 133,223 shares of Common Stock in consideration for all accrued and unpaid interest. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004. On January 14, 2004, the holder of the 15% Unsecured Note agreed to postpone principle and interest payments on the note until December 31, 2004.

 [C]     24% UNSECURED NOTES

On March 17, 2003, the Company issued a 24% Unsecured Promissory Note ("24% Unsecured Note") for gross cash proceeds of $42,000 to a director to finance inventory purchases. On March 31, 2003, the Company repaid all accrued interest and $6,938 of principal. At March 31, 2003 the principal amount due under the 24% Unsecured Note was $35,454. On April 28, 2003, we issued an additional $37,800 of this same 24% Unsecured Note to the same director. On June 10, 2003, we redeemed the outstanding balance and accrued interest on the 24% Unsecured Note. On July 3, 2003, the note principal and interest in the amount of $74,532 was paid.

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $3,919,000[2003 - $2,478,000] has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:

                                                      2004             2003
                                                        $                $
                                                  -----------       -----------
DEFERRED TAX LIABILITIES

State Taxes                                           652,000           482,000
Tax over book depreciation                             13,000            13,000
                                                  -----------       -----------
TOTAL DEFERRED TAX LIABILITIES                        665,000           495,000
                                                  -----------       -----------
DEFERRED TAX ASSETS

Net operating loss carryforwards                   22,291,000        18,179,000
Other                                                 212,000           235,000
                                                  -----------       -----------
TOTAL DEFERRED TAX ASSETS                          22,503,000        18,414,000
Valuation allowance for deferred tax assets       (21,838,00)      (17,919,000)
                                                  -----------       -----------
NET DEFERRED TAX ASSETS                               665,000           495,000
                                                  -----------       -----------
NET DEFERRED TAX BALANCE                                   --                --
                                                  -----------       -----------

The net provision for income taxes in 2004 and 2003 is $nil as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

                                                            LIABILITY METHOD
                                                        ------------------------
                                                         2004    2003      2002
                                                           %       %        %
                                                        -----   -----     -----
U.S. federal statutory rate                              35.0    35.0      35.0
U.S. federal net operating loss rate                    (35.0)  (35.0)    (35.0)
                                                        -----   -----     -----
Effective rate on operating loss                           --      --        --
                                                        -----   -----     -----

The Company has U.S. federal net operating loss carryforwards available at March 31, 2004 of approximately $51,000,000 [2003 - $48,000,000] which will begin to expire in 2006. The Company has state net operating loss carryforwards of $16,000,000 [2003 - $15,000,000] which will expire beginning in 2004. The difference between federal and state net operating loss carryforwards is due to the 50% limitation of California loss carryforwards and to expiring California carryforwards.

13. CAPITAL STOCK

AUTHORIZED CAPITAL

The authorized capital of the Company consists of 200,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

COMMON STOCK

The issued common stock of the Company consisted of 160,527,868 and 147,604,343 common shares as of March 31, 2004 and March 31, 2003, respectively.

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

During 2004, 3,412,000 [2003 - 2,805,000] options were granted at exercise prices ranging from $0.155 to $0.50 [2003 - $0.28 to $0.55] per share. Options granted during 2004 and 2003 were under the 1994 Stock Option Plan. The following table summarizes stock option transactions:

                                                               WEIGHTED AVERAGE
                                                  SHARES        EXERCISE PRICE
                                                     #                 $
-------------------------------------------------------------------------------
FISCAL 2002

Outstanding March 31, 2001                       5,729,000          3.1172
-------------------------------------------------------------------------------
     Granted                                     1,085,000          1.2824
     Canceled/expired                            (150,000)          5.4600
     Forfeited                                   (248,250)          3.5592
     Exercised                                   (500,000)          0.1000
-------------------------------------------------------------------------------
Outstanding March 31, 2002                       5,915,750          2.9578
-------------------------------------------------------------------------------
FISCAL 2003

     Granted                                     2,805,000          0.4442
     Canceled/expired                           (2,115,000)         5.4600
     Forfeited                                  (1,793,750)         1.5634
     Exercised                                   (868,750)          0.1314
-------------------------------------------------------------------------------
Outstanding March 31, 2003                       3,943,250          1.0846
-------------------------------------------------------------------------------
FISCAL 2004

     Granted                                     3,412,000          0.1641
     Canceled/expired                           (2,193,747)         0.6377
     Exercised                                  (1,019,838)         0.1494
-------------------------------------------------------------------------------
Outstanding March 31, 2004                       4,141,665          0.7993
-------------------------------------------------------------------------------
Exercisable at March 31, 2004                    3,086,990          0.9947
-------------------------------------------------------------------------------

Weighted average fair value of options granted during the year        0.08

The following table summarizes the number of options exercisable at March 31, 2004 and the weighted average exercise prices and remaining contractual lives of the options.


                                                                                                   WEIGHTED AVERAGE
                                                                                   WEIGHTED         EXERCISE PRICE
     RANGE OF             NUMBER               NUMBER             WEIGHTED          AVERAGE           OF OPTIONS
     EXERCISE         OUTSTANDING AT       EXERCISABLE AT          AVERAGE         REMAINING        EXERCISABLE AT
      PRICES          MARCH 31, 2004       MARCH 31, 2004      EXERCISE PRICE     CONTRACTUAL       MARCH 31, 2004
         $                   #                    #                   $              LIFE                  $
--------------------------------------------------------------------------------------------------------------------
  0.155 to 0.23       2,047,165              1,099,170              0.15         4.05 years             0.155
   0.42 to 0.55       1,072,500                987,500              0.47         3.04 years             0.47
   1.03 to 1.75         360,000                338,320              1.46         1.73 years             1.48
 2.00 to 2.6875         437,000                437,000              2.30         1.21 years             2.30
          4.09          225,000                225,000              4.09         0.42 years             4.09
--------------------------------------------------------------------------------------------------------------------
                      4,141,665              3,086,990              0.79         3.31 years             0.99
--------------------------------------------------------------------------------------------------------------------



The options generally vest over a period of two to three years.

THE 2000 EMPLOYEE STOCK COMPENSATION PLAN

In August 2000, the Board of Directors adopted the Company's 2000 Employee Stock Compensation Plan (the "Plan") authorizing the issuance of 250,000 shares of the Company's Common Stock. The Plan was intended to provide equity incentives to recruit and retain employees. The Plan provided for stock compensation through grants of the Company's Common Stock. Awards of shares could be made as compensation for services rendered, directly or in lieu of other compensation payable, as a bonus in recognition of past service or performance or could be sold to an employee in exchange for cash, property, services rendered or other lawful forms of consideration. Shares awarded other than for services rendered were not to be sold at less than fair market value. The Plan terminated on November 9, 2003 and no shares have been issued under the Plan.

SHARE WARRANTS

The Company has outstanding share warrants as of March 31, 2004, granted in connection with private placements and convertible notes payable, entitling the holders to purchase one common share for each warrant held as follows:

NUMBER OF        EXERCISE PRICE
DESCRIPTION      COMMON SHARES      PER SHARE $    EXPIRATION DATE
-------------------------------------------------------------------
Warrant              1,712,333         0.60            May 18, 2004
Warrant                 46,189         0.19         October 5, 2005
Warrant                856,166         1.00       November 18, 2005
Warrant                550,000         0.19       September 30,2006
-------------------------------------------------------------------
Total                3,164,688
-------------------------------------------------------------------

In connection with the issuance of the Series C stock in October 2000, the Company issued warrants with an exercise price of $5.20. In April 2002, 161,662 warrants, which were issued to the investors and a placement agent in connection with the Series C stock were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of shares of Common Stock in April 2002. Pursuant to the anti-dilution protection given to the warrant holders, the warrants have been further repriced as follows: $0.38 on June 7, 2002; $0.31 on November 1, 2002; $0.30 on November 18, 2002; $0.205 on November 17 and $0.19 on December 24, 2002. At March 31, 2004 a total of 46,189 warrants remain outstanding.

In connection with the issuance of the SP Notes, the Company issued warrants with an exercise price of $0.75. In April 2002, 850,000 warrants, which were issued to the investors and a placement agent in connection with the SP Note were repriced from $0.75 to $0.53. The warrants were repriced pursuant to anti-dilution protection given to the warrant holders triggered by the sale of shares of Common Stock in April 2002. Pursuant to the anti-dilution protection given to the warrant holders, the warrants have been further repriced as follows: $0.38 on June 7, 2002; $0.31 on November 1, 2002; $0.30 on November 18, 2002; $0.205 on November 17 and $0.19 on December 24, 2002. At March 31, 2004 a
total of 550,000 warrants remain outstanding.

In connection with the issuance of the Series E stock, the Company issued 1,712,333 Series A and 856,166 Series B warrants with an exercise price of $0.60 and $1.00, respectively. At March 31, 2004 an aggregate of 2,568,499 warrants remain outstanding.

COMMON STOCK ISSUED FOR SERVICES

During the year ended March 31, 2004, the Company issued 445,913 [2003 - 3,558,498] shares of common stock, based on quoted market prices, to third parties as consideration for the fair value of services provided to the Company.

COMMON STOCK ISSUED FOR INTEREST

During the year ended March 31, 2004, the Company issued nil [2003 - 1,337,340] [2002 - nil] shares of common stock, based on quoted market prices, to third parties as consideration for accrued interest on the SP Notes, the Unsecured Notes and the 15% Unsecured Note.

14. REDEEMABLE AND NON-REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock in one or more series from time to time by action of the Board of Directors.


The following is a summary of the terms of the preferred stock series outstanding during the two fiscal years ended March 31, 2004.

        PREFERRED         ISSUANCE       AGGREGATE     NUMBER OF SHARES
         SERIES             DATE       PURCHASE PRICE  AUTHORIZED/ISSUED                    TERMS

    ------------------ --------------- --------------- ------------------ ------------------------------------------
     12% Convertible                                                      Purchase price plus 12% accretion.
     Non-redeemable                                                       Convertible at $0.19 per share subject
     Series D stated   December 2002     $2,050,000     205,000/205,000   to certain adjustment if the company
     value of $10                                                         issues shares less then $0.19 per share.
     per share
    ------------------ --------------- --------------- ------------------ ------------------------------------------
     8% Convertible                                                       Purchase price plus 8% accretion. Convertible
     Redeemable Series                                                    at $0.45 for the first 90 days following
     E issued at $100                                                     original issuance date then lower of $0.45
     per share         November 2003     $1,277,000      15,000/12,770    and 85% of market. With a floor of $0.19 per share.
                                                                          Automatic conversion on November 19, 2005.
    ------------------ --------------- --------------- ------------------ ------------------------------------------

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

On November 19, 2003, the Company issued 12,770 shares of 8% Series E Convertible Redeemable Preferred Stock (the "Series E Stock") with a stated value of $100 per share. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of common stock ("Common Stock") at the election of the company. The stated dollar amount of Series E Stock, is convertible into fully paid and nonassessable shares of Common Stock at a conversion price $0.45 per share which is fixed for the first 90 days following the original issue date, and commencing 90 days following the original issue date, the conversion price shall equal the lower of (i) $0.45 and (ii) 85% of the average of the volume weighted average price per share during the ten consecutive trading days immediately preceding the conversion date. The Series E Stock shall be subject to automatic conversion on November 19, 2005 subject to certain conditions.

The Series E Stock is redeemable in certain instances at the Company's option eighteen month upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or
(b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share.

The Company also issued to the purchasers of the Series E Stock, Series A Warrants to purchase 1,712,333 shares of Common Stock at $0.60 per share exercisable until May 18, 2004 and Series B Warrants to purchase 856,166 shares of Common Stock at $1.00 per share exercisable until November 18, 2005.

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

In connection with the Series E Stock financings, the Company incurred as finder's fee for $7,250 in cash and, in connection therewith, issued to such finder a 9,666 Series A and 4,833 Series B warrant with an aggregate fair market value of $2,755.

As of March 31, 2004, the Series D and E Stock would have been convertible into 8,794,123 and 3,626,817 shares of Common Stock, respectively. The following table summarizes values assigned as deemed dividends for the value of the warrants and the beneficial conversion feature on each preferred stock issuance.


                                                                                                    Value of
                                                                                    Value          Beneficial
     Preferred                     Number of        Warrant            Warrant      Assigned       Conversion
      Series      Issuance Date    Warrants      Exercise Price    Expiration Date  to Warrant      Discount
   -------------- --------------- ------------ ------------------- ---------------- ----------- -----------------

    7% Series B        June 1999      195,000        $2.40               June 2004    $390,000                 -
   -------------- --------------- ------------ ------------------- ---------------- ----------- -----------------

    7% Series C     October 2000      230,946  $0.19, as adjusted     October 2005    $582,905        $3,417,095
   -------------- --------------- ------------ ------------------- ---------------- ----------- -----------------

    8% Series E    November 2003    1,712,333        $0.60                May 2004    $273,973          $205,600
   -------------- --------------- ------------ ------------------- ---------------- ----------- -----------------

    8% Series E    November 2003      856,166        $1.00           November 2005    $214,042                 -
   -------------- --------------- ------------ ------------------- ---------------- ----------- -----------------


15. COMMITMENTS AND CONTINGENCIES

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of March 31, 2004, the Company did not have any significant litigation outstanding, and management does not expect any matters to have a material impact on the Company's liquidity or the financial statements taken as a whole.

In September 2002, we notified APL Direct Logistics that we are terminating the three-year fulfillment agreement. We believe that the total amount due to APL is $78,392 and has been recorded as a current liability. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

The Company relies on Maycom Co., Ltd. for the manufacture of its wireless product developed for Softeq and IFE products, DigitalWay Co., Ltd. for the manufacture of its Odyssey. The Company depends on its contract manufacturers to
(i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on the Company's business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for equipment delivered to the Company and were recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately five years old. The amount owing to the vendor may still be due but as the Company has had no contact with the vendor, the amount may not require payment. Accordingly, the accrued lease liability reflects management's best estimate of the amount that may be due. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

FACILITY LEASE

On July 11, 1997, the Company entered into a three-year joint lease agreement with American Technology Corporation, for property located in San Diego, California. In September 2000, the Company amended the three-year lease to become an independent lessee and acquired an additional 1,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. From August 2002 until December 2003 the aggregate monthly lease payments was $16,606. In January 2004, the Company amended the lease to reduce the occupied office space to 7,500 square feet with an aggregate monthly lease payment of $9,290 inclusive of utilities and costs and expiring on July 31, 2006. Office rent expense recorded by the Company for the year ended March 31, 2004, was $155,375 [2003 - $196,716] [2002 - $191,859].

The total operating lease obligations under the lease for office space is $260,120 of which the Company's minimum commitments is as follows:

2004                                                                  $111,480
2005                                                                   111,480
                                                                      --------
2006                                                                    37,160
                                                                      --------
                                                                      $260,120
                                                                      ========

17. EMPLOYEE BENEFIT PLAN

The Company had a 401(k) plan covering eligible employees, which was discontinued in the quarter ending June 30, 2003. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the year ended March 31, 2004, the Company made $1,972 [2003 - $9,299] [2002 -- $7,992] in matching contributions.

18. SUBSEQUENT EVENTS  (UNAUDITED)

Subsequent to the fiscal year ended March 31, 2004, the Company received cash proceeds of $1,550 for the exercise of 10,000 stock options and 5,118 shares of Series E stock were converted into 2,376,673 common shares

On June 25, 2004, the Company issued 12% Subordinated Promissory Notes ("12% SP Notes") for gross cash proceeds of approximately $1,000,000 to certain accredited investors. The 12% Sub Notes mature on July 1, 2005. The interest under the 12% Sub Notes is paid in cash monthly at a rate of 12% per annum. In addition, each investor of $100,000 will receive Warrants on 200,000 common shares exercisable at $0.25 per share and expiring on June 30, 2007.

19. RELATED PARTY TRANSACTIONS

In March 2003, the Company issued to a director to finance inventory purchases a 24% Unsecured Promissory Note ("24% Unsecured Note") for gross cash proceeds of $42,000 and in April 2003 increased the note by $37,800. For the nine months ended December 31, 2003, the Company recorded $2,782 in interest expense. On July 3, 2003, the note principal and interest in the amount of $74,532 was paid.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
e.Digital Corporation and subsidiary

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Our report covering the basic financial statements indicates that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the financial statements do not include any adjustments, that might result from the outcome of this uncertainty.

                                      /s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 18, 2004


E.DIGITAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                        Balance at       Charged to
                                       beginning of       cost and                         Balance at end
Description                              period           expense        Deductions          of period
-----------                             --------           --------       --------             --------

Year ended March 31, 2004              $138,236             36,018             --             $174,255
                                       --------           --------       --------             --------
Year ended March 31, 2003              $ 73,899             64,938            601             $138,236
                                       --------           --------       --------             --------
Year ended March 31, 2002              $     --             73,899             --             $ 73,899
                                       --------           --------       --------             --------



RESERVE FOR OBSOLESCENCE

                                   Balance at        Charged to
                                   beginning of      cost and                         Balance at end
Description                        period            expense          Deductions        of period
-----------                        --------          --------          --------          --------

Year ended March 31, 2004          $  6,435                --             1,835         $   4,600
                                   --------          --------          --------          --------
Year ended March 31, 2003          $ 55,965           698,594           748,124         $   6,435
                                   --------          --------          --------          --------
Year ended March 31, 2002          $ 16,548            39,417                --         $  55,965
                                   --------          --------          --------          --------


WARRANTY RESERVE

                                   Balance at        Charged to
                                   beginning of      cost and                         Balance at end
Description                        period            expense          Deductions        of period
-----------                        --------          --------          --------          --------
Year ended March 31, 2004          $ 53,451                --            37,662          $ 15,789
-----------                        --------          --------          --------          --------
Year ended March 31, 2003          $ 47,570             5,881                --          $ 53,451
-----------                        --------          --------          --------          --------
Year ended March 31, 2002          $ 10,000            37,570                --          $ 47,570
-----------                        --------          --------          --------          --------
