Form 10-Q
period 2004-06-30
E DIGITAL CORP
filed 2004-08-12
CIK 886328

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $0.001                            164,745,796
------------------------------                            -----------
          (Class)                               (Outstanding at August 5, 2004)


================================================================================
e.DIGITAL CORPORATION

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Consolidated Balance Sheets as of June 30, 2004 and
                 and March 31, 2004                                            3

                 Consolidated Statements of Operations for the three
                 months ended June 30, 2004 and 2003                           4

                 Consolidated Statements of Cash Flows for the three
                 months ended June 30, 2004 and 2003                           5

                 Notes to Interim Consolidated Financial Statements            6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       12

         Item 3. Quantitative and Qualitative Disclosure about Market Risk    21

         Item 4. Controls and Procedures                                      21


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            21
         Item 2. Changes in Securities                                        22
         Item 3. Defaults Upon Senior Securities                              22
         Item 4. Submission of Matters to a Vote of Security Holders          22
         Item 5. Other Information                                            22
         Item 6. Exhibits and Reports on Form 8-K                             22


SIGNATURES                                                                    23

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30, 2004    March 31, 2004
                                                                                       (Unaudited)       (Audited)
                                                                                            $               $
                                                                                      -------------------------------
ASSETS
Current
Cash and cash equivalents                                                                  686,789        467,954
Accounts receivable, trade, less allowance of $118,087 and $174,255
  for doubtful accounts, respectively                                                        2,294         36,151
Inventory net of allowance for obsolete inventory of $0 and $4,600 respectively               --            5,009
Deposits and prepaid expenses                                                              830,712         29,085
                                                                                      ---------------------------
Total current assets                                                                     1,519,795        538,199
                                                                                      ---------------------------
Property and equipment, net of accumulated depreciation of
   $453,441 and $398,760 , respectively                                                    155,246        158,638
                                                                                      ---------------------------
    Total assets                                                                         1,675,041        696,837
                                                                                      ===========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade                                                                    461,885        385,453
Other accounts payable and accrued liabilities                                              25,839         70,852
Accrued lease liability                                                                    515,000        515,002
Accrued employee benefits                                                                  159,988        185,737
Dividends                                                                                  277,092        246,798
Deferred revenue                                                                           104,502        107,056
Customer deposits                                                                        1,035,625           --
Unsecured promissory notes, short term                                                     168,750        123,405
                                                                                      ---------------------------
    Total current liabilities                                                            2,748,681      1,634,303
                                                                                      ---------------------------
Deferred revenue                                                                            50,773         69,387
Unsecured promissory note                                                                  750,000        767,220
Convertible subordinated promissory notes, less $160,783 and $0 for amortization
   of warrant, respectively                                                                499,217           --
                                                                                      ---------------------------
    Total liabilities                                                                    4,048,671      2,470,910
                                                                                      ---------------------------

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
  Series D Convertible Preferred stock 250,000 shares designated:145,000 and 145,000 issued and outstanding, respectively. Liquidation preference
   of $1,712,450 and $1,670,883, respectively                                            1,450,000      1,450,000
  Series E Convertible and Redeemable Preferred stock 15,000 shares designated:
    3,650 and 8,768 issued and outstanding, respectively. Liquidation preference
   of $383,169 and $902,715 respectively                                                   350,250        862,050
Common stock, $0.001 par value, authorized 200,000,000,
   162,934,541 and 160,527,868 shares outstanding, respectively                            162,935        160,528
Additional paid-in capital                                                              65,008,397     64,316,408
Dividends                                                                                 (277,092)      (246,798)
Accumulated deficit                                                                    (69,068,120)   (68,316,261)
                                                                                      ---------------------------
Total stockholders' deficit                                                             (2,373,630)    (1,774,073)
                                                                                      ---------------------------

Total liabilities and stockholders' deficit                                              1,675,041        696,837
                                                                                      ===========================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the three months ended
                                                                     June 30,
                                                               2004            2003
                                                                 $               $
                                                           ---------------------------
Revenues:
   Products                                                     61,448       1,010,971
   Services                                                     31,716         143,020
                                                           ---------------------------
                                                                93,164       1,153,991
                                                           ---------------------------

Cost of revenues:
   Products                                                     17,725         969,972
   Services                                                      6,800         113,161
                                                           ---------------------------
                                                                24,525       1,083,133
                                                           ---------------------------
Gross profit                                                    68,639          70,858
                                                           ---------------------------

Operating expenses:
   Selling and administrative                                  346,241         379,426
   Research and related expenditures                           426,915         200,665
                                                           ---------------------------
          Total operating expenses                             773,156         580,091
                                                           ---------------------------

Operating loss                                                (704,517)       (509,233)
                                                           ---------------------------

Other income (expense):
   Interest expense                                            (30,179)        (35,166)
   Loss on disposal of asset                                      --           (36,713)
                                                           ---------------------------
          Other income (expense)                               (30,179)        (71,879)
                                                           ---------------------------

Loss and comprehensive loss for the period                    (734,696)       (581,112)
Accrued dividends on the Series D and E Preferred stock        (47,457)        (61,500)
                                                           ---------------------------
Loss attributable to common stockholders                      (782,153)       (642,612)
                                                           ===========================
Loss per common share - basic and diluted                        (0.00)          (0.00)
                                                           ===========================

Weighted average common shares outstanding                 162,439,108     149,072,484
                                                           ===========================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the three months ended
                                                                                     June 30
                                                                              2004           2003
                                                                                $              $
                                                                            ---------     ---------
OPERATING ACTIVITIES
Loss for the period                                                          (734,696)     (581,112)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                             11,530        31,400
     Accrued interest and accretion relating to secured promissory notes       28,125        28,159
     Stock issued to vendor                                                      --          49,263
     Loss on disposal of asset                                                   --          36,713
Changes in assets and liabilities:
     Accounts receivable, trade                                                33,857      (265,353)
     Inventory                                                                  5,009        46,538
     Prepaid expenses and other                                              (801,627)     (502,804)
     Deferred contract charges                                                   --         (67,292)
     Accounts payable, trade                                                   76,432        91,229
     Other accounts payable and accrued liabilities                           (45,015)      164,176
     Customer deposits                                                      1,035,625          --
     Accrued employee benefits                                                (25,749)      (61,893)
     Deferred revenue                                                         (21,168)      707,526
                                                                            ---------     ---------
Cash (used in) operating activities                                          (437,677)     (323,450)
                                                                            ---------     ---------
INVESTING ACTIVITIES
Purchase of property and equipment                                             (8,138)      (69,339)
Increase in restricted cash                                                      --        (190,000)
                                                                            ---------     ---------
Cash (used in) investing activities                                            (8,138)     (259,339)
                                                                            ---------     ---------
FINANCING ACTIVITIES
Proceeds from issuance of Shares                                                 --         933,500
Proceeds from 12% Convertible Subordinated Promissory Notes                   660,000          --
Proceeds from 24% Unsecured Note                                                 --          69,300
Proceeds from 24% Unsecured Promissory Note                                      --         200,000
Payment on 24% Unsecured Note                                                    --         (87,454)
Proceeds from exercise of stock options                                         4,650         7,750
                                                                            ---------     ---------
Proceeds from exercise of warrants                                               --          50,000
                                                                            ---------     ---------
Cash provided by financing activities                                         664,650     1,173,096
                                                                            ---------     ---------
Net increase (decrease) in cash and cash equivalents                          218,835       590,307
                                                                            ---------     ---------
Cash and cash equivalents, beginning of period                                467,954        83,906
                                                                            ---------     ---------
Cash and cash equivalents, end of period                                      686,789       674,213
                                                                            =========     =========

Supplemental schedule of noncash investing and financing activities:
   Deemed dividends on Series D and E preferred stock                          30,294        61,500

See notes to interim consolidated financial statements

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2004

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $69,068,120 at June 30, 2004. At June 30, 2004, the Company had a working capital deficiency of $1,228,866. Substantial portions of the losses are attributable to marketing costs of the Company's new technologies and products and substantial expenditures on research and development of technologies. The Company's operating plans may require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

2. LOSS PER SHARE

The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options, warrants and convertible preferred stock exercisable into 17,203,755 shares of Common Stock were outstanding as at June 30, 2004. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to Common Stockholders was increased during the three months ended June 30, 2004 and 2003 by accrued dividends of $47,577 and $61,500, respectively. The loss available to Common Stockholders is computed as follows:

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2004

                                                     Three months ended June 30,
                                                          2004           2003
                                                          ----           ----
Loss and comprehensive loss                            $(734,697)     $(581,112)
Dividends on Series D and E preferred stock              (47,457)       (61,500)
                                                       ---------      ---------
Loss available to Common Stockholders                  $(782,153)     $(642,612)
                                                       =========      =========

3. STOCK BASED COMPENSATION

The Company has a stock-based employee and non-employee compensation plan. The Company accounts for stock-based employee and non-employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123."

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0% [2003 - 0%]; expected volatility of 0.83 [2003- 1.08] a risk free interest rate of 2.73% [2003 - 3.16%] and an expected life of 2.5 years [2003 - 2.0 years]. The following table summarizes the weighted average fair value of the stock options granted during the year:

------------------------------------------------------------------------------------
                                                         Three Months Ended June 30,
                                                               2004          2003
------------------------------------------------------------------------------------
Net loss as reported                                         $(782,153)   $(642,612)
Add: Total stock-based employee compensation recorded               --           --
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards     (68,367)    (219,737)
                                                             ---------    ---------
Pro forma net loss                                           $(850,520)   $(862,349)
                                                             =========    =========
Earnings per share:
   Basic and Diluted - as reported                           $   (0.00)   $   (0.00)
   Basic and Diluted - pro forma                             $   (0.01)   $   (0.01)

4. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

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

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2004

150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

5. PROMISSORY NOTES

15% Unsecured Promissory Note

On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. The Company entered into a forbearance agreement with the investor through and including December 31, 2002. On December 30, 2002, the Company issued 133,223 shares of Common Stock in consideration for all accrued and unpaid interest. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004. On January 14, 2004, the holder of the 15% Unsecured Note agreed to postpone principal and interest payments on the note until December 31, 2004.

12% Convertible Subordinated Promissory Notes

On July 2, 2004, the Company closed a $1,000,000 offering of Unsecured 12% Convertible Subordinated Promissory Notes due July 1, 2005 ("12% SP Notes"). The 12% SP Notes were sold in two phases, with $660,000 of the 12% SP Notes being issued and sold on June 25, 2004 and the remaining $340,000 of 12% SP Notes being issued and sold on July 2, 2004. In total, the Company received aggregate cash proceeds of $1,000,000 from the sale of the 12% SP Notes. The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.25 per share, exercisable until June 30, 2007 (collectively, the "Warrants"). In the event the Company shall offer shares of its capital stock the Noteholder shall have the right and option, at any time prior to the maturity date, subject to and upon compliance with the provisions hereof and the terms and provisions of the equity offering documents to convert the unpaid principal amount of the note, the prepayment fee, if any, and any accrued and unpaid interest into shares of capital stock being offered. The conversion price shall be equal to the offering price of the capital stock in effect at the time of conversion.

6. STOCKHOLDERS' EQUITY

The following table summarizes stockholders' equity transactions during the three month period ended June 30, 2004:

                                                                          Additional
                                                                             paid-in                      Preferred     Accumulated
                                                Shares         Amount        capital      Dividends           stock         deficit
                                                     #              $              $              $               $               $
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                    160,527,868        160,528     64,316,408       (246,798)      2,312,050     (68,316,261)
Shares issued upon exercise
   of stock options                             30,000             30          4,620             --              --              --
Shares issued on conversion of
   Series E Preferred stock                  2,376,673          2,377        526,586         17,163        (511,800)        (17,163)
Dividends on Series D and E
   Preferred stock                                  --             --             --        (47,457)             --              --
Value assigned to 1,320,000
  warrants issued in connection with 12%
  Promissory Note issuance                          --             --        160,783             --              --              --
Loss for the period                                 --             --             --             --              --        (734,696)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004                     162,934,541   $    162,935   $ 65,008,397       (277,092)   $  1,800,250    $(69,068,120)
====================================================================================================================================

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2004

7. WARRANTS AND OPTIONS

At June 30, 2004 warrants were outstanding and exercisable into the following shares of Common Stock:

Number of           Exercise Price
Description          Common Shares       Per Share $            Expiration Date
-------------------------------------------------------------------------------
Warrant(1)                   46,189             0.19            October 5, 2005
Warrant                     856,166             1.00          November 18, 2005
Warrant(1)                  550,000             0.19          September 30,2006
Warrant(2)                1,320,000             0.25              June 30, 2007
-------------------------------------------------------------------------------
Total                     2,772,355
===============================================================================
      (1) The Warrants are subject to certain adjustments if the Company issues shares lower than $0.19.

      (2) At June 30, 2004, in connection with the issuance of 12% SP Notes the Company issued 1,320,000 warrants with an exercise price of $0.25. The estimated fair market value of these warrants at issuance was $160,783 and has been recorded as a deferred financing charge related to the 12% SP Notes as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge is being amortized over the term of the 12% SP Notes.

Subsequent to June 30, 2004, in connection with the issuance of 12% SP Notes the Company issued 680,000 warrants with an exercise price of $0.25.

The following table summarizes stock option activity for the period:

                                                            Weighted average
                                            Shares           exercise price
                                              #                    $
--------------------------------------------------------------------------------
Outstanding March 31, 2004               4,141,665               0.7993
Granted                                     50,000               0.2620
Canceled/expired                           (85,000)              1.7106
Exercised                                  (30,000)              0.1550
--------------------------------------------------------------------------------
Outstanding June 30, 2004                4,076,665               0.7723
================================================================================
Exercisable at June 30, 2004             3,401,826               0.8810
================================================================================

Options outstanding are exercisable at prices ranging from $0.0875 to $4.09 and expire over the period from 2004 to 2009 with an average life of 3.01 years.

Subsequent to June 30, 2004, the Company granted 3,430,000 stock options to its employees with an exercise price based on the fair market value on date of grant of $0.22 per common share. The 1994 stock option plan is set to expire on August 15, 2004.

8. PREFERRED STOCK

Convertible Non-Redeemable Series D

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. The Series D Stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 Subordinated Promissory Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company's election. The conversion price for each share of Series D Stock is $0.19 subject to certain adjustments if the Company issues shares at prices lower than $0.19. As of June 30, 2004 the 145,000 shares of the Series D Stock would have been convertible into 9,012,895 shares Common Stock.

Convertible Redeemable Series E

On November 19, 2003, the Company issued 12,770 shares of 8% Series E Convertible Redeemable Preferred Stock (the "Series E Stock") with a stated value of $100 per share. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the election of the Company. The stated dollar amount of Series E Stock, is convertible into fully paid and nonassessable shares of Common Stock at a conversion price $0.45 per share which was fixed for the first 90 days following the original issue date, and commencing 90 days following the original issue date, the

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2004

conversion price was equal to the lower of (i) $0.45 and (ii) 85% of the average of the volume weighted average price per share during the ten consecutive trading days immediately preceding the conversion date. The Series E Stock shall be subject to automatic conversion on November 19, 2005 subject to certain conditions. As of June 30, 2004 the 3,650 shares of the Series E stock would have been convertible into 2,016,679 shares Common Stock.

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

Subsequent to June 30, 2004 an aggregate of 2,700 Series E stock was converted into 1,500,000 shares of Common Stock.

9. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis. Effectively on July 1, 2004, the Company had ceased providing customer support, accessories or repairs for its discontinued line of consumer products. The Company has written off all remaining accessories for its branded products in inventory.

                                      June 30, 2004               March 31, 2004
                                            $                            $
================================================================================
Finished goods                              --                              --
Raw materials                               --                            9,609
--------------------------------------------------------------------------------
Reserve obsolete                            --                            4,600
--------------------------------------------------------------------------------
                                            --                            5,009
================================================================================

10. COMMITMENTS AND CONTINGENCIES

The Company relies on Maycom Co., Ltd. for the manufacture of its wireless product developed for Softeq and IFE products. The Company depends on its contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by this manufacturer for any reason could have a material adverse affect on the Company's business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for equipment delivered to the Company and were recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately five years old. The amount owing to the vendor may still be due but as the Company has had no contact with the vendor, the amount may not require payment. Accordingly, the accrued lease liability reflects management's best estimate of amounts due for matters in dispute. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In September 2000, we entered into a three-year sublease agreement which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31, 2006.

11. CREDIT RISK

Amounts owing from two customers comprise 46% and 31% of accounts receivable at June 30, 2004. Amounts owing from two major customers comprise approximately 69% and 23%, respectively of accounts receivable at March 31, 2004.

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2004

12. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two customers comprised 89% of revenue for the quarter ended June 30, 3004. Sales to two major customers comprise 72% of revenue for the quarter ended June 30, 2003.

13. COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform with the current period's presentation.

14. INCOME TAX

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

General

e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. The Company offers to Original Equipment Manufacturers ("OEM") and Original Design Manufacturers ("ODM") engineering services, as well as complete reference designs and technology platforms with a focus on digital video, music/voice, voice/video and player/recorders.

We offer our engineering services and technologies to OEMs and ODMs with a focus on developing digital video, music, and voice players/recorders with potential wireless capabilities using the latest in digital storage media (a device used to store data) and technology. OEMs/ODMs are business customers that license or purchase our products or our technology to embed in their own products. We offer complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers' preferred look and feel or branded and sold as they are, according to the customer's wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) for private labeling by OEMs/ODMs. We may sometimes integrate our OEMs/ODMs unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on OEMs/ODMs in various digital processing markets including digital music, dictation equipment, consumer electronics, digital image and video and other electronic product markets.

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

We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred operating losses of $3.5 million, $6.7 million and $5.8 million in fiscal year 2004, 2003 and 2002, respectively. At June 30, 2004, we had a working capital deficit of $1.2 million. Our monthly cash operating costs level is approximately $215,000 per month. However, we may increase expenditure levels in future periods to support and expand our OEM/ODM revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

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

Results of Operations

For the first three months of fiscal 2005, we reported total revenues of $ 93,164 a 92 % decrease from total revenues of $1,153,991 for the first three months of fiscal 2004. Product revenues for the quarter ending June 30, 2004 were $61,448 compared to $1,010,971 for the quarter ending June 30, 2003. The $949,523 decrease in product revenues resulted primarily from orders we expected to ship in June commenced in July 2004. We have received purchase orders for approximately $2.0 million of which $1,035,625 has been received and is recorded as customer deposits. The entire backlog is expected to ship in the quarter ending September 30, 2004.

Service revenues for the first three months of fiscal 2004 were $31,716 compared to $143,020 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At June 30, 2004 we had $155,275 of deferred revenue from development contracts that will be recognized based on the terms and conditions of each agreement.

Cost of sales for the three months ended June 30, 2004 consisted of $17,725 of product costs and $6,800 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Gross profit for the first three months of fiscal 2005 was $68,639 compared to $70,858 for the first three months of Fiscal 2004. Gross profit as a percent of sales for the first quarter of fiscal 2005 was 74% compared to 6% for the same period last year. The increase in gross profit can be attributed to the positive margins and royalty receipts on OEM products. Although we do not anticipate any significant future contract losses we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended June 30, 2004, were $773,156, as compared to $580,091 for the three months ended June 30, 2003. Selling and administrative costs aggregated $346,241 for the first three months of fiscal 2003 compared to $379,426 in the prior period. The $33,185 decrease in selling and administrative costs resulted primarily from the decrease in personnel and benefit costs.

Research and related expenditures for the three months ended June 30, 2004 were $426,915, as compared to $200,665 for the three months ended June 30, 2003. The increase of $226,250 can be attributed to an increase of $23,000 for outside engineering services and the allocation of personnel costs of $180,453 to cost of goods in fiscal 2004. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $704,517 for the three months ended June 30, 2004, as compared to an operating loss of $509,233 for the three months ended June 30, 2003. The increase in operating loss resulted primarily from the delay in orders that have since been placed and are currently being manufactured and shipped. We believe, but we can not guarantee, that our strategy of investing in OEM and ODM developments with supply or royalty provisions will continue to provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported reduced interest expense of $30,179 for the three months ended June 30, 2004 versus $35,166.

We reported a loss on disposal of assets of $36,713 for the three months ended June 30, 2003 due to the shut-down of our wedig.com music site.

We reported a loss for the first three months of fiscal 2005 of $734,697 as compared to a loss of $581,112 for the prior first three months of fiscal 2004.

The loss attributable to Common Stockholders for the three months ended June 30, 2004 and 2003 was $782,153 and $642,612, respectively. Included in the loss available to Common Stockholders for the period ending June 30, 2004 were accrued dividends on the Series D and Series E stock of $38,039 and $9,418, respectively. Included in the loss available to Common Stockholders for the period ending June 30, 2003 were accrued dividends of $61,500 on the Series D stock issued in December 2002.

Liquidity and Capital Resources

At June 30, 2004, we had working capital deficit of $1,228,886 compared to a working capital deficit of $1,096,104 at March 31, 2004. We had no working capital invested in inventory at June 30, 2004. Cash used in operating activities for the three month period ended June 30, 2004 was $437,677 resulting primarily from the $734,696 loss for the period, an increase of $801,627 in prepaid expenses and other, a decrease of $21,168 in deferred revenue and a decrease of $25,749 in accrued employee benefits offset by a decrease of $33,857 in accounts receivable, an increase of $76,432 in other accounts payable and an increase of $1,035,625 in customer deposits. During the three months ended June 30, 2004, the Company purchased $8,138 in property and equipment.

For the three months ended June 30, 2004, cash provided by financing activities was $664,650 resulting primarily from $660,000 proceeds from issuance of 12% Subordinated Promissory Notes, and $4,650 proceeds from exercise of stock options. For the three months ended June 30, 2004, net cash and cash equivalents increased by $218,835.

At June 30, 2004, we had net accounts receivable of $2,294 as compared to $36,151 at March 31, 2004. The decrease in receivables is attributed to the Company's policy to grant payment upon receipt terms to its OEM customers. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At June 30, 2004, we had cash and cash equivalents of $686,789. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing OEM arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $1,000,000 of additional funds for the next twelve months of operations plus amounts required to make payments on the 15% Unsecured Note and the 12% Subordinated Promissory Note. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from branded and OEM product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have a forebearance agreement on the $750,000 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly we may need to seek equity or debt financing in the next twelve months for working capital if product margins are insufficient and we may need to seek equity or debt financing for payments of the 15% Unsecured Note (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

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

In September 2000, we entered into a three-year sublease agreement, which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31, 2006.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and at June 30, 2004 had an accumulated deficit of $69.0 million. We had losses of approximately $3.5 million, $6.7 million and $5.8 million in fiscal 2004, 2003 and 2002, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. For the three months ended June 30, 2004 and 2003 two customers accounted for approximately 88% and 72% of revenues, respectively. The failure to receive orders for and produce OEM/ODM products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on three suppliers for manufacturing our product and for the manufacturing of our OEM/ODM products, Maycom Co., Ltd. and an undisclosed Asian OEM/ODM. We depend on our contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on our business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $686,789 and our debt of $1,578,750, consisting of accrued interest, the 15% Unsecured Note and the 12% Subordinated Promissory Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At June 30, 2004, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and Chief Accounting Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

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

In March 2002, we entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten ("Eclipse"), a car stereo company. Under the agreement, e.Digital receives non-recurring engineering fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. In April 2004, we filed a demand for arbitration against Eclipse for numerous breaches of the contract signed by Eclipse. These breaches include cancellation of the initial non-cancelable order, breach of the implied covenant of good faith and fair dealing, and misappropriation of our intellectual property, confidential, proprietary and trade secret information. As of the time of this filing, this issue remains pending. There can be no certainty regarding the timing and outcome of the Eclipse arbitration.

Item 2. Changes in Securities

(a) On July 2, 2004, the Company closed a $1,000,000 offering of Unsecured 12% Subordinated Promissory Notes due July 1, 2005. The 12% Subordinated Promissory Note were sold in two phases, with $660,000 of the 12% Subordinated Promissory Note being issued and sold on June 25, 2004 and the remaining $340,000 of 12% Subordinated Promissory Note being issued and sold on July 2, 2004. In total, the Company received aggregate cash proceeds of $1,000,000 from the sale of the 12% Subordinated Promissory Note s. The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.25 per share, exercisable until June 30, 2007.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

On July 1, 2004, the Company announced the resignation of Alfred Falk from the Board of Directors and announced a realignment of managements responsibilities by appointing Atul Anandpura as President and Chief Executive Officer and Mr. Falk as Vice President of Business Development.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Atul Anandpura, Chief Executive Officer.

Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Renee Warden, Principal Accounting Officer.

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Atul Anandpura, Chief Executive Officer and Renee Warden, Principal Accounting Officer.

(b) Reports on Form 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               e.DIGITAL CORPORATION

Date:    August 11, 2004          By: /s/ RENEE WARDEN
                                      ------------------------------------------
                                      Renee Warden, Chief Accounting Officer
                                      (Principal Accounting and Financial
                                       Officer and duly authorized to sign on
                                       behalf of the Registrant)