Form 10-Q
period 2004-09-30
E DIGITAL CORP
filed 2004-11-15
CIK 886328

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                 (858) 679-1504
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES |X|            NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  |_|            NO|X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $0.001                            165,610,545
------------------------------                 -------------------------------
        (Class)                                (Outstanding at November 5, 2004)

================================================================================
e.DIGITAL CORPORATION

                                      INDEX

                                                                                                      Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of September 30, 2004 and
                  and March 31, 2004                                                                       3

                  Consolidated Statements of Operations for the three and six
                  months ended September 30, 2004 and 2003                                                 4

                  Consolidated Statements of Cash Flows for the six
                  months ended September 30, 2004 and 2003                                                 5

                  Notes to Interim Consolidated Financial Statements                                       6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   12

         Item 3. Quantitative and Qualitative Disclosure about Market Risk                                22

         Item 4. Controls and Procedures                                                                  22

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        22
         Item 2. Unregistered Sales of Equity Securities and use of Proceeds                              22
         Item 3. Defaults Upon Senior Securities                                                          23
         Item 4. Submission of Matters to a Vote of Security Holders                                      23
         Item 5. Other Information                                                                        23

         Item 6. Exhibits and Reports on Form 8-K                                                         23

SIGNATURES                                                                                                24


E.DIGITAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,     MARCH 31,
                                                                                           2004            2004
                                                                                       (Unaudited)       (Audited)
                                                                                            $                $
                                                                                       --------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                                  419,174        467,954
Accounts receivable, trade, less allowance of $118,087 and $174,255
  for doubtful accounts, respectively                                                       71,835         36,151
Inventory net of allowance for obsolete inventory of $0 and $4,600 respectively                 --          5,009
Deposits and prepaid expenses                                                              174,309         29,085
                                                                                       --------------------------
TOTAL CURRENT ASSETS                                                                       665,318        538,199
                                                                                       --------------------------
Property and equipment, net of accumulated depreciation of
   $465,551 and $398,760, respectively                                                     147,452        158,638
                                                                                       --------------------------
    TOTAL ASSETS                                                                           812,770        696,837
                                                                                       ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT
Accounts payable, trade                                                                    519,228        385,453
Other accounts payable and accrued liabilities                                              33,289         70,852
Accrued lease liability                                                                    515,000        515,002
Accrued employee benefits                                                                  120,018        185,737
Dividends                                                                                  288,651        246,798
Deferred revenue                                                                           119,448        107,056
Customer deposit                                                                           217,874             --
Convertible subordinated promissory notes, less $174,139 and $0 for
    amortization of warrants, respectively                                                 825,861             --
Unsecured promissory notes, short term                                                     946,875        123,405
                                                                                       --------------------------
    TOTAL CURRENT LIABILITIES                                                            3,586,244      1,634,303
                                                                                       --------------------------
Deferred revenue                                                                            40,773         69,387
Unsecured promissory note                                                                       --        767,220
                                                                                       --------------------------
    TOTAL LIABILITIES                                                                    3,627,017      2,470,910
                                                                                       --------------------------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
  Series D Convertible Preferred stock 250,000 shares designated:140,000 and 145,000 issued and outstanding, respectively. Liquidation preference
   of $1,696,333 and $1,670,883, respectively                                            1,400,000      1,450,000
  Series E Convertible and Redeemable Preferred stock 15,000 shares designated:
    700 and 8,768 issued and outstanding, respectively. Liquidation preference
   of $74,978 and $902,715 respectively                                                     55,250        862,050
Common stock, $0.001 par value, authorized 200,000,000,
  164,885,301 and 160,527,868 shares outstanding, respectively                             164,886        160,528
Additional paid-in capital                                                              65,460,217     64,316,408
Dividends                                                                                 (288,651)      (246,798)
Accumulated deficit                                                                    (69,605,949)   (68,316,261)
                                                                                       --------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                             (2,814,246)    (1,774,073)
                                                                                       --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                812,770        696,837
                                                                                       ==========================

See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                               2004            2003           2004             2003
                                                                 $               $              $                $
                                                           -----------------------------------------------------------
Revenues:
   Products                                                  1,953,787       1,036,071       2,015,235       2,047,042
   Services                                                     74,697          61,844         106,413         204,864
                                                           -----------------------------------------------------------
                                                             2,028,485       1,097,915       2,121,648       2,251,906
                                                           -----------------------------------------------------------

COST OF REVENUES:
   Products                                                  1,613,831         893,729       1,631,556       1,863,701
   Services                                                     47,617          68,684          54,417         181,845
                                                           -----------------------------------------------------------
                                                             1,661,448         962,413       1,685,973       2,045,546
                                                           -----------------------------------------------------------
Gross profit  (loss)                                           367,037         135,502         435,675         206,360
                                                           -----------------------------------------------------------

OPERATING EXPENSES:
   Selling and administrative                                  398,675         385,101         744,916         764,527
   Research and related expenditures                           362,237         476,140         789,152         676,805
                                                           -----------------------------------------------------------
          Total operating expenses                             760,912         861,241       1,534,068       1,441,332
                                                           -----------------------------------------------------------

Operating loss                                                (393,875)       (725,739)     (1,098,393)     (1,234,972)
                                                           -----------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense                                           (116,514)        (28,273)       (146,693)        (63,438)
   Loss on disposal of asset                                        --              --              --         (36,714)
   Other income (expenses)                                          --              --          (1,800)             --
                                                           -----------------------------------------------------------
          Other income (expense)                              (116,514)        (28,273)       (148,493)       (100,152)
                                                           -----------------------------------------------------------

NET LOSS                                                      (510,389)       (754,012)     (1,246,886)     (1,335,124)
Accrued dividends on the Series D and E Preferred stock        (37,198)        (61,500)        (84,655)       (123,000)
                                                           -----------------------------------------------------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                      (547,587)       (815,512)     (1,331,541)     (1,458,124)
                                                           ===========================================================
LOSS PER COMMON SHARE - BASIC AND DILUTED                        (0.00)          (0.01)          (0.01)          (0.01)
                                                           ===========================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 164,386,736     154,882,753     163,250,768     151,993,493
                                                           ===========================================================

See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE SIX MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                    2004         2003
OPERATING ACTIVITIES                                                                  $            $
                                                                                 ----------    ----------
Net Loss                                                                         (1,246,886)   (1,335,125)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                                   23,641        51,341
     Accrued interest and accretion relating to secured promissory notes             56,250        28,126
     Amortization of interest on warrants issued in connection with the
         12% convertible subordinated promissory notes                               58,047            --
     Stock issued to vendor                                                          11,729        49,263
     Loss on disposal of asset                                                           --        36,713
Changes in assets and liabilities:
     Accounts receivable, trade                                                     (35,684)       45,467
     Inventory                                                                        5,009       113,696
     Prepaid expenses and other                                                    (145,225)       18,663
     Deferred contract charges                                                           --        39,965
     Accounts payable, trade                                                        133,775         2,695
     Other accounts payable and accrued liabilities                                 (37,565)      (90,389)
     Customer deposit                                                               217,874            --
     Accrued employee benefits                                                      (65,719)      (53,594)
     Deferred revenue                                                               (16,222)      384,840
                                                                                 ----------    ----------
Cash used in operating activities                                                (1,040,975)     (708,339)
                                                                                 ----------    ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                                  (12,455)      (75,152)
Increase in restricted cash                                                              --      (190,000)
                                                                                 ----------    ----------
Cash used in investing activities                                                   (12,455)     (265,152)
                                                                                 ----------    ----------
FINANCING ACTIVITIES
Proceeds from issuance of Shares                                                         --       933,500
Proceeds from 12% Convertible Subordinated Promissory Notes                       1,000,000            --
Proceeds from 24% Unsecured Note                                                         --        69,300
Proceeds from 24% Unsecured Promissory Notes                                             --       200,000
Payment on 24% Unsecured Note                                                            --      (104,757)
Proceeds from exercise of stock options                                               4,650       122,025
Proceeds from exercise of warrants                                                       --        50,000
                                                                                 ------------------------
Cash provided by financing activities                                             1,004,650     1,270,068
                                                                                 ------------------------
Net increase (decrease) in cash and cash equivalents                                (48,780)      296,577
                                                                                 ----------    ----------
Cash and cash equivalents, beginning of period                                      467,954        83,906
                                                                                 ----------    ----------
Cash and cash equivalents, end of period                                            419,174       380,483
                                                                                 ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION: Cash paid during the period for:
       Interest                                                                      31,147            --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Deemed dividends on Series D & E preferred stock                                  84,655       123,000

See notes to interim consolidated financial statements

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION e.Digital Corporation, (the "Company") is incorporated under the laws of Delaware. The Company offers engineering services, as well as complete reference designs and technology platforms with a focus on digital video/audio and player/recorders.

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $69,605,949 at September 30, 2004. At September 30, 2004, the Company had a working capital deficiency of $2,920,926. Substantial portions of the losses are attributable to marketing costs of the Company's new technologies and products and substantial expenditures on research and development of technologies. The Company's operating plans may require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) delivering digital products produced under contract for customers (b) expanding sales and marketing to additional customers and markets; (c) controlling overhead and expenses; and (d) raising additional capital and/or financing. There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations in the future or without additional financing.

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

2. LOSS PER SHARE
The Company's losses for the periods presented cause the inclusion of potential common stock ("Common Stock") instruments outstanding to be antidilutive and, therefore, the Company is not required to present a diluted loss per common share. Stock options, warrants and convertible preferred stock exercisable into 19,740,553 shares of Common Stock were outstanding as at September 30, 2004. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to Common Stockholders was increased during the three and six months ended September 30, 2004 by accrued dividends of $37,198 and $84,655, respectively. The loss available to Common Stockholders is computed as follows:

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2004

                                           For the three months ended       For the six months ended
                                                September 30,                    September 30,
                                            2004           2003              2004          2003
                                        --------------------------------------------------------------
Net Loss
                                        $  (510,389)   $  (754,012)   $(1,246,886)   $(1,335,124)
Dividends on Series D and E preferred
stock                                       (37,198)       (61,500)       (84,655)      (123,000)
                                        --------------------------------------------------------------

Loss available to common stockholders   $  (547,587)   $  (815,512)   $(1,331,541)   $(1,458,124)
                                        --------------------------------------------------------------

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

The fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0% expected volatility of 0.70 a risk free interest rate of 2.86% and an expected life of
2.5 years. The following table summarizes the weighted average fair value of the stock options granted during the periods:

                                                             Three Months Ended             Six Months Ended
                                                                September 30,                 September 30,
                                                              2004          2003            2004           2003
--------------------------------------------------------------------------------------------------------------------
Net loss as reported                                      $  (510,389)   $  (754,012)   $(1,246,886)   $(1,335,124)

Add: Total stock-based employee compensation recorded              --             --             --             --
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all
awards                                                         63,853             --        132,220        278,574
                                                          -----------    -----------    -----------    -----------
Pro forma net loss                                        $  (574,242)   $  (754,012)   $(1,379,106)   $(1,613,698)
                                                          -----------    -----------    -----------    -----------

Earnings per share:

   Basic and Diluted - as reported                        $     (0.00)   $        (0.01)$     (0.01)   $     (0.01)

   Basic and Diluted - pro forma                          $     (0.00)   $        (0.01)$     (0.01)   $     (0.01)

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

5. PROMISSORY NOTES

                               September 20, 2004  March 31, 2004
--------------------------------------------------------------------------------
15% Unsecured Promissory Note      $   750,000    $   750,000
12% Convertible Subordinated
    Promissory Note                  1,000,000

Accrued interest on notes              196,875        140,625

Less amortization of warrants         (174,139)            --

Less current portion                 (1,772,736)      (123,405)
--------------------------------------------------------------------------------
Long term                          $         --   $   767,220
--------------------------------------------------------------------------------
15% Unsecured Promissory Note On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for gross cash proceeds of $750,000 to an individual. The 15% Unsecured Note, under the original term, was scheduled to mature on February 11, 2004 and payable $50,000 each month, with a final payment of $35,801 on February 11, 2004. The Company entered into a forbearance agreement with the investor through and including December 31, 2002. On December 30, 2002, the Company issued 133,223 shares of Common Stock in consideration for all accrued and unpaid interest of $196,875. On December 23, 2002, the holder of the 15% Unsecured Note agreed to (i) extend the maturity date of the 15% Unsecured Note from February 11, 2004 to May 31, 2005; (ii) reduce the monthly payments from $50,000 to $7,500 through December 31, 2003, representing the monthly interest on the 15% Unsecured Note and (iii) $50,000 payments each month, beginning January 31, 2004. On January 14, 2004, the holder of the 15% Unsecured Note agreed to postpone principal and interest payments on the note until December 31, 2004.

12% Convertible Subordinated Promissory Notes
On July 2, 2004, the Company closed a $1,000,000 offering of Unsecured 12% Convertible Subordinated Promissory Notes due July 1, 2005 ("12% CSP Notes"). The 12% CSP Notes were sold in two phases, with $660,000 of the 12% CSP Notes being issued and sold on June 25, 2004 and the remaining $340,000 of 12% SP Notes being issued and sold on July 2, 2004. In total, the Company received aggregate cash proceeds of $1,000,000 from the sale of the 12% CSP Notes. The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $0.25 per share, exercisable until June 30, 2007 (collectively, the "Warrants"). In the event the Company shall offer shares of its capital stock the Noteholder shall have the right and option, at any time prior to the maturity date, subject to and upon compliance with the provisions hereof and the terms and provisions of the equity offering documents to convert the unpaid principal amount of the note, the prepayment fee, if any, and any accrued and unpaid interest into shares of capital stock being offered. The conversion price shall be equal to the offering price of the capital stock in effect at the time of conversion.

6. STOCKHOLDERS' EQUITY
The following table summarizes stockholders' equity transactions during the six-month period ended September 30, 2004:

                                                                        Additional               Preferred  Accumulated
                                                                         paid-in
                                                Shares       Amount      Capital     Dividends     stock      deficit
-------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004                        160,527,868    $160,528   $64,316,408  $(246,798)  $2,312,050$(68,316,261)

Shares issued upon exercise of stock options        30,000          30         4,620           -           -           -
Shares sold by vendor from prior year
issuance                                                 -           -        11,729           -           -           -

                                                                        Additional               Preferred  Accumulated
                                                                         paid-in
                                                Shares       Amount      Capital     Dividends     stock      deficit
-------------------------------------------------------------------------------------------------------------------------
Value assigned to warrants issued in
connection with
   12% Convertible Subordinated Promissory
Note                                                     -           -       232,186           -           -           -
Shares issued for conversion of E                4,016,178       4,017       836,452      33,669   (806,800)    (33,669)
Shares issued for conversion of D                  311,255         311        58,822       9,133    (50,000)     (9,133)

Dividends on Series D & E Preferred stock                -           -             -    (84,655)           -           -

Loss for the Period                                      -           -             -           -           - (1,246,886)
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                    164,885,301    $164,886   $65,460,217  $(288,651)  $1,455,250$(69,605,949)
-------------------------------------------------------------------------------------------------------------------------

7. WARRANTS AND OPTIONS
At September 30, 2004 warrants were outstanding and exercisable into the following shares of Common Stock:

Number of                         Exercise Price
Description                        Common Shares                  Per Share $                       Expiration Date
---------------------------------------------------------------------------------------------------------------------------
Warrant(1)                                 46,189                        0.19                       October 5, 2005
Warrant                                   856,166                        1.00                     November 18, 2005
Warrant(1)                                550,000                        0.19                     September 30,2006
Warrant(2)                              2,000,000                        0.25                         June 30, 2007
---------------------------------------------------------------------------------------------------------------------------
Total                                   3,452,355
---------------------------------------------------------------------------------------------------------------------------

      (1) The Warrants are subject to certain adjustments if the Company issues shares lower than $0.19.

      (2) In connection with the issuance of 12% CSP Notes the Company issued 2,000,000 warrants with an exercise price of $0.25. The estimated fair market value of these warrants at issuance was $232,186 and has been recorded as a deferred financing charge related to the 12% SP Notes as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge is being amortized over the term of the 12% CSP Notes.

Subsequent to September 30, 2004, 87,500 warrants were exercised using the net issuance provision into 44,872 shares of Common Stock.

The following table summarizes stock option activity for the period:

                                                                                                  Weighted average
                                                                             Shares                exercise price
                                                                                #                         $
---------------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2004                                             4,141,665                        0.7993
Granted                                                                3,380,000                        0.2250
Canceled/expired                                                        (438,332)                       2.5269
Exercised                                                                (30,000)                       0.2250
---------------------------------------------------------------------------------------------------------------------------
Outstanding September 30, 2004                                         7,053,333                         0.3262
---------------------------------------------------------------------------------------------------------------------------
Exercisable at September 30, 2004                                      3,710,158                         0.5933
---------------------------------------------------------------------------------------------------------------------------

Options outstanding are exercisable at prices ranging from $0.0875 to $2.6875 and expire over the period from 2004 to 2009 with an average life of 3.58 years.

The 1994 stock option plan expired on August 15, 2004. A new employee stock option plan will be presented to the shareholders for approval at the next company annual shareholders meeting.

8. PREFERRED STOCK
Convertible Non-Redeemable Series D
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. The Series D Stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 Subordinated Promissory Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the Company's election. The conversion price for each share of Series D Stock is $0.19 subject to certain adjustments if the Company issues shares at prices lower than $0.19. As of September 30, 2004 the 140,000 shares of the Series D Stock would have been convertible into 8,928,070 shares Common Stock. The Series D stock shall be subject to automatic conversion on December 31, 2007. Subsequent to September 30, 2004, 5,000 Series D stock has been converted into 321,404 shares of Common Stock.

Convertible Redeemable Series E
On November 19, 2003, the Company issued 12,770 shares of 8% Series E Convertible Redeemable Preferred Stock (the "Series E Stock") with a stated value of $100 per share. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of Common Stock at the election of the Company. The stated dollar amount of Series E Stock, is convertible into fully paid and nonassessable shares of Common Stock at a conversion price $0.45 per share which was fixed for the first 90 days following the original issue date, and commencing 90 days following the original issue date, the conversion price was equal to the lower of (i) $0.45 and (ii) 85% of the average of the volume weighted average price per share during the ten consecutive trading days immediately preceding the conversion date. The Series E Stock shall be subject to automatic conversion on November 19, 2005 subject to certain conditions. As of September 30, 2004 the 700 shares of the Series E stock would have been convertible into 394,295 shares Common Stock. Subsequent to September 30, 2004, 700 Series E stock has been converted into 358,968 shares of Common Stock.

The Series E Stock is redeemable in certain instances at the Company's option of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share.

9. INVENTORY
Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis. Effectively on July 1, 2004, the Company had ceased providing customer support, accessories or repairs for its discontinued line of consumer products. The Company has written off all remaining accessories for its branded products in inventory.

                                                                         September 30, 2004                March 31, 2004
                                                                                $                              $
-------------------------------------------------------------------------------------------------------------------------
Finished goods                                                                 --                                  --
Raw materials                                                                  --                             $9,609
-------------------------------------------------------------------------------------------------------------------------
Reserve obsolete                                                               --                              4,600
-------------------------------------------------------------------------------------------------------------------------
                                                                               --                             $5,009
-------------------------------------------------------------------------------------------------------------------------

10. COMMITMENTS AND CONTINGENCIES
The Company relies on Asian contract manufacturing partners for the manufacture of its products. The Company depends on this and other contract manufacturers to
(i) allocate sufficient capacity to the Company's manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by this manufacturer for any reason could have a material adverse affect on the Company's business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for equipment delivered to the Company and was recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately eight years old. The amount owing to the vendor may still be due but as the Company has had no contact with the vendor, the amount may not require payment. Accordingly, the accrued lease liability reflects management's best estimate of amounts due for matters in dispute. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In September 2000, we entered into a three-year sublease agreement which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31, 2006.

11. CREDIT RISK
Amounts owing from one customer comprise 98% of accounts receivable at September 30, 2004. Amounts owing from two major customers comprise approximately 69% and 23%, respectively of accounts receivable at March 31, 2004.

12. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one customer comprised 97% of revenue for the six months ended September 30, 3004. Sales to two major customers comprise 72% of revenue for the six months ended September 30, 2003.

13. COMPARATIVE FIGURES
Certain of the comparative figures have been restated to conform with the current period's presentation.

14. INCOME TAX
The Company has U.S. federal net operating loss carryforwards available at March 31, 2004 of approximately $51,000,000 which will begin to expire in 2006. The Company has state net operating loss carryforwards of $16,000,000 which will expire beginning in 2004. The difference between federal and state net operating loss carryforwards is due to the 50% limitation of California loss carryforwards and to expiring California carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2004.

General
e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. The Company offers engineering services, as well as complete reference designs and technology platforms with a focus on digital video and player/recorders.

We offer our engineering services and technologies to business customers with a focus on developing digital video, music, and voice players/recorders with potential wireless capabilities using the latest in digital storage media (a device used to store data) and technology. Our business customers license or purchase our products or our technology to embed in their own products. We offer complete reference designs (working, full-featured designs sometimes implemented as prototypes that can be customized to a customers' preferred look and feel or branded and sold as they are, according to the customer's wishes) and technology platforms (basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design) for private labeling. We may sometimes integrate our unique or proprietary features and/or technology into new products for their product lines. We focus our marketing efforts on business customers in various digital processing markets including digital image and video/audio and other electronic product markets.

We have relationships with manufacturers with facilities in the United States, China and Korea. We have expertise in developing, performing and overseeing manufacturing processes. We apply our technology and expertise in providing manufacturing supervision, documentation, and quality control services to products for our business customers.

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

We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred operating losses of $3.5 million, $6.7 million and $5.8 million in fiscal year 2004, 2003 and 2002, respectively. At September 30, 2004, we had a working capital deficit of $2.9 million. Our current monthly operating costs level is approximately $215,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Since March 31, 2003, we have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current results of operations and liquidity. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) delivering digital products produced under contract; (b) expanding sales and marketing to additional customers and markets;
(c) controlling overhead and expenses; and (d) raising additional capital and/or financing. There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations in the future or without additional financing.

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

We have provided for a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

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

Results of Operations
Six months ended September 30, 2004 compared to six months ended September 30, 2003

For the first six months ended September 30, 2004, we reported total revenues of $2,121,648, a 6% decrease from total revenues of $2,251,906 for the first six months of fiscal 2003. Product revenues for six months ending September 30, 2004 were $2,015,235, a 2% decrease from product revenues of $2,047,042 for the six months ending September 30, 2003. We have received product purchase orders for approximately $2.2 million, which is expected to ship in the third quarter of fiscal 2005.

Service revenues for the first six months of fiscal 2004 were $106,413 compared to $204,864 for the comparable period of the prior year. The timing and amount of service revenues are dependent upon a limited number of projects. At September 30, 2004 we had $160,221 of deferred revenue from development contracts, which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to our customers in order to speed adoption of our technology and enhance our future revenues.

For the six months ended September 30, 2004, we reported a gross profit of $435,675 compared to a gross profit of $206,360 for the first six months of fiscal 2003. Cost of sales for the six months ended September 30, 2004 consisted of $1,631,556 of product costs and $54,417 of service costs, consisting mostly of research and development labor being funded in part by our service development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue increased from 9% to 21%, due primarily to the recurring orders of the in-flight entertainment product line which provides for a higher margin than the prior year's fulfillment of an order for Softeq. At the present time, warranty costs are not significant.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the six months ended September 30, 2004 were $1,534,068, as compared to $1,441,332 for the six months ended September 30, 2003. Selling and administrative costs aggregated $744,916 for the first six months of fiscal 2005 compared to $764,527 in the prior period. The $19,611 decrease in selling and administrative costs resulted primarily from a decrease of $40,987 in depreciation and amortization expense and a decrease of $52,363 in rent and other related costs offset by an increase of $81,112 in legal fees in connection with the pending Eclipse arbitration. We anticipate quarterly selling and administrative expenses to be constant as we are focused more on OEM opportunities and de-emphasize selling and marketing our branded products.

Research and related expenditures for the six months ended September 30, 2004 were $789,152, as compared to $676,805, for the six months ended September 30, 2003. The $112,347 increase in research and development costs resulted from an increase of $32,533 for consulting and other related services, an increase of $65,691for engineering supplies and materials for pre-production and demo prototypes and an increase of $8,112 for personnel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,098,393 for the six months ended September 30, 2004 as compared to an operating loss of $1,234,972 for the six months ended September 30, 2003. The decrease in operating loss consisted of the gross profit for the six-month period offset by the increase of $92,736 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in digital video/audio platform developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first six months of the current fiscal year of $1,246,886 as compared to a loss of $1,335,124 for the prior year's first six months. For the six months ended September 30, 2004, we incurred interest expense of $146,693 as compared to $63,438 for the comparable period in the prior year.

The loss available to common stockholders for the six months ended September 30, 2004 and 2003 is $1,331,541 and $1,458,124, respectively. Included in the loss available to common stockholders for the six months ending September 30, 2004 and 2003 is accrued dividends of $84,655 and $123,000, respectively on the Series D and E stock.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

For the three months ended September 30, 2004, we reported total revenues of $2,028,485, an 85% increase from total revenues of $1,097,915 for the comparable three-month period of fiscal 2003. Product revenues for the quarter ending September 30, 2004 were $1,953,787, an 89% increase from product revenues of $1,036,071 for the quarter ending September 30, 2003. The $917,716 increase in product revenues resulted primarily from repeat orders of the in-flight entertainment product line.

Service revenues for the three months ended September 30, 2004 were $74,697 compared to $61,844 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At September 30, 2004 we had $160,221 of deferred revenue from development contracts that will be recognized based on the terms and conditions of each agreement.

For the three months ended September 30, 2004, we reported a gross profit of $367,037 compared to a gross profit of $135,502 for the three months of fiscal 2004. Cost of sales for the three months ended September 30, 2004 consisted of $1,613,831 of product costs and $47,617 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue improved from 12% to 18%. In addition, in the quarter ended September 30, 2003, we incurred the write-down of inventory by $355,508 related to slow moving and obsolete products and certain APL Direct Logistics' costs.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended September 30, 2004, were $760,912, as compared to $861,241 for the three months ended September 30, 2003. Selling and administrative costs aggregated $398,675 for the three months of fiscal 2004 compared to $385,101 in the prior period. The $13,574 increase in selling and administrative costs resulted primarily from the following: a decrease of $21,118 in depreciation and amortization expense, an decrease of $26,191 in bad debt expense and a $25,702 decrease in rent, a $12,620 decrease for insurances and taxes, and a $11,681 decrease for professional services offset by an increase of $68,597 in legal expense in relation to the arbitration and an increase of $47,539 in personnel and related costs due to an increase in health and other related insurance premiums.

Research and related expenditures for the three months ended September 30, 2004 were $362,237, as compared to $476,140 for the three months ended September 30, 2003. The decrease of $113,903 in Research and Development costs resulted from the manner in which the company was allocating its engineering labor to cost of goods for customer contracts that are now being recognized on a percentage of completion basis. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by customer contracts and the availability of financial resources.

We reported an operating loss of $393,875 for the three months ended September 30, 2004, as compared to an operating loss of $725,739 for the three months ended September 30, 2003. The decrease in operating loss resulted primarily from the gross profit for the three months ended September 30, 2004 as well as a decrease of $100,329 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in our video/audio technology platform developments with supply or royalty provisions. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported an increase in interest expense of $116,514 for the three months ended September 30, 2004 versus $28,273 and the comparable period of 2004 due to the issuance on or about July 2, 2004, of the 12% SP Notes and amortization of the warrants.

We reported a loss on disposal of assets of $36,713 for the three months ended September 30, 2003 due to the shutdown of our wedig.com music site.

We reported a loss for the three months of the current fiscal year of $510,389 as compared to a loss of $754,012 for the prior year's three months.

The loss attributable to common stockholders for the three months ended September 30, 2004 and 2003 was $547,587 and $815,512, respectively. Included in the loss available to common stockholders for the period ending September 30, 2004 were accrued dividends of $28,273 on the Series D and E stock issued.

Liquidity and Capital Resources
At September 30, 2004, we had working capital deficit of $2,920,926 compared to a working capital deficit of $1,096,104 at March 31, 2004. We had $nil of working capital invested in inventory at September 30, 2004. Cash used in operating activities for the six month period ended September 30, 2004 was $1,040,975 resulting primarily from the $1,246,886 loss for the period, a decrease of $16,222 in deferred revenue, a decrease of $37,565 in other accounts payable and accrued liabilities offset by an increase of $133,775 in accounts payable, an increase of $145,225 in prepaid expenses and other, an increase of $217,874 in customer deposits and an increase of $35,684 in accounts receivable. During the six months ended September 30, 2004, the Company purchased $12,455 in property and equipment. For the six months ended September 30, 2004, cash provided by financing activities was $1,004,650 resulting primarily from $1,000,000 proceeds from issuance of the 12% Convertible Subordinated Promissory Notes. For the six months ended September 30, 2004, net cash and cash equivalents decreased by $48,780.

At September 30, 2004, we had net accounts receivable of $71,835 as compared to $36,151 at March 31, 2004. This represented approximately 30 days of revenues. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

On July 2, 2004, the Company closed a $1,000,000 offering of Unsecured 12% Convertible Subordinated Promissory Notes due July 1, 2005 and the Company received aggregate cash proceeds of $1,000,000.

At September 30, 2004, we had cash and cash equivalents of $419,174. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing business customer arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $1,500,000 of additional funds for the next twelve months of operations plus amounts required to make payments on the 15% Unsecured Note in the approximate amount of $946,875 and 12% CSP notes for $1,000,000. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from business customer product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have a forbearance agreement on the $750,000 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly we may need to seek equity or debt financing in the next twelve months for working capital if product margins are insufficient and we may need to seek equity or debt financing for payments of the 15% Unsecured Note (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

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

Future Commitments and Financial Resources
We have an accrued lease liability of $515,000 that arose in the normal course of business for equipment delivered to the Company. This amount is approximately eight years old. The accrued lease liability reflects management's best estimate of amounts due for matters in dispute. Settlement of this liability may either be more or less than the amount recorded in the audited consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

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

Financial Risks
We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and at September 30, 2004 had an accumulated deficit of $69.6 million. We had losses of approximately $3.5 million, $6.7 million and $5.8 million in fiscal 2004, 2003 and 2002, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We Expect Our Operating Results To Fluctuate Significantly - Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

      o Unpredictable demand and pricing for our contract development services
      o     Market acceptance of our business customers' products by end users
      o Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
      o     Fluctuations in operating costs
      o     Changes in research and development costs
      o     Changes in general economic conditions
      o     Changes in technology
      o     Short product lifecycles

We May Experience Product Delays, Cost Overruns and Errors Which Could Adversely Affect our Operating Performance and Ability to Remain Competitive. We have experienced development delays and cost overruns associated with contract development services in the past. We may experience additional delays and cost overruns on current projects or future projects. Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, the results of our contract services and the products produced for business customers could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by our customers or others who have acquired our products, including customer's products.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. For the six months ended September 30, 2004 and 2003, one customer accounted for approximately 97% of revenue and two customers accounted for 72% of revenues, respectively. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

If We Are Unsuccessful in Achieving Market Acceptance of Our Products, It Could Harm Our Business. Sales and marketing strategy contemplates sales of developed products to the electronics and computer software market, by e.Digital or its customers. The failure of our Company or its customers to penetrate their projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our products and those of our customers will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

We Have Limited Marketing Capabilities and Resources Which Makes It Difficult For Us To Create Awareness of and Demand for Our Products and Technology. We have limited marketing capabilities and resources and are primarily dependent upon in-house executives for the marketing of our technology platforms, as well as our licensing business. Selling products and attracting new business customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology. We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

The Success of Our Business Depends on Emerging Markets and New Products. In order for demand for our technology, services and products to grow, the markets for portable digital devices, such as digital recorders and digital video players and other portable consumer devices, must develop and grow. If sales for these products do not grow, our revenues could decline. To remain competitive, we intend to develop new applications for our technology and develop new technology and products. If new applications or target markets fail to develop, or if our technology, services and products are not accepted by the market, our business, financial condition and results of operations could suffer.

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

Risks Related to Operations
We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on one supplier for manufacturing our product. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs,
(ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by this manufacturer for any reason could have a material adverse affect on our business. Production and pricing by the manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Risks Related to Trading in Our Common Stock
Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our Common Stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

      o     Quarter-to-quarter variations in operating results
      o Announcements of technological innovations by us, our customers or competitors
      o New products or significant design achievements by us or our competitors
      o General conditions in the markets for the our products or in the electronics and IFE industry
      o     The price and availability of products and components
      o Changes in operating factors including delays of shipments, orders or cancellations
      o     General financial market conditions
      o     Market conditions for technology stocks
      o Litigation or changes in operating results or estimates by analysts or others
      o     Or other events or factors

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $419,174 and our debt of $1,946,875, consisting of accrued interest, the 15% Unsecured Note and the 12% Convertible Subordinated Promissory Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At September 30, 2004, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

Item 4. Controls and Procedures
 (a) Evaluation of disclosure controls and procedures.
The management of the Company, including the Chief Executive Officer and Chief Accounting Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 45 days prior to the filing of this Annual Report on Form 10-Q (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings.

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

In March 2002, we entered into a Development and Manufacturing Agreement with Eclipse by Fujitsu Ten ("Eclipse"), a car stereo company. Under the agreement, e.Digital receives non-recurring engineering fees for design and development services, as well as revenues for the manufacture and delivery of Eclipse-branded audio products. In April 2004, we filed a demand for arbitration against Eclipse for numerous breaches of the contract signed by Eclipse. These breaches include cancellation of the initial non-cancelable order, breach of the implied covenant of good faith and fair dealing, and misappropriation of our intellectual property, confidential, proprietary and trade secret information. As of the time of this filing, this issue remains pending. Arbitration has been set for March 2005. There can be no certainty regarding the timing and outcome of the Eclipse arbitration.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds
(a) NONE
(b) NONE
(c) NONE

Item 3. Defaults Upon Senior Securities
NONE

Item 4. Submission of Matters to a Vote of Security Holders
NONE

Item 5. Other Information
(a) NONE
(b) NONE

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

                                    e.DIGITAL CORPORATION

Date:    November 15, 2004          By: /s/ RENEE WARDEN
                                        ----------------------------------------
                                        Renee Warden, Chief Accounting Officer
                                        (Principal Accounting and Financial
                                        Officer and duly authorized to sign on
                                        behalf of the Registrant)