Form 10-Q
period 2004-12-31
E DIGITAL CORP
filed 2005-02-14
CIK 886328

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                         Commission File Number 0-20734

                              E.DIGITAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                         33-0865123
-------------------------------                      -------------------------
(State or other jurisdiction of                      (I.R.S. Empl. Ident. No.)
incorporation or organization)

13114 Evening Creek Drive South, San Diego, California         92128
------------------------------------------------------       ---------
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

                                 YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $0.001                             166,614,668
------------------------------                 ---------------------------------
         (Class)                               (Outstanding at February 8, 2005)

================================================================================

E.DIGITAL CORPORATION

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited):

           Consolidated Balance Sheets as of December 31, 2004 and
           and March 31, 2004                                                 3

           Consolidated Statements of Operations for the three and nine
           months ended December 31, 2004 and 2003                            4

           Consolidated Statements of Cash Flows for the nine
           months ended December 31, 2004 and 2003                            5

           Notes to Interim Consolidated Financial Statements                 6

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             13

   Item 3. Quantitative and Qualitative Disclosure about Market Risk         22

   Item 4. Controls and Procedures                                           22

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 22
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       22
   Item 3. Defaults Upon Senior Securities                                   23
   Item 4. Submission of Matters to a Vote of Security Holders               24
   Item 5. Other Information                                                 24
   Item 6. Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                   25

E.DIGITAL CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                DECEMBER 31, 2004     MARCH 31, 2004
                                                                                                   (Unaudited)          (Audited)
                                                                                                         $                   $
                                                                                                   ---------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                                            1,933,718            467,954
Accounts receivable, trade, less allowance of $118,087 and $174,255
  for doubtful accounts, respectively                                                                   30,385             36,151
Inventory net of allowance for obsolete inventory of $0 and $4,600 respectively                             --              5,009
Deposits and prepaid expenses                                                                          708,429             29,085
                                                                                                   ------------------------------
TOTAL CURRENT ASSETS                                                                                 2,672,532            538,199
                                                                                                   ------------------------------
Property and equipment, net of accumulated depreciation of
   $465,551 and $398,760, respectively                                                                 136,401            158,638
                                                                                                   ------------------------------
    TOTAL ASSETS                                                                                     2,808,933            696,837
                                                                                                   ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT
Accounts payable, trade                                                                                401,001            385,453
Other accounts payable and accrued liabilities                                                          58,289             70,852
Accrued lease liability                                                                                515,000            515,002
Accrued employee benefits                                                                              155,926            185,737
Dividends                                                                                              312,645            246,798
Deferred revenue                                                                                        51,391            107,056
Customer deposit                                                                                       967,300                 --
Convertible subordinated promissory notes, less $116,094 and $0 for
    amortization of warrants, respectively                                                             883,908                 --
Unsecured promissory notes, short term                                                                 908,500            123,405
                                                                                                   ------------------------------
    TOTAL CURRENT LIABILITIES                                                                        4,253,960          1,634,303
                                                                                                   ------------------------------
Deferred revenue                                                                                        70,773             69,387
Unsecured promissory note                                                                                   --            767,220
                                                                                                   ------------------------------
    TOTAL LIABILITIES                                                                                4,324,733          2,470,910
                                                                                                   ------------------------------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit
Preferred stock, $100 stated value; 5,000,000 shares authorized
  Series D Convertible Preferred stock 250,000 shares designated: 125,000 and 145,000 issued and outstanding, respectively. Liquidation preference
   of $1,552,917 and $1,670,883, respectively                                                        1,250,000          1,450,000
  Series E Convertible and Redeemable Preferred stock 15,000 shares designated:
    nil and 8,768 issued and outstanding, respectively. Liquidation preference
   of $nil and $902,715 respectively                                                                        --            862,050
  Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
    18,500 and nil issued and outstanding, respectively. Liquidation preference
   of $1,867,412 and $0 respectively                                                                 1,850,000                 --
Common stock, $0.001 par value, authorized 200,000,000,
166,605,634 and 160,527,868 shares outstanding, respectively                                           166,606            160,528
Additional paid-in capital                                                                          66,109,277         64,316,408
Dividends                                                                                             (312,645)          (246,798)
Accumulated deficit                                                                                (70,579,037)       (68,316,261)
                                                                                                   ------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                         (1,515,799)        (1,774,073)
                                                                                                   ------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                          2,808,933            696,837
                                                                                                   ==============================

      See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                                December 30,                  December 30,
                                                                            2004            2003            2004            2003
                                                                              $               $               $               $
                                                                       ----------------------------    ----------------------------
Revenues:
   Products                                                               1,391,646         628,277       3,406,881       2,675,319
   Services                                                                  27,282          89,633         133,695         294,497
                                                                       ----------------------------    ----------------------------
                                                                          1,418,928         717,910       3,540,576       2,969,816
                                                                       ----------------------------    ----------------------------

COST OF REVENUES:
   Products                                                                 969,896         527,418       2,601,452       2,391,119
   Services                                                                  10,796          60,750          65,213         242,595
                                                                       ----------------------------    ----------------------------
                                                                            980,692         588,168       2,666,665       2,633,714
                                                                       ----------------------------    ----------------------------
Gross profit  (loss)                                                        438,236         129,742         873,911         336,102
                                                                       ----------------------------    ----------------------------

OPERATING EXPENSES:
   Selling and administrative                                               447,525         312,007       1,192,441       1,076,534
   Research and related expenditures                                        339,163         288,289       1,128,315         965,094
                                                                       ----------------------------    ----------------------------
          Total operating expenses                                          786,688         600,296       2,320,756       2,041,628
                                                                       ----------------------------    ----------------------------

Operating loss                                                             (348,452)       (470,554)     (1,446,845)     (1,705,526)
                                                                       ----------------------------    ----------------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                        (116,255)        (28,281)       (262,948)        (92,143)
   Loss on disposal of asset                                                     --              --         (36,713)
   Other income (expenses)                                                       --            (800)         (1,650)           (376)
                                                                       ----------------------------    ----------------------------
          Other income (expense)                                           (116,255)        (29,081)       (264,598)       (129,232)
                                                                       ----------------------------    ----------------------------

NET LOSS                                                                   (464,707)       (499,635)     (1,711,443)     (1,834,758)
Imputed deemed dividends on Series E Preferred Stock                             --        (693,615)             --        (693,615)
Imputed deemed dividends on Series EE Preferred Stock                      (469,664)             --        (469,664)             --
Accrued dividends on the Series D, E and EE Preferred stock                 (62,861)        (13,469)       (147,516)       (136,469)
                                                                       ----------------------------    ----------------------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                   (997,232)     (1,206,719)     (2,328,623)     (2,664,842)
                                                                       ============================    ============================
LOSS PER COMMON SHARE - BASIC AND DILUTED                                     (0.01)          (0.01)          (0.01)          (0.02)
                                                                       ============================    ============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              165,923,241     156,774,028     164,249,475     153,592,799
                                                                       ============================    ============================

      See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                      FOR THE NINE MONTHS ENDED
                                                                                                            December 31,
                                                                                                       2004                 2003
                                                                                                         $                    $
                                                                                                    ----------           ----------
OPERATING ACTIVITIES
Net loss                                                                                            (1,711,443)          (1,834,758)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                                                      35,695               96,298
     Accrued interest and accretion relating to secured promissory notes                                84,375               84,375
     Amortization of interest on warrants issued in connection with the
         12% convertible subordinated promissory notes                                                 116,092                   --
     Settlement of accounts payable                                                                         --             (162,828)
     Stock issued to vendor                                                                             11,729                   --
     Loss on disposal of asset                                                                              --               36,713
Changes in assets and liabilities:
     Accounts receivable, trade                                                                          5,766              150,798
     Inventory                                                                                           5,009               95,830
     Prepaid expenses and other                                                                       (679,344)              46,198
     Deferred contract charges                                                                              --              (58,094)
     Accounts payable, trade                                                                            15,548                2,177
     Other accounts payable and accrued liabilities                                                    (12,565)             (13,235)
     Customer deposit                                                                                  967,300                   --
     Accrued employee benefits                                                                         (29,811)             (55,735)
     Deferred revenue                                                                                  (54,279)             173,358
                                                                                                    ----------           ----------
Cash used in operating activities                                                                   (1,245,928)          (1,438,903)
                                                                                                    ----------           ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                                                     (13,458)            (145,690)
Increase in restricted cash                                                                                 --                   --
                                                                                                                         ----------
                                                                                                    ----------           ----------
Cash used in investing activities                                                                      (13,458)            (145,690)
                                                                                                    ----------           ----------
FINANCING ACTIVITIES
Proceeds from issuance of Shares                                                                            --              933,500
Proceeds from issuance of Series E Preferred Stock                                                          --            1,262,250
Proceeds from issuance of Series EE Preferred Stock                                                  1,850,000                   --
Proceeds from 12% Convertible Subordinated Promissory Notes                                          1,000,000                   --
Proceeds from 24% Unsecured Note                                                                            --              269,300
Payment for private placement fee in connection with the Series EE Prefered Stock                     (129,500)
Payment on 24% Unsecured Note                                                                               --             (104,754)
Payment on Unsecured Promissory Note                                                                        --                   --
Proceeds from exercise of stock options                                                                  4,650              150,000
Proceeds from exercise of warrants                                                                          --               71,959
                                                                                                    ----------           ----------
Cash provided by financing activities                                                                2,725,150            2,582,255
                                                                                                    ----------           ----------
Net increase (decrease) in cash and cash equivalents                                                 1,465,764              997,662
                                                                                                    ----------           ----------
Cash and cash equivalents, beginning of period                                                         467,954               83,906
                                                                                                    ----------           ----------
Cash and cash equivalents, end of period                                                             1,933,718            1,081,568
                                                                                                    ==========           ==========
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION:
   Cash paid during the period for:
       Interest                                                                                         31,147                   --
Supplemental schedule of noncash investing and financing activities:
  Deemed dividends on Series D, E & EE preferred stock                                                 147,516              136,469
  Deemed dividends for beneficial conversion feature on Series E Preferred Stock                            --              693,615
  Deemed dividends for beneficial conversion feature on Series EE Preferred Stock                           --
  Conversion of Series D Preferred Stock                                                               200,000              525,000
  Conversion of Series E Preferred Stock                                                               365,000                   --
  Conversion of dividends on Series D and E Preferred Stock to equity                                   73,956               55,559
  Common stock issued for debt repayment                                                                    --              200,000
  Common stock issued to vendor                                                                             --              181,761
  Warrants exercised and applied as a reduction to promissory note interest                             66,500

      See notes to interim consolidated financial statements

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2004

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $70,579,037 at December 31, 2004. At December 31, 2004, the Company had a working capital deficiency of $1,581,428. Substantial portions of the losses are attributable to marketing costs of the Company's new technologies and products and substantial expenditures on research and development of technologies. The Company's operating plans may require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

2. LOSS PER SHARE

Stock options, warrants and convertible preferred stock exercisable into 26,211,255 shares of common stock were outstanding as at December 31, 2004. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders was increased during the three and nine months ended December 31, 2004 by accrued dividends of $62,861 and $147,516, respectively. For the nine months ending December 31, 2004, the loss available to common stockholders increased by $469,664 for imputed deemed dividends for the issuance of the Series EE preferred stock. The loss available to common stockholders is computed as follows:

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2004

                                                          For the three months ended                   For the nine months ended
                                                                   December 31,                              December 31,
                                                            2004                 2003                 2004                 2003
                                                         -----------          -----------          -----------          -----------
Loss and comprehensive loss                              $  (464,707)         $  (499,635)         $(1,711,443)         $(1,834,758)
Imputed deemed dividends on Series E
preferred stock                                                   --             (693,615)                  --             (693,615)
Imputed deemed dividends on Series EE
preferred stock                                             (469,664)                  --             (469,664)                  --
Dividends on Series D, E and EE preferred
stock                                                        (62,861)             (13,469)            (147,516)            (136,469)
                                                         -----------          -----------          -----------          -----------
Loss available to common stockholders                    $  (997,232)         $(1,206,719)         $(2,328,623)         $(2,664,842)
                                                         -----------          -----------          -----------          -----------

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

During the third quarter of 2004, no new options were granted by the Company, and as of December 31, 2004, an aggregate of 6,656,665 options to purchase shares of the Company's common stock were outstanding pursuant to the 1994 Stock Option Plan. The fair value of vested options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0%; expected volatility of 70% a risk free interest rate of 2.86% and an expected life of 2.5 years. The following table summarizes the weighted average fair value of the stock options granted during the periods:

                                                               Three Months Ended           Nine Months Ended
                                                                   December 31                  December 31
                                                              2004           2003           2004           2003
------------------------------------------------------------------------------------------------------------------
Net loss as reported                                      $  (464,707)   $  (499,635)   $(1,711,443)   $(1,834,758)
Add: Total stock-based employee compensation recorded              --             --             --             --
Deduct: Total stock-based employee compensation
expense                                                            --             --        132,220        278,574
                                                          -----------    -----------    -----------    -----------
Pro forma net loss                                        $  (464,707)   $  (499,635)   $(1,843,663)   $(2,113,332)
                                                          ===========    ===========    ===========    ===========

Earnings per share:
   Basic and Diluted - as reported                        $     (0.00)   $     (0.01)   $     (0.01)   $     (0.01)
   Basic and Diluted - pro forma                          $     (0.00)   $     (0.01)   $     (0.01)   $     (0.01)

In December 2004, the FASB revised Statement No. 123 (FAS 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of FAS 123R will be effective for the first quarter of fiscal 2006.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2004

In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

5. INVENTORY

Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis. Effectively on July 1, 2004, the Company had ceased providing customer support, accessories or repairs for its discontinued line of consumer products. The Company has written off all remaining accessories for its branded products in inventory.

                                         DECEMBER 31, 2004       MARCH 31, 2004
                                                  $                     $
--------------------------------------------------------------------------------
Finished goods                                   --                      --
Raw materials                                    --                  $9,609
--------------------------------------------------------------------------------
Reserve obsolete                                 --                   4,600
--------------------------------------------------------------------------------
                                                 --                  $5,009
================================================================================

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2004

6. PROMISSORY NOTES

                                                     December 31,    March 31,
                                                         2004          2004
                                                     -----------   -----------
15% Unsecured Promissory Note                        $   750,000   $   750,000
12% Convertible Subordinated Promissory Note           1,000,000            --
Accrued interest on notes                                158,500       140,625
Less amortization  of warrant                           (116,092)           --
Less current portion                                  (1,792,408)     (123,405)
                                                     -----------   -----------
Long term                                            $        --   $   767,220
                                                     ===========   ===========

15% UNSECURED PROMISSORY NOTE

On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for cash proceeds of $750,000 from an unrelated corporation. On January 31, 2005, the 15% Unsecured Note was amended to extend the maturity date to June 30, 2006 when principal and interest will be payable. Accrued interest on the note at December 31, 2004 was $158,500. On January 31, 2005, the Company paid cash interest of $8,500 and issued to the noteholder a secondary 15% Unsecured Promissory Note ("15% Note") for accrued interest of $150,000. The 15% Note will also mature on June 30, 2006. Principal and interest on the 15% Note is payable in monthly installments of $3,500 with the balance due at maturity

12% CONVERTIBLE SUBORDINATED PROMISSORY NOTES

In June and July 2004, the Company sold $1,000,000 of Unsecured 12% Convertible Subordinated Promissory Notes due July 1, 2005 ("12% CSP Notes"). The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable until June 30, 2007 (collectively, the "Warrants"). In the event the Company offers shares of capital stock, noteholders have the right and option to convert the unpaid principal amount of the note, the prepayment fee, if any, and any accrued and unpaid interest into shares of capital stock offered. The noteholders waived their rights to convert for the November 30, 2004 Series EE preferred stock offering sale.

7 STOCKHOLDERS' EQUITY

The following table summarizes stockholders' equity transactions during the nine-month period ended December 31, 2004:

                                                                                         Additional
                                              Preferred        Common                      paid-in                     Accumulated
                                                stock          Shares        Amount        capital       Dividends       deficit
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004                       2,312,050      160,527,868   $  160,528    $ 64,316,408   $   (246,798)  $(68,316,261)
Shares issued upon exercise of stock
options                                              --           30,000           30           4,620             --             --
Shares sold by vendor from prior year
issuance                                             --               --           --          11,729             --             --
Shares issued upon exercise of warrants              --          394,872          395          66,105             --             --
Value assigned to warrants issued in
connection with equity financing                     --               --           --         271,121             --             --
Shares issued for conversion of E              (862,050)       4,375,146        4,375         896,576         67,303        (67,303)
Shares issued for conversion of D              (200,000)       1,277,748        1,278         241,489         14,366        (14,366)
Deemed dividends on Series EE preferred
stock                                                --               --           --         469,664             --       (469,664)
Issuance of Series EE preferred stock         1,850,000               --           --              --             --             --
Offering costs on Series EE preferred
stock                                                --               --           --        (168,435)            --             --
Dividends on Series D & E preferred stock            --               --           --              --       (147,516)            --
Loss for the Period                                  --               --           --              --             --     (1,711,443)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004                    3,100,000      166,605,634   $  166,606    $ 66,109,277   $   (312,645)  $(70,579,037)
-----------------------------------------------------------------------------------------------------------------------------------

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2004


8. WARRANTS AND OPTIONS

At December 31, 2004 warrants were outstanding and exercisable into the following shares of common stock:

                  NUMBER OF EXERCISE PRICE
DESCRIPTION           COMMON SHARES          PER SHARE $       EXPIRATION DATE
--------------------------------------------------------------------------------
Warrant(1)                 46,189                0.19          October 5, 2005
Warrant                   856,166                1.00        November 18, 2005
Warrant(1)                112,500                0.19       September 30, 2006
Warrant(2)              2,000,000                0.25            June 30, 2007
Warrant(3)              4,070,000                0.50        November 30, 2007
--------------------------------------------------------------------------------
Total                   7,084,855
--------------------------------------------------------------------------------

(1) The warrants are subject to certain adjustments if the Company issues shares lower than $0.19.

(2) In connection with the issuance of 12% CSP Notes the Company issued 2,000,000 warrants with an exercise price of $0.25. The estimated fair market value of these warrants at issuance was $232,186 and has been recorded as a deferred financing charge related to the 12% CSP Notes as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge is being amortized over the term of the 12% CSP Notes.

(3) In connection with the issuance of the Series EE preferred stock the Company issued 370,000 warrants with an exercise price of $0.50 as a private placement fee. The estimated fair market value of these warrants at issuance was $38,935 and has been recorded as a deferred offering cost related to the issuance of the Series EE preferred stock.

The following table summarizes stock option activity for the period:

                                                               WEIGHTED AVERAGE
                                                 SHARES         EXERCISE PRICE
                                                    #                  $
--------------------------------------------------------------------------------
Outstanding March 31, 2004                      4,141,665            1.0846
Granted                                         3,380,000            0.2250
Canceled/expired                                 (835,000)           1.8738
Exercised                                         (30,000)           0.1550
--------------------------------------------------------------------------------
Outstanding December 31, 2004                   6,656,665             0.3721
--------------------------------------------------------------------------------
Exercisable at December 31, 2004                3,483,506             0.5144
--------------------------------------------------------------------------------

Options outstanding are exercisable at prices ranging from $0.0875 to $2.25 and expire over the period from 2006 to 2009 with an average life of 3.6 years. The 1994 Stock Option Plan expired on August 15, 2004.

9. PREFERRED STOCK

CONVERTIBLE NON-REDEEMABLE SERIES D

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. The Series D Stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 Subordinated Promissory Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.19 subject to certain adjustments if the Company issues shares at prices lower than $0.19. As of December 31, 2004 the 140,000 shares of the Series D Stock would have been convertible into 8,173,246 shares common stock. The Series D stock shall be subject to automatic conversion on December 31, 2007. Subsequent to December 31, 2004, 10,000 shares of Series D stock were converted into 654,124 shares of common stock.

CONVERTIBLE REDEEMABLE SERIES E

On November 19, 2003, the Company issued 12,770 shares of 8% Series E Convertible Redeemable Preferred Stock (the "Series E Stock") with a stated value of $100 per share. During the nine-months ending December 31, 2004, an aggregate of 8,768 shares of Series E Stock was converted into 4,375,146 and with no shares of Series E Stock outstanding as of December 31, 2004.

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2004

CONVERTIBLE REDEEMABLE SERIES EE

On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the "Series EE Stock") at a per share price of $100 for an aggregate amount of $1,850,000. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the election of the company. The stated dollar amount of Series EE Stock, is convertible into fully paid and nonassessable shares of common stock at a conversion price $0.25 per share which is fixed for the first 90 days following the original issue date, and commencing 90 days following the original issue date, the conversion price shall equal the lower of (i) $0.25 and (ii) 85% of the average of the volume weighted average price per share of any ten days during the twenty consecutive trading days immediately preceding the conversion date. However, the conversion price shall not be less than $0.19 per share. The Series EE Stock shall be subject to automatic conversion on or about November 30, 2006 subject to certain conditions. At December 31, 2004, the Series EE Stock was convertible into 7,469,648 shares of common stock.

The Series EE Stock is redeemable at the Company's option upon that date which is twenty-four month from the original issue date. The redemption price, payable in cash or common stock is greater of (a) 110% of the stated value or (b) the per share market value of the underlying shares.

The Company also issued to the Investors, warrants to purchase 3,700,000 shares of common stock at $0.50 per share until November 30, 2007.

The Company utilized the Black Scholes Method in valuing the warrants, and calculated the relative fair value of the Series EE Stock and warrants. The effective conversion prices of the Series EE Stock was then determined by the Company based on the relative fair value of the stock. Utilizing the calculated intrinsic value of the Series EE Stock, the Company calculated a beneficial conversion charge in the amount of $469,664, which has been recorded in the loss attributed to common stockholders in the accompanying financial statements.

The Company incurred placement agent fees of approximately $129,000 in cash and, in connection therewith, issued to such placement agent 370,000 warrants. The estimated fair market value of these warrants at issuance was $38,935 and has been recorded as offering cost related to the issuance of the Series EE Stock.

10. COMMITMENTS AND CONTINGENCIES

The Company relies on Asian contract manufacturing partners for the manufacture of its products. The Company depends on these and other contract manufacturers to (i) allocate sufficient capacity to the Company's manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by this manufacturer for any reason could have a material adverse affect on the Company's business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

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

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2004

11. CREDIT RISK

Amounts owing from one customer comprise 98% of accounts receivable at December 31, 2004. Amounts owing from two major customers comprise approximately 69% and 23%, respectively of accounts receivable at March 31, 2004.

12. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one customer comprised 98% of revenue for the nine months ended December 31, 3004. Sales to three major customers comprise 76.5% of revenue for the nine months ended December 31, 2003.

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

We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred operating losses of $3.5 million, $6.7 million and $5.8 million in fiscal year 2004, 2003 and 2002, respectively. At December 31, 2004, we had a working capital deficit of $1.6 million. Our current monthly operating costs level is approximately $215,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2003

For the first nine months ended December 31, 2004, we reported total revenues of $3,540,576, a 19% increase from total revenues of $2,969,816 for the first nine months of fiscal 2004. Product revenues for nine months ending December 31, 2004 were $3,406,881, a 27% increase from product revenues of $2,675,319 for the nine months ending December 31, 2003. We have back-log of product purchase orders for approximately $1.0 million, which is expected to ship in the fourth quarter of fiscal 2005.

Service revenues for the first nine months of fiscal 2004 were $133,695 compared to $294,497 for the comparable period of the prior year. The timing and amount of service revenues are dependent upon a limited number of projects. At December 31, 2004 we had $122,164 of deferred revenue from development contracts, which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to our customers in order to speed adoption of our technology and enhance our future revenues.

For the nine months ended December 31, 2004, we reported a gross profit of $873,911 compared to a gross profit of $336,102 for the first nine months of fiscal 2004. Cost of sales for the nine months ended December 31, 2004 consisted of $2,601,452 of product costs and $65,213 of service costs, consisting mostly of research and development labor being funded in part by our service development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue increased from 11% to 25%, due primarily to the recurring orders of the in-flight entertainment product line which provides for a higher margin than the prior year's fulfillment of an order for Softeq. At the present time, warranty costs are not significant.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the nine months ended December 31, 2004 were $2,320,756, as compared to $2,041,628 for the nine months ended December 31, 2003. Selling and administrative costs aggregated $1,192,441 for the first nine months of fiscal 2005 compared to $1,076,534 in the prior period. The $115,907 increase in selling and administrative costs resulted primarily from an increase in legal fees in connection with the pending Eclipse arbitration. We anticipate quarterly selling and administrative expenses to be constant as we are focused more on business customer opportunities and de-emphasize selling and marketing our branded products.

Research and related expenditures for the nine months ended December 31, 2004 were $1,128,315, as compared to $965,094, for the nine months ended December 31, 2003. The $163,221 increase in research and development costs resulted from an increase of $48,783 for consulting and other related services and a decrease booked in fiscal 2004 of $116,087 in research and development costs resulted from the manner in which the Company was allocating its engineering labor to cost of goods for customer contracts that are now being recognized on a percentage of completion basis. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1,446,845 for the nine months ended December 31, 2004 as compared to an operating loss of $1,705,526 for the nine months ended December 31, 2003. The decrease in operating loss consisted of the gross profit for the nine-month period offset by the increase of $279,128 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in digital video/audio platform developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first nine months of the current fiscal year of $1,711,443 as compared to a loss of $1,834,758 for the prior year's first nine months. For the nine months ended December 31, 2004, we incurred interest expense of $262,948 as compared to $92,143 for the comparable period in the prior year.

We reported a loss on disposal of assets of $36,713 for the nine months ended December 31, 2003 due to the shutdown of our wedig.com music site.

The loss available to common stockholders for the nine months ended December 31, 2004 and 2003 is $2,328,623 and $2,664,842, respectively. Included in the loss available to common stockholders for the nine months ending December 31, 2004 and 2003 is accrued dividends of $147,516 and $136,469, respectively on the Series D, E and EE stock and $469,664 and $693,615 for imputed deemed dividends on the issuance of the Series EE and E stock, respectively.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

For the three months ended December 31, 2004, we reported total revenues of $1,418,928, a 98% increase from total revenues of $717,910 for the comparable three-month period of fiscal 2004. Product revenues for the quarter ending December 31, 2004 were $1,391,646, a 122% increase from product revenues of $628,277 for the quarter ending December 31, 2003. The $763,369 increase in product revenues resulted primarily from repeat orders of the in-flight entertainment product line.

Service revenues for the three months ended December 31, 2004 were $27,282 compared to $89,633 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At December 31, 2004 we had $122,164 of deferred revenue from development contracts that will be recognized based on the terms and conditions of each agreement.

For the three months ended December 31, 2004, we reported a gross profit of $438,236 compared to a gross profit of $129,742 for the three months of fiscal 2004. Cost of sales for the three months ended December 31, 2004 consisted of $969,896 of product costs and $10,796 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers. Gross profit as a percentage of revenue improved from 18% to 31%.

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) for the three months ended December 31, 2004, were $786,688, as compared to $600,296 for the three months ended December 31, 2003. Selling and administrative costs aggregated $447,525 for the three months of fiscal 2004 compared to $312,007 in the prior period. The $135,518 increase primarily resulted from an increase of $62,250 in legal expense in relation to the arbitration and an increase of $53,162 in personnel and related costs associated with the rising costs of healthcare and other employee benefit costs.

Research and related expenditures for the three months ended December 31, 2004 were $339,163, as compared to $288,289 for the three months ended December 31, 2003. The increase of $50,874 in research and development costs resulted from the manner in which the Company was allocating its engineering labor to cost of goods for customer contracts that are now being recognized on a percentage of completion basis offset by a decrease of $13,426 in personnel and related costs. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by customer contracts and the availability of financial resources.

We reported an operating loss of $348,452 for the three months ended December 31, 2004, as compared to an operating loss of $470,554 for the three months ended December 31, 2003. The decrease in operating loss resulted primarily from the gross profit for the three months ended December 31, 2004 offset by an increase of $186,392 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in our video/audio technology platform developments with supply or royalty provisions. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported an increase in interest expense of $116,255 for the three months ended December 31, 2004 versus $28,281 for the comparable period of 2004 due to the issuance on or about July 2, 2004, of the 12% CSP Notes and amortization of the warrants.

We reported a loss for the three months of the current fiscal year of $464,707 as compared to a loss of $499,635 for the prior year's three months.

The loss attributable to common stockholders for the three months ended December 31, 2004 and 2003 was $997,232 and $1,206,719, respectively. Included in the loss available to common stockholders for the period ending December 31, 2004 were accrued dividends of $62,861 and $13,469 on the Series D, E and EE stock issued and $469,664 and $693,615 for imputed deemed dividends on the Series EE and E stock, respectively,

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had working capital deficit of $1,581,428 compared to a working capital deficit of $1,096,104 at March 31, 2004. We had $nil of working capital invested in inventory at December 31, 2004. Cash used in operating activities for the nine month period ended December 31, 2004 was $1,245,928 resulting primarily from the $1,711,443 loss for the period, a decrease of $54,279 in deferred revenue, a decrease of $5,766 in accounts receivable, a decrease of $12,565 in other accounts payable and accrued liabilities offset by an increase of $15,548 in accounts payable, an increase of $679,344 in prepaid expenses and other, an increase of $967,300 in customer deposits. During the nine months ended December 31, 2004, the Company purchased $13,458 in property and equipment. For the nine months ended December 31, 2004, cash provided by financing activities was $2,725,150 resulting primarily from $1,000,000 proceeds from issuance of the 12% Convertible Subordinated Promissory Notes and the issuance of the Series EE Preferred Stock for proceeds of $1,850,000. For the nine months ended December 31, 2004, net cash and cash equivalents increased by $1,465,764.

At December 31, 2004, we had net accounts receivable of $30,385 as compared to $36,151 at March 31, 2004. This represented approximately 30 days of revenues. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

On November 30, 2004, the Company completed a $2,000,000 offering of Series EE Stock and the Company received aggregate gross cash proceeds of $1,850,000.

At December 31, 2004, we had cash and cash equivalents of $1,933,718. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing business customer arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $1,000,000 of additional funds for the next twelve months of operations plus amounts required to make payments on the 15% Unsecured Note in the approximate amount of $908,500 and 12% CSP Notes for $1,000,000. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from business customer product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have a forbearance agreement on the $750,000 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly we may need to seek equity or debt financing in the next twelve months for working capital if product margins are insufficient and we may need to seek equity or debt financing for payments of the 15% Unsecured Note (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

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

FINANCIAL RISKS

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and at December 31, 2004 had an accumulated deficit of $70 million. We had losses of approximately $3.5 million, $6.7 million and $5.8 million in fiscal 2004, 2003 and 2002, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We May Need to Obtain Additional Financing to Continue Operating our Business. We believe that with cash on hand and proceeds from existing development and production contracts and product sales, we have sufficient proceeds to meet cash requirements for the next nine months. However, we may need to raise additional funds to:

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. For the nine months ended December 31, 2004 and 2003, one customer accounted for approximately 98% of revenue and three customers accounted for 76.5% of revenues, respectively. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. ("NASD"). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.16 to a high of $0.43 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of investors to sell their securities in the secondary market. The Commission has also adopted regulations which define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $1,933,718 and our debt of $1,908,500, consisting of accrued interest, the 15% Unsecured Note and the 12% Convertible Subordinated Promissory Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At December 31, 2004, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

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

                              e.DIGITAL CORPORATION

Date:    February 14, 2005      By: /s/ RENEE WARDEN
                                   --------------------------------------------
                                   Renee Warden, Chief Accounting Officer
                                   (Principal Accounting and Financial Officer
                                   and duly authorized to sign on behalf of the
                                   Registrant)