Form 10-K/A
period 2004-03-31
E DIGITAL CORP
filed 2005-04-12
CIK 886328

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                EXPLANATORY NOTE

This Form 10-K/A of e.Digital Corporation is being filed solely for the purpose of amending Part II, Item 9A of our Form 10-K for the year ended March 31, 2004 (the "Original Form 10-K") to provide additional disclosure regarding our "Controls and Procedures."

This Form 10-K/A does not update the Original Form 10-K except as required to amend the disclosure described above. Additionally, this Form 10K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to June 23, 2004.

ITEM 9A. CONTROLS & PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       e.Digital Corporation

                                       By: /s/  ATUL ANANDPURA
                                           -------------------------------------
                                           Atul Anandpura
                                           Chief Executive Officer and President
Date:  April 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                        Position                               Date
         ----                                        --------                               ----
/s/ *                                   Chairman of the Board and Director               April 12, 2005
------------------------------------
    Alex Diaz

/s/ ATUL ANANDPURA                      President, Chief Executive Officer               April 12, 2005
------------------------------------    and Director (principal executive officer)
    Atul Anandpura

/s/ RENEE WARDEN                        Chief Accounting Officer and Secretary           April 12, 2005
------------------------------------    (principal Financial and Accounting Officer)
    Renee Warden

/s/ ROBERT PUTNAM                       Vice President and Director                      April 12, 2005
------------------------------------
    Robert Putnam

/s/ *                                   Director                                         April 12, 2005
------------------------------------
    Allen Cocumelli

/s/ *                                   Director                                         April 12, 2005
------------------------------------
    Victor G. Ramsauer

* By: /s/ ATUL ANANDPURA
      ------------------------------
      Atul Anandpura
      Attorney-In-Fact