Form 10-Q/A
period 2004-12-31
E DIGITAL CORP
filed 2005-04-12
CIK 886328

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $0.001                           166,614,668
------------------------------                       --------------------
      (Class)                                 (Outstanding at February 8, 2005)

================================================================================

                                EXPLANATORY NOTE

This Form 10-Q/A of e.Digital Corporation is being filed solely for the purpose of amending Part I, Item 4. of our Form 10-Q for the quarter ended December 31, 2004 (the "Original Form 10-Q") to provide additional disclosure regarding our "Controls and Procedures."

This Form 10-Q/A does not update the Original Form 10-Q except as required to amend the disclosure described above. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to February 14, 2005.

Item 4. Controls and Procedures

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       e.DIGITAL CORPORATION

Date:    April 12, 2005                By: /s/ RENEE WARDEN
                                           -------------------------------------
                                           Renee Warden, Chief Accounting
                                           Officer (Principal Accounting
                                           and Financial Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)