Form 10-K
period 2005-03-31
E DIGITAL CORP
filed 2005-06-22
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X| State issuer's revenues for its most recent fiscal year $4,252,387.

The aggregate market value of the issuer's Common Stock held by non-affiliates of the registrant on June 10, 2005 was approximately $29,373,146 based on the average of the closing bid and ask price of $0.17 as reported on the NASD's OTC Electronic Bulletin Board system.

As of June 10, 2005 there were 175,260,876 shares of e.Digital Corporation Common Stock, par value $.001, outstanding, 115,000 shares of Series D Preferred Stock, stated value $10.00 per share, outstanding and 12,500 shares of Series EE Preferred Stock, stated value $100.00 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2005 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended March 31, 2005.

                                TABLE OF CONTENTS
                                                                                                     Page
                                     PART I
ITEM 1.       Description of Business                                                                 3
ITEM 2.       Description of Property                                                                 9
ITEM 3.       Legal Proceedings                                                                      10
ITEM 4.       Submission of Matters to a Vote of Security Holders                                    10

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters                               10
ITEM 6.       Selected Consolidated Financial Statements                                             10
ITEM 7.       Management's Discussion and Analysis or Plan of Operation                              11
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk                             22
ITEM 8.       Financial Statements                                                                   23
ITEM 9.       Changes In and Disagreement With Accountants on Accounting and Financial Disclosure    23
ITEM 9A.      Controls and Procedures                                                                23
ITEM 9B.      Other Information                                                                      23
                                    PART III

ITEM 10.      Directors, Executive Officers, Promoters and Control Persons,
              Compliance With Section 16(a) of the Exchange Act                                      23
ITEM 11.      Executive Compensation                                                                 23
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management                         24
ITEM 13.      Certain Relationships and Related Transactions                                         24
ITEM 14.      Principal Accounting Fees and Services                                                 24

                                     PART IV

ITEM 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                        24

              Signatures                                                                             30

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

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW
e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We provide engineering services, product reference designs and technology platforms to customers focusing on the digital video/audio and player/recorder markets. Our product reference designs are working, full-featured designs sometimes implemented as prototypes that can be customized to a customers' preferred look and feel or branded and sold as they are, according to a customer's wishes. Our technology platforms are basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design for private labeling. Our technology and services are used by customers to design, develop and produce complex electronic products primarily targeted at end-user consumers.

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

TECHNOLOGY AND SERVICES
We offer developers of electronic products a portfolio of services within the broad categories of design services, development services, manufacturing services, and customer service. Our revenue has been, and is expected to be, derived from a combination of fees from licensing, engineering services, manufacturing services, warranty services, industrial design services, technical support services and unit royalty payments. Our revenues also result from the sale of products when we arrange for turnkey production and delivery of products to customers.

When developers of electronic products lack the experience or resources to work with portable storage media or to do their own design work, our design services help perform component and product design. We offer design services in areas such as circuit design, the design and incorporation of custom digital signal processing solutions, wireless communication, computer and Internet connectivity and product design. We have expertise in embedded systems, digital and analog integrated circuit design, wireless, multimedia, Internet and computer connectivity, DSP customization, flash memory interface and related fields.

In addition to design, our engineers can perform product development and engineering services aimed to convert designs into functional reference designs, prototypes and/or end products. The engineering services we offer include custom hardware and firmware (an instruction set programmed into a chip which determines the product's functionality and user interface), software development, technology platform development and product design.

We also arrange for manufacturing services including factory hand-off and development of test procedures. The manufacturing services we provide range from startup through order fulfillment services and post production quality and warranty services.

Our business customers license or purchase our product reference designs or our technology platforms to embed in or integrate with their product design allowing them to accelerate the product development process.

MICROOS(TM)
Our proprietary MicroOS(TM) operating system serves as the foundation for our Personal Digital Video, Digital Audio and Wireless Technology Platforms. MicroOS was originally developed by us for use in digital voice recorder technology, but because of its inherent flexibility, has grown and been adapted to support audio and video storage and playback and wireless utilities. MicroOS is compact and dynamic, responding to a variety of user interfaces. MicroOS manages the volume and equalizer functions, the LCD drivers and interfaces, decodes a wide variety of audio and video files, interacts with a variety of digital rights management schemes and supports today's most popular media storage formats including hard disk drives, compact and embedded flash and others.

MicroOS manages multiple functions within a single device, utilizing less power, space and operating capacity than many alternative solutions. The life cycle of consumer electronics products is very short and continues to accelerate. With MicroOS we believe we are able to complete new product design and development projects faster and more economical than many competitors. The use of MicroOS shortens the development cycle and MicroOS' flexibility provides the same lead time benefits to subsequent generations of each MicroOS based product.

DIGITAL VIDEO/AUDIO TECHNOLOGY PLATFORM
We have designed and developed a Digital Video/Audio Technology Platform based on our proprietary MicroOS core. Our Digital Video/Audio Platform ("DVAP") accommodates various third party video compression encoded material, proprietary security measures and allows for other customizable options. The DVAP supports screen sizes from 2.5 to 10.4" and is capable of achieving better than DVD quality video. The 7" version was first released in 2003 for use on commercial airline flights as an Inflight Entertainment (IFE) device.

Our first commercial release of our DVAP was accomplished through business customer Airline Protective Systems ("APS") branding and distribution of the digEplayer 5500(TM) IFE product to Alaska Airlines. The first units were provided to Alaska Airlines passengers in October 2003. In 2004, we received follow-on orders for commercial quantities of IFE units. The units are loaded with content by APS from partners such as 20th Century Fox, DreamWorks SKG, Warner Brothers and DMX. The large 7" screen delivers better than DVD quality video - a key competitive factor to others evaluating opportunities in the market.

APS (a division of Wencor West, Inc., herein referred to as APS/Wencor) continues to market the digEplayer to airlines worldwide and other companies within the travel and leisure industry. While we anticipate continued commercial success of the digEplayer, we remain active in pursuit of others seeking personal video platforms for their own branding purposes. We believe there are opportunities for new and next generation applications of this device.

Our proprietary DVAP is flexible and we believe we can address markets beyond IFE with products customized for niche customers for travel and leisure, medical, education, government and military use. We are modifying our DVAP technology to incorporate the latest LCD screen, media storage, video processing, battery and other components to address specific needs of the medical and travel and leisure segments of the market.

Content Protection Technology

We have designed and developed proprietary hardware encryption technology for content protection. This technology has been incorporated into the digEplayer and has been tested and approved by major Hollywood movie studios. We currently have a patent application pending with the U.S. Patent Office for this technology.

WIRELESS TECHNOLOGY
We have experience in developing wireless solutions for business customers and our DVAP has applications for wireless technology. Wireless communications between devices and hosts will benefit consumers' abilities to manage and procure content. We are also integrating 802.11(Wi-Fi) technology as an option for our DVAP. We have a separate Wireless Technology Platform that can also be applied to other electronic products. We expect to support and integrate other, new wireless technologies into our DVAP or our Wireless Technology Platform, including WiMax, UWB and others.

RECENT DEVELOPMENTS
In March 2005, APS/Wencor's digEplayer was awarded IFE product of the year at the IPEC & LARA 2005 Regional Airline World and Inflight Online Awards ceremony held in London. Alaska Airlines was awarded Airline IFE Service of the Year. This was an important endorsement of our DVAP solution.

In February 2005, APS/Wencor placed an order for digEplayers 5500's(TM) with a newly developed credit card reader enhancement. In March 2005 they ordered additional IFE units and in May 2005 ordered further units.

INDUSTRY BACKGROUND
We design and market digital technology product platforms employing portable storage media with the major categories being digital video recorder/players, digital music recorder/players and related mobile devices. We also have experience developing digital automotive technology platforms and a wireless technology platforms.

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

We believe there are applications for our DVAP in broad aspects of the travel and leisure, medical, education, government and military markets and that these are growing markets.

IN-FLIGHT ENTERTAINMENT
IFE encompasses music, news, television programming, and motion pictures presented through audio/video systems typically embedded into an aircraft. Certain airlines are also beginning to incorporate satellite programming and/or wireless Internet access for their passengers through extensive built-in hardware in certain aircraft on certain routes. According to the Wall Street Journal, airlines worldwide spend approximately $2 billion a year on entertainment.

Because the costs to retrofit an aircraft with IFE equipment can be prohibitive, we have developed an alternative IFE system. Our portable IFE player, based upon our DVAP, is smaller than a typical laptop computer and has a high-quality color screen and stereo headphones. Although passengers may rent or purchase portable DVD players from outside entities, we have created the first portable video players that can be rented to passengers by the airline. We believe this type of system is attractive to airlines and other travel-related entities because of its revenue potential, variety of content, and inexpensive implementation. We work closely to support our customer APS/Wencor to develop this market.

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

Our MicroOS operating system for storage management and experience in a variety of portable products are key factors in marketing our services and solutions to business customers.

OUR BUSINESS STRATEGY
We are currently focusing development, sales, marketing, and support efforts chiefly on platform and product development opportunities for customers and licensees in portable digital entertainment device markets. Our objective is to have our operating systems and application designs play major roles in the growing market for portable digital devices.

Products designed by us are marketed under a license and/or royalty fee arrangement and through product sales by branding customers. Utilizing strategic customers for product development and marketing results in reduced development and manufacturing costs, provides high quality products and creates a broader revenue base.

We offer a total solution from product design through development, manufacturing, delivery, and support. Our strategy is to build upon our proprietary technology to develop long-term strategic relationships with key manufacturers in various industries. We believe we have the expertise and experience to offer a turnkey solution to customers seeking to implement portable digital audio and video processing. We actively seek licensing, private label, and business customer opportunities in the digital video and audio processing markets. Our efforts include:

      1. Expanding our business by developing custom products for customers - We seek to expand our business through sales and marketing targeted at obtaining additional product development opportunities with existing customers and new business customers.

      2. Developing brand name recognition with business customers - This strategy is being pursued through participation in industry alliances, trade show participation, professional articles and attaching our name along with customer products to the greatest extent possible.

      3. Expanding the technology base through continued enhancements of our technologies and application - We develop in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more business customers. Our engineering team continues to enhance and update MicroOSTM and related technology. We also devote resources to expanding our technology to new applications. In addition to supporting music, voice, and video processing, we believe our technology may have applications in a wide range of products.

      4. Leverage strategic industry relationships - We have established and maintain important strategic industry relationships and associations with a number of related companies. We seek to leverage these relationships to offer better technology integration and solutions to our business customers and to maximize subtle but valuable marketing and co-promotion opportunities.

CUSTOMERS
Our revenues result from the sale of products, product royalties, fees from engineering services, order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

We have revenue-producing contracts or revenue-producing licensing and marketing arrangements with the following customers:

APS/WENCOR - We licensed our DVAP technology to APS and customized it for use in their branded portable IFE device known as the digEplayers 5500(TM) for Alaska Airlines. This portable IFE product has since and continues to be marketed and sold to other airlines by APS/Wencor. We provide product to APS/Wencor pursuant to license and supply agreement.

BANG & OLUFSEN - We licensed technology to Bang & Olufsen for use in their branded digital audio player products. The first product developed under our licensing agreement (the BeoSound 2 portable MP3 player) reached the retail market in June 2002. Bang & Olufsen sells their branded products, including the BeoSound 2, through exclusive retail stores worldwide.

OTHER CUSTOMERS
We offer developers of electronic products a portfolio of services within the broad categories of design services, development services, manufacturing services, and customer service. We seek and have discussions with a variety of prospective customers on new electronic products. We also make improvements to our existing DVAP and other technologies using our own resources to attract new customers. Our revenue has been, and is expected to be, derived from a combination of fees from licensing, engineering services, manufacturing services, warranty services, industrial design services, technical support services and unit royalty payments.

STRATEGIC RELATIONSHIPS & ASSOCIATIONS
Companies with related but not competing technologies have agreed to license our technologies and/or designs. To varying degrees, these strategic partners promote and market our work with their own. They may, from time to time, refer customers to us. With these strategic partners, we may collaborate on projects where both partners could benefit.

We also rely on certain partners and/or vendors for their contributions to our product designs and we may purchase or license components or technologies from them. These partners may also promote or display our products or designs at industry trade shows or in their advertising. We believe these partners add value to our services and help generate industry goodwill that can result in increased business.

MANUFACTURING AND DISTRIBUTION
We have nonexclusive relationships with manufacturers with facilities in Asia. These manufacturers either have performed or are qualified to perform manufacturing, assembly, and related services for our customers and licensees. We have expertise in developing, performing and overseeing manufacturing processes. We offer technology transfer, manufacturing supervision, documentation, and quality control services to our customers.

We purchase our primary components from one manufacturer accounting for 92% of total purchases for fiscal year 2005. Purchases from two manufacturers accounted for 19% and 14% of total purchases for fiscal year 2004. Purchases from these two manufacturers accounted for approximately 17% and 15% of total purchases in fiscal year 2003. These manufacturers purchase major electronic components from a limited number of suppliers. The loss of a manufacturer or the disruption in supply from the manufacturer or in the supply of components by their suppliers could have a material adverse effect on our financial condition, results of operations and cash flows.

MARKETING AND SALES
Business customers' technology marketing and sales are performed internally, primarily by our Vice President of Business Development and the Chief Executive Officer and various technical personnel who are involved in the sales process. Targeted customers include digital video device developers and users, major electronic product manufacturers, PC manufacturers and automotive audio/video manufacturers.

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

Sales to one major customer comprised approximately 96% of revenues in fiscal year 2005 [2004 - three customers comprised 36%, 26% and 11%] [2003 - one customers comprised 22%]. Historically, our revenues have relied on a few major customers. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.

Our backlog fluctuates due to the timing of large orders and other factors. Our products are manufactured with lead times of generally less than three months. Our backlog at March 31, 2005 was $0.6 million. Our backlog at March 31, 2004 and 2003, was $nil respectively. Accordingly, the amount of order backlog does not indicate future sales trends. Subsequent to fiscal year ended March 31, 2005, we received $1.9 million in additional orders expected to be delivered in fiscal year 2006.

RESEARCH AND DEVELOPMENT COSTS
For the years ended March 31, 2005, 2004 and 2003, we spent $1,515,238, $1,531,177 and $1,410,506, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities. In fiscal 2005, 2004 and 2003, approximately $122,613, $292,607 and $194,689 of total research and development revenue was recognized from the company's research and development contracts. The related costs were included in cost of services.

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

We have designed and developed proprietary hardware encryption technology for content protection. This technology has been incorporated into APS/Wencor's digEplayer and has been tested and approved by major Hollywood movie studios. We currently have a patent application pending with the U.S. Patent Office for this technology.

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

COMPETITION
Many electronic firms and prospective business customers have in-house design and development teams. There are also a large number of electronic engineering and development firms in the U.S. and worldwide that offer design, development and manufacturing services competitive to the services we offer. Many of these firms have larger staffs and greater financial resources than we do.

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

Competition in the IFE industry comes from portable DVD hardware manufactured by companies such as Sony, Samsung, Panasonic, or Audiovox, who may sell such products to travelers or airlines. Innovative Media Solutions (IMS) offers a portable PC laptop-based IFE product used on several airlines. The airline industry may also continue to opt for embedded IFE systems. Motion picture studios or others could contract competing hardware developers to create new portable products for the IFE industry. Although our system was designed as an IFE device and has unique features and the support of content providers, there can be no assurance that other manufacturers will not create and introduce new competing portable IFE products.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

We believe we have developed a leading low-level real time operating system and comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd., Intel Corporation, Digital5 Inc., PortalPlayer Inc., I/O Magic, and Datalight Inc. In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, we offer a system attractive for more complex applications. Our technology will compete with other solutions; however, we will focus on markets requiring advanced features and a robust file management system. Although we were successful in competing against other systems in our selection by Bang & Olufsen, APS, and others, there is no assurance we can continue to compete against other providers of digital recording solutions, many of whom have substantially greater resources.

Our technology focuses on digital applications. Accordingly, competition for our technology includes analog tape solutions, traditional dictation equipment, and traditional CD or DVD recording and playback equipment. Our business customers and we therefore, compete with a wide range of consumer and business product suppliers producing a wide variety of products and solutions. The electronics product market is highly competitive with many large international companies competing for the consumer and business markets.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of portable digital entertainment products and systems.

SEASONALITY
Although our business is not seasonal in the traditional sense, production is usually lower in the first quarter of the calendar year as foreign manufacturing plants typically are closed for a period from shortly before the year-end holiday season until early February.

EXECUTIVE OFFICERS
ALEX DIAZ - Mr. Diaz joined the Board in July 2002 and was appointed Chairman in November 2002. Mr. Diaz is Executive Vice President of Califormula Radio Group in San Diego, where he oversees the wide area network (WAN) linking audio, production studios, and transmitter sites, all of which he designed. He also established a Web presence for several of Califormula's San Diego radio stations, including Jammin' Z90, Radio Latina, and classical music station
 XLNC1. Before joining Califormula, Mr. Diaz worked at Radio Computing Services in New York. Mr. Diaz holds bachelor's degrees in mathematics and computer science from the University of California in San Diego.

ATUL ANANDPURA - Mr. Anandpura joined the company in 1999 as the Vice President of Research and Development. In July 2004 was appointed President and Chief Executive Officer. Mr. Anandpura was also appointed a Director of the company in 2004. From 1996 to 1999 Mr. Anandpura held the position of Managing Director for Maycom Europe Ltd. in Surrey U.K. At Maycom, Mr. Anandpura marketed and developed MP3 player, advanced digital voice recorder with PC Link and various low power wireless communication devices. Prior to joining Maycom. From 1986 to 1996 Mr. Anandpura held the positions of Project Manager, Senior Design Engineer for Maxon Systems Inc., in Surrey U.K. At Maxon Systems, Mr. Anandpura managed and designed the analog, digital hardware, DSP based products and embedded software for telephone related products for British Telecom, Matra Communication and other companies. Mr. Anandpura obtained his Bachelor of Engineering Electronics degree from M.S. University in Baroda, India

ROBERT PUTNAM - Mr. Putnam was appointed Senior Vice President in April 1993. He was appointed a Director of the company in 1995. In May 2005, Mr. Putnam assumed the additional responsibilities of Interim Chief Accounting Officer and Corporate Secretary. Mr. Putnam served as Secretary of the company from March 1998 until December 2001. He served as a Director of American Technology Corporation ("ATC") from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as Vice President, Investor Relations of ATC. He has also served, as Secretary/Treasurer of Patriot Scientific ("Patriot") since 1989 and from 1989 to March 1998 was a Director of Patriot. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

EMPLOYEES
As of June 1, 2005, we employed approximately eighteen full-time and two part-time employees of whom two were in production and testing, fourteen were in research, development and engineering, two were in sales, general and administrative and two are executive officers. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the company and its employees to be good.

We also engage consultants or lease engineering personnel on a temporary basis from time to time and use other outside consultants for various services.

AVAILABLE INFORMATION
e.Digital Corporation internet website address is www.edigital.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our company's website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

ENVIRONMENTAL COMPLIANCE
Our operations are subject to various foreign, federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters and there can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure or injury or claims of injury by employees or the public. Some risk of costs and liabilities related to these matters are inherent in our business, as with many similar businesses. Management believes its business is operated in substantial compliance with applicable environmental, waste management, health and safety regulations, the violation of which could have a material adverse effect on our operations. In the event of violation, these requirements provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified or more stringent requirements or enforcement policies could be adopted which could adversely affect our operations.

ITEM 2. DESCRIPTION OF PROPERTY
In September 2000, we entered into a three-year sublease agreement, which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,290 inclusive of utilities and costs expiring on July 31, 2006.

We believe this facility is adequate to meet our needs for the next twelve months given current plans. However should we expand our operations, we may be required to obtain additional space or alternative space. We believe there is adequate availability of office space in the general vicinity to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS
In February 2005, the Company and Fujitsu Ten Corporation of America settled a contractual dispute arising out of the development of a product for automotive use. Pursuant to the settlement agreement and mutual release entered into between the parties we received $200,000 in settlement claims.

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

                                                    High               Low
FISCAL YEAR ENDED MARCH 31, 2004
             First quarter                         $0.33              $0.12
             Second quarter                        $0.55              $0.23
             Third quarter                         $0.62              $0.38
             Fourth quarter                        $0.63              $0.27
FISCAL YEAR ENDED MARCH 31, 2005
             First quarter                         $0.32              $0.22
             Second quarter                        $0.27              $0.16
             Third quarter                         $0.43              $0.19
             Fourth quarter                        $0.34              $0.18

At June 10, 2005 there were shares of common stock outstanding and approximately 2,808 stockholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES
None

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXPECT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA                2005         2004         2003         2002         2001
Revenues                                 $   4,252    $   3,418    $   2,597    $   2,417    $   1,828
Gross profit (loss)                            997          689         (900)        (561)         123
Operating loss                              (2,035)      (2,328)      (5,841)      (5,855)      (3,873)
Loss for the year                           (2,417)      (2,516)      (6,666)      (5,793)      (3,646)
Loss attributable to common
stockholders                                (3,743)      (3,468)      (6,727)      (5,819)      (8,434)
Basic earnings per common share (1)      $   (0.02)   $   (0.02)   $   (0.05)   $   (0.04)   $   (0.07)
Weighted average number of common and
  common equivalent shares outstanding     165,525      155,100      140,065      130,783      127,503

      (1)   For information pertaining to the calculation of basic earnings
            (loss) per common shares, see Note 2 to the Consolidated Financial Statements elsewhere in this report.


BALANCE SHEET DATA                     2005       2004       2003       2002       2001
Total current assets                  $ 1,847    $   538    $   715    $ 2,213    $ 4,135
Total current liabilities               3,337      1,634      2,021      4,757      1,689
Total assets                            1,973        696        895      2,744      4,495
Long-term debt, less current
maturities                                897        836        637         --         --

Series C redeemable preferred stock        --         --         --         --        796

Series D preferred stock                1,150      1,450      2,050         --         --

Series E preferred stock                   --        862         --         --         --

Series EE preferred stock               1,250         --         --         --         --

Stockholders' equity (deficit)         (2,261)    (1,774)    (1,874)    (2,014)     2,010

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

GENERAL

e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We provide engineering services, product reference designs and technology platforms to customers focusing on the digital video/audio and player/recorder markets. Our product reference designs are working, full-featured designs sometimes implemented as prototypes that can be customized to a customers' preferred look and feel or branded and sold as they are, according to a customer's wishes. Our technology platforms are basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design for private labeling. Our technology and services are used by customers to design, develop and produce complex electronic products primarily targeted at end-user consumers.

We incurred operating losses in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $2.0 million, $2.3 million and $5.8 million in fiscal year 2005, 2004 and 2003, respectively. At March 31, 2005, we had a working capital deficit of $1.49 million. Our monthly cash operating costs has been on average $200,000 per month at the end of fiscal year 2005, 2004 and $225,000 per month at the end of fiscal year 2003. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

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

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to business customers and markets and (c) raising, if necessary, additional capital and/or obtaining third party financing.

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

We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carryforwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. The Company has no liabilities recorded for such indemnities.

We do not have off-balance sheet transactions, arrangements or obligations.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2005, 2004 AND 2003

REVENUES:

The following table sets forth selected data from the statement of operations for the Company for the fiscal year ended March 31, 2003, 2004 and 2005, respectively.

                                                      2003 to 2004                     2004 to 2005
                                                      variance in     2003 to 2004     variance in      2004 to 2005
                       2003       2004      2005          $'s        variance in %'s       $'s        variance in %'s
                    ----------- --------- ---------- --------------- ---------------- --------------- -----------------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Net revenue           $2,597      $3,418     $4,252     $  821             32%         $  834            24%
Cost of goods sold    $3,497      $2,728     $3,255     ($ 769)           (22%)        $  527            19%

Total Revenues: For the year ended March 31, 2005, we reported total revenue of $4,252,387, a 24% increase from total revenues of $3,418,180 for the comparable year. Product revenue for the year ended March 31, 2005 was $4,002,212, an increase of 49% from product revenues of $2,686,894 for the comparable year. The increase in product revenues in fiscal year 2005 resulted from the increase in airline orders for the digEplayer through APS/Wencor customers

For the year ended March 31, 2004, we reported total revenues of $3,418,180 a 32% increase from total revenues of $2,597,363 for the comparable year. Product revenue for the year ended March 31, 2004 was $2,686,894, an increase of 20% from total product revenues of $2,224,961 for the year ended March 31, 2003. The increase in product revenues in fiscal year 2004 was due to the fulfillment of the APS and Softeq contracts, offset by the termination of our e.Digital branded products. We believe that the termination of our "e.Digital" branded product line will not have any material impact in future periods.

Service Revenue: Our development arrangements are designed to produce limited current revenues while creating proprietary products to be sold to customers or to be produced under long-term license or royalty arrangements. Service revenues for the year ended March 31, 2005 decreased by 66% to $250,175 from $731,286 for the comparable year. The decrease resulted primarily from our not obtaining additional service contracts or payments on existing agreements.

Service revenues were $731,286 and $372,402 for the fiscal years 2004 and 2003, respectively. The increase of 97% in service revenues was primarily attributed to the fulfillment of OEM contracts. We had recorded for nonrecurring engineering ("NRE") contracts (contracts involving the payment of one-time engineering fees in association with a particular project an aggregate of unearned revenue $176,443 and $311,703 at March 31, 2004 and 2003, respectively.

COST OF SALES:

                                                      2003 to 2004                     2004 to 2005
                                                      variance in     2003 to 2004     variance in      2004 to 2005
                       2003       2004      2005          $'s        variance in %'s       $'s        variance in %'s
                    ----------- --------- ---------- --------------- ---------------- --------------- -----------------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Gross profit
(loss)              ($ 899)      $  689     $  997      $1,588            177%           $  308            45%
Gross margin           (35%)         20%        23%                        55%                              3%

Gross Margin: For the year ended March 31, 2005, we reported a $997,235 or 23% gross profit as compared to a 20% gross profit for the comparable year. For fiscal year 2005, costs of sales consisted of $3,149,357 of product costs and $105,795 of contract service cost consisting primarily from the engineering expenses recognized and being funded in part by our customers.

For the year ended March 31, 2004 we reported a $689,397 or 20% gross profit as compared to a gross loss of $899,695 for the year ended March 31, 2003. For fiscal 2004, costs of sales consisted of $2,438,683 of product costs and $290,100 of contract services consisting primarily from the engineering expenses recognized and being funded in part by our customers. The increase in the gross profit percentage is due to improved margins on products delivered to customers and termination of our low or negative margin on e.Digital branded products. Gross profit percentage is highly dependent on sales, price, volume, purchasing costs and overhead allocations. Gross margins may vary significantly from period to period.

OPERATING EXPENSES:

Total operating expenses (consisting of research and related expenditures and selling and administrative expenses) were $3,032,857, $3,017,797and $4,942,225 for fiscal year 2005, 2004, and 2003, respectively.

                                                                                                          2004 to
                                                                        2003 to 2004                        2005
                                                       2003 to 2004     variance in     2004 to 2005    variance in
                        2003       2004      2005     variance in $'s       %'s        variance in $'s      %'s
                      ---------- --------- ---------- ---------------- --------------- ---------------- -------------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Selling, general
and administration    $ 3,531    $ 1,486    $ 1,517       ($2,045)            (58%)       $    31              2%

Selling, General and Administrative: For the year ended March 31, 2005, selling and administrative costs were $1,517,619 compared to $1,486,620 for the comparable year. The $30,999 increase in selling and administrative costs resulted from the increase in legal fees in connection with the Fujitsu Ten arbitration and settlement offset by decreases in facilities expenditures and shareholders' related costs. We anticipate selling and administrative expenses to be constant as we are focused more on business customer opportunities and de-emphasize selling and marketing our branded product.

Selling and administrative costs aggregated $1,486,620 and $3,531,719 in fiscal year 2004 and 2003, respectively. The $2,045,099 decrease in selling and administrative costs resulted from the decrease of $1,073,482 in personal and benefits costs from the reduction of approximately 8 employees in the marketing and administrative departments, a decrease of $246,163 in advertising and marketing costs resulting primarily from the discontinuation of our branded products, a decrease of $193,790 in professional services and fees, a decrease of $60,040 in facilities and related costs resulting from the reduction of occupied leased space, a decrease of $84,884 for bad debt expense, a decrease of $35,946 in shareholders' and related costs, a $43,823 decrease in insurance premiums and a $105,671 decrease in depreciation and amortization.

                                                                        2003 to 2004
                                                       2003 to 2004     variance in     2004 to 2005     2004 to 2005
                        2003       2004      2005     variance in $'s       %'s        variance in $'s  variance in %'s
                      ---------- --------- ---------- ---------------- --------------- ---------------- ----------------
                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
Research and
development            $1,410    $1,531     $1,515       $  121               9%             ($  16)         (1%)

Research and Development expenses: For the year ended March 31, 2005, research and development expenditures were $1,515,238 as compared to year ended March 31, 2004 of $1,531,177. The decrease of $15,939 resulted from an increase of $43,831 in personnel and related costs, an increase of $117,168 for consulting and outside engineering services offset by a decrease booked in fiscal year 2004 of $213,280 in research and development costs which resulted from the manner in which the company was allocating its engineering labor to cost of goods.

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

We reported an operating loss of $2,035,622, and $2,328,400 and $5,841,920 for the year ended March 31, 2005, and 2004 and 2003, respectively. The decrease in operating loss in both fiscal year 2005 compared to fiscal year 2004 and fiscal year 2004 compared to fiscal year 2003 resulted from the positive gross margins in combination with the continued efforts to decrease operating expenses. We believe, but we cannot guarantee, that our strategy of investing in development of our digital video/audio technology platform with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the year ended March 31, 2005 are not necessarily reflective of operating results for future periods.

We reported interest expense of $384,040, $121,698 and $741,435 for the years ended March 31, 2005, 2004 and 2003, respectively. The interest expense in 2005 consisted of interest on the 12% and 15 % Promissory Notes. The interest expense in 2004 consisted of interest on the 15% Promissory Note. The interest expense in 2003 consisted primarily of interest and accretion of the discount in connection with the SP Notes, and interest on the 5% SP Note and the Unsecured Notes.

We reported a loss of $2,416,813, $2,516,343 and $6,665,802 in fiscal year 2005,
2004 and 2003, respectively.

The net loss available to stockholders for fiscal year 2005 was increased in computing loss per share by accrued dividends of $225,588 on the Series D and EE stock and $1,110,611 for the beneficial conversion attributed to the issuance of the Series EE stock. The net loss available to stockholders for fiscal year 2004 was increased in computing loss per share by accrued dividends of $258,827 on Series D and E stock and $693,615 for the beneficial conversion attributed to the issuance of the Series E stock.

LIQUIDITY AND CAPITAL RESOURCES
                                                  2004 to 2005    2004 to 2005
                                                  variance in     variance in
                              2004       2005         $'s             %'s
                            ---------- --------- --------------- ---------------
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Working capital (deficit)   ($1,096)     ($1,490)     ($  394)           36%
Cash and cash equivalents   $   467      $ 1,289      $   822           176%
Total assets                $   696      $ 1,973      $ 1,277           183%

                                                        2003 to 2004                     2004 to 2005    2004 to 2005
                                                         variance in    2003 to 2004     variance in     variance in
                         2003       2004       2005          $'s       variance in %'s       $'s             %'s
                       --------- ----------- ---------- -------------- ---------------- --------------- ---------------
NET CASH PROVIDED BY                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
(USED IN)
Operating activities   ($ 4,671)   ($ 2,056)   ($ 1,951)    $  2,615        (56%)        $    105              (5%)
Investing activities   $ 46,483    ($   144)   ($    15)    ($46,627)      (100%)        $    129             (90%)
Financing activities   $  4,263    $  2,479    $  2,788     ($ 1,784)       (42%)        $    309              12%

At March 31, 2005, we had a working capital deficit of $1,489,774 compared to a working capital deficit of $1,096,104 for the comparable year. We had no working capital invested in inventory at March 31, 2005 and had $5,009 of working capital invested at March 31, 2004. We had $52,841 and $36,151 of working capital invested in accounts receivable at March 31, 2005 and 2004, respectively. We have prepayment terms with our manufacturer and for our customer for the digEplayer product. Our customer is required to pay in advance for production of these units in three (3) installments with the last payment paid at time of shipment. These payments are recorded as a customer deposit until revenue can be recognized. We have the same payment obligation with our manufacturer requiring (3) installment payments of which are recorded as a prepaid until product has been shipped to the customer. Therefore, the company does not have any accounts receivable or inventory with respect to such product.

For the year ended March 31, 2005, net cash increased by $821,299. Cash used in operating activities was $1,951,265. The major components using cash were a loss of $2,416,813 reduced by $37,500 of accrued interest and accretion relating to the unsecured promissory note, $48,452 of depreciation and amortization, $174,138 for the amortization of interest on warrants issued in connection with the convertible promissory notes. The major change in assets and liabilities providing cash for operating activities was a decrease of $5,009 for inventory, an increase of $135,894 in accounts payable, a $12,441 increase in accrued liabilities and a $707,250 increase in customer deposits. The major changes in assets and liabilities using operating cash was an increase of $16,690 in accounts receivable, a $476,268 increase for prepaid and deposits, a decrease of $122,613 in deferred revenue and a decrease of $51,295 in other accounts payable and accrued liabilities.

At March 31, 2005, we had cash on hand of $1,289,253. For the year ended March 31, 2005, cash provided by financing activities was $2,788,380. During the fiscal year ended March 31, 2005, we obtained a total of $1,850,000 from the issuance of Series EE preferred stock reduced by $129,500 for a private placement fee, $1,000,000 from the issuance of 12% Convertible Subordinated Promissory Notes, $4,650 from the exercise of stock options and $66,500 from exercise of warrants. During the fiscal year ended March 31, 2005, we repaid $3,270 of the 15% Unsecured Note. Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2005 assuming (a) continuation of existing business customer arrangement, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.0 million of additional capital resources for the next twelve months plus amounts required to make payments on the 15% Unsecured Notes in the approximate principal amount of $900,000 and 12% Convertible Subordinated Promissory Notes for $1,000,000. Some of these resources could come from improved operations. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the realization of royalties are subject to many factors and risks, many outside our control.


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

We are actively seeking equity and/or debt financing and intend to use proceeds from equity sales for working capital and to repay the 12% and 15% Unsecured Notes. If we are unable to secure sufficient financing, we will attempt to renegotiate the terms of this note with the lender. There can be no guarantee that we will be able to raise additional equity and/or renegotiate the terms of the note with the lender. If we are able to renegotiate the terms of the note we may be unable to determine what terms the lender may demand.

We require additional capital to finance future developments and improvements to our technology. Should additional funds not be available, we may be required to curtail or scale back staffing or operations. Failure to obtain additional financings will have a material adverse affect on our company. Potential sources of such funds include exercise of outstanding warrants and options, or debt financing or additional equity offerings. However, there is no guarantee that warrants and options will be exercised or that debt or equity financing will be available when needed. Any future financing may be dilutive to existing stockholders. As of March 31, 2005, our contractual obligations and commercial commitments are summarized below:

   CASH CONTRACTUAL                             LESS THAN 1
 OBLIGATIONS BY PERIOD           TOTAL             YEAR         1 - 2 YEARS     2 - 3 YEARS

12% promissory notes           $1,030,000        $1,030,000        $       --        $       --

15% unsecured notes (1)         1,066,057            42,000         1,024,057                --

Operating Lease (2)               148,640           111,480            37,160                --
                               ----------        ----------        ----------        ----------
Total cash obligations         $2,244,697        $1,183,480        $1,061,217        $       --
                               ==========        ==========        ==========        ==========


      1     Includes two 15% unsecured notes and accrued interest as of March
            31, 2005, both notes mature on June 30, 2006.
      2     Office sublease agreement expires July 31, 2006

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

In September 2000, we entered into a three-year sublease agreement which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,290 inclusive of utilities and costs expiring on July 31, 2006.

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

                                     6/30/2004          9/30/2004          12/31/2004          3/31/2005              FYE 2005
Revenues                           $      93,164      $   2,028,485       $   1,418,928      $     711,810         $   4,252,387

Gross Profit (Loss)                       68,639            367,037             438,236            123,323               997,235

Loss for the period                     (735,482)          (511,404)           (464,558)          (705,370)           (2,416,813)

Operating Loss                          (704,517)          (393,875)           (348,452)          (588,778)           (2,035,622)

Loss attributable to common             (782,153)          (547,587)           (997,232)        (1,416,040)           (3,743,012)
Basic earnings per common share    $       (0.00)     $       (0.00)      $       (0.01)     $       (0.02)        $       (0.02)
Weighted average shares
outstanding                          162,439,108        154,882,753         165,923,241        165,525,386           165,525,386

                                      6/30/2003        9/30/2003          12/30/2003          3/31/2004              FYE 2004
Revenues                           $   1,153,991      $   1,097,915       $     717,910      $     448,364         $   3,418,180

Gross Profit (Loss)                       70,858            135,502             129,742            353,295               689,397

Loss for the period                     (581,112)          (754,013)           (499,635)          (681,583)           (2,516,343)

Operating Loss                          (509,233)          (725,739)           (470,554)         1,467,126            (2,328,400)

Loss attributable to common             (642,612)          (815,513)         (1,206,719)          (803,941)           (3,468,785)
Basic earnings per common share    $       (0.00)     $       (0.01)      $       (0.01)     $       (0.01)        $       (0.02)
Weighted average shares
outstanding                          149,072,484        154,882,753         156,774,028        159,656,053           155,100,330

INFLATION
Inflation has not had any significant impact on our business.

NEW ACCOUNTING PRONOUNCEMENTS
As discussed in the notes to the consolidated financial statements, the implementation of these new pronouncements is not expected to have a material effect on our consolidated financial statements.

During March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, guidance on SFAS No. 123 (revised 2004) SAB 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No. 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS 123 (revised 2004) during 2006.

In November 2004, Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", was issued which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition.

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

In December 2004, the FASB issued FAS No. 153, "Exchange of Nonmonetary Assets", which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153, effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, or our fiscal year commencing on April 1, 2006, is not expected to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

In December, 2004 the FASB issued SFAS 123 (revised 2004), "Share Based Payment". This statement replaces SFAS 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS No 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to allow new awards granted during the fiscal year beginning after December 15. 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

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



FINANCIAL RISKS

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES. We have incurred significant operating losses in prior fiscal years and as of the fiscal year ended March 31, 2005 had an accumulated deficit of $71.9 million. We had losses of approximately $3.7 million, $3.5 million and $6.7 million in fiscal 2005, 2004 and 2003, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

WE MAY EXPERIENCE PRODUCT DELAYS, COST OVERRUNS AND ERRORS WHICH COULD ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND ABILITY TO REMAIN COMPETITIVE. We have experienced development delays and cost overruns associated with contract development services in the past. We may experience additional delays and cost overruns on current projects or future projects. Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, the results of our contract services and the products produced for our customers could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by our customers or others who have acquired our products, including customers branded products.

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

In the event additional funds are required, we cannot assure you that such additional financing will be available on terms favorable to us, or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we will need to obtain the approval of our stockholders of an amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock. However, we can give no assurance that our stockholders would approve a sufficient increase in our authorized shares of common stock. If adequate funds are not available to us then we may not be able to continue operations or take advantage of opportunities. If we raise additional funds through the sale of equity, the sale of common stock hereunder, the percentage ownership of our stockholders will be reduced.

UNLESS WE OBTAIN ADEQUATE FINANCING AND INCREASE OUR REVENUES WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN. We have experienced substantial reduction in cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal year 2005, fiscal year 2004 and in prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

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

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR REVENUE. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. One customer accounted for approximately 96% of revenues for the years ended March 31, 2005. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

IF WE ARE UNSUCCESSFUL IN ACHIEVING MARKET ACCEPTANCE OF OUR PRODUCTS, IT COULD HARM OUR BUSINESS. Sales and marketing strategy contemplates sales of developed products to the electronics and computer software market by our customers. The failure of our customers to penetrate their projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our products and those of our customers will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

WE HAVE LIMITED MARKETING CAPABILITIES AND RESOURCES WHICH MAKES IT DIFFICULT FOR US TO CREATE AWARENESS OF AND DEMAND FOR OUR PRODUCTS AND TECHNOLOGY. We have limited marketing capabilities and resources and are primarily dependent upon in-house executives for the marketing of our products, as well as our licensing business. Selling products and attracting new business customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology. We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

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

RISKS RELATED TO OPERATIONS

WE DEPEND ON A LIMITED NUMBER OF CONTRACT MANUFACTURERS AND SUPPLIERS AND OUR BUSINESS WILL BE HARMED BY ANY INTERRUPTION OF SUPPLY OR FAILURE OF PERFORMANCE. We rely on one supplier for manufacturing our IFE product. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

We do not endorse and accept any responsibility for the estimates or recommendations issued by stock research analysts or others from time to time or comments on any electronic chat boards. The public stock markets in general, and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock in the future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK
Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents and our debt of $1,866,810, consisting of accrued interest and the 15% Promissory Notes and 12% Promissory Notes. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At March 31, 2005, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

FOREIGN CURRENCY EXCHANGE RATE RISK
We invoice our customers in U.S. dollars for all products and purchase our products from our suppliers in U.S. dollars. To date the foreign currency exchange risk has not been material. We have not entered into hedging transactions or activities.

ITEM 8. FINANCIAL STATEMENTS
The Consolidated Financial Statements of the company required to be included in this Item 8 are set forth in a separate section of this report and commence on Page F-1 immediately following page 36.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
NONE
                                    PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2005 (the Proxy Statement).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      a) Executive Officers--See "Executive Officers" in Part I, Item 1 hereof.

      b) Directors---The information required by this Item is incorporated herein by reference to our Proxy Statement.

      c) Audit Committee Financial Expert-- The company has a standing Audit Committee that includes the following two members of the Board of
            Directors: Alex Diaz and Robert Putnam. With the recent resignation of Victor T. Ramsauer from the Board of Directors, the Audit committee does not currently have an audit committee financial expert as defined by Regulation S-K, or an "independent" director, as defined under the NASDAQ National Stock Market Rule 10A-3 of the Securities Exchange Act of 1934. The Company anticipates that Renee Warden, upon her election to the Board, will be appointed to the Audit Committee and be designated as the Audit Committee Financial Expert.

      d) We have adopted a "Code of Business Conduct and Ethics," a code of ethics that applies to all employees, including our executive officers. A copy of the Code of Business Conduct and Ethics is posted on our Internet website at www.edigital.com. In the event we make any amendments to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on a Form 8-K or on our next periodic report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(A) EXHIBITS

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

4.50 Form of 12% Subordinated Promissory Note and Warrant Purchase Agreement entered into with certain accredited investors in a maximum aggregate amount of $1,000,000 and filed as Exhibit 4.4.6 to the Company's 2004 Form 10-K.

4.51 Form of 12% Subordinated Promissory Note due on July 1, 2005 between the Company and certain accredited investors (individual notes differ only as to amount) and filed as Exhibit 4.4.7 to the Company's 2004 Form 10-K.

4.52 Form of Stock Purchase Warrant exercisable until June 30, 2007 issued to certain accredited investors for up to an aggregate of 2,000,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.4.8 to the Company's 2004 Form 10-K.

10.1 Amended Sublease Agreement between Smith Industries and Aerospace and the Company dated January 1, 2004 and filed as Exhibit 99.1 to the Company's 2004 Form 10-K.

21.1  List of subsidiaries. *

23    Consents of Experts and Council

23.1  Singer Lewak Greenbaum & Goldstein, LLP

31    Certifications *

31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002, signed by Atul Anandpura, Chief Executive Officer.

31.2  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Principal Accounting Officer.

32.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, signed by Atul Anandpura, Chief Executive Officer and Robert Putnam, Principal Accounting Officer.

----------
*     Filed concurrently herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     e.Digital Corporation



                                     By: /s/  ATUL ANANDPURA
                                         -------------------------------
                                         Atul Anandpura
                                         Chief Executive Officer and President
Date:  June 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                  Position                                                 Date

/s/ ALEX DIAZ                                  Chairman of the Board and Director                    June 21, 2005
------------------------------------
     Alex Diaz

/s/      ATUL ANANDPURA                        President, Chief Executive Officer                    June 21, 2005
------------------------------------
     Atul Anandpura                            and Director (principal executive officer)

/s/      ROBERT PUTNAM                         Vice President and Director                           June 21, 2005
------------------------------------
     Robert Putnam                             Interim Chief Accounting Officer and
                                               Secretary (principal Financial and Accounting Officer)

/s/ ALLEN COCUMELLI                            Director                                              June 21, 2005
------------------------------------
     Allen Cocumelli

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


CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND 2004                         F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
MARCH 31, 2005, 2004 AND 2003                                                     F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                                  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
MARCH 31, 2005, 2004 AND 2003                                                     F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
e.Digital Corporation
San Diego, California

We have audited the consolidated balance sheets of e.Digital Corporation and subsidiary (collectively, the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e.Digital Corporation and subsidiary as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from its operations and its total liabilities have exceeded its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 29, 2005
 e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS
          [See Note 1 - Nature of Operations and Basis of Presentation]

As at March 31,
                                                                                                   2005                 2004
                                                                                                    $                    $
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                                        1,289,253              467,954
Accounts receivable, net of allowance for doubtful
   accounts of $nil [2004 - $174,255]                                                               52,841               36,151
Inventory, net of allowance for obsolete inventory
   of $nil [2004-$4,600]                                                                                --                5,009
Prepaid expenses and other                                                                         505,353               29,085
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             1,847,447              538,199
--------------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                        126,002              158,638
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     1,973,449              696,837
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES, PREFERRED STOCK AND
    STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT
Accounts payable, trade                                                                            521,347              385,453
Other accounts payable and accrued liabilities                                                      83,295               70,852
Accrued lease liability                                                                            515,000              515,002
Accrued employee benefits                                                                          134,442              185,737
Deferred revenue                                                                                    46,888              107,056
Dividends                                                                                          352,044              246,798
Customer deposits                                                                                  707,250                   --
Convertible subordinated promissory notes, less $58,045 and $nil for
  amortization of warrants, respectively                                                           941,955                   --
Unsecured promissory notes                                                                          35,000              123,405
--------------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        3,337,221            1,634,303
--------------------------------------------------------------------------------------------------------------------------------
LONG TERM LIABILITIES
Deferred revenue                                                                                     6,942               69,387
Unsecured promissory notes                                                                         889,855              767,220
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                4,234,018            2,470,910
--------------------------------------------------------------------------------------------------------------------------------
   Commitments and contingencies
STOCKHOLDERS' DEFICIT
Preferred stock, $10.00 par value, 5,000,000 shares authorized
Series D Convertible Preferred Stock, 250,000 shares designated, 115,000 and
    145,000 issued and outstanding, respectively. Liquidation preference of
                                                                                                                   $  1,465,100
    and $1,670,883, respectively                                                                 1,150,000            1,450,000
Series E Convertible Redeemable Preferred Stock, 15,000 shares designated, nil and
    8,620 issued and outstanding, respectively.  Liquidation preference of $nil
    and $902,715,  respectively                                                                         --              862,050
Series EE Convertible Redeemable Preferred Stock, 20,000 shares designated, 12,500 and nil issued and outstanding, respectively.  Liquidation preference of $1,286,944 and $nil,
    respectively                                                                                 1,250,000                   --
Common stock, $.001 par value, authorized 200,000,000,
   170,493,385 and 160,527,868 shares outstanding,  respectively                                   170,494
                                                                                                                        160,528
Additional paid-in capital                                                                      67,475,009           64,316,408
Dividends                                                                                         (352,044)            (246,798)
Accumulated deficit                                                                            (71,954,029)         (68,316,261)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                     (2,260,570)          (1,774,073)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                                                       1,973,449              696,837
================================================================================================================================

See accompanying notes
e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          [See Note 1 - Nature of Operations and Basis of Presentation]

As at March 31,                                                          2005                2004                  2003
                                                                         $                    $                     $
--------------------------------------------------------------------------------------------------------------------------
REVENUES - products                                                   4,002,212            2,686,894            2,224,961
         - services                                                     250,175              731,286              372,402
--------------------------------------------------------------------------------------------------------------------------
                                                                      4,252,387            3,418,180            2,597,363
--------------------------------------------------------------------------------------------------------------------------
Cost of revenues - products                                           3,149,357            2,438,683            3,365,086
                 - services                                             105,795              290,100              131,972
--------------------------------------------------------------------------------------------------------------------------
                                                                      3,255,152            2,728,783            3,497,058
--------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                                     997,235              689,397             (899,695)
--------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Selling and administrative                                            1,517,619            1,486,620            3,531,719
Research and related expenditures                                     1,515,238            1,531,177            1,410,506
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                              3,032,857            3,017,797            4,942,225
--------------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                       (2,035,622)          (2,328,400)          (5,841,920)
--------------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                                       (384,040)            (121,698)            (741,435)
Loss on disposal of property and equipment                                   --              (66,346)             (82,949)
Interest income                                                           3,785                  424                1,761
Other expense                                                              (936)                (323)              (1,259)
--------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER  (EXPENSE) INCOME                                          (381,191)            (187,943)            (823,882)
--------------------------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                               (2,416,813)          (2,516,343)          (6,665,802)
Provision for income taxes                                                   --                   --                   --
--------------------------------------------------------------------------------------------------------------------------
LOSS AND COMPREHENSIVE LOSS FOR THE YEAR                             (2,416,813)          (2,516,343)          (6,665,802)
Series E preferred stock beneficial conversion feature                       --             (693,615)                  --
Series EE preferred stock beneficial conversion feature              (1,100,611)                  --                   --
Accrued dividends on the Series D, E and EE preferred stock            (225,588)            (258,827)             (61,500)
--------------------------------------------------------------------------------------------------------------------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS FOR THE YEAR                (3,743,012)          (3,468,785)          (6,727,302)
--------------------------------------------------------------------------------------------------------------------------
Net loss per common share                                                 (0.02)               (0.02)               (0.05)
--------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                            165,525,386          155,100,330          140,065,107
==========================================================================================================================

See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
      EQUITY [See Note 1 - Nature of Operations and Basis of Presentation]

                                                                                            ADDITIONAL
                                                  PREFERRED            COMMON STOCK          PAID-IN                     ACCUMULATED
                                                    STOCK         SHARES         AMOUNT      CAPITAL      DIVIDENDS       DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2002                                    --    132,537,298    132,537     56,220,924           --     (58,366,990)
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                                     --      9,177,457      9,178      3,472,422           --              --


Stock issued on exercise of stock options                  --        868,750        870        113,251           --              --

Purchase of intangibles for stock                          --        125,000        125         49,875           --              --

Shares issued to vendors                                   --      3,558,498      3,558        727,994           --              --

Shares issued for interest                                 --      1,337,340      1,337        252,909           --              --
Value assigned to 400,000 options issued to
consultant                                                 --             --         --        185,085           --              --

Issuance of Series D preferred stock                2,050,000             --         --             --           --              --
Accrued dividends on the Series D preferred
stock                                                      --             --         --             --      (61,500)             --

Loss for the year                                          --             --         --             --           --      (6,665,802)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2003                             2,050,000    147,604,343    147,605     61,022,460      (61,500)    (65,032,792)
------------------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                                     --      4,913,160      4,913        928,587           --               --

Stock issued on exercise of stock options                  --      1,019,838      1,020        151,305           --              --

Stock issued on exercise of warrants                       --        808,788        809         71,131           --              19

Shares issued for debt                                     --      1,052,632      1,053        198,946           --              --

Shares issued to vendors                                   --        195,913        196         49,067           --              --
Shares issued for conversion of Series E
preferred stock                                      (400,200)     1,183,073      1,183        407,519        8,502          (8,502)
Shares issued for conversion of Series D
preferred stock                                      (600,000)     3,500,121      3,500        661,528       65,028         (65,028)
Value assigned to 250,000 restricted shares of
common

  stock issued to vendor                                   --        250,000        250        132,250           --              --
Beneficial conversion feature on Series E
preferred
  stock                                                    --             --         --        693,615           --        (693,615)

Issuance of Series E preferred stock                1,262,250             --         --             --           --              --
Accrued dividends on the Series D preferred
stock                                                      --             --         --             --     (224,412)             --
Accrued dividends on the Series E preferred
stock                                                      --             --         --             --      (34,416)             --

Loss for the year                                          --             --         --             --           --      (2,516,343)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004                             2,312,050    160,527,868    160,528     64,316,408     (246,798)    (68,316,261)
------------------------------------------------------------------------------------------------------------------------------------
Shares issued upon exercise of stock options               --         30,000         30          4,620           --               --

Shares issued to satisfy trade payable                     --             --         --         11,729           --              --

Shares issued upon exercise of warrants                    --        394,872        395         66,105           --              --
Value assigned to warrants in connection with
equity
  financing                                                --             --         --        271,121           --              --

Deemed dividends on Series EE preferred stock              --             --         --      1,100,611           --      (1,100,611)

Issuance of Series EE preferred stock               1,850,000             --         --             --           --              --

Offering costs on Series EE preferred stock                --             --         --       (168,435)          --              --
Shares issued for conversion of Series E
preferred stock                                      (862,050)     4,375,146      4,375        896,576       38,902         (38,902)
Shares issued for conversion of Series D
preferred stock                                      (300,000)     1,931,871      1,932        365,119       67,051         (67,051)
Shares issued for conversion of Series EE
preferred stock                                      (600,000)     3,233,628      3,234        611,155       14,389         (14,389)

Dividends on Series D, E & EE preferred stock              --             --         --             --     (225,588)             --

Loss and comprehensive loss                                --             --         --             --           --      (2,416,813)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2005                             2,400,000    170,493,385   $170,494   $ 67,475,009    $(352,044)   $(71,954,029)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

E.DIGITAL CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          [See Note 1 - Nature of Operations and Basis of Presentation]

                                                                                      2005           2004         2003
                                                                                        $              $            $
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the year                                                                  (2,416,813)   (2,516,343)   (6,665,802)
ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED BY
  OPERATING ACTIVITIES:
  Depreciation and amortization                                                        48,452        99,853       199,119
  Allowance for doubtful accounts                                                          --        36,018        64,938
  Loss on disposal of property and equipment                                               --        66,346        82,949
  Gain on settlement of accounts payable debt                                              --      (162,828)           --
  Loss on impairment of asset                                                              --            --       129,930
  Stock issued as payment to vendor                                                    11,729            --            --
  Write-down of obsolete inventory                                                         --            --       698,594
  Stock options issued to consultant                                                       --            --       185,085
  Warrants issued as finder's fee                                                          --            --        53,734
  Amortization of interest on warrants issued in connection with
      the 12% convertible subordinated promissory note                                174,138            --            --
  Accrued interest and accretion on secured and unsecured promissory notes             37,500       112,481       442,258
CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable, trade                                                          (16,690)      109,368       372,035
  Inventory                                                                             5,009       133,786        72,833
  Prepaid expenses and other                                                         (476,268)       63,506       (34,490)
  Deferred contract charges                                                                --       218,192      (127,044)
  Accounts payable, trade                                                             135,894        (6,638)      (47,906)
  Other accounts payable and accrued liabilities                                       12,441       (57,233)     (180,152)
  Customer deposits                                                                   707,250            --            --
  Accrued employee benefits                                                           (51,295)      (17,290)      (44,875)
  Deferred revenue                                                                   (122,613)     (135,260)      181,491
---------------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                                  (1,951,265)   (2,056,042)   (4,671,036)
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                                                    (15,816)     (145,690)     (157,286)
Proceeds from sale of asset                                                                --         1,200            --
Decrease (increase) in restricted cash                                                     --            --       145,073
Decrease (increase) in certificate of deposit                                              --            --        58,696
---------------------------------------------------------------------------------------------------------------------------
CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                          (15,816)     (144,490)       46,483
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                     --       933,500     3,475,619
Proceeds from issuance of Unsecured Notes                                                  --       269,300     1,842,000
Proceeds from issuance of Series E preferred stock                                         --     1,262,250            --
Proceeds from issuance of Series EE preferred stock                                 1,850,000            --            --
Proceeds from issuance of Convertible Subordinated Promissory Notes                 1,000,000            --            --
Payment for private placement fee in connection with the Series EE
   preferred stock                                                                   (129,500)           --            --
Payment on 5% SP Notes                                                                     --            --    (1,200,000)
Payment on Secured Promissory Note                                                         --      (104,754)           --
Payment on 15% Unsecured Note                                                          (3,270)           --            --
Proceeds from exercise of warrants                                                         --        71,959            --
Proceeds from exercise of stock options                                                 4,650       152,325       114,121
Proceeds from exercise of warrants                                                     66,500            --            --
Deferred financing charge                                                                  --            --        31,500
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                               2,788,380     2,584,580     4,263,240
---------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE YEAR                      821,299       384,048      (361,313)
Cash and cash equivalents, beginning of year                                          467,954        83,906       445,219
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              1,289,253       467,954        83,906
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $71,954,029 at March 31, 2005 [2004 - $68,316,261]. At March 31, 2005, the
Company had a working capital deficiency of $1,489,774. Substantial portions of the losses are attributable to marketing costs of the Company's new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to new business customers and new markets and (c) raising additional capital and/or obtaining financing.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

LOSS PER SHARE
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity. As at March 31, 2005, stock options, warrants and convertible preferred stock exercisable into 28,225,962 [2004 - 19,727,293] [2003 - 16,568,070] shares of common stock were outstanding. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

The provisions of each of the Company's series D, E and EE of preferred stock provided for a 12%, 8% and 8% per annum accretion, respectively in the conversion value (similar to a dividend). These amounts increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

-------------------------------------------------------------------------------------------------
Years ended March 31,                                   2005             2004          2003
-------------------------------------------------------------------------------------------------
Net loss                                              $(2,416,813)   $(2,516,343)   $(6,665,802)
Imputed deemed dividends on Series E preferred
stock                                                          --       (693,615)            --
Imputed deemed dividends on Series EE preferred
stock                                                  (1,100,611)            --             --
ACCRETION ON PREFERRED STOCK:

Series D preferred stock, 12% stated rate                (156,289)      (224,412)       (61,500)

Series E preferred stock, 8% stated rate                  (17,966)       (34,416)            --

Series EE preferred stock, 8% stated rate                 (51,333)            --             --
-------------------------------------------------------------------------------------------------
Net loss available to common stockholders             $(3,743,012)   $(3,468,786)   $(6,727,302)
-------------------------------------------------------------------------------------------------

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

ADVERTISING
Advertising costs are charged to expense as incurred. The Company expensed $420, $12,263 and $64,072 for the years ending March 31, 2005, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred.

WARRANTY LIABILITY
The Company warrants its products to be free from defects in materials and workmanship for a period ranging up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. The Company currently provides direct warranty service. Some agreements with customers require certain quantities of product be made available for use as warranty replacements. International market warranties are generally similar to the U.S. market.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

STOCK BASED COMPENSATION
Stock-Based Compensation - We currently account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, and comply with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure. Under APB 25 and related interpretations, compensation is based on the difference, if any, on the date of the grant, between the fair value of our common stock and the exercise price.

Our accounting treatment of stock options will significantly change during 2006 due to our planned adoption of SFAS No. 123R (SFAS 123(R)), Share-Based Payment, which is effective for fiscal years beginning after June 15, 2005. See Recently Issued Accounting Pronouncements below.

The following table illustrates the effect on net income (loss) and net income
(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to employee stock benefits, including shares issued under the stock option plans and under our Employee Stock Purchase Plan (collectively "options"). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options' vesting periods. Pro forma information follows:

-----------------------------------------------------------------------------------------------------------
Year Ended March 31,                                         2005                2004               2003
-----------------------------------------------------------------------------------------------------------
Net loss available to common stockholders, as             $  (3,743,012)   $  (3,468,785)   $  (6,727,302)
reported

Add: Total stock-based employee compensation recorded                --               --               --
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all
awards                                                         (132,220)        (273,469)        (981,739)
                                                          -------------    -------------    -------------
Pro forma net loss available to common
stockholders                                              $  (3,875,232)   $  (3,742,254)   $  (7,709,041)
                                                          =============    =============    =============
Earnings per share:
   Basic-as reported                                      $       (0.02)   $       (0.02)   $       (0.05)
   Basic-pro forma                                        $       (0.02)   $       (0.02)   $       (0.05)
   Diluted-as reported                                    $       (0.02)   $       (0.02)   $       (0.05)
   Diluted-pro forma                                      $       (0.02)   $       (0.02)   $       (0.05)

The Fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include no expected dividends, 1.08 volatility in 2003, 96 volatility in 2004, and 72.6 volatility in 2005, expected life of the options of 2.5 years in 2003, 2004 and 2005 and a risk-free interest rate of 3.16% for 2003, 1.74% for 2004, and 2.86% for 2005.

Beginning with the quarter ending December 31, 2005, the Company will account for its stock-based compensation plans in accordance with SFAS Statement No. 123, "Accounting for Stock Based Compensation (revised)." See note 2.

COMPREHENSIVE INCOME
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2005, 2004 and 2003, there were no material differences between comprehensive income and net loss for the year.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

SEGMENT INFORMATION
The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment, the development, manufacture and marketing of electronic products, offering engineering services to electronics companies to create portable digital devices that can link to personal computers and the Internet.

COMMON STOCK ISSUED FOR SERVICES
The Company records compensation expense for common stock issued for services based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing-bid stock price on the day of issuance.

RECLASSIFICATIONS
Certain amounts included in the prior year financial statements have been reclassified to conform to the current years presentation. These reclassifications have no affect on the reported net income.

RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4", was issued which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition.

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

In December 2004, the FASB issued FAS No. 153, "Exchange of Nonmonetary Assets", which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153, effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005, or our fiscal year commencing on April 1, 2006, is not expected to have a material impact on our financial position or results of operations.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting in fiscal 2007. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact. We have also not yet determined our method of adoption of FAS 123(R). Please see our disclosure under Footnote 1 to our Consolidated Financial Statements addressing stock-based compensation.

3. CREDIT RISK
Financial instruments totaling $1,131,525 [2004 - $504,105] [2003 - 265,442]
which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, certificate of deposit, accounts receivable. The Company maintains cash and cash equivalents with three financial institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from one major customer comprise approximately 99% of accounts receivable at March 31, 2005. Amounts owing from two major customers comprise approximately 69%, and 23%, respectively of accounts receivable at March 31, 2004. Amounts owing from two major customers comprise approximately 50% and 26%, respectively of accounts receivable at March 31, 2003.

4. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one major customer comprised approximately 96% of revenues respectively in fiscal 2005 [2004 - three customers comprised 36%, 26% and 11%] [2003 - one customers comprised 22%]. The Company purchases its primary component from one distributor accounting for 92% of total purchases for fiscal 2005. Purchases from two distributors accounting for 19% and 14% of total purchases for fiscal 2004. Purchases from these two distributors accounted for approximately 17% and 15% of total Company purchases in fiscal 2003. The provision for doubtful accounts receivable at March 31, 2003 was $138,236. During the year ended March 31, 2004, management increased the provision for doubtful accounts by $36,019, and recorded no discount in the provision, and accordingly, the provision for doubtful accounts receivable at March 31, 2004 is $174,255. The provision for doubtful accounts receivable at March 31, 2005 is $0.

5. INVENTORY
Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first out basis.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

                                   MARCH    31, 2005              MARCH 31, 2004
                                             $                           $
-----------------------------------------------------------------------------
Raw materials                               --                          9,609
-----------------------------------------------------------------------------
Reserve obsolete                            --                          4,600
-----------------------------------------------------------------------------
                                            --                          5,009
=============================================================================

6. STATEMENT OF CASH FLOWS
The Company had non-cash operating and financing activities and made cash payments as follows:

                                                                                           2005               2004            2003
                                                                                              $                 $                $
------------------------------------------------------------------------------------------------------------------------------------
Non-cash financing activities:
    Stock based compensation expense                                                             --              --         185,085
   Common stock issued on conversion of Series E and D preferred stock 1,268,002          1,073,730              --
   Common stock issued on conversion of Series EE preferred stock                           614,389              --              --
   Shares issued for interest                                                                    --              --         254,246
   Shares issued for debt                                                                        --         200,000              --
Value assigned to 370,000 warrants granted in connection
   with the issuance of the Series EE preferred stock                                       271,121              --              --
Value assigned to 445,913 restricted common shares issued to
   vendors for services                                                                          --         181,763              --
Accrued dividends on Series A and C preferred stock                                              --              --          61,500
Accrued dividends on Series D, E and EE preferred stock                                     225,588         185,298              --
Beneficial conversion feature on the issuance of Series E preferred stock                        --         693,615              --
Beneficial conversion feature on the issuance of Series EE preferred stock1,100,611              --              --
Common stock issued for intangibles                                                              --              --          50,000
Conversion of SP Notes and Unsecured Notes into Series D
   preferred stock                                                                               --              --       2,050,000
Stock issued as payment to suppliers                                                             --              --         742,704
Cash payments for interest were as follows:
   Interest                                                                                 384,040           9,198          81,237
====================================================================================================================================

7. PROPERTY AND EQUIPMENT

                                                                                      ACCUMULATED
                                                                                     DEPRECIATION
                                                                                         AND                NET BOOK
                                                                       COST          AMORTIZATION             VALUE
                                                                          $                     $                 $
------------------------------------------------------------------------------------------------------------------
2005
Computer hardware and software                                       84,192                70,729            13,463
Furniture and equipment                                              26,499                25,311             1,188
Machinery and equipment                                              82,912                65,884            17,028
Leasehold improvements                                              174,960               174,960                --
Tooling                                                             204,652               110,329            94,323
------------------------------------------------------------------------------------------------------------------
                                                                    573,215               447,213           126,002
------------------------------------------------------------------------------------------------------------------
2004
Computer hardware and software                                       71,985                65,678             6,307
Furniture and equipment                                              26,499                23,982             2,517
Machinery and equipment                                              79,302                60,295            19,007
Leasehold improvements                                              174,960               174,960                --
Tooling                                                             204,652                73,845           130,807
------------------------------------------------------------------------------------------------------------------
                                                                    557,398               398,760           158,638
------------------------------------------------------------------------------------------------------------------

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

8. INTANGIBLE ASSETS

                                                                                      ACCUMULATED          NET BOOK
                                                                       COST          AMORTIZATION             VALUE
                                                                          $                     $                 $
------------------------------------------------------------------------------------------------------------------
2005
Website development costs                                            43,150                43,150               --
Patents                                                              39,409                39,409               --
------------------------------------------------------------------------------------------------------------------
                                                                     82,559                82,559               --
==================================================================================================================
2004
Website development costs                                            43,150                43,150               --
Patents                                                              39,409                39,409               --
------------------------------------------------------------------------------------------------------------------
                                                                     82,559                82,559               --
==================================================================================================================

9. PROMISSORY NOTES

                                                MARCH 31, 2005          MARCH 31, 2004
-------------------------------------------------------------------------------------
15% Unsecured Promissory Notes                    $ 896,730                $ 750,000
12% Convertible Subordinated
    Promissory Notes                              1,000,000                       --

Accrued interest on notes                            28,125                  140,625

Less amortization  of warrant                      (58,045)                       --

Less current portion                              (976,955)                 (123,405)
-------------------------------------------------------------------------------------
Long term                                         $ 889,855                $ 767,220
=====================================================================================

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

10. INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $2,118,000 [2004 - $3,919,000] has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

                                                                    2005               2004
                                                                         $                $
-------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
State Taxes                                                        550,000           652,000
Tax over book depreciation                                          40,000            13,000
-------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                                     590,000           665,000
-------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Net operating loss carryforwards                                20,217,000        22,291,000
Other                                                               93,000           212,000
-------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                                       20,310,000        22,503,000
Valuation allowance for deferred tax assets                    (19,720,000)      (21,838,000)
-------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                            590,000           665,000
-------------------------------------------------------------------------------------------
NET DEFERRED TAX BALANCE                                                --               --
===========================================================================================

The net provision for income taxes in 2005, 2004 and 2003 is $nil as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

                                                                                    LIABILITY METHOD
                                                                                    ----------------
                                                                            2005             2004              2003
                                                                               %                %                 %
------------------------------------------------------------------------------------------------------------------
U.S. federal statutory rate                                                 35.0             35.0              35.0
U.S. federal net operating loss rate                                       (35.0)           (35.0)            (35.0)
------------------------------------------------------------------------------------------------------------------
Effective rate on operating loss                                              --               --                --
==================================================================================================================

The Company has U.S. federal net operating loss carryforwards available at March 31, 2005 of approximately $53,300,000 [2004 - $51,000,000] which will begin to expire in 2006. The Company has state net operating loss carryforwards of $16,400,000 [2004 - $16,000,000] which will expire beginning in 2005. The difference between federal and state net operating loss carryforwards is due to the 50% limitation of California loss carryforwards and to expiring California carryforwards.

11. CAPITAL STOCK
AUTHORIZED CAPITAL
The authorized capital of the Company consists of 200,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

COMMON STOCK
The issued common stock of the Company consisted of 170,493,385, 160,527,868 and 147,604,343 common shares as of March 31, 2005, 2004 and 2003, respectively.

STOCK OPTIONS
The Company maintains two stock option plans. The 1992 Stock Option Plan is a non-qualified stock option plan, which entitles certain directors and key employees to purchase common shares of the Company. A maximum of 10% of outstanding common shares are authorized for grant under the Plan. Options are granted at a price not less than fair market value at the date of grant, and are subject to approval of the Board of Directors. The 1994 Stock Option Plan entitles certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and approved by stockholders on July 25, 1996, January 5, 1998 and November 9, 2000. The 1994 Plan provides for the granting of options that either qualify for treatment as incentive stock options or non-statutory stock options. The 1994 Plan expired on August 18, 2004.

During 2005, 3,380,000 [2004 - 3,412,000] options were granted at exercise prices ranging from $0.22 to $0.28 [2004 - $0.155 to $0.50] per share. Options granted during 2005 and 2004 were under the 1994 Stock Option Plan. The following table summarizes stock option transactions:

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

                                                                                                  WEIGHTED AVERAGE
                                                                             SHARES                EXERCISE PRICE
                                                                                #                         $
------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2002                                                  5,915,750                  2.9578
==================================================================================================================
FISCAL 2003
     Granted                                                                2,805,000                  0.4442
     Canceled/expired                                                      (2,115,000)                 5.4600
     Forfeited                                                             (1,793,750)                 1.5634
     Exercised                                                              (868,750)                  0.1314
------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2003                                                  3,943,250                  1.0846
==================================================================================================================
FISCAL 2004
     Granted                                                                3,412,000                  0.1641
     Canceled/expired                                                      (2,193,747)                 0.6377
     Exercised                                                             (1,019,838)                 0.1494
------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2004                                                  4,141,665                  0.7993
==================================================================================================================
Exercisable at March 31, 2004                                               3,086,990                  0.9947
==================================================================================================================
FISCAL 2005
     Granted                                                                3,380,000                  0.2250
     Canceled/expired                                                        (835,000)                 1.8738
     Exercised                                                                 (30,000)                0.1550
------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2005                                                  6,656,665                  0.3721
==================================================================================================================
Exercisable at March 31, 2005                                               3,608,506                  0.5032
==================================================================================================================

Weighted average fair value of options granted during the year                                          0.225

The following table summarizes the number of options exercisable at March 31, 2005 and the weighted average exercise prices and remaining contractual lives of the options.

                                                                                                      WEIGHTED AVERAGE
                                                                                      WEIGHTED         EXERCISE PRICE
     RANGE OF                NUMBER               NUMBER             WEIGHTED          AVERAGE           OF OPTIONS
     EXERCISE            OUTSTANDING AT       EXERCISABLE AT          AVERAGE         REMAINING        EXERCISABLE AT
      PRICES             MARCH 31, 2005       MARCH 31, 2005      EXERCISE PRICE     CONTRACTUAL       MARCH 31, 2005
         $                      #                    #                   $              LIFE                  $
------------------------------------------------------------------------------------------------------------------
  0.155 to 0.28       5,117,165                  2,094,006              0.1983       3.79 years            0.1742
   0.42 to 0.55       1,022,500                    997,500              0.4767       2.35 years            0.4776
   1.03 to 2.25         517,000                    517,000              1.8849       0.99 years            1.8849
------------------------------------------------------------------------------------------------------------------
                      6,656,665                  3,608,506              0.3721       3.35 years            0.5032
==================================================================================================================

The options generally vest over a period of three to four years.

SHARE WARRANTS
The Company has outstanding share warrants as of March 31, 2004, granted in connection with private placements and convertible notes payable, entitling the holders to purchase one common share for each warrant held as follows:

NUMBER OF                         EXERCISE PRICE
DESCRIPTION                        COMMON SHARES                  PER SHARE $                       EXPIRATION DATE
------------------------------------------------------------------------------------------------------------------
Warrant                                   46,189                         0.19                       October 5, 2005
Warrant                                  856,166                         1.00                     November 18, 2005
Warrant                                  112,500                         0.19                    September 30, 2006
Warrant                                2,000,000                         0.25                         June 30, 2007
Warrant(1)                             4,070,000                         0.50                     November 30, 2007
------------------------------------------------------------------------------------------------------------------
Total                                  7,084,855
===================================================================================================================

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

(1) In connection with the issuance of the Series EE preferred stock in November 2004, the Company issued warrants with an exercise price of $0.50. The Company utilized the Black-Scholes Method in valuing the warrants, and calculated the relative fair value of the equity and the warrants. The Company calculated the historical volatility over a 52 week period to be 81.03%, risk free rate of 3.02% with a term of 3 years and recorded $1,100,611 as the beneficial conversion feature for the equity and attached warrants for the year ended March 31, 2005.

A summary of the status of outstanding stock purchase warrants outstanding as of March 31, 2003, 2004 and 2005 and the changes during the years then ended is presented below:

                                                                                                     AVERAGE
                                                                                                     PURCHASE
                                                                               NUMBER                 PRICE
---------------------------------------------------------------------- ----------------------- ---------------------
Shares purchasable under outstanding warrants at April 1, 2002                      1,511,662           $     0.706
Stock purchase warrants issued                                                              -                     -
Stock purchase warrants exercised                                                           -                     -
Stock purchase warrants expired                                                             -                     -
---------------------------------------------------------------------- ----------------------- ---------------------
Shares purchasable under outstanding warrants at March 31, 2003                     1,511,662           $     0.184
Stock purchase warrants issued                                                      2,568,499           $     0.800
Stock purchase warrants exercised                                                   (915,473)           $     0.177
Stock purchase warrants expired                                                             -                    -
---------------------------------------------------------------------- ----------------------- ---------------------
Shares purchasable under outstanding warrants at March 31, 2004                     3,164,688           $     0.683
Stock purchase warrants issued                                                      6,070,000           $     0.418
Stock purchase warrants exercised                                                   (437,500)           $     0.190
Stock purchase warrants expired                                                   (1,712,333)           $     0.600
---------------------------------------------------------------------- ----------------------- ---------------------
Shares purchasable under outstanding warrants at March 31, 2005                     7,084,855           $     0.483
---------------------------------------------------------------------- ----------------------- ---------------------

COMMON STOCK ISSUED FOR SERVICES
During the year ended March 31, 2005, the Company issued nil [2004 - 445,913] shares of common stock, based on quoted market prices, to third parties as consideration for the fair value of services provided to the Company.

COMMON STOCK ISSUED FOR INTEREST
During the year ended March 31, 2005, the Company issued nil [2004 - nil] and [2003 - 1,337,340] shares of common stock, based on quoted market prices, to third parties as consideration for accrued interest on the SP Notes, the Unsecured Notes and the 15% Unsecured Note.

12. REDEEMABLE AND NON-REDEEMABLE PREFERRED STOCK
The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock in one or more series from time to time by action of the Board of Directors.

The following is a summary of the terms of the preferred stock series outstanding during the two fiscal years ended March 31, 2005 and 2004, respectively.

---------------------- --------------- ------------- ----------------- ------------------------------------------
                                         Aggregate      Number of
                                         Purchase        Shares
 Preferred Series       Issuance Date     Price     Authorized/Issued           Terms
---------------------- --------------- ------------- ----------------- ------------------------------------------
12% Convertible
Non-redeemable                                                         Purchase price plus 12% accretion.
Series D stated                                                        Convertible at $0.19 per share subject to
value of $10 per                                                       certain adjustments if the company issues
share                  December 2002   $ 2,050,000    205,000/205,000  shares less then $0.19 per share.
---------------------- --------------- ------------- ----------------- ------------------------------------------
                                                                       Purchase price plus 8% accretion.
                                                                       Convertible at $0.45 per share for the
8% Convertible                                                         first 90 days then lower of $0.45 and 85%
Redeemable Series E                                                    of market, with a floor of $0.19 per
issued at $100 per                                                     share. Automatic conversion on November
share                  November 2003   $1,277,000     15,000/12,770    19, 2005.
---------------------- --------------- ------------- ----------------- ------------------------------------------

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

---------------------- --------------- ------------- ----------------- ------------------------------------------
                                         Aggregate      Number of
                                         Purchase        Shares
 Preferred Series       Issuance Date     Price     Authorized/Issued           Terms
---------------------- --------------- ------------- ----------------- ------------------------------------------
                                                                       Purchase price plus 8% accretion.
                                                                       Convertible at $0.25 for the first 90
                                                                       days following original issuance date
8% Convertible                                                         then lower of $0.25 and 85% of market,
Redeemable Series EE                                                   with a floor of $0.19 per share.
issued at $100 per                                                     Automatic conversion on or about November
share                  November 2004   $ 1,850,000    20,000/18,500    30, 2006 subject to certain conditions.
---------------------- --------------- ------------- ----------------- ------------------------------------------

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

On November 19, 2003, the Company issued 12,770 shares of 8% Series E Convertible Redeemable Preferred Stock (the "Series E Stock") with a stated value of $100 per share for gross proceeds of $1,277,000. The Series E Stock is redeemable in certain instances at the Company's option eighteen month upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share.

The Company also issued to the purchasers of the Series E Stock, Series A Warrants to purchase 1,712,333 shares of Common Stock at $0.60 per share exercisable until May 18, 2004 and Series B Warrants to purchase 856,166 shares of Common Stock at $1.00 per share exercisable until November 18, 2005. The Company utilized the Black Scholes Method in valuing the Series A and B Warrants, and calculated the relative fair value of the Series E Stock and Series A and B Warrants. The effective conversion price of the Series E Stock was then determined by the Company based on the relative fair value of the stock. Utilizing the calculated intrinsic value of the Series E Stock, the Company calculated a beneficial conversion charge in the amount of $693,615, which has been recorded in the loss attributed to common shareholders in the accompanying financial statements.

In connection with the Series E Stock financings, the Company incurred as finder's fee for $7,250 in cash and, in connection therewith, issued to such finder a 9,666 Series A and 4,833 Series B warrant with an aggregate fair market value of $2,755.

On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the "Series EE Stock") at a per share price of $100 for an aggregate amount of $1,850,000. The Series EE Stock is redeemable in certain instances at the Company's option eighteen month upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event is the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share.

The Company also issued to the Investors, warrants to purchase 3,700,000 shares of common stock at $0.50 per share until November 30, 2007. The Company utilized the Black Scholes Method in valuing the warrants, and calculated the relative fair value of the Series EE Stock and warrants. The effective conversion price of the Series EE Stock was then determined by the Company based on the relative fair value of the stock. The beneficial conversion feature was calculated, based on EITF 98-5 as modified by EITF 00-27, as a "convertible instrument containing fixed terms that change". Utilizing the calculated intrinsic value of the Series EE Stock, the Company calculated a beneficial conversion charge in the amount of $1,100,611, which has been recorded in the loss attributed to common stockholders in the accompanying financial statements.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

The Company incurred placement agent fees of approximately $129,000 in cash and, in connection therewith, issued to such placement agent 370,000 warrants. The estimated fair market value of these warrants at issuance was $38,935 and has been recorded as offering cost related to the issuance of the Series EE Stock.

As of March 31, 2005, the Series D and EE Stock would have been convertible into 7,711,053 and 6,773,390 shares of Common Stock, respectively. All shares of Series E Stock have been converted.

The following table summarizes values assigned as deemed dividends for the value of the warrants and the beneficial conversion feature on each preferred stock issuance during the last three fiscal years.

                                                                                             Value of
                                                Warrant                         Value      Beneficial
   Preferred                      Number of    Exercise        Warrant        Assigned to  Conversion
    Series        Issuance Date   Warrants       Price     Expiration Date     Warrants     Discount
12% Series D      December 2002    None                                                     $    -0-


8% Series E       November 2003  1,712,333       $ 0.60        May 2004    $ 273,973        $ 205,600


8% Series E       November 2003    856,166       $ 1.00   November 2005    $ 214,042       $      --


8% Series EE      November 2004  3,700,000       $ 0.50   November 2007    $ 389,364       $1,100,611

13. COMMITMENTS AND CONTINGENCIES
The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of March 31, 2005, the Company did not have any significant litigation outstanding, and management does not expect any matters to have a material impact on the Company's liquidity or the financial statements taken as a whole.

The Company relies on Maycom Co., Ltd. for the manufacture of its IFE products. The Company depends on its contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on the Company's business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

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

FACILITY LEASE
On July 11, 1997, the Company entered into a three-year joint lease agreement with American Technology Corporation, for property located in San Diego, California. In September 2000, the Company amended the three-year lease to become an independent lessee and acquired an additional 1,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. From August 2002 until December 2003 the aggregate monthly lease payments was $16,606. In January 2004, the Company amended the lease to reduce the occupied office space to 7,500 square feet with an aggregate monthly lease payment of $9,290 inclusive of utilities and costs and expiring on July 31, 2006. Office rent expense recorded by the Company for the year ended March 31, 2005, was $111,480 [2004- $155,375] [2003 - $196,716].

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

The total operating lease obligations under the lease for office space is $148,640 of which the Company's minimum commitment is as follows:



--------------------------------------------------------------------------------
2005                                                                    $111,480
2006                                                                      37,160
--------------------------------------------------------------------------------
                                                                        $148,640
================================================================================

14. EMPLOYEE BENEFIT PLAN
The Company had a 401(k) plan covering eligible employees, which was discontinued in the quarter ending June 30, 2003. Matching contributions are made on behalf of all participants at the discretion of the Board of Directors. During the year ended March 31, 2005, the Company made $nil [2004 - $1,972] [2003 - $9,299] in matching contributions.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
e.Digital Corporation
San Diego, California

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Our report covering the basic financial statements indicate that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 17, 2005

E.DIGITAL CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                         Balance at        Charged to
                                        beginning of       cost and                         Balance at end
             Description                   period           expense         Deductions         of period
--------------------------------------     ---------     ---------         ---------         ---------
Year ended March 31, 2005                  $ 174,255            --           174,255                --
--------------------------------------     ---------     ---------         ---------         ---------
Year ended March 31, 2004                  $ 138,236        36,018                --         $ 174,255
--------------------------------------     ---------     ---------         ---------         ---------
Year ended March 31, 2003                  $  73,899        64,938               601         $ 138,236
--------------------------------------     ---------     ---------         ---------         ---------


RESERVE FOR OBSOLESCENCE

                                         Balance at        Charged to
                                        beginning of       cost and                         Balance at end
             Description                   period           expense         Deductions         of period
-------------------------------------- ---------------- ---------------- ------------------ ----------------
Year ended March 31, 2005                $   4,600                --             4,600                --
--------------------------------------   ---------         ---------         ---------         ---------
Year ended March 31, 2004                $   6,435                --             1,835         $   4,600
--------------------------------------   ---------         ---------         ---------         ---------
Year ended March 31, 2003                $  55,965           698,594           748,124         $   6,435
--------------------------------------   ---------         ---------         ---------         ---------


WARRANTY RESERVE

                                        Balance at         Charged to
                                        beginning of       cost and                         Balance at end
             Description                   period          expense         Deductions         of period
--------------------------------------    ---------         ---------         ---------         ---------
Year ended March 31, 2005                 $  15,789                --                --         $  15,789
--------------------------------------    ---------         ---------         ---------         ---------
Year ended March 31, 2004                 $  53,451                --            37,662         $  15,789
--------------------------------------    ---------         ---------         ---------         ---------
Year ended March 31, 2003                 $  47,570             5,881                --         $  53,451
--------------------------------------    ---------         ---------         ---------         ---------