Form 10-Q
period 2005-06-30
E DIGITAL CORP
filed 2005-08-15
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      YES ☐NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $0.001	175,260,876
(Class)	(Outstanding at August 4, 2005)

e.DIGITAL CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2005 and
	and March 31, 2005	3

	Consolidated Statements of Operations for the three
	months ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the three
	months ended June 30, 2005 and 2004	5

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents	541,863	1,289,253
Accounts receivable, trade	24,199	52,841
Deposits and prepaid expenses	948,566	505,353
Total current assets	1,514,628	1,847,447
Property and equipment, net of accumulated depreciation of
$545,794 and $529,772 , respectively	109,980	126,002
Total assets	1,624,608	1,973,449
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	497,489	521,347
Other accounts payable and accrued liabilities	58,297	83,295
Accrued lease liability	515,000	515,000
Accrued employee benefits	162,019	134,442
Dividends	356,321	352,044
Deferred revenue	45,495	46,888
Customer deposits	954,190	707,250
Convertible subordinated promissory notes, less $120,062 and $58,045 for amortization
of warrant, respectively	879,938	941,955
Unsecured promissory notes, short term	947,919	35,000
Total current liabilities	4,416,668	3,337,221
Deferred revenue	-	6,942
Unsecured promissory note	-	889,855
Total liabilities	4,416,668	4,234,018
Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated:110,000 and 125,000
issued and outstanding, respectively. Liquidation preference	1,100,000	1,150,000
of $1,434,767 and $1,552,917, respectively
Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
4,330 and 18,500 issued and outstanding, respectively. Liquidation preference
of $454,554 and $1,867,412 respectively	433,000	1,250,000
Common stock, $0.001 par value, authorized 200,000,000,
175,260,876 and 170,493,385 shares outstanding, respectively	175,262	170,494
Additional paid-in capital	68,496,128	67,475,009
Dividends	(356,321)	(352,044)
Accumulated deficit	(72,640,128)	(71,954,029)
Total stockholders' deficit	(2,792,060)	(2,260,569)

Total liabilities and stockholders' deficit	1,624,608	1,973,449
See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	June 30,
	2005	2004
	$	$
Revenues:
Products	965,730	61,448
Services	32,479	31,716
	998,209	93,164

Cost of revenues:
Products	822,642	17,725
Services	4,875	6,800
	827,517	24,525
Gross profit	170,692	68,639

Operating expenses:
Selling and administrative	338,644	346,241
Research and related expenditures	361,921	426,915
Total operating expenses	700,565	773,156

Operating loss	(529,873)	(704,517)

Other income (expense):
Interest income	5,213	-
Interest expense	(121,316)	(30,179)
Other	(1,300)	-
Other income (expense)	(117,403)	(30,179)

Loss for the period	(647,276)	(734,696)
Accrued dividends on the Series D and E Preferred stock	(43,100)	(47,457)
Loss attributable to common stockholders	(690,376)	(782,153)
Loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding	175,208,630	162,439,108
See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	June 30
	2005	2004
OPERATING ACTIVITIES	$	$
Loss for the period	(647,276)	(734,696)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	16,022	11,530
Accrued interest and accretion relating to secured promissory notes	28,125	28,125
Amortization of interest on warrants issued in connection with the
12% convertible subordinated promissory notes	58,045	-
Changes in assets and liabilities:
Accounts receivable, trade	28,642	33,857
Inventory	-	5,009
Prepaid expenses and other	(443,213)	(801,627)
Accounts payable, trade	(23,858)	76,432
Other accounts payable and accrued liabilities	(24,998)	(45,015)
Customer deposits	246,940	1,035,625
Accrued employee benefits	27,577	(25,749)
Deferred revenue	(8,335)	(21,168)
Cash (used in) operating activities	(742,329)	(437,677)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(8,138)
Cash (used in) investing activities	-	(8,138)
FINANCING ACTIVITIES
Proceeds from 12% Convertible Subordinated Promissory Notes	-	660,000
Payment on 15% Unsecured Note	(5,061)	-
Proceeds from exercise of stock options	-	4,650
Cash (used in) provided by financing activities	(5,061)	664,650
Net increase (decrease) in cash and cash equivalents	(747,390)	218,835
Cash and cash equivalents, beginning of period	1,289,253	467,954
Cash and cash equivalents, end of period	541,863	686,789

Supplemental schedule of noncash investing and financing activities:
Deemed dividends on Series D, E and EE preferred stock	43,100	37,198
Discount on 12% Convertible Subordinated Promissory Notes	120,062	-

See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation, (the “Company”) is incorporated under the laws of Delaware. The Company offers engineering services, as well as complete reference designs and technology platforms with a focus on digital video/audio and player/recorders.

The consolidated financial statements have been prepared by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $72,640,128 at June 30, 2005. At June 30, 2005, the Company had a working capital deficiency of $2,902,040. Substantial portions of the losses are attributable to marketing costs of the Company’s new technology and substantial expenditures on research and development of technologies. The Company’s operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

2. LOSS PER SHARE
Stock options, warrants and convertible preferred stock exercisable into 23,260,315 shares of common stock were outstanding as at June 30, 2005. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to Common Stockholders was increased during the three months ended June 30, 2005 and 2004 by accrued dividends of $43,100 and $47,457, respectively. The loss available to Common Stockholders is computed as follows:

	Three Months Ended June 30,
	2005	2004
Loss	$(647,276)	$(734,696)
Dividends on Series D and EE preferred stock	(43,100)	(47,457)
Loss available to Common Stockholders	$(690,376)	$(782,153)

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

3. STOCK BASED COMPENSATION
The Company has a stock-based employee and non-employee compensation plan. The Company accounts for stock-based employee and non-employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123.”

During the first quarter of 2005, no new options were granted by the Company, and as of June 30, 2005, an aggregate of 6,331,665 options to purchase shares of the Company's common stock were outstanding pursuant to the 1994 Stock Option Plan. The fair value of vested options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0%; expected volatility of 76% a risk free interest rate of 3.02% and an expected life of 2.5 years. The following table summarizes the weighted average fair value of the stock options granted during the periods:

	Three Months Ended June 30,
	2005	2004
Net loss as reported	$(690,376)	$(782,153)
Add: Total stock-based employee compensation recorded		-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	37,707	6,557
Pro forma net loss	$(728,083)	$(788,710)
Earnings per share:
Basic and Diluted - as reported	$(0.00)	$(0.00)
Basic and Diluted - pro forma	$(0.00)	$(0.00)

Beginning with the quarter ending December 31, 2005, the Company will account for its stock-based compensation plans in accordance with SFAS Statement No. 123, “Accounting for Stock Based Compensation (revised).

4. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4”, was issued which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company’s financial statements.

In December, 2004 the FASB issued SFAS 123 (revised 2004), “Share Based Payment”. This statement replaces SFAS 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS No 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement applies to allow new awards granted during the fiscal year beginning after December 15. 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005
During March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, guidance on SFAS No. 123 (revised 2004) SAB 107 was issued to assist preparers by simplifying some to the implementation challenges of SFAS No. 123 (revised 2004) while enhancing the information that investors receive. The Company will consider the guidance provided by SAB No. 107 as it implements SFAS 123 (revised 2004) during fiscal 2006.

5. PROMISSORY NOTES
	June 30, 2005	March 31, 2005
15% Unsecured Promissory Notes	$891,669	$900,000
12% Convertible Subordinated Promissory Note, net	879,938	1,000,000
Accrued interest on notes	56,250	24,855
Less amortization of warrant	-	(58,045)
Less current portion	-	(976,955)
Long term	$1,827,857	$889,855

15% Unsecured Promissory Note
On December 11, 2002, the Company issued a 15% Unsecured Promissory Note (“15% Unsecured Note”) for cash proceeds of $750,000 from an unrelated corporation. On January 31, 2005, the 15% Unsecured Note was amended to extend the maturity date to June 30, 2006 when principal and interest will be payable. Accrued interest on the note at June 30, 2005 was $158,500. On January 31, 2005, the Company paid cash interest of $8,500 and issued to the noteholder a secondary 15% Unsecured Promissory Note (“15% Note”) for accrued interest of $150,000. The 15% Note will also mature on June 30, 2006. Principal and interest on the 15% Note is payable in monthly installments of $3,500 with the balance due at maturity

12% Convertible Subordinated Promissory Notes
In June and July 2004, the Company sold $1,000,000 of Unsecured 12% Convertible Subordinated Promissory Notes due July 1, 2005 (“12% CSP Notes”). The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable until June 30, 2007 (collectively, the “Warrants”). On June 30, 2005, the 12% CSP Notes and Warrants were modified by extending the maturity date of the CSP Notes from July 1, 2005 to December 31, 2005 and by reducing the purchase price of each warrant share purchasable under the Warrant from $0.25 to $0.19. Due to the modification of these warrants, the Company recorded additional debt discount of $120,062 on the 12% Convertible Subordinated Promissory Notes.

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

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

6. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2005:

	Preferred stock		Common stock		Additional Paid-in		Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Dividends	Deficit
Balance, March 31, 2005	127,500	$2,400,000	170,493,385	$170,493	$67,475,009	$(352,044)	$(71,954,029)
Shares issued on conversion of Series D Preferred Stock	(5,000)	(50,000)	335,702	336	63,447	13,783	(13,783)
Shares issued on conversion of Series EE Preferred Stock	(8,170)	(817,000)	4,431,789	4,432	837,608	25,040	(25,040)
Accrued dividends on Series D Preferred Stock	-	-	-	-	-	(33,450)	-
Accrued dividends on Series EE Preferred Stock	-	-	-	-	-	(9,650)	-
Discount on 12% Convertible Subordinated Promissory Notes	-	-	-	-	120.062	-	-
Loss for the period	-	-	-	-	-	-	(647,276)
Balance, June 30, 2005	114,330	$1,533,000	175,260,876	$175,262	$68,496,128	$(356,321)	$(72,640,128)

7. WARRANTS AND OPTIONS
At June 30, 2005 warrants were outstanding and exercisable into the following shares of common stock:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrant(1)	46,189	0.19	October 5, 2005
Warrant	856,166	1.00	November 18, 2005
Warrant(1)	112,500	0.19	September 30, 2006
Warrant(2)	2,000,000	0.19	June 30, 2007
Warrant(3)	4,070,000	0.50	November 30, 2007
Total	7,084,855

(1)	The warrants are subject to certain adjustments if the Company issues shares lower than $0.19.

(2)
In connection with the issuance of 12% CSP Notes the Company issued 2,000,000 warrants with an exercise price of $0.25. The estimated fair market value of these warrants at issuance was $232,186 and was recorded as a deferred financing charge related to the 12% CSP Notes as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge was amortized over the original term of the 12% CSP Notes. On June 30, 2005 the Warrants were modified by reducing the exercising price of $0.25 to $0.19.

(3)
In connection with the issuance of the Series EE preferred stock the Company issued 370,000 warrants with an exercise price of $0.50 as a private placement fee. The estimated fair market value of these warrants at issuance was $38,935 and was recorded as a deferred offering cost related to the issuance of the Series EE preferred stock.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

The following table summarizes stock option activity for the period:
		Weighted average
	Shares	exercise price
	#	$
Outstanding March 31, 2005	6,656,665	1.0846
Granted	-
Canceled/expired	(325,000)	0.2200
Exercised	-	-
Outstanding June 30, 2005	6,331,665	0.3773
Exercisable at June 30, 2005	4,016,665	0.4681

Options outstanding are exercisable at prices ranging from $0.0875 to $2.25 and expire over the period from 2006 to 2009 with an average life of 3.6 years. The 1994 Stock Option Plan expired on August 15, 2004.

8. PREFERRED STOCK
Convertible Non-Redeemable Series D
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. The Series D Stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 Subordinated Promissory Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.19 subject to certain adjustments if the Company issues shares at prices lower than $0.19. As of June 30, 2005 the 110,000 shares of the Series D Stock would have been convertible into 7,551,405 shares common stock. The Series D stock shall be subject to automatic conversion on December 31, 2007.

Convertible Redeemable Series EE
On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the “Series EE Stock”) at a per share price of $100 for an aggregate amount of $1,850,000. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the election of the company. The stated dollar amount of Series EE Stock, is convertible into fully paid and nonassessable shares of common stock at a conversion price $0.25 per share which is fixed for the first 90 days following the original issue date, and commencing 90 days following the original issue date, the conversion price shall equal the lower of (i) $0.25 and (ii) 85% of the average of the volume weighted average price per share of any ten days during the twenty consecutive trading days immediately preceding the conversion date. However, the conversion price shall not be less than $0.19 per share. The Series EE Stock shall be subject to automatic conversion on or about November 30, 2006 subject to certain conditions. The Company also issued to the Investors, warrants to purchase 3,700,000 shares of common stock at $0.50 per share until November 30, 2007. At June 30, 2005, the Series EE Stock was convertible into 2,392,389 shares of common stock.

9. COMMITMENTS AND CONTINGENCIES
The Company relies on Asian contract manufacturing partners for the manufacture of its products. The Company depends on these and other contract manufacturers to (i) allocate sufficient capacity to the Company’s manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company’s business, financial condition and operating results may be materially and adversely affected. Any failure in performance by this manufacturer for any reason could have a material adverse affect on the Company’s business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company’s ability to deliver products on a timely and competitive basis in the future.

Approximately $515,000 of the accrued lease liability arose in the normal course of business for equipment delivered to the Company and was recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately eight years old. The amount owing to the vendor may still be due but as the Company has had no contact with the vendor, the amount may not require payment. Accordingly, the accrued lease liability reflects management’s best estimate of amounts due for matters in dispute. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

In September 2000, we entered into a three-year sublease agreement which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31, 2006.

10. CREDIT RISK
Amounts owing from one customer comprise 99% of accounts receivable at June 30, 2005. Amounts owing from two major customers comprised approximately 46% and 31%, respectively of accounts receivable at June 30, 2004.

11. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one customer comprised 99% of revenue for the three months ended June 30, 2005. Sales to two major customers comprised 72% of revenue for the three months ended June 30, 2004.

12. COMPARATIVE FIGURES
Certain of the comparative figures have been restated to conform with the current period’s presentation.

13. INCOME TAX
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2005.

General
e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We provide engineering services, product reference designs and technology platforms to customers focusing on the digital video/audio and player/recorder markets. Our product reference designs are working, full-featured designs sometimes implemented as prototypes that can be customized to a customers’ preferred look and feel or branded and sold as they are, according to a customer’s wishes. Our technology platforms are basic working technology that can be developed into a finished consumer product, or incorporated into an existing consumer product design for private labeling. Our technology and services are used by customers to design, develop and produce complex electronic products primarily targeted at end-user consumers.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $72,640,128 at June 30, 2005. At June 30, 2005, the Company had a working capital deficiency of $2,902,040. Our monthly cash operating costs have been on average $180,000 and $215,000 per month for the periods ending June 30, 2005 and 2004, respectively. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

We have experienced a substantial reduction in cash that adversely affects our liquidity. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing.

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

We do not have off-balance sheet arrangements, financings, or relationships with unconsolidated entities or other persons, also known as “special purposes entities” (SPEs).

Results of Operations
Three months ended June 30, 2005 compared to three months ended June 30, 2004

For the first three months of fiscal 2006, we reported total revenues of $998,209 a 971% increase from total revenues of $93,164 for the first three months of fiscal 2005. Product revenues for the quarter ending June 30, 2005 were $965,730 compared to $61,488 for the quarter ending June 30, 2004. The $904,282 increase is related to the timing of products being shipped. For fiscal 2004, product was expected to ship in June but commenced in July 2004. We have received purchase orders for approximately $1.6 million of which $954,190 has been received and is recorded as customer deposits. The entire backlog is expected to ship in the quarter ending September 30, 2005.

Service revenues for the first three months of fiscal 2006 were $32,479 compared to $31,716 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At June 30, 2005 we had $779,193 of deferred revenue from product that has been partially paid by our customer but not yet shipped and development contracts that will be recognized based on the terms and conditions of each agreement.

Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of our engineering support and services. Cost of sales for the three months ended June 30, 2005 consisted of $822,642 of product costs and $4,875 of service costs, consisting primarily of manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the three months ended June 30, 2004 consisted of $17,725 of product costs and $6,800 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Gross profit for the first three months of fiscal 2006 was $170,692 compared to $68,639 for the first three months of fiscal 2005. Gross profit as a percent of sales for the first quarter of fiscal 2005 was 17% compared to 74% for the same period last year. The gross margins for our product have on average been approximately 20%. The decrease in product gross margin for the period ending June 30, 2005 includes additional costs incurred for the development of the enhanced in-flight entertainment device. At the present time, warranty costs are not significant.

Research and development expenses include payroll, employee benefits, and other costs associated with product development. Research and development expenses also include third-party development and programming costs. Research and related expenditures for the three months ended June 30, 2005 were $361,921, as compared to $426,915 for the three months ended June 30, 2004. The decrease of $64,994 can be attributed to the decrease in engineering costs of $59,625, a decrease of $33,307 in personnel and related costs offset by an increase of $33,096 for consulting and professional services. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

Selling, general and administrative expenses include payroll, employee benefits, and other costs associated with finance, customer support functions, facilities and depreciation expenses. Selling, general and administrative costs for the three months ended June 30, 2005, was $338,644 compared to $346,241 for the first three months of fiscal 2005. We anticipate quarterly selling and administrative expenses to be constant as we are focused on more on business customer opportunities and de-emphasize selling and marketing our branded products.

We reported an operating loss of $529,873 for the three months ended June 30, 2005, as compared to an operating loss of $704,517 for the three months ended June 30, 2004. The 25% decrease in operating loss resulted primarily from the positive gross margins and the decrease in total operating expense. We believe, but we can not guarantee, that our strategy of investing in digital video and audio platform developments with supply or royalty provisions will provide positive margins in the future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported interest expense of $121,316 for the three months ended June 30, 2004 versus $30,179. The increase in interest expense can be attributed to the amortization of the warrants issued in connection with the 12% SP Notes.

We reported a loss for the first three months of fiscal 2006 of $647,276 as compared to a loss of $734,696 for the prior first three months of fiscal 2005.

The loss attributable to Common Stockholders for the three months ended June 30, 2005 and 2004 was $690,376 and $782,153, respectively. Included in the loss available to Common Stockholders for the period ending June 30, 2005 were accrued dividends on the Series D and Series EE stock of $33,450 and $9,650, respectively. Included in the loss available to Common Stockholders for the period ending June 30, 2004 were accrued dividends on the Series D and Series E stock of $38,039 and $9,418, respectively.

Liquidity and Capital Resources
At June 30, 2005, we had working capital deficit of $2,902,040 compared to a working capital deficit of $1,489,774 at March 31, 2005. Cash used in operating activities for the three month period ended June 30, 2005 was $742,329 resulting primarily from the $647,276 loss for the period, a decrease of $8,335 in deferred revenue, an increase of $443,213 in prepaid expenses and other, an increase of $76,432 in other accounts payable, an increase of $27,577 in accrued employee benefits, and a decrease of $28,642 in accounts receivable, an increase of $246,940 in customer deposits. During the three months ended June 30, 2005, the Company purchased no additional property and equipment.

For the three months ended June 30, 2005, cash used in financing activities was $5,061 resulting primarily from principal payment on the 15% Unsecured Promissory Note. For the three months ended June 30, 2005, net cash and cash equivalents decreased by $747,390.

At June 30, 2005, we had net accounts receivable of $24,199 as compared to $52,841 at March 31, 2005. The decrease in receivables can be attributed to the Company’s policy to grant payment upon receipt terms to our customers. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At June 30, 2005, we had cash and cash equivalents of $541,863. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing business customers arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $1,000,000 of additional funds for the next twelve months of operations plus amounts required to make payments on the 15% Unsecured Notes of $750,000, 15% Note of $150,000 and the 12% Subordinated Promissory Note of $1,000,000. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from branded and OEM product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have forebearance agreements on the $947,919 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly we may need to seek equity or debt financing in the next twelve months for working capital if product margins are insufficient and we may need to seek equity or debt financing for payments of the 15% Unsecured Note and 15% Note (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

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

As of June 30, 2005, our contractual obligations and commercial commitments are summarized below:

	Cash Contractual Obligations by Period
	Total	Less than 1 year	1-2 years	2-3 years
15% Unsecured Notes(1)	$1,060,419	$1,060,419	-	-
12% Subordinated Promissory Notes (2)	1,060,000	1,060,000	-	-
Operating Leases (3)	92,910	92,910	-	-
Total Cash Obligations	$2,213,329	$2,213,329	$-	$-

(1) Includes two 15% unsecured notes and accrued interest as of June 30, 2005, both notes mature on June 30, 2006
(2) Notes modified to extend maturity date to December 31, 2005
(3) Office sublease agreement expires July 31, 2006

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

Certain Factors That May Affect Our Business, Future Results and Financial Condition
In addition to the other information in this Annual Report on Form 10-K, the factors listed below should be considered in evaluating our business and prospects. This Annual Report contains a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,”“believes,”“expects,”“intends,”“future” and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the fiscal year ended and at June 30, 2005 had an accumulated deficit of $72.6 million. We had losses of approximately $3.7 million, $3.5 million and $6.7 million in fiscal 2005, 2004 and 2003, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We Expect Our Operating Results To Fluctuate Significantly - Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	Unpredictable demand and pricing for our contract development services
•	Market acceptance of our business customers’ products by end users
•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
•	Fluctuations in operating costs
•	Changes in research and development costs
•	Changes in general economic conditions
•	Changes in technology
•	Short product lifecycles

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

In the event additional funds are required, we cannot assure you that such additional financing will be available on terms favorable to us, or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we may need to obtain the approval of our stockholders of an amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock, depending upon the size of the offering and the numbers of shares to be sold. However, we can give no assurance that our stockholders would approve a sufficient increase in our authorized shares of common stock. If adequate funds are not available to us then we may not be able to continue operations or take advantage of opportunities. If we raise additional funds through the sale of equity, including common stock, the percentage ownership of our stockholders will be reduced.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. One customer accounted for approximately 99% of revenues for the period ending June 30, 2005. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

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

The Success of Our Business Depends on Emerging Markets and New Products.  In order for demand for our technology, services and products to grow, the markets for portable digital devices, such as digital recorders and digital video/music players and other portable consumer devices, must develop and grow. If sales for these products do not grow, our revenues could decline. To remain competitive, we intend to develop new applications for our technology and develop new technology and products. If new applications or target markets fail to develop, or if our technology, services and products are not accepted by the market, our business, financial condition and results of operations could suffer.

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on one supplier for manufacturing our in-flight entertainment (“IFE”) product. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Risks Related to Trading in Our Common Stock

Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our common stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

•	Quarter-to-quarter variations in operating results
•	Announcements of technological innovations by us, our customers or competitors
•	New products or significant design achievements by us or our competitors
•	General conditions in the markets for the our products or in the electronics industry
•	The price and availability of products and components
•	Changes in operating factors including delays of shipments, orders or cancellations
•	General financial market conditions
•	Market conditions for technology stocks
•	Litigation or changes in operating results or estimates by analysts or others
•	Or other events or factors

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.12 to a high of $0.43 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the company’s securities and may affect the ability of investors to sell their securities in the secondary market. The Commission has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $541,863 and our debt of $1,947,919, consisting of accrued interest, the 15% Unsecured Note and the 12% Convertible Subordinated Promissory Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At June 30, 2005, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 3005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

e.DIGITAL CORPORATION

Date: August 15, 2005	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer (Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)