Form 10-Q
period 2005-09-30
E DIGITAL CORP
filed 2005-11-15
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $0.001	175,260,876
(Class)	(Outstanding at November 4, 2005)

e.DIGITAL CORPORATION

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets as of September 30, 2005 and
and March 31, 2005	3

Consolidated Statements of Operations for the three and six
months ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows for the three and six
months ended September 30, 2005 and 2004	5

Notes to Interim Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosure about Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	23
SIGNATURES	24

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	March 31, 2005
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents	380,469	1,289,253
Accounts receivable, trade	21,826	52,841
Deposits and prepaid expenses	77,921	505,353
Total current assets	480,215	1,847,447
Property and equipment, net of accumulated depreciation of
$561,815 and $529,772 , respectively	93,959	126,002
Total assets	574,174	1,973,449
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	607,345	521,347
Other accounts payable and accrued liabilities	33,295	83,295
Accrued lease liability	515,000	515,000
Accrued employee benefits	118,504	134,442
Dividends	398,906	352,044
Deferred revenue	37,162	46,888
Customer deposits	40,640	707,250
Convertible subordinated promissory notes, less $60,031 and $58,045 for amortization
of warrant, respectively	939,969	941,955
Unsecured promissory notes, short term	972,564	35,000
Total current liabilities	3,663,385	3,337,221
Deferred revenue	-	6,942
Unsecured promissory note	-	889,855
Total liabilities	3,663,385	4,234,018
Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated:110,000 and 125,000 issued and outstanding, respectively. Liquidation preference
of $1,468,500 and $1,552,917, respectively	1,100,000	1,150,000
Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
4,330 and 18,500 issued and outstanding, respectively. Liquidation preference
of $463,406 and $1,867,412 respectively	433,000	1,250,000
Common stock, $0.001 par value, authorized 200,000,000,
175,260,876 and 170,493,385 shares outstanding, respectively	175,262	170,494
Additional paid-in capital	68,496,128	67,475,009
Dividends	(398,906)	(352,044)
Accumulated deficit	(72,894,695)	(71,954,029)
Total stockholders' deficit	(3,089,211)	(2,260,569)

Total liabilities and stockholders' deficit	574,174	1,973,449

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2005	2004	2005	2004
	$	$	$	$
Revenues:
Products	1,984,019	1,953,787	2,949,749	2,015,235
Services	6,120	74,697	38,599	106,413
	1,990,139	2,028,484	2,988,348	2,121,648

Cost of revenues:
Products	1,450,201	1,613,831	2,272,843	1,631,556
Services	-	47,617	4,875	54,417
	1,450,201	1,661,448	2,277,718	1,685,973
Gross profit	539,938	367,036	710,630	435,675

Operating expenses:
Selling and administrative	396,740	398,675	735,384	744,916
Research and related expenditures	288,323	362,237	650,244	789,152
Total operating expenses	685,064	760,912	1,385,628	1,534,068

Operating loss	(145,126)	(393,876)	(674,998)	(1,098,393)

Other income (expense):
Interest income	2,234	-	7,447	-
Interest expense	(111,676)	(116,514)	(232,992)	(146,693)
Other	-	-	(1,300)	(1,800)
Other income (expense)	(109,442)	(116,514)	(226,845)	(148,493)

Loss and comprehensive loss for the period	(254,568)	(510,390)	(901,843)	(1,246,886)
Accrued dividends on the Series D and EE Preferred stock	(42,585)	(37,198)	(85,685)	(84,655)
Loss attributable to common stockholders	(297,153)	(547,588)	(987,528)	(1,331,541)
Loss per common share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average common shares outstanding	175,260,876	164,386,736	175,208,630	163,250,768

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30
	2005	2004
OPERATING ACTIVITIES	$	$
Loss for the period	(901,843)	(1,246,886)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	32,043	23,641
Accrued interest and accretion relating to secured promissory notes	56,250	56,250
Amortization of interest on warrants issued in connection with the
12% convertible subordinated promissory notes	118,076	58,047
Stock issued to vendor	-	11,729
Changes in assets and liabilities:
Accounts receivable, trade	31,016	(35,684)
Inventory	-	5,009
Prepaid expenses and other	427,433	(145,225)
Accounts payable, trade	85,998	133,775
Other accounts payable and accrued liabilities	(50,000)	(37,565)
Customer deposits	(666,610)	217,874
Accrued employee benefits	(15,938)	(65,719)
Deferred revenue	(16,668)	(16,222)
Cash (used in) operating activities	(900,244)	(1,040,976)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(12,455)
Cash (used in) investing activities	-	(12,455)
FINANCING ACTIVITIES
Proceeds from 12% Convertible Subordinated Promissory Notes	-	1,000,000
Payment on 15% Unsecured Note	(8,540)	-
Proceeds from exercise of stock options	-	4,650
Cash (used in) provided by financing activities	(8,540)	1,004,650
Net increase (decrease) in cash and cash equivalents	(908,784)	(48,780)
Cash and cash equivalents, beginning of period	1,289,253	467,954
Cash and cash equivalents, end of period	380,469	419,174

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest and debt expense	58,666	31,147
Supplemental schedule of noncash investing and financing activities:
Deemed dividends on Series D, E and EE preferred stock	85,685	84,655
Discount on 12% Convertible Subordinated Promissory Notes	120,062	-

See notes to interim consolidated financial statements

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $72,894,695 September 30, 2005. At September 30, 2005, the Company had a working capital deficiency of $3,183,170. Substantial portions of the losses are attributable to marketing costs of the Company’s new technology and substantial expenditures on research and development of technologies. The Company’s operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

2. LOSS PER SHARE
Stock options, warrants and convertible preferred stock exercisable into 22,757,780 shares of common stock were outstanding as at September 30, 2005. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders (“Commons Stockholders”) was increased during the six months ended September 30, 2005 and 2004 by accrued dividends of $85,685 and $84,665, respectively. The loss available to Common Stockholders is computed as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Loss for the period	$(254,568)	$(510,389)	$(901,843)	$(1,246,886)
Dividends on Series D and EE preferred stock	(42,585)	(37,198)	(85,685)	(84,655)
Loss available to Common Stockholders	$(297,153)	$(547,587)	$(987,528)	$(1,331,541)

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

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

During the six months ended September 30, 2005, no new options were granted by the Company, and as of September 30, 2005, an aggregate of 5,504,999 options to purchase shares of the Company's common stock were outstanding pursuant to the 1994 Stock Option Plan. The fair value of vested options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0%; expected volatility of 75.58% a risk free interest rate of 3.02% and an expected life of 2.5 years. The following table summarizes the weighted average fair value of the stock options granted during the periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Loss attributable to common Stockholders as reported	$(297,153)	$(510,012)	$(987,528)	$(1,246,886)
Add: Total stock-based employee compensation recorded -		-	-	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	39,440	63,853	77,147	132,220
Pro forma net loss	$(336,593)	$(573,865)	$(1,064,675)	$(1,379,106)
Earnings per share:
Basic and Diluted - as reported	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and Diluted - pro forma	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Beginning with the quarter ending June 30, 2006, the Company will account for its stock-based compensation plans in accordance with SFAS Statement No. 123, “Accounting for Stock Based Compensation (revised).

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

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

5. PROMISSORY NOTES
	September 30, 2005	March 31, 2005
15% Unsecured Promissory Notes	$888,189	$900,000
12% Convertible Subordinated Promissory Note	1,000,000	1,000,000
Accrued interest on notes	84,375	24,855
Less unamortized discount	(60,031)	(58,045)
Less current portion	(1,912,533)	(976,955)
Long term	$-	$889,855

15% Unsecured Promissory Note
On December 11, 2002, the Company issued a 15% Unsecured Promissory Note (“15% Unsecured Note”) for cash proceeds of $750,000 from an unrelated corporation. On January 31, 2005, the 15% Unsecured Note was amended to extend the maturity date to September 30, 2006 when principal and interest will be payable. Accrued interest on the note at September 30, 2005 was $158,500. On January 31, 2005, the Company paid cash interest of $8,500 and issued to the noteholder a secondary 15% Unsecured Promissory Note (“15% Note”) for accrued interest of $150,000. The 15% Note will also mature on September 30, 2006. Principal and interest on the 15% Note is payable in monthly installments of $3,500 with the balance due at maturity

12% Convertible Subordinated Promissory Notes
In June and July 2004, the Company sold $1,000,000 of Unsecured 12% Convertible Subordinated Promissory Notes due July 1, 2005 (“12% CSP Notes”). The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable until September 30, 2007 (collectively, the “Warrants”). On June 30, 2005, the 12% CSP Notes and Warrants were modified by extending the maturity date of the CSP Notes from July 1, 2005 to December 31, 2005 and by reducing the purchase price of each warrant share purchasable under the Warrant from $0.25 to $0.19. Due to the modification of these warrants, the Company recorded additional debt discount of $120,062 on the 12% Convertible Subordinated Promissory Notes.

In the event the Company offers shares of capital stock, noteholders have the right and option to convert the unpaid principal amount of the note, the prepayment fee, if any, and any accrued and unpaid interest into shares of capital stock offered. The noteholders waived their rights to convert for the November 30, 2004 Series EE preferred stock offering sale.

Subsequent to September 30, 2005, the 12% CSP Notes were modified by extending the maturity date to December 31, 2006 and to increase the maximum note amount from $1,000,000 to $1,500,000. As of the date of this report $250,000 of additional notes had been sold. Note holders acquiring Notes on or after October 26, 2005 shall be entitled to receive a royalty equal to (i) the principal of this Note divided by (ii) $500,000 (the aggregate principal of the additional Notes sold concurrently herewith) (the “Additional Notes”) multiplied by (iii) Twenty Dollars ($20.00) for each MedeViewer™ sold during the calendar years of 2006, 2007 and 2008. The CSP notes were also amended such that the principal amount is convertible at $0.19 per common shares, subject to antidilution adjustments if the Company makes certain issuances of stock at a lower price.

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

6. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2005:

	Preferred Stock		Common Stock		Additional		Accumulated
	Shares	Amounts	Shares	Amounts	Paid-in Capital	Dividends	Deficit
Balance, March 31, 2005	127,500	$2,400,000	170,493,385	$170,493	$67,475,009	$(352,044)	$(71,954,029)
Shares issued on conversion of Series D Preferred Stock	(5,000)	(50,000)	335,702	336	63,447	13,783	(13,783)
Shares issued on conversion of Series EE Preferred Stock	(8,170)	(817,000)	4,431,789	4,432	837,608	25,040	(25,040)
Accrued dividends on Series D Preferred Stock	-	-	-	-	-	(67,183)	-
Accrued dividends on Series EE Preferred Stock	-	-	-	-	-	(18,502)	-
Discount on 12% Convertible Subordinated Promissory Notes	-	-	-	-	120,062	-	-
Loss for the period	-	-	-	-	-	-	(901,843)
Balance, September 30, 2005	114,330	$1,533,000	175,260,876	$175,262	$68,496,128	$(398,906)	$(72,894,695)

7. WARRANTS AND OPTIONS
At September 30, 2005 warrants were outstanding and exercisable into the following shares of common stock:

	Number of	Exercise Price
Description	Common Shares	Per Share	Expiration Date
Warrant(1)	46,189	0.19	October 5, 2005
Warrant	856,166	1.00	November 18, 2005
Warrant(1)	112,500	0.19	September 30, 2006
Warrant(2)	2,000,000	0.19	September 30, 2007
Warrant(3)	4,070,000	0.50	November 30, 2007
Total	7,084,855

(1)	The warrants are subject to certain adjustments if the Company issues shares lower than $0.19.

(2)
In connection with the issuance of 12% CSP Notes the Company issued 2,000,000 warrants with an exercise price of $0.25. The estimated fair market value of these warrants at issuance was $232,186 and was recorded as a deferred financing charge related to the 12% CSP Notes as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge was amortized over the original term of the 12% CSP Notes. On June 30, 2005 the Warrants were modified by reducing the exercise price of $0.25 to $0.19 and thus additional discounts were recorded.

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

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

The following table summarizes stock option activity for the period:

		Weighted average
	Shares	exercise price
	#	$
Outstanding March 31, 2005	6,656,665	1.0846
Granted	--	--
Canceled/expired	(1,151,666)	0.4515
Exercised	--	--
Outstanding September 30, 2005	5,504,999	0.3555
Exercisable at September 30, 2005	3,959,166	0.4052

Options outstanding are exercisable at prices ranging from $0.0875 to $2.25 and expire over the period from 2006 to 2009 with an average life of 3.6 years. The 1994 Stock Option Plan expired on August 15, 2004. On August 4, 2005 the stockholders approved the adoption of the 2005 Equity-Based Compensation Plan for 10,000,000 common shares. At September 30, 2005 no grants had been made under this plan.

8. PREFERRED STOCK
Convertible Non-Redeemable Series D
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. The Series D Stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 Subordinated Promissory Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.19 subject to certain adjustments if the Company issues shares at prices lower than $0.19. As of September 30, 2005 the 110,000 shares of the Series D Stock would have been convertible into 7,728,947 shares common stock. The Series D stock shall be subject to automatic conversion on December 31, 2007.

Convertible Redeemable Series EE
On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the “Series EE Stock”) at a per share price of $100 for an aggregate amount of $1,850,000. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the election of the Company. The stated dollar amount of Series EE Stock, is convertible into fully paid and nonassessable shares of common stock at a conversion price $0.25 per share which is fixed for the first 90 days following the original issue date, and commencing 90 days following the original issue date, the conversion price shall equal the lower of (i) $0.25 and (ii) 85% of the average of the volume weighted average price per share of any ten days during the twenty consecutive trading days immediately preceding the conversion date. However, the conversion price shall not be less than $0.19 per share. The Series EE Stock shall be subject to automatic conversion on or about November 30, 2006 subject to certain conditions. The Company also issued to the Investors, warrants to purchase 3,700,000 shares of common stock at $0.50 per share until November 30, 2007. At September 30, 2005, the Series EE Stock was convertible into 2,438,979 shares of common stock.

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

E.DIGITAL CORPORATION AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2005

The Company's financial statements include $515,000 of  accrued lease liability that arose in the normal course of business for equipment delivered to the Company and was recorded at amounts reflected on the invoices and other documentation received from the third party vendor. This amount is approximately eight years old. The amount owing to the vendor may still be due but as the Company has had no contact with the vendor, the amount may not require payment. Accordingly, the accrued lease liability reflects management’s best estimate of amounts due for matters in dispute. Settlement of this liability may be either more or less than the amount recorded in the consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In September 2000, we entered into a three-year sublease agreement which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31, 2006.

10. CREDIT RISK
Amounts owing from one customer comprise 77% and 98% of accounts receivable at September 30, 2005 and 2004, respectively

11. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one customer comprised 99% and 97% of revenue for the six months ended September 30, 2005 and 2004, respectively.

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $72,894,695 at September 30, 2005. At September 30, 2005, the Company had a working capital deficiency of $3,183,170. Our monthly cash operating costs have been on average $180,000 and $215,000 per month for the periods ending September 30, 2005 and 2004, respectively. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

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

Results of Operations
Six months ended September 30, 2005 compared to six months ended September 30, 2004

For the six months ended September 30, 2005, we reported total revenues of $2,988,348, a 40% increase from total revenues of $2,121,648 for the six months of fiscal 2005. Product revenues for six months ending September 30, 2005 were $2,949,749, a 46% increase from product revenues of $2,015,235 for the six months ending September 30, 2004. We have received product purchase orders for approximately $0.6 million, which is expected to ship in the third quarter of fiscal 2006.
Service revenues for the six months of fiscal 2006 were $38,599 compared to $106,413 for the comparable period of the prior year. The timing and amount of service revenues are dependent upon a limited number of projects. At September 30, 2005 we had $37,162 of deferred revenue from development contracts, which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to our customers in order to speed adoption of our technology and enhance our future revenues.

For the six months ended September 30, 2005, we reported a gross profit of $710,630 compared to a gross profit of $435,675 for the first six months of fiscal 2005. Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of our engineering support and services. Cost of sales for the six months ended September 30, 2005 consisted of $2,272,843 of product costs and $4,875 of service costs, consisting primarily of manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the six months ended September 30, 2004 consisted of $1,631,556 of product costs and $54,417 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Selling, general and administrative expenses include payroll, employee benefits, and other costs associated with finance, customer support functions, facilities and depreciation expenses. Selling, general and administrative costs for the six months ended September 30, 2005, was $735,384 compared to $744,916 for the six months of fiscal 2005. We anticipate quarterly selling and administrative expenses to be constant as we are focused on business customer opportunities.

Research and development expenses include payroll, employee benefits, and other costs associated with product development. Research and development expenses also include third-party development and programming costs. Research and related expenditures for the six months ended September 30, 2005 were $650,244, as compared to $789,152 for the six months ended September 30, 2004. The decrease of $138,908 can be attributed to the decrease in engineering costs of $59,122, a decrease of $84,313 in personnel and related costs offset by an increase of $10,071 for consulting and professional services. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $674,998 for the six months ended September 30, 2005 as compared to an operating loss of $1,098,393 for the six months ended September 30, 2004. The decrease in operating loss resulted from the increase gross profit for the six month period and by the decrease of $148,440 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in digital video/audio platform developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the six months of the current fiscal year of $901,843 as compared to a loss of $1,246,886 for the prior year’s six months. For the six months ended September 30, 2005, we incurred interest expense of $232,992 as compared to $148,493 for the comparable period in the prior year. This included non-cash amortization of debt discount of $118,076 and $58,047 for the six months ended September 30, 2005 and 2004, respectively.

The loss available to Common Stockholders for the six months ended September 30, 2005 and 2004 is $987,528 and $1,331,541, respectively. Included in the loss available to Common Stockholders for the six months ending September 30, 2005 and 2004 is accrued dividends of $85,685 and $84,655 respectively on the preferred stock.

Three months ended September 30, 2005 compared to six months ended September 30, 2004

For the second quarter of fiscal 2006, we reported total revenues of $1,990,139 a less than one percent decrease from total revenues of $2,028,484 for the second quarter of fiscal 2005. Product revenues for the quarter ending September 30, 2005 increased to $1,984,019 compared to $1,953,787 for the second quarter ending September 30, 2004.
Service revenues for the second quarter of fiscal 2006 were $6,120 compared to $74,697 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At September 30, 2005 we had $37,162 of deferred revenue from product that has been partially paid by our customer but not yet shipped and development contracts that will be recognized based on the terms and conditions of each agreement.

Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of our engineering support and services. Cost of sales for the three months ended September 30, 2005 consisted of $1,450,201 of product costs primarily for manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the three months ended September 30, 2004 consisted of $1,613,831 of product costs and $47,617 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Gross profit for the second quarter of fiscal 2006 was $539,938 compared to $367,036 for the second quarter of fiscal 2005. Gross profit as a percent of sales for the first quarter of fiscal 2006 was 27% compared to 18% for the same period last year. At the present time, warranty costs are not significant.

Selling, general and administrative expenses include payroll, employee benefits, and other costs associated with finance, customer support functions, facilities and depreciation expenses. Selling, general and administrative costs for the three months ended September 30, 2005, was $396,740 compared to $398,675 for the second quarter of fiscal 2005. We anticipate quarterly selling and administrative expenses to be constant as we are focused on business customer opportunities.

Research and development expenses include payroll, employee benefits, and other costs associated with product development. Research and development expenses also include third-party development and programming costs. Research and related expenditures for the three months ended September 30, 2005 were $288,323, as compared to $362,237 for the three months ended September 30, 2004. The decrease of $74,914 can be attributed to the decrease of $52,006 in personnel and related costs and by a decrease of $19,257 for consulting and professional services. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $145,126 for the three months ended September 30, 2005, as compared to an operating loss of $393,876 for the three months ended September 30, 2004. The 63% decrease in operating loss resulted primarily from the increased gross margins and the decrease in total operating expense. We believe, but we can not guarantee, that our strategy of investing in digital video and audio platform developments with supply or royalty provisions will provide positive margins in the future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported interest expense of $111,676 for the three months ended September 30, 2005 versus $116,514 for the prior comparable period. The interest expense can be attributed to the amortization of the warrants issued in connection with the 12% SP Notes.

We reported a loss for the second quarter of fiscal 2006 of $254,568 as compared to a loss of $510,390 for the prior second quarter of fiscal 2005.

The loss attributable to Common Stockholders for the three months ended September 30, 2005 and 2004 was $297,153 and $547,588, respectively. Included in the loss available to Common Stockholders for the period ending September 30, 2005 were accrued dividends on the preferred stock of $42,585. Included in the loss available to Common Stockholders for the period ending September 30, 2004 were accrued dividends on the preferred stock of $37,198.

Liquidity and Capital Resources
At September 30, 2005, we had working capital deficit of $3,183,170 compared to a working capital deficit of $1,489,774 at March 31, 2005. Cash used in operating activities for the six month period ended September 30, 2005 was $900,244 resulting primarily from the $901,843 loss for the period, a decrease of $16,668 in deferred revenue, an decrease of $427,433 in prepaid expenses and other, an increase of $85,998 in other accounts payable, an decrease of $15,938 in accrued employee benefits, and a decrease of $31,016 in accounts receivable and a decrease of $666,610 in customer deposits. During the six months ended September 30, 2005, the Company purchased no additional property and equipment.

For the six months ended September 30, 2005, cash used in financing activities was $8,540 resulting primarily from principal payment on the 15% Unsecured Promissory Note. For the six months ended September 30, 2005, net cash and cash equivalents decreased by $908,784.

At September 30, 2005, we had net accounts receivable of $21,826 as compared to $52,841 at March 31, 2005. The decrease in receivables can be attributed to the Company’s policy to grant payment upon receipt terms to our customers. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.
At September 30, 2005, we had cash and cash equivalents of $380,469. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing business customers arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $1,000,000 of additional funds for the next twelve months of operations plus amounts required to make payments on the 15% Unsecured Notes of $750,000, 15% Note of $150,000 and the 12% Subordinated Promissory Note of $1,000,000. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from OEM product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have forbearance agreements on the $972,564 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly we may need to seek equity or debt financing in the next twelve months for working capital if product margins are insufficient and we may need to seek equity or debt financing for payments of the 15% Unsecured Note and 15% Note (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

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

As of September 30, 2005, our contractual obligations and commercial commitments are summarized below:

	Cash Contractual Obligations by Period
	Total	Less than 1 year	1-2 years	2-3 years
15% Unsecured Notes(1)	$1,060,419	$1,060,419	-	-
12% Subordinated Promissory Notes (2)	1,060,000	1,060,000	-	-
Operating Leases (3)	27,873	27,873	-	-
Total Cash Obligations	$2,148,292	$2,148,292	$-	$-

(1) Includes two 15% unsecured notes and accrued interest as of September 30, 2005, both notes mature on September 30, 2006
(2) Notes modified to extend maturity date to December 31, 2005
(3) Office sublease agreement subject to expire December 31, 2005

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

In September 2000, we entered into a three-year sublease agreement, which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31, 2006. In September, we received notification that the property was sold and that the current sublease will not be renewed and in fact, is scheduled to terminate effective December 31, 2005.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the fiscal year ended and at September 30, 2005 had an accumulated deficit of $72,894,695 million. We had losses of approximately $3.7 million, $3.5 million and $6.7 million in fiscal 2005, 2004 and 2003, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We May Need to Obtain Additional Financing to Continue Operating our Business. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

•	Finance working capital requirements
•	Pay for increased operating expenses or shortfalls in anticipated revenues
•	Fund increases in research and development costs
•	Develop new technology, products or services
•	Respond to competitive pressures
•	Support strategic and industry relationships
•	Fund the production and marketing of our products and services

We cannot assure you that such additional financing will be available on terms favorable to us, or at all. If adequate funds are not available to us then we may not be able to continue operations or take advantage of opportunities. If we raise additional funds through the sale of equity, including common stock, the percentage ownership of our stockholders will be reduced.

Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction in cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal year 2006, fiscal year 2005 and in prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. One customer accounted for approximately 99% of revenues for the period ending September 30, 2005. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on one supplier for manufacturing our in-flight entertainment (“IFE”) and MedeViewer products. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.09 to a high of $0.38 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The Commission has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $380,469 and our debt of $1,972,564, consisting of accrued interest, the 15% Unsecured Note and the 12% Convertible Subordinated Promissory Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At September 30, 2005, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 3005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
NONE

Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Stockholders held on August 4, 2005, the following individuals, all of the members of the Board of Directors were elected: Atul Anandpura, Robert Putnam, Allen Cocumelli, Alex Diaz and Renee Warden For each elected director, the results of the voting were:

	Affirmative Votes	Votes Withheld

Atul Anandpura	161,834,981	3,150,143
Robert Putnam	161,901,418	3,893,706
Allen Cocumelli	161,366,129	3,618,995
Alex Diaz	161,362,598	3,622,526
Renee Warden	156,927,071	8,058,053

Our stockholders also voted to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000 to 300,000. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

159,582,273	5,146,620	256,231	-0-

The foregoing proposal was approved and accordingly ratified.

Our stockholders also voted to approve the 2005 Equity-Based Compensation Plan. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

35,385,374	10,740,172	581,614	-0-

The foregoing proposal was approved.

Our stockholders also voted to ratify Singer, Lewak, Greenbaum & Goldstein, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2006. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes

162,502,178	1,992,410	490,536	-0-

The foregoing proposal was approved and accordingly ratified.

Item 5. Other Information
(a) NONE
(b) NONE

Item 6. Exhibits
Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alex Diaz, Principal Executive Officer.

Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Principal Accounting Officer.

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alex Diaz, Principal Executive Officer and Robert Putnam, Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.DIGITAL CORPORATION

Date: November 14, 2005	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer
(Principal Accounting and Financial Officer
and duly authorized to sign on behalf of the Registrant)