Form 10-Q/A
period 2005-09-30
E DIGITAL CORP
filed 2006-02-14
CIK 886328

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


Common Stock, par value $0.001                             175,260,876
------------------------------                ---------------------------------
          (Class)                             (Outstanding at November 4, 2005)

================================================================================

Explanatory Note

e.Digital Corporation. (the "Company") is filing this Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2005 (this "Amendment") to reflect the restatement of its consolidated financial statements for the fiscal quarter ended September 30, 2005 and to amend and restate Items 1, 2 and 4 of
Part I contained in the original filing made with the Securities and Exchange Commission on November 14, 2005 (the "Prior Report"). The restated interim consolidated financial statements result from an error made in accruing liabilities for direct shipments of product to a customer. At September 30, 2005 the Company failed to record $128,057 of accrued liabilities and understated cost of sales for the same amount. The Company's accounting staff failed to properly reconcile customer prepayments, customer invoices, inventory, cost of sales and accrued liabilities and accordingly revenue for the direct shipment was properly recorded but the related and matching vendor costs for one shipment were not properly accrued. Management and the Audit Committee have determined based on the facts and circumstances that contributed to this error that there was no evidence of knowingly inappropriate accounting, fraud, or malfeasance however certain accounting remediation would be required.

This Prior Report has not been updated except as required to reflect the effects of the restatement and the amendment and restatement of the items indicated above. Items included in the Prior Report that are not included herein are not amended and remain in effect as of the date of the original filing of the Prior Report. Additionally, other than as indicated above, this Amendment does not provide an update or a discussion of any other events that have occurred since the filing of the Prior Report. Accordingly, this Amendment should be read in conjunction with any filings made with the Securities and Exchange Commission subsequent to the filing of the Prior Report.

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

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   September 30, 2005   March 31, 2005
                                                                                       Restated
                                                                                            $               $
                                                                                      -----------      -----------
ASSETS
Current
Cash and cash equivalents                                                                 380,469        1,289,253
Accounts receivable, trade                                                                 21,826           52,841
Deposits and prepaid expenses                                                              77,921          505,353
                                                                                      -----------      -----------
Total current assets                                                                      480,215        1,847,447
                                                                                      -----------      -----------
Property and equipment, net of accumulated depreciation of
   $561,815 and $529,772, respectively                                                    93,959          126,002
                                                                                      -----------      -----------
    Total assets                                                                          574,174        1,973,449
                                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade                                                                   607,345          521,347
Other accounts payable and accrued liabilities                                            161,352           83,295
Accrued lease liability                                                                   515,000          515,000
Accrued employee benefits                                                                 118,505          134,442
Dividends                                                                                 398,906          352,044
Deferred revenue                                                                           37,162           46,888
Customer deposits                                                                          40,640          707,250
Convertible subordinated promissory notes, less $60,031
   and $58,045 for amortization of warrant, respectively                                  939,969          941,955
Unsecured promissory notes, short term                                                    972,564           35,000
                                                                                      -----------      -----------
    Total current liabilities                                                           3,791,443        3,337,221
                                                                                      -----------      -----------
Deferred revenue                                                                               --            6,942
Unsecured promissory note                                                                      --          889,855
                                                                                      -----------      -----------
    Total liabilities                                                                   3,791,443        4,234,018
                                                                                      -----------      -----------
Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
  Series D Convertible Preferred stock 250,000 shares designated:
    110,000 and 125,000 issued and outstanding, respectively.
    Liquidation preference of $1,468,500 and $1,465,100, respectively                   1,100,000        1,150,000
  Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
    4,330 and 18,500 issued and outstanding, respectively. Liquidation preference
    of $463,406 and $1,286,944 respectively                                               433,000        1,250,000
Common stock, $0.001 par value, authorized 200,000,000,
    175,260,876 and 170,493,385 shares outstanding, respectively                          175,262          170,494
Additional paid-in capital                                                             68,496,128       67,475,009
Dividends                                                                                (398,906)        (352,044)
Accumulated deficit                                                                   (73,022,753)     (71,954,029)
                                                                                      -----------      -----------
Total stockholders' deficit                                                            (3,217,269)      (2,260,569)
                                                                                      -----------      -----------
Total liabilities and stockholders' deficit                                               574,174        1,973,449
                                                                                      ===========      ===========

See notes to interim consolidate financial statements e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the three months ended
                                                        September 30,
                                                   2005              2004
                                                 Restated
Revenues:                                            $                $
                                               ------------      ------------
   Products                                       1,984,019         1,953,787
   Services                                           6,120            74,697
                                               ------------      ------------
                                                  1,990,139         2,028,484
                                               ------------      ------------

Cost of revenues:
   Products                                       1,578,258         1,613,831
   Services                                              --            47,617
                                               ------------      ------------
                                                  1,578,258         1,661,448
                                               ------------      ------------
Gross profit                                        411,881           367,036
                                               ------------      ------------
Operating expenses:
   Selling and administrative                       396,740           398,675
   Research and related expenditures                288,323           362,237
                                               ------------      ------------
          Total operating expenses                  685,064           760,912
                                               ------------      ------------

Operating loss                                     (273,183)         (393,876)
                                               ------------      ------------

Other income (expense):
   Interest income                                    2,234                --
   Interest expense                                (111,676)         (116,514)
   Other                                                 --                --
                                               ------------      ------------

          Other income (expense)                   (109,442)         (116,514)
                                               ------------      ------------

Loss and comprehensive loss for the period         (382,625)         (510,390)
Accrued dividends on the Series D and
  EE Preferred stock                                (42,585)          (37,198)
                                               ------------      ------------

Loss attributable to common stockholders           (425,210)         (547,588)
                                               ============      ============
Loss per common share - basic and diluted             (0.00)            (0.00)
                                               ============      ============

Weighted average common shares outstanding      175,260,876       164,386,736
                                               ============      ============

See notes to interim consolidate financial statements

                                                 For the six months ended
                                                        September 30,
                                                    2005             2004
                                                           Restated
Revenues:                                            $                 $
                                                ------------      ------------
   Products                                        2,949,749         2,015,235
   Services                                           38,599           106,413
                                                ------------      ------------
                                                   2,988,348         2,121,648
                                                ------------      ------------

Cost of revenues:
   Products                                        2,400,900         1,631,556
   Services                                            4,875           54,417
                                                ------------      ------------
                                                   2,405,775         1,685,973
                                                ------------      ------------
Gross profit                                         582,573           435,675
                                                ------------      ------------

Operating expenses:
   Selling and administrative                        735,384           744,916
   Research and related expenditures                 650,244           789,152
                                                ------------      ------------
          Total operating expenses                 1,385,628         1,534,068
                                                ------------      ------------

Operating loss                                      (803,056)       (1,098,393)
                                                ------------      ------------

Other income (expense):
   Interest income                                     7,447               --
   Interest expense                                 (232,992)         (146,693)
   Other                                              (1,300)           (1,800)
                                                ------------      ------------

          Other income (expense)                    (226,845)         (148,493)
                                                ------------      ------------

Loss and comprehensive loss for the period        (1,029,901)       (1,246,886)
Accrued dividends on the Series D and
  EE Preferred stock                                 (85,685)          (84,655)
                                                ------------      ------------

Loss attributable to common stockholders          (1,115,586)       (1,331,541)
                                                ============      ============
Loss per common share - basic and diluted              (0.01)            (0.01)
                                                ============      ============

Weighted average common shares outstanding       175,208,630       163,250,768
                                                ============      ============

See notes to interim consolidate financial statements e.Digital Corporation and subsidiary

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)



                                                                                For the six months ended
                                                                                     September 30
                                                                                2005             2004
                                                                              Restated
OPERATING ACTIVITIES                                                              $               $
                                                                             ----------      ----------
Loss for the period                                                          (1,029,901)     (1,246,886)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                               32,043          23,641
     Accrued interest and accretion relating to secured promissory notes         56,250          56,250
     Amortization of interest on warrants issued in connection with the
         12% convertible subordinated promissory notes                          118,076          58,047
     Stock issued to vendor                                                          --          11,729
Changes in assets and liabilities:
     Accounts receivable, trade                                                  31,016         (35,684)
     Inventory                                                                       --           5,009
     Prepaid expenses and other                                                 427,433        (145,225)
     Accounts payable, trade                                                     85,998         133,775
     Other accounts payable and accrued liabilities                              78,057         (37,565)
     Customer deposits                                                         (666,610)        217,874
     Accrued employee benefits                                                  (15,937)        (65,719)
     Deferred revenue                                                           (16,668)        (16,222)
                                                                             ----------      ----------
Cash (used in) operating activities                                            (900,244)     (1,040,976)
                                                                             ----------      ----------
INVESTING ACTIVITIES

Purchase of property and equipment                                                   --         (12,455)
                                                                             ----------      ----------
Cash (used in) investing activities                                                  --         (12,455)
                                                                             ----------      ----------
FINANCING ACTIVITIES

Proceeds from 12% Convertible Subordinated Promissory Notes                          --       1,000,000
Payment on 15% Unsecured Note                                                    (8,540)             --
Proceeds from exercise of stock options                                              --           4,650
                                                                             ----------      ----------
Cash (used in) provided by financing activities                                  (8,540)      1,004,650
                                                                             ----------      ----------
Net increase (decrease) in cash and cash equivalents                           (908,784)        (48,780)
                                                                             ----------      ----------
Cash and cash equivalents, beginning of period                                1,289,253         467,954
                                                                             ----------      ----------
Cash and cash equivalents, end of period                                        380,469         419,174
                                                                             ==========      ==========

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for interest and debt expense                     58,666          31,147
Supplemental schedule of noncash investing and financing activities:
   Deemed dividends on Series D, E and EE preferred stock                        85,685          84,655
   Discount on 12% Convertible Subordinated Promissory Notes                    120,062              --


                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2005
                                    Restated



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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $73,022,753 September 30, 2005. At September 30, 2005, the Company had a working capital deficiency of $3,311,228. Substantial portions of the losses are attributable to marketing costs of the Company's new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

The loss available to common stockholders ("Commons Stockholders") was increased during the six months ended September 30, 2005 and 2004 by accrued dividends of $85,685 and $84,665, respectively. The loss available to Common Stockholders is computed as follows:

                                                          For the three                  For the six
                                                          months ended                   months ended
                                                          September 30,                  September 30,
                                                      2005           2004             2005          2004
---------------------------------------------------------------------------------------------------------
Net loss
                                           $  (382,625)     $  (510,389)     $(1,029,901)     $(1,246,886)
Dividends on Series D and EE preferred
stock                                          (42,585)         (37,198)         (85,685)         (84,655)
----------------------------------------------------------------------------------------------------------
Loss available to Common Stockholders      $  (425,210)     $  (547,587)     $(1,115,586)     $(1,331,541)
----------------------------------------------------------------------------------------------------------

3. STOCK BASED COMPENSATION

The Company has a stock-based employee and non-employee compensation plan. The Company accounts for stock-based employee and non-employee compensation

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2005
                                    Restated


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

                                               Three Months Ended            Six Months Ended
                                                  September 30,                September 30,
                                               2005          2004           2005           2004

Net loss as reported                   $  (382,625)   $  (510,012)   $(1,029,901)   $(1,246,886)
Add: Total stock-based
employee compensation
recorded                                        --             --             --             --
Deduct: Total stock-based employee
compensation expense
determined under fair value based
method for all
awards                                      39,440         63,853         77,147        132,220
--------------------------------------------------------------------------------------------------------
Pro forma net loss                     $  (422,065)   $  (573,865)   $(1,115,586)   $(1,379,106)
--------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic and Diluted - as reported     $     (0.00)   $      0.00)   $     (0.01)   $     (0.01)
   Basic and Diluted - pro forma       $     (0.00)   $      0.00)   $     (0.00)   $     (0.01)

Beginning with the quarter ending June 30, 2006, the Company will account for its stock-based compensation plans in accordance with SFAS Statement No. 123, "Accounting for Stock Based Compensation (revised).

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

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2005
                                    Restated

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

5. PROMISSORY NOTES

                                                      September            March
                                                      30, 2005            31, 2005
------------------------------------------------------------------------------------>
15% Unsecured Promissory Notes                      $   888,189         $   900,000

12% Convertible Subordinated Promissory Note          1,000,000           1,000,000

Accrued interest on notes                                84,375              24,855

Less unamortized discount                               (60,031)            (58,045)

Less current portion                                 (1,912,533)           (976,955)
------------------------------------------------------------------------------------
Long term                                           $        --         $   889,855
------------------------------------------------------------------------------------

15% Unsecured Promissory Note

On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for cash proceeds of $750,000 from an unrelated corporation. On January 31, 2005, the 15% Unsecured Note was amended to extend the maturity date to September 30, 2006 when principal and interest will be payable. Accrued interest on the note at September 30, 2005 was $158,500. On January 31, 2005, the Company paid cash interest of $8,500 and issued to the noteholder a secondary 15% Unsecured Promissory Note ("15% Note") for accrued interest of $150,000. The 15% Note will also mature on September 30, 2006. Principal and interest on the 15% Note is payable in monthly installments of $3,500 with the balance due at maturity.

12% Convertible Subordinated Promissory Notes

In June and July 2004, the Company sold $1,000,000 of Unsecured 12% Convertible Subordinated Promissory Notes due July 1, 2005 ("12% CSP Notes"). The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable until September 30, 2007 (collectively, the "Warrants"). On June 30, 2005, the 12% CSP Notes and Warrants were modified by extending the maturity date of the CSP Notes from July 1, 2005 to December 31, 2005 and by reducing the purchase price of each warrant share purchasable under the Warrant from $0.25 to $0.19. Due to the modification of these warrants, the Company recorded additional debt discount of $120,062 on the 12% Convertible Subordinated Promissory Notes.

In the event the Company offers shares of capital stock, noteholders have the right and option to convert the unpaid principal amount of the note, the prepayment fee, if any, and any accrued and unpaid interest into shares of capital stock offered. The noteholders waived their rights to convert for the November 30, 2004 Series EE preferred stock offering sale.

Subsequent to September 30, 2005, the 12% CSP Notes were modified by extending the maturity date to December 31, 2006 and to increase the maximum note amount

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2005
                                    Restated

from $1,000,000 to $1,500,000. As of the date of this report $250,000 of additional notes had been sold. Note holders acquiring Notes on or after October 26, 2005 shall be entitled to receive a royalty equal to (i) the principal of this Note divided by (ii) $500,000 (the aggregate principal of the additional Notes sold concurrently herewith) (the "Additional Notes") multiplied by (iii) Twenty Dollars ($20.00) for each MedeViewer(TM) sold during the calendar years of 2006, 2007 and 2008. The CSP notes were also amended such that the principal amount is convertible at $0.19 per common shares, subject to antidilution adjustments if the Company makes certain issuances of stock at a lower price.

6. STOCKHOLDERS' EQUITY

The following table summarizes stockholders' equity transactions during the six-month period ended September 30, 2005:

                             Preferred Stock                 Common Stock            Additional                    Accumulated
                                                                                      Paid-in
                         Shares        Amounts         Shares          Amounts        Capital        Dividends      Deficit
---------------------------------   -------------   -------------   -------------   -------------  -------------   --------------
Balance, March
31, 2005
                          127,500   $   2,400,000     170,493,385  $     170,493  $  67,475,009   $    (352,044)  $ (71,954,029)
Shares issued on
conversion of
Series D
Preferred Stock            (5,000)        (50,000)        335,702            336         63,447          13,783         (13,783)

Shares issued on
conversion of
Series EE
Preferred Stock            (8,170)       (817,000)      4,431,789          4,432        837,608          25,040         (25,040)

Accrued
dividends on
Series D
Preferred Stock                --              --              --             --             --         (67,183)             --

Accrued
dividends on
 Series EE
Preferred Stock                --              --              --             --             --         (18,502)             --

Discount on 12%
Convertible

Subordinated
 Promissory
 Notes                         --              --              --             --        120,062              --              --

Loss for the
 period                        --              --              --             --             --              --      (1,029,901)
--------------------------------------------------------------------------------------------------------------------------------
Balance, September
30, 2005                  114,330   $   1,533,000     175,260,876  $     175,262  $  68,496,128   $    (398,906)  $ (73,022,753)
================================================================================================================================


7. WARRANTS AND OPTIONS

At September 30, 2005 warrants were outstanding and exercisable into the following shares of common stock:

                                       Number of               Exercise Price

Description                        Common Shares                  Per Share $                       Expiration Date
---------------------------------------------------------------------------------------------------------------------------
Warrant(1)                                 46,189                        0.19                       October 5, 2005
Warrant                                   856,166                        1.00                     November 18, 2005
Warrant(1)                                112,500                        0.19                    September 30, 2006
Warrant(2)                              2,000,000                        0.19                    September 30, 2007
Warrant(3)                              4,070,000                        0.50                     November 30, 2007
---------------------------------------------------------------------------------------------------------------------------
Total                                   7,084,855
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

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2005
                                    Restated

The following table summarizes stock option activity for the period:

                                                                                                  Weighted average
                                                                        Shares                     exercise price
                                                                           #                              $
---------------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2005                                             6,656,665                        1.0846
Granted                                                                       --                            --
Canceled/expired                                                      (1,151,666)                       0.4515
Exercised                                                                     --                            --
---------------------------------------------------------------------------------------------------------------------------
Outstanding September 30, 2005                                         5,504,999                         0.3555
===========================================================================================================================
Exercisable at September 30, 2005                                      3,959,166                         0.4052
===========================================================================================================================

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

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2005
                                    Restated


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

14. RESTATEMENT

During the review of its consolidated financial statements for the third fiscal quarter of 2006, the Company determined that its consolidated financial statements for the fiscal quarter ended September 30, 2005 required restatement to correct an error made in accruing liabilities for direct shipments of product to a customer. The effects of the restatement on the consolidated financial statements was to increase accrued liabilities by $128,057 at September 30, 2005 and increase cost of sales by $128,057 for both the three and six months ended September 30, 2005 resulting in a corresponding increase in net loss to a restated net loss of $382,625 and $1,029,901 for the three and six months ended September 30, 2005, respectively.

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $73,022,753 at September 30, 2005. At September 30, 2005, the Company had a working capital deficiency of $3,217,269. Our monthly cash operating costs have been on average $180,000 and $215,000 per month for the periods ending September 30, 2005 and 2004, respectively. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize supply, licensing, royalty, sales, and development revenues sufficient to cover the fixed costs of operations. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

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

Restatement of Previously Published Financial Statements

Following the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the "Prior Report"), we determined that our previously published consolidated financial statements as of and for the six months ended September 30, 2005 required restatement to correct an error made in accruing liabilities for direct shipments of product to a customer. Please refer to Note 14 of the notes to the accompanying consolidated financial statements for a description and quantification of the associated restatement.

The consolidated financial statement as of and for the six months ended September 30, 2005 included in this Quarterly Report on Form 10-Q/A reflect the adjustments described above. Investors should rely on the consolidated financial statements as of and for the six months ended September 30, 2005 in this Quarterly Report on Form 10-Q/A and not on the previously published consolidated financial statements for this period. A complete discussion of the restated financial data is included in Note 14 to our consolidated financial statements included in this report.

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

For the six months ended September 30, 2005, we reported a gross profit of $582,573 compared to a gross profit of $435,675 for the first six months of fiscal 2005. Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of our engineering support and services. Cost of sales for the six months ended September 30, 2005 consisted of $2,400,900 of product costs and $4,875 of service costs, consisting primarily of manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the six months ended September 30, 2004 consisted of $1,631,556 of product costs and $54,417 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

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

We reported an operating loss of $803,056 for the six months ended September 30, 2005 as compared to an operating loss of $1,098,393 for the six months ended September 30, 2004. The decrease in operating loss resulted from the increase gross profit for the six month period and by the decrease of $148,440 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in digital video/audio platform developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the six months of the current fiscal year of $1,029,901 as compared to a loss of $1,246,886 for the prior year's six months. For the six months ended September 30, 2005, we incurred interest expense of $232,992 as compared to $148,493 for the comparable period in the prior year. This included non-cash amortization of debt discount of $118,076 and $58,047 for the six months ended September 30, 2005 and 2004, respectively.

The loss available to Common Stockholders for the six months ended September 30, 2005 and 2004 is $1115,586 and $1,331,541, respectively. Included in the loss available to Common Stockholders for the six months ending September 30, 2005 and 2004 is accrued dividends of $85,685 and $84,655 respectively on the preferred stock.

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

Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of our engineering support and services. Cost of sales for the three months ended September 30, 2005 consisted of $1,578,258 of product costs primarily for manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the three months ended September 30, 2004 consisted of $1,613,831 of product costs and $47,617 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Gross profit for the second quarter of fiscal 2006 was $411,881 compared to $367,036 for the second quarter of fiscal 2005. Gross profit as a percent of sales for the first quarter of fiscal 2006 was 20% compared to 18% for the same period last year. At the present time, warranty costs are not significant.

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

We reported an operating loss of $273,183 for the three months ended September 30, 2005, as compared to an operating loss of $393,876 for the three months ended September 30, 2004. The 31% decrease in operating loss resulted primarily from the increased gross margins and the decrease in total operating expense. We believe, but we can not guarantee, that our strategy of investing in digital video and audio platform developments with supply or royalty provisions will provide positive margins in the future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported interest expense of $111,676 for the three months ended September 30, 2005 versus $116,514 for the prior comparable period. The interest expense can be attributed to the amortization of the warrants issued in connection with the 12% SP Notes.

We reported a loss for the second quarter of fiscal 2006 of $382,625 as compared to a loss of $510,390 for the prior second quarter of fiscal 2005.

The loss attributable to Common Stockholders for the three months ended September 30, 2005 and 2004 was $425,210 and $547,588, respectively. Included in the loss available to Common Stockholders for the period ending September 30, 2005 were accrued dividends on the preferred stock of $42,585. Included in the loss available to Common Stockholders for the period ending September 30, 2004 were accrued dividends on the preferred stock of $37,198.

Liquidity and Capital Resources

At September 30, 2005, we had working capital deficit of $3,217,269 compared to a working capital deficit of $1,489,774 at March 31, 2005. Cash used in operating activities for the six month period ended September 30, 2005 was $900,244 resulting primarily from the $1,029,901 loss for the period, a decrease of $16,668 in deferred revenue, an decrease of $427,433 in prepaid expenses and other, an increase of $85,998 in accounts payable, a increase of $78,057 in other accounts payable and accrued liabilities, an decrease of $15,938 in accrued employee benefits, and a decrease of $31,016 in accounts receivable and a decrease of $666,610 in customer deposits. During the six months ended September 30, 2005, the Company purchased no additional property and equipment.

For the six months ended September 30, 2005, cash used in financing activities was $8,540 resulting primarily from principal payment on the 15% Unsecured Promissory Note. For the six months ended September 30, 2005, net cash and cash equivalents decreased by $908,784.

At September 30, 2005, we had net accounts receivable of $21,826 as compared to $52,841 at March 31, 2005. The decrease in receivables can be attributed to the Company's policy to grant payment upon receipt terms to our customers. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

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

As of September 30, 2005, our contractual obligations and commercial commitments are summarized below:

                                                            Cash Contractual Obligations by Period
                                                                    Less than 1
                                                   Total               year              1-2 years        2-3 years
-----------------------------------------------------------------------------------------------------------------------
15% Unsecured Notes(1)                         $ 1,060,419         $ 1,060,419                  --                   --

12% Subordinated Promissory Notes (2)            1,060,000           1,060,000                  --                   --

Operating Leases (3)                                27,873              27,873                  --                   --
-----------------------------------------------------------------------------------------------------------------------
Total Cash Obligations                         $ 2,148,292         $ 2,148,292           $      --                $  --
=======================================================================================================================

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the fiscal year ended and at September 30, 2005 had an accumulated deficit of $73,022,753 million. We had losses of approximately $3.7 million, $3.5 million and $6.7 million in fiscal 2005, 2004 and 2003, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We May Need to Obtain Additional Financing to Continue Operating our Business. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

      o     Finance working capital requirements
      o Pay for increased operating expenses or shortfalls in anticipated revenues
      o     Fund increases in research and development costs
      o     Develop new technology,products or services
      o     Respond to competitive pressures
      o     Support strategic and industry relationships
      o     Fund the production and marketing of our products and services

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on one supplier for manufacturing our in-flight entertainment ("IFE") and MedeViewer products. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Because Some of Our Management are Part-Time and Have Certain Conflicts of Interest, Our Business Could Be Harmed. Our Senior Vice President, Robert Putnam, also heads investor relations for American Technology Corporation. As a result of his involvement with American Technology Corporation, Mr. Putnam has in the past, and is expected in the future to devote a substantial portion of his time to other endeavors and only part-time services to e.Digital. Certain conflicts of interest now exist and will continue to exist between e.Digital and Mr. Putnam due to the fact that he has other employment or business interests to which he devotes some attention and he is expected to continue to do so. It is conceivable that the respective areas of interest of e.Digital and American Technology Corporation could overlap or conflict.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including Alex Diaz., our principal executive officer, and Robert Putnam, our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon the identification of the material weakness discussed below related to direct customer shipments by vendors our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005 at a reasonable assurance level.

Identification of Material Weakness and Remedial Measures

In connection with the closing of our general ledger and the preparation of our Form 10-Q for the quarter ended December 31, 2005 we determined that our consolidated financial statements included in the Quarterly Report for the quarterly period ended September 30, 2005 reflected an error made in accruing liabilities for direct shipments of product to a customer. Management has determined that the error was the result of a control deficiency with the Company's procedures in correctly reconciling customer prepayments, customer invoices, inventory, cost of sales and accrued liabilities. Management believes this control deficiency constituted a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In response to this error, we have restated our consolidated financial statements for the quarterly period ended September 30, 2005. As a result of this finding, our Audit Committee has authorized and directed management to implement actions to address this deficiency and to enhance the reliability and effectiveness of our control procedures. As a result, we have established a policy for accounting staff to follow to make sure the proper reconciliations of accounts is completed each reporting period and that vendor payables and accruals are properly matched and recorded with direct customer shipments.

Changes in Internal Control over Financial Reporting

Other than as summarized above there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) NONE
(b) NONE
(c) NONE

Item 3. Defaults Upon Senior Securities
NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Company'sAnnual Meeting of Stockholders held on August 4, 2005, the following individuals, all of the members of the Board of Directors were elected: Atul Anandpura, Robert Putnam, Allen Cocumelli, Alex Diaz and Renee Warden For each elected director, the results of the voting were:

                       Affirmative Votes      Votes Withheld
                       -------------------------------------
Atul Anandpura           161,834,981            3,150,143
Robert Putnam            161,901,418            3,893,706
Allen Cocumelli          161,366,129            3,618,995
Alex Diaz                161,362,598            3,622,526
Renee Warden             156,927,071            8,058,053

      Our stockholders also voted to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000 to 300,000. The results of the voting on this proposal were:

Affirmative Votes     Negative Votes       Abstentions         Broker Non-Votes
--------------------------------------------------------------------------------
 159,582,273            5,146,620             256,231                 -0-

The foregoing proposal was approved and accordingly ratified.

         Our stockholders also voted to approve the 2005 Equity-Based Compensation Plan. The results of the voting on this proposal were:

Affirmative Votes    Negative Votes       Abstentions          Broker Non-Votes
--------------------------------------------------------------------------------
 35,385,374           10,740,172             581,614                 -0-


The foregoing proposal was approved.

      Our stockholders also voted to ratify Singer, Lewak, Greenbaum & Goldstein, LLP as the Company's independent auditors for the fiscal year ending March 31, 2006. The results of the voting on this proposal were:

Affirmative Votes    Negative Votes       Abstentions          Broker Non-Votes
--------------------------------------------------------------------------------
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

                                          e.DIGITAL CORPORATION

Date:    February 14, 2006                      By: /s/ ROBERT PUTNAM
                                                    ----------------------------
                                                    Robert Putnam, Interim Chief
                                                    Accounting Officer
                                                   (Principal Accounting and
                                                    Financial Officer
                                                    and duly authorized to sign
                                                    on behalf of the Registrant)