Form 10-Q
period 2005-12-31
E DIGITAL CORP
filed 2006-02-14
CIK 886328

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

                For the quarterly period ended December 31, 2005

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

                                 (858) 679-1504
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $0.001                            175,260,876
------------------------------                            -----------
            (Class)                            (Outstanding at January 28, 2006)

================================================================================
e.Digital Corporation

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements (unaudited):

               Consolidated Balance Sheets as of December 31, 2005 and
               and March 31, 2005                                              3

               Consolidated Statements of Operations for the three and nine
               months ended December 31, 2005 and 2004                         4

               Consolidated Statements of Cash Flows for the three and nine
               months ended December 31, 2005 and 2004                         5

               Notes to Interim Consolidated Financial Statements              6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      12

      Item 3.  Quantitative and Qualitative Disclosure about Market Risk      17

      Item 4. Controls and Procedures                                         17


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                              18
      Item 1A. Risk Factors                                                   18
      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    19
      Item 3.  Defaults Upon Senior Securities                                19
      Item 4.  Submission of Matters to a Vote of Security Holders            19
      Item 5.  Other Information                                              19
      Item 6.  Exhibits and Reports on Form 8-K                               19


SIGNATURES                                                                    20

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31, 2005       March 31, 2005
                                                                                                 (Unaudited)
                                                                                            $                    $
                                                                                  -------------------------------------------
ASSETS
Current
Cash and cash equivalents                                                                       159,125            1,289,253
Accounts receivable, trade                                                                        8,294               52,841
Deposits and prepaid expenses                                                                   412,772              505,353
                                                                                  -------------------------------------------
Total current assets                                                                            580,191            1,847,447
                                                                                  -------------------------------------------
Property and equipment, net of accumulated depreciation of
   $577,102 and $529,772 , respectively                                                          78,672              126,002
                                                                                  -------------------------------------------
    Total assets                                                                                658,863            1,973,449
                                                                                  ===========================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade                                                                         522,486              521,347
Other accounts payable and accrued liabilities                                                   33,295               83,295
Accrued lease liability                                                                         515,000              515,000
Accrued employee benefits                                                                       132,763              134,442
Dividends                                                                                       441,492              352,044
Deferred revenue                                                                                 28,828               46,888
Customer deposits                                                                               557,875              707,250
Convertible subordinated promissory notes, less $0 and $58,045 for amortization
   of warrant, respectively                                                                   1,350,000              941,955
Unsecured promissory notes, short term                                                          993,466               35,000
                                                                                  -------------------------------------------
    Total current liabilities                                                                 4,575,205            3,337,221
                                                                                  -------------------------------------------
Deferred revenue                                                                                     --                6,942
Unsecured promissory note                                                                            --              889,855
                                                                                  -------------------------------------------
    Total liabilities                                                                         4,575,205            4,234,018
                                                                                  -------------------------------------------
Commitments and Contingencies

Stockholders' deficit
Preferred stock, $10.00 stated value; 5,000,000 shares authorized Series D
  Convertible Preferred stock 250,000 shares designated:110,000 and 125,000 issued and outstanding, respectively. Liquidation preference
   of $1,502,233 and $1,465,100, respectively                                                 1,100,000            1,150,000
  Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
    4,330 and 18,500 issued and outstanding, respectively. Liquidation preference
   of $472,259 and $1,286,944 respectively                                                      433,000            1,250,000
Common stock, $0.001 par value, authorized 200,000,000,
   175,260,876 and 170,493,385 shares outstanding, respectively                                 175,261              170,494
Additional paid-in capital                                                                   68,496,127           67,475,009
Dividends                                                                                      (441,492)            (352,044)
Accumulated deficit                                                                         (73,679,239)         (71,954,029)
                                                                                  -------------------------------------------
Total stockholders' deficit                                                                  (3,916,342)          (2,260,569)
                                                                                  -------------------------------------------

Total liabilities and stockholders' deficit                                                     658,863            1,973,449
                                                                                  ===========================================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the three months ended          For the nine months ended
                                                                    December 31,                        December 31,
                                                                 2005            2004                 2005           2004
                                                                   $               $                   $               $
                                                          --------------------------------    -------------------------------
Revenues:
   Products                                                       106,362       1,391,646           3,056,111      3,406,881
   Services                                                         8,334          27,282              46,933        133,695
                                                          --------------------------------    -------------------------------
                                                                  114,696       1,418,928           3,103,044      3,540,576
                                                          --------------------------------    -------------------------------

Cost of revenues:
   Products                                                       105,550         969,896           2,506,450      2,601,452
   Services                                                            --          10,796               4,875         65,213
                                                          --------------------------------    -------------------------------
                                                                  105,550         980,692           2,511,325      2,666,665
                                                          --------------------------------    -------------------------------
Gross profit                                                        9,146         438,236             591,719        873,911
                                                          --------------------------------    -------------------------------

Operating expenses:
   Selling and administrative                                     205,383         447,525             940,767      1,192,441
   Research and related expenditures                              318,358         339,163             968,602      1,128,315
                                                          --------------------------------    -------------------------------
          Total operating expenses                                523,741         786,688           1,909,369      2,320,756
                                                          --------------------------------    -------------------------------

Operating loss                                                   (514,594)       (348,452)         (1,317,650)    (1,446,845)
                                                          --------------------------------    -------------------------------

Other income (expense):
   Interest income                                                    317              --               7,764             --
   Interest expense                                              (141,909)       (116,255)           (374,901)      (262,948)
   Other                                                             (300)             --              (1,600)        (1,650)
                                                          --------------------------------    -------------------------------
          Other income (expense)                                 (141,892)       (116,255)           (368,737)      (264,598)
                                                          --------------------------------    -------------------------------

Loss and comprehensive loss for the period                       (656,486)       (464,707)         (1,686,387)    (1,711,443)
Imputed deemed dividends on Series EE Preferred Stock                  --        (469,664)                 --       (469,664)
Accrued dividends on the Series D and EE Preferred stock          (42,586)        (62,861)           (128,271)      (147,516)
                                                          --------------------------------    -------------------------------
Loss attributable to common stockholders                         (699,072)       (997,232)         (1,814,658)    (2,328,623)
                                                          ================================    ===============================
Loss per common share - basic and diluted                           (0.00)          (0.01)              (0.01)         (0.01)
                                                          ================================    ===============================

Weighted average common shares outstanding                    175,260,876     165,923,241         175,192,603    164,249,475
                                                          ================================    ===============================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                For the nine months ended
                                                                                     December 31, 2005
                                                                                  2005                2004
OPERATING ACTIVITIES                                                               $                   $
                                                                          -------------------  -----------------
Loss for the period                                                               (1,686,387)        (1,711,443)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                                    47,330             35,695
     Accrued interest and accretion relating to secured promissory notes              84,375             84,375
     Amortization of interest on warrants issued in connection with the
         12% convertible subordinated promissory notes                               178,106            116,092
     Stock issued to vendor                                                               --             11,729
     Gain on settlement of accounts payable debt                                     (84,270)                --
Changes in assets and liabilities:
     Accounts receivable, trade                                                       44,547              5,766
     Inventory                                                                            --              5,009
     Prepaid expenses and other                                                       92,581           (679,344)
     Accounts payable, trade                                                          85,410             15,548
     Other accounts payable and accrued liabilities                                  (50,000)           (12,565)
     Customer deposits                                                              (149,375)           967,300
     Accrued employee benefits                                                        (1,679)           (29,811)
     Deferred revenue                                                                (25,002)           (54,279)
                                                                          -------------------  -----------------
Cash (used in) operating activities                                               (1,464,364)        (1,245,928)
                                                                          -------------------  -----------------
INVESTING ACTIVITIES
Purchase of property and equipment                                                        --            (13,458)
                                                                          -------------------  -----------------
Cash (used in) investing activities                                                       --            (13,458)
                                                                          -------------------  -----------------
FINANCING ACTIVITIES
Proceeds from 12% Convertible Subordinated Promissory Notes                          350,000          1,000,000
Proceeds from issuance of Series EE Preferred Stock                                       --          1,850,000
Payment for private placement fee in connection with the
Series EE Preferred Stock                                                                 --           (129,500)
Payment on 15% Unsecured Note                                                        (15,764)                --
Proceeds from exercise of stock options                                                   --              4,650
                                                                          -------------------  -----------------
Cash (used in) provided by financing activities                                      334,236          2,725,150

                                                                          -------------------  -----------------
Net increase (decrease) in cash and cash equivalents                              (1,130,128)           (48,780)
                                                                          -------------------  -----------------
Cash and cash equivalents, beginning of period                                     1,289,253            467,954
                                                                          -------------------  -----------------
Cash and cash equivalents, end of period                                             159,125            419,174
                                                                          ===================  =================
Supplemental disclosures of cash information:
  Cash paid during the period for:
   Interest                                                                          112,424             31,147
Supplemental schedule of noncash investing and financing activities:
Deemed dividends on Series D, E and EE Preferred Stock                               128,271            147,516
Conversion of Series D Preferred Stock                                                50,000            200,000
Conversion of Series E Preferred Stock                                                    --            365,000
Conversion of Series EE Preferred Stock                                              817,000                 --
Conversion of dividends on Series D and E Preferred Stock to equity                   38,823             73,956
Warrants exercised and applied to reduction to promissory note interest                   --              6,650

See notes to interim consolidated financial statements

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2005

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

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $73,679,239 December 31, 2005. At December 31, 2005, the Company had a working capital deficiency of $3,995,013. Substantial portions of the losses are attributable to marketing costs of the Company's new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

2.    LOSS PER SHARE

Stock options, warrants, convertible notes and preferred stock exercisable into 29,201,492 shares of common stock were outstanding as at December 31, 2005. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss available to common stockholders ("Commons Stockholders") was increased during the nine months ended December 31, 2005 and 2004 by accrued dividends of $128,271 and $147,516, respectively. The loss available to Common Stockholders is computed as follows:

                                               For the three months ended     For the nine months ended
                                                        December 31,                  December 31,
                                                    2005           2004          2005            2004
--------------------------------------------------------------------------------------------------------
Net loss                                       $  (656,486)   $  (464,707)   $(1,686,387)   $(1,711,443)
Dividends on Series D and EE preferred stock       (42,586)       (62,861)      (128,271)      (147,516)
Imputed deemed dividends on Series EE
preferred stock                                         --       (469,664)            --       (469,664)
--------------------------------------------------------------------------------------------------------
Loss available to Common Stockholders          $  (699,072)   $  (997,232)   $(1,814,658)   $(2,328,623)
--------------------------------------------------------------------------------------------------------

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2005

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

During the nine months ended December 31, 2005, 1,500,000 options were granted by the Company, and as of December 31, 2005, an aggregate of 5,504,999 options to purchase shares of the Company's common stock were outstanding pursuant to the 1994 Stock Option Plan and 1,500,000 options to purchase shares of the Company's common stock were outstanding under the 2005 Equity-Based Compensation Plan. The fair value of vested options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include a dividend yield of 0%; expected volatility of 74.55% a risk free interest rate of 3.88% and an expected life of 2.5 years. The following table summarizes the weighted average fair value of the stock options granted during the periods:

--------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended December 31,   Nine Months Ended December 31,
                                                               2005            2004              2005             2004
--------------------------------------------------------------------------------------------------------------------------
Net loss as reported                                      $    (656,486)   $    (464,707)   $  (1,686,387)   $  (1,711,443)
Add: Total stock-based employee compensation recorded                --               --               --               --
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards          21,199               --           98,346          132,220
--------------------------------------------------------------------------------------------------------------------------
Pro forma net loss                                        $    (677,685)   $    (464,707)   $  (1,784,733)   $  (1,843,663)
--------------------------------------------------------------------------------------------------------------------------
Earnings per share:
   Basic and Diluted - as reported                        $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
   Basic and Diluted - pro forma                          $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)

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

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share Based Payment". This statement replaces SFAS 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS No 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No. 123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2005

by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to allow new awards granted during the fiscal year beginning after December 15. 2005 and to previous awards that are modified or cancelled after such date. We have not yet fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." FASB Statement of Accounting Standards (SFAS) 154 establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. Management does not expect adoption of SFAS No. 154 to have a material impact on the Company's financial statements.

5.    PROMISSORY NOTES

                                               December 31, 2005    March 31, 2005
----------------------------------------------------------------------------------
15% Unsecured Promissory Notes                 $         880,966    $      900,000
12% Convertible Subordinated Promissory Note           1,350,000         1,000,000
Accrued interest on notes                                112,500            24,855
Less unamortized discount                                     --           (58,045)
Less current portion                                  (2,343,446)         (976,955)
----------------------------------------------------------------------------------
Long term                                      $              --    $      889,855
----------------------------------------------------------------------------------

15% Unsecured Promissory Note
On December 11, 2002, the Company issued a 15% Unsecured Promissory Note ("15% Unsecured Note") for cash proceeds of $750,000 from an unrelated corporation. On January 31, 2005, the 15% Unsecured Note was amended to extend the maturity date to September 30, 2006 when principal and interest will be payable. Accrued interest on the note at December 31, 2005 was $158,500. On January 31, 2005, the Company paid cash interest of $8,500 and issued to the noteholder a secondary 15% Unsecured Promissory Note ("15% Note") for accrued interest of $150,000. The 15% Note will also mature on September 30, 2006. Principal and interest on the 15% Note is payable in monthly installments of $3,500 with the balance due at maturity

12% Convertible Subordinated Promissory Notes
In June and July 2004, the Company sold $1,000,000 of Unsecured 12% Convertible Subordinated Promissory Notes due July 1, 2005 ("12% CSP Notes"). The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable until December 31, 2007 (collectively, the "Warrants"). The estimated fair market value of these warrants at issuance was $ 232,186 and was recorded as a deferred financing charge related to the 12% CSP Notes as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge was amortized over the original term of the 12% CSP Notes. On June 30, 2005, the 12% CSP Notes and Warrants were modified by extending the maturity date of the CSP Notes from July 1, 2005 to December 31, 2005 and by reducing the purchase price of each warrant share purchasable under the Warrant from $0.25 to $0.19. Due to the modification of these Warrants, the Company recorded additional debt discount of $120,062 on the 12% CSP Notes.

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2005

In October 2005, the 12% CSP Notes were modified by extending the maturity date to December 31, 2006 and to increase the maximum allowable note amount from $1,000,000 to $1,500,000. As of December 31, 2005, $350,000 of additional notes were sold. Noteholders acquiring 12% CSP Notes on or after October 26, 2005 are entitled to receive a royalty equal to (i) the principal of the 12% CSP Note purchased divided by (ii) $500,000 (or the aggregate principal of the additional 12% CSP Notes sold) (the "Additional Notes") multiplied by (iii) Twenty Dollars ($20.00) for each entertainment device sold during the calendar years of 2006, 2007 and 2008. The outstanding 12% CSP Notes were also amended such that the principal amount is convertible at $0.19 per common share, subject to antidilution adjustments if the Company makes certain issuances of stock at a lower price.

6.    STOCKHOLDERS' EQUITY
The following table summarizes stockholders' equity transactions during the nine-month period ended December 31, 2005:

                                            Preferred Stock                    Common Stock
                                        Shares         Amounts            Shares          Amounts
----------------------------------------------------------------------------------------------------
Balance, March 31, 2005                 127,500    $    2,400,000       170,493,385   $      170,494
Shares issued on conversion of
Series D Preferred Stock                 (5,000)          (50,000)          335,702              335
Shares issued on conversion of
Series EE Preferred Stock                (8,170)         (817,000)        4,431,789            4,432
Accrued dividends on Series D
Preferred Stock                              --                --                --               --
Accrued dividends on Series EE
Preferred Stock                              --                --                --               --
Discount on 12%
Convertible
Subordinated Promissory Notes                --                --                --               --
Loss for the period                          --                --                --               --
----------------------------------------------------------------------------------------------------
Balance, December 31, 2005              114,330    $    1,533,000       175,260,876   $      175,261
----------------------------------------------------------------------------------------------------

                                          Additional                        Accumulated
                                        Paid-in Capital     Dividends         Deficit
-----------------------------------------------------------------------------------------
Balance, March 31, 2005                 $   67,475,009   $     (352,044)   $  (71,954,029)
Shares issued on conversion of
Series D Preferred Stock                        63,448           13,783           (13,783)
Shares issued on conversion of
Series EE Preferred Stock                      837,608           25,040           (25,040)
Accrued dividends on Series D
Preferred Stock                                     --         (101,236)               --
Accrued dividends on Series EE
Preferred Stock                                     --          (27,035)               --
Discount on 12%
Convertible
Subordinated Promissory Notes                  120,062               --                --
Loss for the period                                 --               --        (1,686,387)
-----------------------------------------------------------------------------------------
Balance, December 31, 2005              $   68,496,127   $     (441,492)   $  (73,679,239)
-----------------------------------------------------------------------------------------

7.    WARRANTS AND OPTIONS
At December 31, 2005 warrants were outstanding and exercisable into the following shares of common stock:

                        Number of        Exercise Price
Description         Common Shares            Per Share $        Expiration Date
--------------------------------------------------------------------------------
Warrant(1)                112,500                   0.19      September 30, 2006
Warrant(1)              2,000,000                   0.19           June 30, 2007
Warrant                 4,070,000                   0.50       November 30, 2007
--------------------------------------------------------------------------------
Total                   6,182,500
--------------------------------------------------------------------------------

(1) The warrants are subject to certain adjustments if the Company issues shares lower than $0.19.

The following table summarizes stock option activity for the period:

                                                                Weighted average
                                                Shares           exercise price
                                                   #                    $
--------------------------------------------------------------------------------
Outstanding March 31, 2005                   6,656,665               0.3721
Granted                                      1,500,000               0.0900
Canceled/expired                            (1,151,666)              0.4515
Exercised                                            -                    -
--------------------------------------------------------------------------------
Outstanding December 31, 2005                7,004,999               0.2788
--------------------------------------------------------------------------------
Exercisable at December 31, 2005             4,459,166               0.3698
--------------------------------------------------------------------------------

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2005

Options outstanding are exercisable at prices ranging from $0.09 to $2.25 and expire over the period from 2006 to 2010 with an average life of 3.4 years. The 1994 Stock Option Plan expired on August 15, 2004. On August 4, 2005 the stockholders approved the adoption of the 2005 Equity-Based Compensation Plan for 10,000,000 common shares.

8.    PREFERRED STOCK
Convertible Non-Redeemable Series D
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. The Series D Stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 Subordinated Promissory Notes and $1,050,000 Unsecured Notes. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.19 subject to certain adjustments if the Company issues shares at prices lower than $0.19. As of December 31, 2005 the 110,000 shares of the Series D Stock would have been convertible into 7,906,489 shares common stock. The Series D stock shall be subject to automatic conversion on December 31, 2007.

Convertible Redeemable Series EE
On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the "Series EE Stock") at a per share price of $100 for an aggregate amount of $1,850,000. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the election of the Company. The stated dollar amount of Series EE Stock, is convertible into fully paid and nonassessable shares of common stock at a conversion price $0.25 per share which is fixed for the first 90 days following the original issue date, and commencing 90 days following the original issue date, the conversion price shall equal the lower of (i) $0.25 and (ii) 85% of the average of the volume weighted average price per share of any ten days during the twenty consecutive trading days immediately preceding the conversion date. However, the conversion price shall not be less than $0.19 per share subject to certain adjustments if the Company issues shares at prices lower than $0.19. The Series EE Stock shall be subject to automatic conversion on or about November 30, 2006 subject to certain conditions. The Company also issued to the investors, warrants to purchase 3,700,000 shares of common stock at $0.50 per share until November 30, 2007. In connection with the issuance of the Series EE preferred stock the Company issued 370,000 warrants with an exercise price of $0.50 as a private placement fee. At December 31, 2005, the Series EE Stock was convertible into 2,485,574 shares of common stock.

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

In September 2000, we entered into a three-year sublease agreement, which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31,

                      E.DIGITAL CORPORATION AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2005

2006. In September, we received notification that the property was sold and that the current sublease will not be renewed and terminated on December 31, 2005. As of date of filing the new owners and the Company are working together to relocate to a facility that the new owners also own. The Company anticipates reducing its rent expense.

10.   CREDIT RISK
Amounts owing from three customers comprise of 50%, 21% and 29% and one customer comprise 98% of accounts receivable at December 31, 2005 and 2004, respectively

11.   MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one customer comprised 99% and 98% of revenue for the nine months ended December 31, 2005 and 2004, respectively.

12.   COMPARATIVE FIGURES
Certain of the comparative figures have been restated to conform with the current period's presentation.

13.   INCOME TAX
The Company has U.S. federal net operating loss carryforwards available at March 31, 2005 of approximately $53,300,000 [2004 - $51,000,000] which will begin to expire in 2006. The Company has state net operating loss carryforwards of $16,400,000 [2004 - $16,000,000] which will expire beginning in 2006 The difference between federal and state net operating loss carryforwards is due to the 50% limitation of California loss carryforwards and to expiring California carryforwards.

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

Overview
e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We provide engineering services, product reference designs and technology platforms to customers focusing on the digital video/audio and player/recorder markets. We have innovated a proprietary secure digital video/audio technology platform (DVAP) that can be applied to produce complex consumer electronic products. In 2003 our DVAP was applied to an in-flight Entertainment (IFE) device, the digEplayer(TM), for one customer. To date, we have delivered over 8,000 digEplayers for airline use.

In December 2005 we announced our latest proprietary DVAP device, the eVU(TM) mobile entertainment device. The rugged eVU features sharp images on a 7" high resolution LCD screen, a 40 GB hard drive, high audio fidelity, dual stereo headphone jacks, embedded credit card reader/processor, touch screen capabilities, full feature graphical user interface, patent-pending hardware security technology, and 10 hours of high resolution video playback on a single battery charge. We also have the capability to add features and customize the product for select customers.

While we continue to offer engineering services, product reference designs and technology platforms and we continue to produce the digEplayer for our existing customer, our primary strategy for future quarters is to produce branded eVU devices for customer orders. eVU is targeted at business opportunities for secure hard drive-based closed system video products loaded with desirable movie, television, music, informational, and educational content, rented or provided to customers. We have commenced eVU demonstration deliveries and are preparing pilot trials for select target customers. We are focused on U.S. and international companies in the healthcare, military, and travel and leisure industries who desire to brand and market eVU to consumers at their facilities. We have developed logistic and secure content solutions to enable customers to rapidly deploy, operate and maintain eVUs for target customers. In addition to offering eVUs for sale we expect to provide eVU solutions on a periodic payment program.

Our business and technology is high risk in nature. There can be no assurance we can successfully introduce the eVU to market or produce future revenues from existing or new products or services. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future. However, we believe there is a significant market and business opportunity for a rugged, secure hard drive-based closed system video product loaded with desirable content that is not easily served by existing consumer products. Introduction of this product will require additional financial resources, a sustained marketing and distribution push and strong logistical and content relationships. We are focused on these areas while also containing our operating costs.

Overall Performance
We have incurred significant losses and negative cash flow from operations in each of the last three years and have an accumulated deficit of $73,679,239 at December 31, 2005. At December 31, 2005, we had a working capital deficiency of $3,995,013. We have experienced a substantial reduction in cash that adversely affects our liquidity. Our operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

For the nine months ended December 31, 2005:
o Our revenues were $3,103,044, a 12% decrease from total revenues of $3,540,576 for the first nine months of fiscal 2005. Sales to one customer accounted for 99% of our revenues and our results have been highly dependent on the timing and quantity of digEplayer orders by this customer and its airline customers. At December 31, 2005 we had approximately $1.2 million of orders in production for this customer expected to ship during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. There can be no assurance of future orders from this customer and cancellations or delays of existing orders could have a material impact on our operations.
o We recorded a gross profit of $591,719 compared to a gross profit of $873,911 for the first nine months of fiscal 2005. Gross profit decreased due to the mix of devices, batteries and other accessories and the lower sales volume.
o Operating expenses were $1,909,369 a decrease from $2,320,756 for the nine months of fiscal 2005 due primarily to reduced personnel and legal costs in the current period.
o Other income and expenses were a net $368,737 consisting primarily of interest expense of $374,901 including non-cash interest of $178,107 related to amortization of warrants issued with debt.
o Our net loss decreased to $1,686,387 from $1,711,443 for the prior years first nine months and the net loss available to Common Stockholders after non-cash deemed and imputed dividends on preferred stock decreased to $1,814,658 from $2,328,623 for the prior comparable period.

Our monthly cash operating costs have been on average $180,000 and $215,000 per month for the periods ending December 31, 2005 and 2004, respectively. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. The introduction of the eVU will also require additional expenditures, the amount and timing not currently estimable by management. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business. See Part II, Item 1A (Risk Factors) below.

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

Results of Operations
Nine months ended December 31, 2005 compared to nine months ended December 31, 2004

For the nine months ended December 31, 2005, we reported total revenues of $3,103,044, a 12% decrease from total revenues of $3,540,576 for the nine months of fiscal 2005. Product revenues for nine months ending December 31, 2005 were $3,056,111, a 10% decrease from product revenues of $3,406,881 for the nine months ending December 31, 2004. At December 31, 2005 we had approximately $1.2 million in orders, for which we have received approximately $550,000 in production payments. The orders are expected to ship during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Service revenues for the first nine months of fiscal 2006 were $46,933 compared to $133,695 for the comparable period of the prior year. The timing and amount of service revenues are dependent upon a limited number of projects. At December 31, 2005 we had $28,828 of deferred revenue from development contracts, which will be recognized based on the terms and conditions of each agreement. We are increasing our focus on internally developed technology to be offered to our customers in order to speed adoption of our technology and enhance our future revenues.

Sales to one customer comprised 99% and 98% of revenue for the nine months ended December 31, 2005 and 2004, respectively. This customer may cease doing business with us at any time and the loss of this customer would negatively impact our results of operations in future periods.

For the nine months ended December 31, 2005, we reported a gross profit of $591,719 compared to a gross profit of $873,911 for the first nine months of fiscal 2005. Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of our engineering support and services. Cost of sales for the nine months ended December 31, 2005 consisted of $2,506,450 of product costs and $4,875 of service costs, consisting primarily of manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the nine months ended December 31, 2004 consisted of $2,601,452 of product costs and $65,213 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Selling, general and administrative expenses include payroll, employee benefits, and other costs associated with finance, customer support functions, facilities and depreciation expenses. Selling, general and administrative costs for the nine months ended December 31, 2005, was $940,767 compared to $1,192,441 for the nine months of fiscal 2005. The $251,674 decrease can be attributed to primarily to a reduction in legal of $198,208. We anticipate quarterly selling and administrative expenses to be constant as we are focused on business customer opportunities.

Research and development expenses include payroll, employee benefits, and other costs associated with product development. Research and development expenses also include third-party development and programming costs. Research and related expenditures for the nine months ended December 31, 2005 were $968,602, as compared to $1,128,315 for the nine months ended December 31, 2004. The decrease of $159,713 can be attributed primarily to a decrease of $124,909 in personnel and related costs, a decrease of $18,500 for engineering materials and supplies.

Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $1,317,650 for the nine months ended December 31, 2005 as compared to an operating loss of $1,446,845 for the nine months ended December 31, 2004. The decrease in operating loss resulted from the decrease of $411,387 in operating expenses offset by a decrease in gross profit of $282,192. We believe, but we cannot guarantee, that our strategy of investing in digital video/audio platform developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the nine months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the first nine months of the current fiscal year of $1,686,387 as compared to a loss of $1,711,443 for the prior year's nine months. For the nine months ended December 31, 2005, we incurred interest expense of $374,901 as compared to $262,948 for the comparable period in the prior year. This included non-cash amortization of debt discount of $178,107 and $0 for the nine months ended December 31, 2005 and 2004, respectively.

The loss available to Common Stockholders for the nine months ended December 31, 2005 and 2004 was $1,814,658 and $2,328,623, respectively. Included in the loss available to Common Stockholders for the nine months ending December 31, 2005 and 2004 are accrued dividends of $128,271 and $147,516 respectively on preferred stock. Also, included in the loss available to Common Stockholders for the nine months ended December 31, 2004 were imputed deemed dividends on the Series EE Preferred Stock of $469,664.

Three months ended December 31, 2005 compared to three months ended December 31, 2004

For the third quarter of fiscal 2006, we reported total revenues of $114,696 a 92% decrease from total revenues of $1,418,928 for the third quarter of fiscal 2005. Product revenues for the quarter ending December 31, 2005 decreased to $106,362 compared to $1,391,646 for the third quarter ending December 31, 2004. The decrease in revenue is attributed to the 2 to 3 month production schedule for in-flight entertainment units. The timing of orders and deliveries has a significant impact on quarterly results. At December 31, 2005 we had approximately $1.2 million in orders, for which we have received approximately $550,000 in production payments. The orders are expected to ship during the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

Service revenues for the third quarter of fiscal 2006 were $8,334 compared to $27,282 for the comparable period of the prior year. The timing and amount of service revenues is dependent upon a limited number of projects. At December 31, 2005, we had $28,828 of deferred revenue from product that has been partially paid by our customer but not yet shipped and development contracts that will be recognized based on the terms and conditions of each agreement.

Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of our engineering support and services. Cost of sales for the three months ended December 31, 2005 consisted of $105,550 of product costs primarily related to spare parts used for the in-flight entertainment units. Cost of sales for the three months ended December 31, 2004 consisted of $969,896 of product costs and $10,796 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Gross profit for the third quarter of fiscal 2006 was $9,146 compared to a gross profit of $438,236 for the third quarter of fiscal 2005. Gross profit as a percent of sales for the third quarter of fiscal 2006 was 8% compared to a gross profit as a percent of sales of 31% for the same period last year. The decrease in gross profit is related to the lower margins on the sale of in-flight entertainment spare parts. At the present time, warranty costs are not significant.

Selling, general and administrative expenses include payroll, employee benefits, and other costs associated with finance, customer support functions, facilities and depreciation expenses. Selling, general and administrative costs for the three months ended December 31, 2005, was $205,383 compared to $447,525 for the third quarter of fiscal 2005. The $242,142 decrease can be attributed to a $41,946 decrease in personnel and related costs, a decrease of $116,718 in legal and other professional services and a current credit for $84,375 in accounts payable from 2002. We anticipate quarterly selling and administrative expenses to be constant as we are focused on business customer opportunities.

Research and development expenses include payroll, employee benefits, and other costs associated with product development. Research and development expenses also include third-party development and programming costs. Research and related expenditures for the three months ended December 31, 2005 were $318,358, as compared to $339,163 for the three months ended December 31, 2004. We anticipate quarterly research and development expenses to be constant as we are focused on business customer opportunities.

We reported an operating loss of $514,594 for the three months ended December 31, 2005, as compared to an operating loss of $348,452 for the three months ended December 31, 2004. The 48% increase in operating loss resulted primarily from the decreased product revenue sales for the period offset by the decrease in total operating expense. We believe, but we can not guarantee, that our strategy of investing in digital video and audio platform developments with supply or royalty provisions will provide positive margins in the future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported interest expense of $141,409 for the three months ended December 31, 2005 versus $116,255 for the prior comparable period. The incurred interest expense can be attributed to the amortization of the warrants issued in connection with the 12% SP Notes of $60,031 and interest paid on the 15% and 12% notes.

We reported a loss for the third quarter of fiscal 2006 of $656,486 as compared to a loss of $464,707 for the prior third quarter of fiscal 2005.

The loss attributable to Common Stockholders for the three months ended December 31, 2005 and 2004 was $699,072 and $997,232, respectively. Included in the loss available to Common Stockholders for the period ending December 31, 2005 were accrued dividends on the preferred stock of $42,586. Included in the loss available to Common Stockholders for the period ending December 31, 2004 were accrued dividends on the preferred stock of $62,861 and imputed deemed dividends on the Series EE Preferred Stock of $469,664.

Liquidity and Capital Resources
At December 31, 2005, we had a working capital deficit of $3,995,013 compared to a working capital deficit of $1,363,772 at March 31, 2005. Cash used in operating activities for the nine month period ended December 31, 2005 was $1,464,363 resulting primarily from the $1,686,387 loss for the period, a decrease of $25,002 in deferred revenue, an increase of $92,581 in prepaid expenses and other, a decrease of $50,000 in other accounts payable, an decrease of $1,679 in accrued employee benefits, and a decrease of $44,547 in accounts receivable and a decrease of $149,375 in customer deposits. During the nine months ended December 31, 2005, the Company purchased no additional property and equipment.

For the nine months ended December 31, 2005, cash provided by financing activities was $334,236 resulting from a $350,000 increase in notes less principal payment on the 15% Unsecured Promissory Note. For the nine months ended December 31, 2005, net cash and cash equivalents decreased by $1,130,127.

At December 31, 2005, we had net accounts receivable of $8,294 as compared to $52,841 at March 31, 2005. The decrease in receivables can be attributed to the Company's policy to grant payment upon receipt terms to our customers. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At December 31, 2005, we had cash and cash equivalents of $159,126. Other than cash and cash equivalents and accounts receivable, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position assuming (a) continuation of existing business customers arrangements, and (b) currently planned expenditures and level of operation, we believe we will require approximately $1,000,000 of additional funds for the next twelve months of operations plus amounts required to make payments on the 15% Unsecured Notes of $750,000 and the 12% Subordinated Promissory Note of $1,350,000. However, actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from eVU(TM) product leases and sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We have forbearance agreements on the $993,466 principal and accrued interest on the 15% Unsecured Note and the timing and schedule of amounts due thereafter are not currently known. Accordingly we need additional equity or debt financing in the next twelve months for working capital and operations and we may need to seek equity or debt financing for payments of the 15% Unsecured Note and 12% Subordinated Notes (or renegotiate terms thereon) and other obligations reflected on our balance sheet.

There can be no guarantee that we will be able to raise additional equity or debt financing and/or renegotiate the terms of debts as they arise. We may also require additional capital to finance future developments and improvements to our technologies or products or develop new technologies and products

Should additional funds not be available, we may be required to curtail or scale back staffing or operations. Failure to obtain additional financings will have a material adverse affect on our Company. Potential sources of such funds include exercise of outstanding warrants and options, or debt financing or additional equity offerings. However, there is no guarantee that warrants and options will be exercised or that debt or equity financing will be available when needed. Any future financing may be dilutive to existing stockholders.

As of December 31, 2005, our contractual obligations and commercial commitments are summarized below:

-----------------------------------------------------------------------------------------
                                        Cash Contractual Obligations by Period
-----------------------------------------------------------------------------------------
                                                    Less than 1
                                             Total         year    1-2 years    2-3 years
-----------------------------------------------------------------------------------------
12% Subordinated Promissory Notes (1)   $1,350,000   $1,350,000           --           --
15% Unsecured Notes(2)                     993,466      993,466           --           --
-----------------------------------------------------------------------------------------
Total Cash Obligations                  $2,343,466   $2,343,466           --   $       --
-----------------------------------------------------------------------------------------

(1) Notes modified to extend maturity date to December 31, 2006 and amended to increase the maximum note amount up to $1,500,000.

(2) Includes two 15% unsecured notes and accrued interest as of December 31, 2005, both notes mature on September 30, 2006

Future Commitments and Financial Resources
We have an accrued lease liability of $515,000 that arose in the normal course of business for equipment delivered to the Company. This amount is approximately ten years old. The accrued lease liability reflects management's best estimate of amounts due for matters in dispute. Settlement of this liability may either be more or less than the amount recorded in the audited consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

In September 2000, we entered into a three-year sublease agreement, which expired on July 31, 2003. From the date of expiration until December 2003, the Company leased the property on a month-to-month basis. On January 1, 2004, the Company amended the lease for approximately 7,750 square feet with an aggregate monthly payment of $9,291 inclusive of utilities and costs expiring on July 31, 2006. In September, we received notification that the property was sold and that the current sublease will not be renewed and terminated on December 31, 2005. As of date of filing the new owners and the Company are working together to relocate to a facility that the new owners also own. The Company anticipates reducing its rent expense.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $159,126 and our debt of $2,343,466, consisting of accrued interest, the 15% Unsecured Note and the 12% Convertible Subordinated Promissory Note. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At December 31, 2005, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

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

Under the supervision and with the participation of our management, including Alex Diaz, our principal executive officer, and Robert Putnam, our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon the identification of the material weakness discussed below related to direct customer shipments by vendors our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005 at a reasonable assurance level.

Identification of Material Weakness and Remedial Measures

In connection with the closing of our general ledger and the preparation of our Form 10-Q for the quarter ended December 31, 2005 we determined that our consolidated financial statements included in the Quarterly Report for the quarterly period ended September 30, 2005 reflected an error made in accruing liabilities for direct shipments of product to a customer. Management has determined that the error was the result of a control deficiency with the Company's procedures in correctly reconciling customer prepayments, customer invoices, inventory, cost of sales and accrued liabilities. Management believes this control deficiency constituted a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In response to this error, we restated our consolidated financial statements for the quarterly period ended December 31, 2005. As a result of this finding, our Audit Committee has authorized and directed management to implement actions to address this deficiency and to enhance the reliability and effectiveness of our control procedures. As a result, we have established a policy for accounting staff to follow to make sure the proper reconciliations of accounts is completed each reporting period and that vendor payables and accruals are properly matched and recorded with direct customer shipments.

Changes in Internal Control over Financial Reporting

Other than as summarized above there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are involved from time to time in routine litigation incidental to the conduct of our business. Except as set forth below, there is currently no material pending legal proceedings to which we are party or to which any of our property is subject.

Item 1.A. Risk Factors
An investment in our company involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in our Annual Report on Form 10-K in evaluating an investment in our company. You should consider these matters in conjunction with the other information included or incorporated by reference in this report. This report contains a number of forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

                                    e.DIGITAL CORPORATION

Date: February 14, 2006                  By: /s/ ROBERT PUTNAM
                                             ---------------------------------
                                             Robert Putnam, Interim Chief
                                             Accounting Officer
                                             (Principal Accounting and Financial
                                             Officer and duly authorized to sign
                                             on behalf of the Registrant)