Form 10-K
period 2006-03-31
E DIGITAL CORP
filed 2006-06-29
CIK 886328

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006
                         Commission file number 0-20734
                              e.Digital Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                         33-0591385
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

                            16770 West Bernardo Drive
                           San Diego, California 92127
                                 (858) 304-3016
          (Address and telephone number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act) Large Accelerated Filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the issuer's Common Stock held by non-affiliates of the registrant on September 30, 2005 was approximately $19,278,696 based on the average of the closing bid and ask price of $0.11 as reported on the NASD's OTC Electronic Bulletin Board system.

As of June 23, 2006 there were 200,431,000 shares of e.Digital Corporation Common Stock, par value $.001, outstanding, 96,000 shares of Series D Preferred Stock, stated value $10.00 per share, outstanding and 2,500 shares of Series EE Preferred Stock, stated value $100.00 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
================================================================================

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

ITEM 1.       Business                                                        4
ITEM 1A.      Risk Factors                                                   12
ITEM 1B.      Unresolved Staff Comments                                      16
ITEM 2.       Properties                                                     17
ITEM 3.       Legal Proceedings                                              17
ITEM 4.       Submission of Matters to a Vote of Security Holders            17

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters       17
ITEM 6.       Selected Consolidated Financial Statements                     18
ITEM 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      19
ITEM 7A.      Quantitative and Qualitative Disclosures about Market Risk     26
ITEM 8.       Financial Statements and Supplementary Data                    26
ITEM 9.       Changes In and Disagreement With Accountants on Accounting
              and Financial Disclosure                                       26
ITEM 9A.      Controls and Procedures                                        26
ITEM 9B.      Other Information                                              27
                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant             27
ITEM 11.      Executive Compensation                                         29
ITEM 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     31
ITEM 13.      Certain Relationships and Related Transactions                 32
ITEM 14.      Principal Accounting Fees and Services                         33

                                     PART IV

ITEM 15.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K                                                       33

              Signatures                                                     39

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

                                     PART I
ITEM 1. BUSINESS

Overview

e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We provide engineering services, product reference designs and technology platforms to customers focusing on the digital video/audio and player/recorder markets. We have innovated a proprietary secure digital video/audio technology platform ("DVAP") that can be applied to produce complex consumer electronic products. In 2003 our DVAP was applied to an in-flight entertainment ("IFE") device, the digEplayer(TM), for one customer. To date, we have delivered over 8,000 digEplayers for airline use.

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

We were incorporated in the Province of British Columbia, Canada as Norris Communications Corp. on February 11, 1988 and on November 22, 1994 changed our domicile to the Yukon Territory, Canada. On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware. On January 13, 1999, stockholders approved a name change to e.Digital Corporation. Our principal executive offices and primary operating facilities are located at 16770 West Bernardo Road, San Diego, California 92127 and our telephone number is (858) 304-3016. Our Internet site is located at www.edigital.com. Information contained in our Internet site is not part of this Annual Report.

Technology and Services

While we continue to offer engineering services, product reference designs and technology platforms, our primary strategy for future quarters is to produce branded eVU devices for customer orders. eVU is targeted at business opportunities for secure hard drive-based closed system video products loaded with desirable movie, television, music, informational, and educational content, rented or provided to customers. We have commenced eVU demonstration deliveries and are preparing pilot trials for select target customers. We are focused on U.S. and international companies in the healthcare, military, and travel and leisure industries who desire to brand and market eVU to consumers at their facilities. We have developed logistic and secure content solutions to enable customers to rapidly deploy, operate and maintain eVUs for target customers. In addition to offering eVUs for sale we expect to provide eVU solutions on a periodic payment program.

Our revenue has been, and is expected to be, derived from a combination of sale of products to customers when we arrange for turnkey production, fees from licensing, engineering services, manufacturing services, warranty services, industrial design services, technical support services and unit royalty payments.

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

MicroOS(TM)

Our proprietary MicroOS(TM) operating system serves as the foundation for our DVAP, digital audio and wireless technology platforms. MicroOS was originally developed by us for use in digital voice recorder technology, but because of its inherent flexibility, has grown and been adapted to support audio and video storage and playback and wireless utilities. MicroOS is compact and dynamic, responding to a variety of user interfaces. MicroOS manages the volume and equalizer functions, the LCD drivers and interfaces, decodes a wide variety of audio and video files, interacts with a variety of digital rights management schemes and supports today's most popular media storage formats including hard disk drives, compact and embedded flash and others.

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

Digital Video/Audio Technology Platform

We have designed and developed a digital dideo/audio technology platform based on our proprietary MicroOS core. Our DVAP accommodates various third party video compression encoded material, proprietary security measures and allows for other customizable options. The DVAP supports screen sizes from 2.5 to 10.4" and is capable of achieving better than DVD quality video. The 7" version was first released in 2003 for use on commercial airline flights as an in flight entertainment (IFE) device.

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

digEcor ((formerly, APS) a division of Wencor West, Inc.) has marketed the digEplayer to airlines worldwide and other companies within the travel and leisure industry. We are actively in pursuit of other companies seeking personal video platforms for their own branding purposes. We believe there are opportunities for new and next generation applications of our DVAP.

Our proprietary DVAP is flexible and we believe we can address markets beyond IFE with products customized for niche customers for travel and leisure, medical, education, government and military use. We modified our DVAP technology to incorporate the latest LCD screen, media storage, video processing, battery and other components to address specific needs of the IFE, medical and travel and leisure segments of the market. The resulting product is our eVU(TM) mobile entertainment device.

Content Protection Technology

We have designed and developed a family of proprietary hardware and software encryption, digital rights management (DRM), key management and data obscuration technology for content protection. This technology has been employed in our prior MP3 player products and in our current DVAP products. Our latest product eVU incorporates an implementation of this family of technology. Elements of this technology have been incorporated into the digEplayer via license and have been tested and approved by major Hollywood movie studios. We currently have a U.S. patent application pending for security technology and a provisional U.S. patent application for our family of security technology.

Wireless Technology

We have experience in developing wireless solutions for business customers and our DVAP has applications for wireless technology. Wireless communications between devices and hosts will benefit consumers' abilities to manage and procure content. We are also integrating 802.11(Wi-Fi) technology as an option for our DVAP. We have a separate Wireless Technology Platform that can also be applied to other electronic products. We expect to support and integrate other, new wireless technologies into our DVAP or our wireless technology platform, including WiMax, UWB (ultra wide band) and others.

Recent Developments

In November 2005, in the normal course of our business, we placed a purchase order for 1,250 digEplayers with a contract manufacturer, Maycom Co., Ltd. ("Maycom"). Maycom was paid progress payments with final payments made in full for the order by e.Digital and directly by our customer, digEcor ("digEcor") in March, 2006.

In March 2006 we announced that we had became aware of information indicating that Maycom may be unwilling or unable to complete the November 2005 purchase order for product intended for delivery to digEcor. In May 2006, we announced that a complaint had been filed against our company and certain of our officers and employees by digEcor in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleges breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor is seeking, among other things, an injunction to prevent us from selling or licensing certain digital rights management technology and "from engaging in any competition with digEcor until after 2009." digEcor is also seeking "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." We believe this action is related to the purchase order we placed in the normal course of our business on November 11, 2005 for 1,250 digEplayers with contract manufacturer, Maycom. Maycom was paid progress payments with final payments made in full for the order by e.Digital and directly by, digEcor in March 2006. Maycom has fulfilled orders for digEplayers since 2003, and has fulfilled orders for other products manufactured for us and our customers since 2000. We expect Maycom to fulfill their obligation under the purchase order and we have initiated legal remedies to compel its performance. We have received recent verbal and written assurances from Maycom that they intend to perform under the purchase order. We believe there are alternative suppliers that may be able to complete the order if Maycom is unable to do so. We are also evaluating if any third parties have interfered with our business relationship with Maycom.

We are unable to determine at this time the impact this complaint and matter may have on our financial position or results of operations if Maycom does not timely fulfill its obligation to us and we are unable to deliver product to our customer, digEcor, in a timely manner. We have not recognized any revenue or costs related to products associated with this order, as we only recognize revenues and associated costs when products are delivered to and accepted by our customer. We had approximately $600,000 in deposits to Maycom as a current asset and approximately $790,000 of deposits from digEcor as a current liability related to the digEplayers associated with this order. Our deposits with Maycom are considered as impaired at March 31, 2006 and we could be obligated to digEcor for their deposits to us if product is not delivered. We intend to seek restitution from Maycom for any damages we may incur from this matter and the digEcor complaint. Maycom is not involved in the design, tooling or production of our proprietary eVU mobile entertainment product.

Industry Background

We design and market digital technology product platforms employing portable storage media, with the major categories being digital video recorder/players, digital music recorder/players and related mobile devices. We also have experience developing digital automotive technology platforms and a wireless technology platforms.

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

     There is also a developing market for streaming delivery of video content on the Internet. Corporations or video production companies may use streaming video to deliver information and entertainment to users. DivXNetworks, Inc., the creator and provider of the DivX video compression format, reports that over 80 million users have downloaded their video playback software. This illustrates the demand for high-quality video in manageable file sizes. The users of DivX compression format have been limited to viewing DivX motion picture content on their computer monitors. We believe there will be growing demand for a system including portable hardware that will allow consumers to select and download movies over the Internet in compressed digital form, then download them to a portable player capable of feeding the video and audio signals through a home entertainment system or built-in viewing screen and speakers.

     We believe there are applications for our DVAP platform and related products in broad aspects of the travel and leisure, medical, education, government and military markets and that these are growing markets.

     In Flight Entertainment

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

     Because the costs to retrofit an aircraft with IFE equipment can be prohibitive, we have developed an alternative portable IFE system. Our portable IFE player, based upon our DVAP, is smaller than a typical laptop computer and has a high-quality color screen and stereo headphones. Although passengers may rent or purchase portable DVD players from outside entities, we created the first portable video players rented to passengers by airlines. We believe this type of system is attractive to airlines and other travel-related entities because of its revenue potential, variety of content, and inexpensive implementation.

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

     Our MicroOS operating system for storage management and experience in a variety of portable products are key factors in marketing our services and solutions to business customers. We also believe we have an import portfolio of patents for licensing related to the portable storage market.

Our Business Strategy

We are currently focusing development, sales, marketing, and support efforts chiefly on platform and product development opportunities for customers in the portable digital entertainment device markets. Our objective is to have our DVAP products play a major role in the IFE and other related markets.

In addition to offering our eVU product and custom variations of this DVAP product to customers, we also are available to provide customers a total solution from product design through development, manufacturing, delivery, and support. We actively seek licensing, private label, and business customer opportunities in the digital video and audio processing markets. Our efforts include:

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

      3. Expanding the technology base through continued enhancements of our technologies and application - We develop in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more business customers. Our engineering team continues to enhance and update MicroOS(TM) and related technology. We also devote resources to expanding our technology to new applications. In addition to supporting music, voice, and video processing, we believe our technology may have applications in a wide range of products.

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

We expect our revenues in fiscal 2007 to come primarily from new customers of our eVU product. We currently have revenue-producing contracts or revenue-producing licensing and marketing arrangements with the following customers:

     APS/Wencor (now known as digEcor), - We licensed elements of our DVAP technology to digEcor and customized it for use in a branded portable IFE device known as the digEplayer 5500(TM) for Alaska Airlines. This portable IFE product has been marketed and sold to other airlines by digEcor. We have provided product to APS/Wencor pursuant to license and supply agreement. There is no assurance we will obtain any future revenues from APS/Wencor due to the disputes and litigation described elsewhere herein. See Item 1. Business - "Recent Developments."

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

Manufacturing and Distribution

We have nonexclusive relationships with manufacturers with facilities in Asia and the United States. These manufacturers either have performed in the past or are qualified to perform manufacturing, assembly, and related services for our customers and licensees. We have expertise in developing, performing and overseeing manufacturing processes. We offer technology transfer, manufacturing supervision, documentation, and quality control services to our customers.

We purchase our primary components from two manufacturers accounting for 74% and 13% of total purchases for fiscal year 2006. For fiscal 2005 one manufacturer accounted for 92% of total purchases and for fiscal 2004 purchases from two manufacturers accounted for 19% and 14%. These manufacturers purchase major electronic components from a limited number of suppliers.

In November 2005, in the normal course of our business, we placed a purchase order for 1,250 digEplayers with our contract manufacturer, Maycom. Maycom was paid progress payments with final payments made in full for the order by e.Digital and directly by our customer, digEcor in March, 2006. In March 2006 we announced that we had became aware of information indicating that Maycom may be unwilling or unable to complete the November 2005 purchase order for product intended for delivery to digEcor. We are working to resolve this material supply interruption and the significant impact it has on our operations. See discussions related to this issue and digEcor elsewhere in this Annual Report. See Item 1. Business - "Recent Developments."

We have developed a domestic manufacturing source for our eVU product and believe we can deliver product timely to future customers. The loss of a manufacturer or the disruption in supply from the manufacturer or in the supply of components by their suppliers has had and could have in the future a material adverse effect on our financial condition, results of operations and cash flows.

Marketing and Sales

Business customers' technology marketing and sales are performed internally, primarily by our Vice President of Business Development and our President/Chief Technical Officer and various technical personnel who are involved in the sales process. Targeted customers include digital video device developers and users, major electronic product manufacturers, PC manufacturers and automotive audio/video manufacturers.

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

Sales to one major customer comprised approximately 94% of revenues in fiscal year 2006 [2005- one customer comprised 96%] and [2004 - three customers comprised 36%, 26% and 11%]. Historically, our revenues have relied on a few major customers. There is no assurance we will obtain any revenues from this customer in fiscal 2007. The loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.

Our backlog fluctuates due to the timing of large orders and other factors. Our products are manufactured with lead times of generally less than three months. Our backlog at March 31, 2006 was nil (excluding the uncompleted digeCor order described herein), at March 31, 2005 was $0.6 million and 2004 was nil. Accordingly, the amount of order backlog does not indicate future sales trends.

Research and Development Costs

For the years ended March 31, 2006, 2005 and 2004, we spent $1,337,568, $1,515,238 and $1,531,177, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities. In fiscal 2006, 2005 and 2004, approximately nil, $122,613 and $292,607 of total research and development revenue was recognized from the company's research and development contracts. The related costs were included in cost of services.

Intellectual Property

We have five issued U.S. patents covering our MicroOS file management software and certain technology related to portable digital devices incorporating flash memory. Our software is also protected by copyrights. We rely primarily on a combination of patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect our proprietary rights.

We have designed and developed proprietary hardware encryption technology for content protection. This technology, in various forms, has been used in the digEplayer and eVU products and certain implementations have been tested and approved by major Hollywood movie studios. We currently have a patent application pending with the U.S. Patent Office for this technology.

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

Many large manufacturers currently market various forms of component or handheld digital video players, including Panasonic, Sony, Samsung, Hitachi, RCA, Audiovox, Philips, Daewoo, General Electric, and Toshiba. Other manufacturers may announce products in the future. Although we are early adopters of the DivX video compression technology, there can be no assurance that other manufacturers will not create and introduce competing products also incorporating this or comparable video compression technology.

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

William Blakeley -Mr. Blakeley was appointed President and Chief Technical Officer in November 2005. Mr. Blakeley has served as a Principal Systems Engineer and Manager for Northrop Grumman Radio Systems since August 2002. Mr. Blakeley also served as an independent consultant (program management) for two venture backed start ups from January 2002 until August 2002. He also served as Vice President of Engineering for Aegis Broadband Inc. from January 1999 until January 2002. He has also served as President of SDCOMM Technologies, Inc. from 1997 to 1999. From 1988 to 1997, Mr. Blakeley held various management positions with Scientific Atlanta, Inc. Mr. Blakeley obtained a Bachelor of Science degree in Applied Mathematics from San Diego State University in 1983 and a Master of Science degree in electrical engineering from San Diego State University in 1988.

Robert Putnam - Mr. Putnam was appointed Senior Vice President in April 1993. He was appointed a Director of the company in 1995. In May 2005, Mr. Putnam assumed the additional responsibilities of Interim Chief Accounting Officer and Corporate Secretary. Mr. Putnam served as Secretary of the company from March 1998 until December 2001. He served as a Director of American Technology Corporation ("ATC") from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as Vice President, Investor Relations of ATC. He also served as Secretary/Treasurer of Patriot Scientific from 1989 until December 2000 and was a director from 1989 to March 1998. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

Employees

As of June 16, 2006, we employed approximately fifteen full-time employees and one part-time employee of whom three were in production and testing, eight were in research, development and engineering, three were in sales, general and administrative and two are executive officers. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the company and its employees to be good.

We also engage consultants or lease engineering personnel on a temporary basis from time to time and use other outside consultants for various services.

Available Information

e.Digital Corporation's Internet website address is www.edigital.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our company's website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

ITEM 1A. RISK FACTORS

Cautionary Note on Forward Looking Statements

In addition to the other information in this annual report the factors listed below should be considered in evaluating our business and prospects. This annual report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.
Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the fiscal year ended and March 31, 2006 we had an accumulated deficit of $77.2 million. We had losses of approximately $3.1 million, $2.4 million and $2.5 million in fiscal years 2006, 2005 and 2004, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We Need to Obtain Additional Financing to Continue Operating our Business. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. One customer, APS/Wencor (now known as digEcor), accounted for approximately 94% of revenues for the year ended March 31, 2006. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations. In May 2006, the company and certain of its officers were sued by digEcor. We are unable to determine at this time the impact this litigation and matter may have on our financial position or results of operations. See Item 1. Business - "Recent Developments."

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Has Been and Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on two suppliers for manufacturing our in-flight entertainment, eVU and MedeViewer products. We depend on our contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs,
(ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future. Failure to deliver by one supplier has had a significant impact on our operations. See Item 1. Business - "Recent Developments."

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

Because Some of Our Management are Part-Time and Have Certain Conflicts of Interest, Our Business Could Be Harmed. Our Vice President, Robert Putnam, is also investor relations of American Technology Corporation. As a result of his involvement with American Technology Corporation, Mr. Putnam has in the past, and is expected in the future to devote a substantial portion of his time to other endeavors and only part-time services to e.Digital. Certain conflicts of interest now exist and will continue to exist between e.Digital and Mr. Putnam due to the fact that he has other employment or business interests to which he devotes some attention and he is expected to continue to do so. It is conceivable that the respective areas of interest of e.Digital and American Technology Corporation could overlap or conflict.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. ("NASD"). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from an intra-day low of $0.07 to a high of $0.22 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of investors to sell their securities in the secondary market. The Commission has also adopted regulations which define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In March 2006, we entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet at 16770 West Bernardo Drive, San Diego, California with an aggregate payment of $5,805 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

We believe this facility is adequate to meet our needs for the next twelve months given current plans. However should we expand our operations, we may be required to obtain additional space or alternative space. We believe there is adequate availability of office space in the general vicinity to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

On May 12, 2006, we became aware of a complaint filed on May 4, 2006 against our company and certain of our officers and employees by digEcor in the Third Judicial District Court of Utah, County of Salt Lake. The complaint was sent to our registered agent in Delaware on May 5, 2006 and received by them on May 8, 2006. Our registered agent sent the complaint to our corporate offices by regular mail on May 9, 2006 and we subsequently received the complaint which alleges breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor is seeking, among other things, an injunction to prevent us from selling or licensing certain digital rights management (DRM) technology "to any other party besides digEcor" and "from engaging in any competition with digEcor until after 2009." digEcor is also seeking "actual damages" of $793,750 and "consequential damages . . . not less than an additional $1,000,000." We believe this action is related to the purchase order we placed in the normal course of our business on November 11, 2005 for 1250 digEplayers with our contract manufacturer, Maycom. Maycom was paid progress payments with final payments made in full for the order by e.Digital, and directly by digEcor, in March 2006.

Maycom has fulfilled orders for digEplayers since 2003, and has fulfilled orders for other products manufactured for us and our customers since 2000. On March 20, 2006 we became aware of information indicating that Maycom may be unwilling or unable to complete the purchase order for product intended for delivery to digEcor. We are also aware that an agent of digEcor made an onsite inspection of order progress at Maycom's factory in January 2006 prior to final progress payments being made and that digEcor has had direct verbal and e-mail contact with Maycom.

We expect Maycom to fulfill its obligation under the purchase order and we have initiated legal remedies in Korea to compel its performance. We have received recent verbal and e-mail assurances from Maycom that they intend to perform under the purchase order. We believe there are alternative suppliers that may be able to complete the order if Maycom is unable to do so. We continue to investigate if any third parties have interfered with our business relationship with Maycom.

We are unable to determine at this time the impact this complaint and matter may have on our financial position or results of operations if Maycom does not timely fulfill its obligation to us and we are unable to deliver product to digEcor in a timely manner. We have not recognized any revenue or costs related to products associated with this order, as we only recognize revenues and associated costs when products are delivered to and accepted by our customers. We had approximately $600,000 in deposits to Maycom as a current asset and approximately $790,000 of deposits from digEcor as a current liability related to the digEplayers associated with this order. Our deposits with Maycom are considered impaired at March 31, 2006 and we could be obligated to digEcor for their deposits to us if product is not delivered. We intend to seek restitution from Maycom for any damages we may incur from this matter and the digEcor complaint.

We intend to vigorously defend against the claims made in the complaint. We are also considering other appropriate legal action which may include the filing of a cross complaint.

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

    Fiscal year ended March 31, 2005
             First quarter                         $0.32              $0.22
             Second quarter                        $0.27              $0.16
             Third quarter                         $0.43              $0.19
             Fourth quarter                        $0.34              $0.18

    Fiscal year ended March 31, 2006
             First quarter                         $0.22              $0.15
             Second quarter                        $0.16              $0.10
             Third quarter                         $0.11              $0.07
             Fourth quarter                        $0.17              $0.07

At May 26, 2006 there were 200,431,000 shares of common stock outstanding and approximately 2,893 stockholders of record.

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

Recent Sales of Unregistered Securities

On February 24, 2006, we entered into a Restricted Common Stock Purchase Agreement with a group of twenty-seven accredited investors pursuant to which we issued and sold 18,750,000 shares of our common stock at a purchase price of $0.08 per share, for an aggregate amount of $1,500,000. In connection with such financing, we also issued "A" warrants to purchase 4,687,500 shares of common stock with an exercise price of $0.10 per share, that are exercisable until February 28, 2009, and "B" warrants to purchase 4,687,500 shares of common stock with an exercise price of $0.09 per share, that are exercisable until six months after this registration statement becomes effective. The February 2006 private placement of common stock and warrants triggered anti-dilution provisions of certain of our outstanding securities. The exercise price on warrants exercisable for 4,070,000 shares of common stock adjusted from $0.50 per share to $0.08 per share, the exercise price on warrants exercisable for 2,112,500 shares of common stock adjusted from $0.19 per share to $0.08 per share, the conversion price on $1,500,000 of our 12% Subordinated Promissory Notes adjusted from $0.19 per share to $0.08 per share and the conversion price of the stated value and accumulated dividends on outstanding shares of Series D and Series EE convertible preferred stock adjusted from $0.19 per common share to $0.08 per common share. We had 110,000 shares (stated value of $10 per preferred share) of Series D convertible preferred stock and 4,330 shares (stated value of $100 per preferred share) of Series EE convertible preferred stock outstanding at the time of the antidilution adjustment.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


Statement of Operations Data                     2006        2005        2004         2003        2002
----------------------------                     ----        ----        ----         ----        ----
Revenues                                       $3,250      $4,252      $3,418       $2,597      $2,417
Gross profit (loss)                               114         997         689         (900)       (561)
Operating loss                                 (2,541)     (2,035)     (2,328)      (5,841)     (5,855)
Loss for the year                              (3,107)     (2,417)     (2,516)      (6,666)     (5,793)
Loss attributable to common stockholders       (5,268)     (3,743)     (3,468)      (6,727)     (5,819)
Basic earnings per common share (1)            ($0.03)     ($0.02)     ($0.02)      ($0.05)     ($0.04)
Weighted average number of common and
   common equivalent shares outstanding       177,421     165,525     155,100      140,065     130,783

(1) For information pertaining to the calculation of basic earnings (loss) per common shares, see Note 2 to the Consolidated Financial Statements elsewhere in this report.


Balance Sheet Data                               2006        2005        2004         2003        2002
------------------                               ----        ----        ----         ----        ----
Total current assets                           $1,093      $1,847        $538         $715      $2,213
Total current liabilities                       3,610       3,337       1,634        2,021       4,757
Total assets                                    1,156       1,973         696          895       2,744
Long-term debt, less current maturities            --         897         836          637          --
Series D preferred stock                          960       1,150       1,450        2,050          --
Series E preferred stock                           --          --         862           --          --
Series EE preferred stock                         250       1,250          --           --          --
Stockholders' deficit                          (2,454)     (2,261)     (1,774)      (1,874)     (2,014)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are a holding company that operates through our wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We provide engineering services, product reference designs and technology platforms to customers focusing on the digital video/audio and player/recorder markets. We have innovated a proprietary secure digital video/audio technology platform ("DVAP") that can be applied to produce complex consumer electronic products. In 2003 our DVAP was applied to an in-flight entertainment ("IFE") device, the digEplayer, for one customer. To date, we have delivered over 8,000 digEplayers for airline use.

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

While we continue to offer engineering services, product reference designs and technology platforms, our primary strategy for future quarters is to produce branded eVU devices for customer orders. eVU is targeted at business opportunities for secure hard drive-based closed system video products loaded with desirable movie, television, music, informational, and educational content, rented or provided to customers. We have commenced eVU demonstration deliveries and are preparing pilot trials for select target customers. We are focused on U.S. and international companies in the healthcare, military, and travel and leisure industries who desire to brand and market eVU to consumers at their facilities. We have developed logistic and secure content solutions to enable customers to rapidly deploy, operate and maintain eVUs for target customers. In addition to offering eVUs for sale we expect to provide eVU solutions on a periodic payment program.

We have relationships with manufacturers with facilities in the United States, China and Korea. We have expertise in developing, performing and overseeing manufacturing processes. From time to time, we apply our technology and expertise in providing manufacturing supervision, documentation, and quality control services to products for our business customers.

Services offered include custom hardware, firmware (an instruction set programmed into a chip which determines the product's functionality and user interface), software development, technology platform development, product design, manufacturing services, fulfillment services, warranty services, and licensing of our patented file management system. Our revenues may result from the sale of products, product royalties, fees from engineering services, industrial order fulfillment, technical support services, warranty services and/or design services. In some cases, we rely on outside subcontractors to perform services including manufacturing, testing and certification, industrial design, and assembly.

Overall Performance

We have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current results of operations and liquidity. We incurred significant operating losses and negative cash flow in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $2.5 million, $2.0 million and $2.3 million in fiscal year 2006, 2005 and 2004, respectively, and have an accumulated deficit of $77,172,095 at March 31, 2006. At March 31, 2006, we had a working capital deficit of $2,516,367.

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

            For the year ended March 31, 2006:

      o Our revenues were $3.3 million, a 24% a decrease from total revenues of $4.3 million for fiscal 2005. Sales to one customer accounted for 94% of our revenues and our results have been highly dependent on the timing and quantity of digEplayer orders by this customer and its airline customers. At March 31, 2006 we had approximately $1.2 million of orders in production for this customer but delivery by our contractor is behind schedule and not assured. There can be no assurance of future orders from this customer and cancellations or delays of existing orders could have a material impact on our operations.

      o We recorded a gross profit of $114,000 compared to a gross profit of $997,000 for fiscal 2005. Gross profit decreased due to a $603,750 impairment charge for deposits made to a contract manufacturer that may not be recoverable offset by a $115,139 reduction of previous supplier accruals no longer deemed payable. Gross profit also decreased due to the mix of devices, batteries and other accessories and the lower sales volume.

      o Operating expenses were $2.7 million a decrease from $3.0 million for fiscal 2005 due primarily to reduced personnel and legal costs in the current period.

      o Other income and expenses were a net expense of $565,000 consisting primarily of interest expense of $573,500 including non-cash interest of $301,000 related to amortization of warrants issued with debt.

      o Our net loss increased to $3.1 million from $2.4 million for the prior year ended 2005 and the net loss available to common stockholders after non-cash deemed and imputed dividends on preferred stock increased to $5.3 million from $3.7 million for the year ended March 31, 2005.

Our monthly cash operating costs have been on average $150,000 and $180,000 per month for the periods ending March 31, 2006 and 2005, respectively. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. The introduction of the eVU will also require additional expenditures, the amount and timing not currently estimable by management. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business. See "Risk Factors."

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also review deposits with manufacturers and others for impairment and at March 31, 2006 considered $604,000 of deposits as impaired and recorded a corresponding expense.

We value derivative instruments in accordance with the interpretative guidance of FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and associated pronouncements relate to the classification and measurement of warrants and instruments with embedded conversion features. We must make certain assumptions and estimates to value our derivative liabilities. Factors affecting these liabilities and values include changes in our stock price and other assumptions.

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

Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain indemnification agreements in the normal course of our business. We have no liabilities recorded for such indemnities.

We are currently involved in certain legal proceedings. For any legal proceedings we are involved in, we estimate the range of liability relating to pending litigation, where the amount and range of loss can be estimated. We record our best estimate of a loss when a loss is considered probable. As additional information becomes available, we assess the potential liability related to pending litigation and will revise estimates. At March 31, 2006 we had no litigation loss accrual however we considered $603,750 of deposits to a contract manufacturer as impaired and recorded additional cost of revenue expense related thereto.

We do not have off-balance sheet transactions, arrangements or obligations.

Results of Operations
Year ended March 31, 2006, 2005 and 2004

Revenues:

The following table sets forth selected data from the statement of operations for the Company for the fiscal year ended March 31, 2004, 2005 and 2006, respectively.


                                                                2004 to 2005     2004 to 2005     2005 to 2006     2005 to 2006
                                 2004       2005       2006    variance in $'s  variance in %'s  variance in $'s  variance in %'s
                             ----------------------------------------------------------------------------------------------------
                                                              (in thousands, except percentages)
Net revenue                     $3,418     $4,252     $3,250        $834             24%            ($1,002)          (24%)
Cost of goods sold              $2,728     $3,255     $3,137        $527             19%              ($118)           (4%)

Total Revenues: For the year ended March 31, 2006, we reported total revenue of $3.3 million, a 24% decrease from total revenues of $4.3 million for the comparable year. Product revenue for the year ended March 31, 2006 was $3.2 million, a decrease of 21% from product revenues of $4.0 million for the comparable year. The decrease in product revenue in fiscal year 2006 relates to the delay in production of a 1250 unit digEplayer order. We have $603,750 as a prepayment to a manufacturer for an order of units to be shipped at a time yet to be determined. Based on current conditions of this manufacturer and this order and the potential that the manufacturer will not fulfill its obligation, we have recorded an impairment against the prepayment as additional cost of revenue.

For the year ended March 31, 2005, we reported total revenue of $4.3 million, a 24% increase from total revenues of $3.4 million for fiscal 2004. Product revenue for the year ended March 31, 2005 was $4.0 million, an increase of 49% from product revenues of $2.7 million for fiscal 2004. The increase in product revenues in fiscal year 2005 resulted from the increase in airline orders for the digEplayer through APS/Wencor customers

Service Revenue: Our development arrangements are designed to produce limited current revenues while creating proprietary products to be sold to customers or to be produced under long-term license or royalty arrangements. Service revenues for the year ended March 31, 2006 decreased by 70% to $76,000 from $250,000 for the comparable year. The decrease resulted primarily from our not obtaining additional service contracts or payments on existing agreements.

Service revenues were $250,000 and $731,000 for the fiscal years 2005 and 2004 respectively. The decrease of 66% in service revenues was primarily attributed to the fulfillment of OEM contracts. We had recorded for nonrecurring engineering ("NRE") contracts (contracts involving the payment of one-time engineering fees in association with a particular project an aggregate of unearned revenue $20,000 and $176,000 at March 31, 2006 and 2005 respectively.

Cost of Revenues:

Gross Margin: For the year ended March 31, 2006, we reported a $114,000 or 14% gross profit as compared to a 23% gross profit for the comparable year. For fiscal year 2006, costs of revenues consisted of $2.6 million of product costs and $5,000 of contract service cost consisting primarily from the engineering expenses recognized and being funded in part by our customers. Cost of revenues also included a $603,750 impairment charge for deposits made to a contract manufacturer that may not be recoverable offset by a $115,139 reduction of previous supplier accruals no longer deemed payable for a net of $488,611 that was charged in the last fiscal quarter.



                                                                2004 to 2005     2004 to 2005     2005 to 2006     2005 to 2006
                                 2004       2005       2006    variance in $'s  variance in %'s  variance in $'s  variance in %'s
                             ----------------------------------------------------------------------------------------------------
                                                              (in thousands, except percentages)
Gross profit (loss)              $689       $997       $114          $308             45%            ($883)           (89%)
Gross margin                       20%        23%         4%                           3%                             (19%)

For the year ended March 31, 2005 we reported a $997,000 or 23% gross profit as compared to a gross profit of $689,000 for the year ended March 31, 2004. The increase in the gross profit percentage is due to improved margins on products delivered to customers and termination of our low or negative margin on e.Digital branded products. Gross profit percentage is highly dependent on sales, price, volume, purchasing costs and overhead allocations. Gross margins may vary significantly from period to period.

Operating Expenses:

Total operating expenses (consisting of selling and administrative expenses and research and related expenditures) were $2.7 million, $3.0 million and $3.0 million for fiscal year 2006, 2005 and 2004, respectively.



                                                                2004 to 2005     2004 to 2005     2005 to 2006     2005 to 2006
                                 2004       2005       2006    variance in $'s  variance in %'s  variance in $'s  variance in %'s
                             ----------------------------------------------------------------------------------------------------
                                                              (in thousands, except percentages)
Selling, general  and
administration                  $1,486     $1,517     $1,318        $31               2%            ($199)            (13%)

Selling, General and Administrative: For the year ended March 31, 2006, selling and administrative costs were $1.3 million compared to $1.5 million for the comparable year. The $199,000 decrease in selling and administrative costs resulted from the decrease of $148,000 in personnel and related costs due to the reduction in headcount, a reduction of $161,000 in legal and professional fees offset by an increase of $110,000 relating to the annual shareholders meeting. We anticipate selling and administrative expenses to be constant as we are focused more on business customer opportunities and de-emphasize selling and marketing our branded product.

Selling and administrative costs were $1.5 million for the year ended March 31, 2005 compared to $1.5 million for the comparable year. The $31,000 increase in selling and administrative costs resulted from the increase in legal fees in connection with the Fujitsu Ten arbitration and settlement offset by decreases in facilities expenditures and shareholders' related costs. We anticipate selling and administrative expenses to be constant as we are focused more on business customer opportunities and de-emphasize selling and marketing our branded product.



                                                                2004 to 2005     2004 to 2005     2005 to 2006     2005 to 2006
                                 2004       2005       2006    variance in $'s  variance in %'s  variance in $'s  variance in %'s
                             ----------------------------------------------------------------------------------------------------
                                                              (in thousands, except percentages)
Research and development        $1,531     $1,515     $1,338        ($16)            (1%)           ($177)            (12%)

Research and Development expenses: For the year ended March 31, 2006, research and development expenditures were $1.3 million as compared to year ended March 31, 2005 of $1.5 million. The decrease of $177,000 resulted from a decrease of $121,000 in personnel and related costs due to the reduction in headcount, a decrease of $60,000 in consulting and independent contract labor offset by an increase of $24,000 in materials and supplies associated with the development of the eVU product.

For the year ended March 31, 2005, research and development expenditures were $1.5 million, the same level as the $1.5 million for the year ended March 31, 2004.

Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $2.5 million, $2.0 million, and $2.3 million for the year ended March 31, 2006, 2005 and 2004, respectively. The increase in operating loss in fiscal 2006 compared to fiscal 2005 resulted from the reduced gross margin caused primarily by the impairment of deposits offset in part by reduced overall operating expenses. The decrease in operating loss in fiscal year 2005 compared to fiscal year 2004 resulted from the improved gross margins in combination with comparable operating expenses. We believe, but we cannot guarantee, that our strategy of investing in development of our digital video/audio technology platform with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the year ended March 31, 2006 are not necessarily reflective of operating results for future periods.

We reported interest expense of $574,000, $384,000 and $122,000 for the years ended March 31, 2006, 2005 and 2004, respectively. The interest expense in 2006 consisted of interest on the 12% and 15% Promissory Notes and the non-cash amortization expense associated with warrants and warrant repricing. The interest expense in 2005 consisted of interest on the 12% and 15 % Promissory Notes. The interest expense in 2004 consisted of interest on the 15% Promissory Note.

We reported a loss of $3.1 million, $2.4 million and $2.5 million in fiscal year 2006, 2005 and 2004, respectively.

The net loss available to common stockholders for fiscal year 2006 was increased in computing loss per share by accrued dividends of $162,000 on the Series D and EE stock and $2.0 million in additional expense associated with repricing of conversion prices of the preferred stock resulting from the February 2006 common stock sale. The net loss available to common stockholders for fiscal year 2005 was increased in computing loss per share by accrued dividends of $226,000 on the Series D and EE stock and $1.1 million for the beneficial conversion attributed to the issuance of the Series EE stock.

Liquidity and Capital Resources


                                                    2005 to 2006     2005 to 2006
                                 2005       2006   variance in $'s  variance in %'s
                             ------------------------------------------------------
                      (in thousands, except percentages)
Working capital (deficit)      ($1,490)   ($2,516)   ($1,026)           69%
Cash and cash equivalents       $1,289     $1,059      ($230)          (18%)
Total assets                    $1,973     $1,156      ($817)          (41%)


                                                                2004 to 2005     2004 to 2005     2005 to 2006     2005 to 2006
                                 2004       2005       2006    variance in $'s  variance in %'s  variance in $'s  variance in %'s
                             ----------------------------------------------------------------------------------------------------
 Net cash provided by (used in)                               (in thousands, except percentages)
 Operating activities          ($2,056)   ($1,951)   ($2,327)       $105           (5%)          ($376)          19%
 Investing activities           ($144)     ($16)        $0          $128           (89%)           $16          (100%)
 Financing activities           $2,479     $2,788     $2,097        $309            12%          ($691)         (25%)

At March 31, 2006, we had a working capital deficit of $2.5 million compared to a working capital deficit of $1.5 million for the comparable year. We had $3,000 and $53,000 of working capital invested in accounts receivable at March 31, 2006 and 2005, respectively. We have prepayment terms with our manufacturer and for our customer for the digEplayer product. Our customer is required to pay in advance for production of these units in three (3) installments with the last payment paid at time of shipment. These payments are recorded as a customer deposit until revenue can be recognized. We have the same payment obligation with our manufacturer requiring (3) installment payments of which are recorded as a prepaid until product has been shipped to the customer. These payments are evaluated periodically for impairment. Therefore, the company does not have any accounts receivable or inventory with respect to such product.

For the year ended March 31, 2006, net cash decreased by $230,530. Cash used in operating activities was $2,327,130. The major components using cash were a loss of $3,106,681 reduced by $112,500 of accrued interest and accretion relating to the unsecured promissory note, $63,494 of depreciation and amortization, $300,665 for the amortization of interest on warrants repriced in connection with a restricted common stock sale and a $603,750 impairment charge on a deposit with a supplier. Cash used in operating activities was also impacted by an increase of $23,850 in accrued liabilities, an $86,500 increase in customer deposits and a decrease of $50,171 in accounts receivable. The major changes in assets and liabilities using operating cash was a $130,064 increase for prepaid and deposits, a decrease of $53,830 in deferred revenue, a $17,334 decrease in accrued employee benefits and a decrease of $135,016 in accounts payable.

At March 31, 2006, we had cash on hand of $1,058,723. For the year ended March 31, 2006, cash provided by financing activities was $2,096,600. During the fiscal year ended March 31, 2006, we obtained a total of $1,500,000 from the issuance of common stock, $500,000 from the issuance of 12% Convertible Subordinated Promissory Notes and $118,000 from exercise of warrants. During the fiscal year ended March 31, 2006, we repaid $21,400 of the 15% Unsecured Note.

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2006 assuming (a) continuation of existing business customer arrangement, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.0 million of additional capital resources for the next twelve months plus amounts required to make payments on the 15% Unsecured Notes in the approximate principal amount of $900,000 and 12% Convertible Subordinated Promissory Notes for $1,500,000. In the past we have rescheduled the maturity dates of certain debt obligations but there can be no assurance we will be able to reschedule any debt in the future. Some of these required resources could come from improved operations. However actual results could differ significantly from management plans. The actual future margins to be realized, if any, and the timing of shipments and the realization of royalties are subject to many factors and risks, many outside our control.

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

As of March 31, 2006, our contractual obligations and commercial commitments are summarized below:


                                                           Less than 1
Cash Contractual Obligations by Period       Total             year           1 - 2 years       2 - 3 years      Over 3 years
--------------------------------------       -----          ----------        -----------       -----------      ------------
12% unsecured note                        $1,500,000        $1,500,000        $       --        $       --        $       --
15% unsecured note (1)                     1,015,954           125,329           890,625                --                --
Operating Lease (2)                          381,484            58,056           144,253           153,038            26,137
                                          ----------        ----------        ----------        ----------        ----------
Total cash obligations                    $2,897,438        $1,683,385        $1,034,878        $  153,038        $   26,137
                                          ==========        ==========        ==========        ==========        ==========

      1     Includes two 15% unsecured notes and accrued interest as of March
            31, 2006, both notes mature on June 30, 2006.
      2     Office sublease agreement

Future Commitments and Financial Resources

We have an accrued lease liability of $515,000 that arose in the normal course of business for equipment delivered to the company. This amount is approximately nine years old. The accrued lease liability reflects management's best estimate of amounts due for matters in dispute. Settlement of this liability may either be more or less than the amount recorded in the audited consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

In March 2006, we entered into a new sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet at a new location in the San Diego area with an aggregate payment of $5,805 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

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


                                             6/30/2005        9/30/2005        12/31/2005       3/31/2006        FYE 2006
                                             ---------        ---------        ----------       ---------        --------
Revenues                                   $     998,209    $   1,990,139    $     114,696    $     147,447    $   3,250,491
Gross Profit (Loss)                              170,692          411,881            9,146         (477,748)         113,971
Loss for the period                             (647,276)        (382,625)        (656,486)      (1,420,294)      (3,106,681)
Operating Loss                                  (529,873)        (273,183)        (514,594)      (1,223,806)      (2,541,456)
Loss attributable to common                     (690,376)        (425,210)        (699,072)      (3,453,669)      (5,268,327)
Basic earnings per common share            $          --    $          --    $          --    $       (0.02)   $       (0.03)
Weighted average shares outstanding          175,208,630      175,260,786      175,260,876      184,440,251      177,472,037


                                             6/30/2004        9/30/2004        12/31/2004       3/31/2005        FYE 2005
                                             ---------        ---------        ----------       ---------        --------
Revenues                                   $      93,164    $   2,028,485    $   1,418,928    $     711,810    $   4,252,387
Gross Profit (Loss)                               68,639          367,037          438,236          123,323          997,235
Loss for the period                             (735,482)        (511,404)        (464,558)        (705,370)      (2,416,813)
Operating Loss                                  (704,517)        (393,875)        (348,452)        (588,778)      (2,035,622)
Loss attributable to common                     (782,153)        (547,587)        (997,232)      (1,416,040)      (3,743,012)
Basic earnings per common share            $          --    $          --    $       (0.01)   $       (0.02)   $       (0.02)
Weighted average shares outstanding          162,439,108      154,882,753      165,923,241      165,525,386      165,525,386

Inflation

Inflation has not had any significant impact on our business.

New Accounting Pronouncements

As discussed in the notes to the consolidated financial statements, the implementation of new accounting pronouncements is not expected to have a material effect on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents and our debt of $2,515,954, consisting of accrued interest and the 15% Promissory Notes and 12% Promissory Notes. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At March 31, 2006, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

Foreign Currency Exchange Rate Risk

We invoice our customers in U.S. dollars for all products and purchase our products from our suppliers in U.S. dollars. To date the foreign currency exchange risk has not been material. We have not entered into hedging transactions or activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the company required to be included in this Item 8 are set forth in a separate section of this report and commence on Page F-1 immediately following page 37.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based on that evaluation and remedial measures instituted during the year for the material weakness described below, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2006.

Identification of Material Weakness and Remedial Measures

In connection with the closing of our general ledger and the preparation of our Form 10-Q for the quarter ended December 31, 2005 we determined that our consolidated financial statements included in the Quarterly Report for the quarterly period ended September 30, 2005 reflected an error made in accruing liabilities for direct shipments of product to a customer. Management has determined that the error was the result of a control deficiency with the Company's procedures in correctly reconciling customer prepayments, customer invoices, inventory, cost of sales and accrued liabilities. Management also believed that the lack of a full-time chief accounting officer contributed to this deficiency. Management believes this control deficiency constituted a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In response to this error, we restated our consolidated financial statements for the quarterly period ended December 31, 2005. As a result of this finding, our Audit Committee has authorized and directed management to implement actions to address this deficiency and to enhance the reliability and effectiveness of our control procedures. As a result, we have established a policy for accounting staff to follow to make sure the proper reconciliations of accounts is completed each reporting period and that vendor payables and accruals are properly matched and recorded with direct customer shipments.

Changes in Internal Control over Financial Reporting

Other than as summarized above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS ANDEXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to each director, executive officer and key employee of e.Digital Corporation, as follows:

Name                            Age      Position
----                            ---      --------

Alex Diaz                       41       Chairman of the Board and Director
William Blakeley                50       President and Chief Technical Officer
Robert Putnam                   47       Senior Vice President, Interim Chief
                                           Accounting Officer, Secretary and
                                           Director
Allen Cocumelli                 53       Director
Renee Warden                    42       Director

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

William Blakeley -Mr. Blakely was appointed President and Chief Technical Officer in November 2005. Mr. Blakeley has served as a Principal Systems Engineer and Manager for Northrop Grumman Radio Systems since August 2002. Mr. Blakeley also served as an independent consultant (program management) for two venture backed start ups from January 2002 until August 2002. He also served as Vice President of Engineering for Aegis Broadband Inc. from January 1999 until January 2002. He has also served as President of SDCOMM Technologies, Inc. from 1997 to 1999. From 1988 to 1997, Mr. Blakeley held various management positions with Scientific Atlanta, Inc. Mr. Blakeley obtained a Bachelor of Science degree in Applied Mathematics from San Diego State University in 1983 and a Master of Science degree in electrical engineering from San Diego State University in 1988.

Robert Putnam - Mr. Putnam was appointed Senior Vice President in April 1993. He was appointed a Director of e.Digital Corporation in 1995. In May 2005, Mr. Putnam assumed the additional responsibilities of Interim Chief Accounting Officer and Corporate Secretary. Mr. Putnam served as Secretary of e.Digital Corporation from March 1998 until December 2001. He served as a Director of American Technology Corporation ("ATC") from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as investor relations of ATC. He also served as Secretary/Treasurer of Patriot Scientific from 1989 until December 2000 and was a director from 1989 to March 1998. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

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

Renee Warden - Ms. Warden was appointed to the Board of Directors on August 4, 2005. Ms. Warden has been the Manager of Special Projects for Global Signal Services, LLC based in Florida since June 2006. Previously, Ms. Warden held the position of Vice President and Controller for Kintera, Inc. from May 2005 to June 2006. Prior to joining Kintera, Inc., Ms. Warden was an executive officer of e.Digital Corporation. Ms. Warden joined e.Digital Corporation in 1991 as Accounting Manager. In 1997 Ms. Warden was appointed Controller and Corporate Secretary for e.Digital Corporation and in 2003 was promoted to Chief Accounting Officer and Secretary until May 2005. From 1993 to 2003 Ms. Warden also held the positions of Chief Accounting Officer, Secretary and Director of Human Resources for ATC. Ms. Warden obtained a B.S. degree in business accounting from the University of Phoenix in 1999.

Board of Directors - Overview

The Company's bylaws state that the Board of Directors shall consist of not less than four nor more than seven members. The specific number of Board members within this range is established by the Board of Directors and is currently set at five. The terms of all directors will expire at the next annual meeting of our company's stockholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms. Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between our company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. There are no other persons whose activities are material or are expected to be material to our company's affairs.

The Board of Directors met five times during fiscal 2006 and acted by unanimous written consent four times. During such fiscal year, each Board member attended 100% of the meetings of the Board held during the period for which he was a director.

Board of Directors - Committees

The Company has an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee, currently consisting of Ms. Warden and Messrs. Diaz and Putnam, reviews the audit and control functions of e.Digital Corporation, e.Digital Corporation's accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our company's auditors, the fees and all non-audit services of the independent auditors and the independent auditors' opinion and letter of comment to management and management's response thereto. The Audit Committee was designated on June 7, 2000 and held four meetings during the fiscal year ended March 31, 2006.

Compensation Committee. The Compensation Committee is currently comprised of two non-employee Board members, Allen Cocumelli and Alex Diaz. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company's executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our company's Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2006.

Board of Directors - Audit Committee Financial Expert

The Company has a standing Audit Committee that includes the following three members of the Board of Directors: Renee Warden, Alex Diaz and Robert Putnam. Ms. Warden has been designated as the "Audit Committee Financial Expert," as defined by Regulation S-K, although as a former executive officer of the company she is not or an "independent" director, as defined under the NASDAQ National Stock Market rules and Rule 10A-3 of the Securities Exchange Act of 1934.

Board of Directors - Compensation

Stock Options - Directors have received in the past and may receive in the future stock options pursuant to our company's stock option plans.

Standard Compensation - Our company has no other arrangements to pay any direct or indirect remuneration to any of our directors in their capacity as directors other than in the form of reimbursement of expenses for attending directors' or committee meetings.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth for the years ended March 31, 2006, 2005 and 2004, the cash compensation of Mr. William Blakeley, current President and Chief Technical Officer, Mr. Atul Anandpura,, former President and Chief Executive Officer and Mr. Alfred H. Falk, former President and Chief Executive Officer (collectively, the "Named Executive Officers"). No other persons served as Executive Officer of e.Digital Corporation during the fiscal year ended March 31, 2006 and received total compensation in excess of $100,000.


                           Summary Compensation Table

                                                                                            Long Term
                                                                                           Compensation
                                                                                           ------------
                                      Fiscal         Annual          Compensation             Options          All Other
Name and Principal Position            Year          Salary      Bonus          Other(1)   (# of Shares)      Compensation
---------------------------            ----          -------    -------         -------    -------------      ------------
William Blakeley, President and        2006         $ 42,023    $   -0-         $  -0-       1,750,000                -0-
 Chief Technical Officer               2005         $    -0-    $   -0-         $  -0-             -0-                -0-
                                       2004         $    -0-    $   -0-         $  -0-             -0-                -0-

Atul Anandpura, President and          2006         $ 70,983    $   -0-         $  -0-             -0-                -0-
 Chief Executive Officer(2)            2005         $162,612    $   -0-         $  -0-       1,000,000                -0-
                                       2004         $141,750    $   -0-         $  -0-         350,000                -0-
                                                                      -
Alfred H. Falk, President and          2006         $155,000    $   -0-         $  -0-         750,000                -0-
 Chief Executive Officer(3)            2005         $155,000    $   -0-         $2,215         400,000                -0-
                                       2004         $155,000    $35,000         $9,600         400,000                -0-

(1)   Auto allowance.
(2) Mr. Anandpura resigned as President and Chief Executive Officer and as a director effective October 26, 2005.
(3) Mr. Falk resigned as President and Chief Executive Officer and as a director effective July 1, 2004. Mr. Falk continues to be employed by our company as Vice President of Business Development.

Option Grants

Shown below is further information on grants of stock options to the Named Executive Officers reflected in the Summary Compensation Table shown above.


               Option Grants for Fiscal Year Ended March 31, 2006

                                                                                                  Potential
                                                                                            Realizable Value at
                            Number of     Percent of Total                                     Assumed Annual
                           Securities      Options Granted                                     Rates of Stock
                           Underlying      to Employees in     Exercise       Expiration        Appreciation
      Name               Options Granted     Fiscal Year         Price           Date         5%/$       10%/$
-----------------        ---------------     -----------      ---------       ----------     -----------------
William Blakeley         1,500,000(2)              20%          $ 0.09         11/14/10      37,298     82,419
                           250,000(3)               3%          $0.145          3/31/11      10,015     22,131

Alfred H. Falk(1)          750,000(3)              10%          $0.145          3/31/11      30,046     66,393

(1) Mr. Falk resigned as President and Chief Executive Officer and as a director effective July 1, 2004. Mr. Falk continues to be employed by our company as Vice President of Business Development.
(2)   These options vest 33% upon grant and quarterly thereafter over two years.
(3)   These options vest 25% annually commencing on March 31 2006.

Aggregated Option Exercises and Fiscal Year-end Values

The following table provides information on exercised and unexercised options of the Named Executive Officers at March 31, 2006:

Fiscal Year-End Option Values


                                                                         Number of Unexercised            Value of Unexercised
                                                                                    Options at         In-the-Money Options at
                                                                                March 31, 2006               March 31, 2006(1)
                                                                                --------------               --------------
                        Number of Shares
   Name               Acquired on Exercise     Value Realized    Exercisable     Unexercisable    Exercisable    Unexercisable
   ----               --------------------     --------------    -----------     -------------    -----------    -------------
William Blakeley            1,750,000              $54,063         562,500         1,187,500         30,313          60,938

Alfred H. Falk                750,000              $27,188         187,500           562,500            938           2,813

(1) Based on the last sale price at the close of business on March 31, 2006 of $0.15.

The Company has not awarded stock appreciation rights to any of its employees and has no long-term incentive plans, as that term is defined in Securities and Exchange Commission regulations. The Company has no defined benefit or actuarial plans covering any person.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of March 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of e.Digital Corporation are authorized for issuance, aggregated as follows:


                      Equity Compensation Plan Information

                                                                                                    Number of securities
                                                                                                  remaining a5ailable for
                              Number of securities to be         Weighted-average exercise         future issuance under
                               issued upon exercise of             price of outstanding           quity compensation plans
                                 outstanding options,              options, warrants and           (excluding securities
                                 warrants and rights                      rights                  reflected in column (a))
       Plan Category                     (a)                                (b)                             (c)
       -------------             -------------------               ---------------------          ------------------------
Equity compensation plans
approved by security holders              14,000,000                               $0.20                               -0-

Equity compensation plans
not approved by security
holders                                          N/A                                 N/A                               N/A
                                 -------------------               ---------------------          ------------------------
Total                                     14,000,000                               $0.20                               -0-
                                 ===================               =====================          ========================

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following security ownership information is set forth, as of March 31, 2006, with respect to certain persons or groups known to e.Digital Corporation to be beneficial owners of more than 5% of our company's outstanding common stock and with respect to each director of the Company, each of the executive officers named in the Summary Compensation Table currently employed by e.Digital Corporation, and all current directors, nominees and executive officers as a group (five persons). Other than as set forth below, e.Digital Corporation is not aware of any other person who may be deemed to be a beneficial owner of more than 5% of our company's common stock.


         Name and Address                   Amount and Nature of                Percent          Title
         of Beneficial Owner                Beneficial Ownership                of Class         of Class
         --------------------               --------------------                --------         --------
         William Blakeley                           1,395,833 (1)                  *             Common
           16770 West Bernardo Drive
           San Diego, CA 92127

         Robert Putnam                              2,229,167 (2)                  1.1%          Common
           16770 West Bernardo Drive
           San Diego, CA 92127

         Allen Cocumelli                              576,000 (3)                  *             Common
           16770 West Bernardo Drive
           San Diego, CA 92127

         Alex Diaz                                    835,000 (4)                  *             Common
           16770 West Bernardo Drive
           San Diego, CA 92127

         Renee Warden                                 350,000 (5)                  *             Common
           16770 West Bernardo Drive
           San Diego, CA 92127

         All officers, directors and nominees
             as a group (5 persons)                 5,386,000 (6)                  2.6%          Common

(1) Includes options and warrants exercisable within 60 days to purchase 1,020,833 shares.
(2) Includes options and warrants exercisable within 60 days to purchase 479,167 shares and 625,000 shares issuable upon conversion of convertible debt.
(3)   Includes options exercisable within 60 days to purchase 575,000 shares.
(4)   Includes options exercisable within 60 days to purchase 475,000 shares.
(5)   Includes options exercisable within 60 days to purchase 350,000 shares.
(6) Includes options and warrants exercisable within 60 days to purchase 2,900,000 shares and 625,000 shares issuable upon conversion of convertible debt. Excludes unvested options to purchase 2,250,000 shares.

----------------------------
* Less than 1%

Series D Preferred Stock

The following security ownership information is set forth as of March 31, 2006, with respect to certain persons or groups known to e.Digital Corporation to be beneficial owners of more than 5% of Series D Preferred Stock.


Name and Address                    Amount and Nature of               Percent          Title
of Beneficial Owner                 Beneficial Ownership(1)            of Class         of Class
---------------------               ----------------------             --------         ---------
Jerry E. Polis Family Trust                   85,000 (2)                    89%           Series D
   980 American Pacific Dr.  Ste. 111                                                     Preferred Stock
   Henderson, NV 89014

Eric Polis                                     5,000 (3)                     5%           Series D
   980 American Pacific Dr.  Ste. 111                                                     Preferred Stock
   Henderson, NV 89014

Palermo Trust                                  6,000 (4)                     6%           Series D
   8617 Canyon View Dr.                                                                   Preferred Stock
   Las Vegas, NV 89117

--------------

         (1) Represents number of shares of Series D Preferred Stock, held as of March 31, 2006. At such date an aggregate of 96,000 shares of Series D Preferred Stock were issued and outstanding convertible into an aggregate of 16,679,014 shares of common stock subject to a 4.999% conversion limitation.
         (2) Jerry E. Polis is Trustee and believed by our company to have sole voting and investment power with respect to the Series D Preferred Stock held.
         (3) Eric Polis is believed by our company to have sole voting and investment power with respect to the Series D Preferred Stock held.
         (4) James A. Barnes is Trustee and believed by our company to share voting and investment power with his spouse respect to the Series D Preferred Stock held.

Series EE Preferred Stock

The following security ownership information is set forth as of March 31, 2006, with respect to certain persons or groups known to e.Digital Corporation to be beneficial owners of more than 5% of Series EE Preferred Stock.


Name and Address                    Amount and Nature of                      Percent          Title
of Beneficial Owner                 Beneficial Ownership(1)                   of Class         of Class
-------------------                 -----------------------                   --------         --------
Basso Multi-Strategy                        1,950 (2)                           78%              Series EE
  Holding Fund Ltd.                                                                              Preferred Stock
c/o DKR Capital Partners, LP
1281 East Main St.
Stamford, CT 06902

Basso Private Opportunity                     550 (3)                           22%              Series EE
  Holding Fund Ltd.                                                                              Preferred Stock
c/o DKR Capital Partners, LP
1281 East Main St.
Stamford, CT 06902

--------------

         (1) Represents number of shares of Series EE Preferred Stock, held as of March 31, 2006. At such date an aggregate of 2,500 shares of Series EE Preferred Stock were issued and outstanding convertible into an aggregate of 3,466,781 shares of common stock.
         (2) DKR LP is registered investment advisor with the Securities and Exchange Commission and as such, is the investment manager to Basso Multi-Strategy Holding Fund, Ltd. DKR LP has retained Basso to act as the portfolio manager to the fund. As such DKR LP and Basso have shares dispositive and voting power over the securities. Howard Fischer is president of Basso and is named as authorized signatory.
         (3) DKR LP is registered investment advisor with the Securities and Exchange Commission and as such, is the investment manager to Basso Multi-Strategy Holding Fund, Ltd. DKR LP has retained Basso to act as the portfolio manager to the fund. As such DKR LP and Basso have shares dispositive and voting power over the securities. Howard Fischer is president of Basso and is named as authorized signatory.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts of Interest. Certain conflicts of interest now exist and will continue to exist between e.Digital Corporation and its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. We have not established policies or procedures for the resolution of current or potential conflicts of interest between our company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our company's favor. The officers and directors are accountable to our company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our company's affairs. Failure by them to conduct our company's business in its best interests may result in liability to them.

Officer and director Robert Putnam also acts as Vice President, Investor Relations of ATC. The possibility exists that these other relationships could affect Mr. Putnam's independence as a director and/or officer of e.Digital Corporation. Mr. Putnam is obligated to perform his duties in good faith and to act in the best interest of our company and its stockholders, and any failure on his part to do so may constitute a breach of his fiduciary duties and expose such person to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Putnam would be excluded from liability or indemnified if he breached his loyalty to our company.

Transactions with Management.  None.

Employment Agreements

All employees of e.Digital Corporation, including executive officers, are employees at-will.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table describes fees for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2006 and March 31, 2005 and fees billed for other services rendered by Singer Lewak Greenbaum & Goldstein LLP during those periods. These amounts include fees paid to Singer Lewak Greenbaum & Goldstein LLP.

Type of Fee                                   2006                        2005
-----------                                   ----                      --------
Audit Fees (1)                                 $                         $90,507
Audit Related Fees (2)                                                    17,695
Tax Fees (3)                                   -                               -
All Other Fees (4)                             -                               -
                                              ----                      --------
Total                                          $                        $108,202
                                              ====                      ========

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

3. Tax Fees include the aggregate fees paid by us during the fiscal year for services provided by Singer Lewak Greenbaum & Goldstein LLP with respect to tax compliance, tax advice and tax planning.

4. All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services provided by Singer Lewak Greenbaum & Goldstein LLP, other than the services reported above.


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

10.2 Lease Agreement between the Company and LBA Industrial Fund - Holding Co. II, Inc. and Innsbruck Holdings, L.P. dated March 3, 2006.*

21.1       List of subsidiaries.*

23         Consents of Experts and Counsel
23.1       Singer Lewak Greenbaum & Goldstein, LLP *

31         Certifications *

31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, Chief Executive Officer.

31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Principal Accounting Officer.

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, Chief Executive Officer and Robert Putnam, Principal Accounting Officer.
---------------------------

*          Filed concurrently herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       e.Digital Corporation


                                       By: /s/  WILLIAM BLAKELEY
                                           -------------------------------------
                                           President and Chief Technical Officer

Date:  June 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                        Position                               Date
         ----                                        --------                               ----

/s/ WILLIAM BLAKELEY                        President and Chief Technical Officer       June 29, 2006
---------------------------                 (Principal Executive Officer)
     William Blakeley

/s/ ALEX DIAZ                               Chairman of the Board and Director          June 29, 2006
------------------------------------
     Alex Diaz

/s/ ROBERT PUTNAM                           Vice President and Director                 June 29, 2006
---------------------------                 Interim Chief Accounting Officer and
     Robert Putnam                          Secretary (Principal Financial and
                                            Accounting Officer)

/s/ ALLEN COCUMELLI                         Director                                    June 29, 2006
------------------------------------
     Allen Cocumelli

/s/ RENEE WARDEN                            Director                                    June 29, 2006
---------------------------
     Renee Warden

INDEX TO FINANCIAL STATEMENTS
-----------------------------
                                                                            Page
                                                                            ----

         CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP, INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM                                            F-2


CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2006 AND 2005                    F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
MARCH 31, 2006, 2005 AND 2004                                                F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
MARCH 31, 2006, 2005 AND 2004                                                F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
MARCH 31, 2006, 2005 AND 2004                                                F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7 to F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
e.Digital Corporation
San Diego, CA

We have audited the consolidated balance sheets of e.Digital Corporation and subsidiary (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP
-------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Santa Ana, CA
June 28, 2006
 e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS
          [See Note 1 - Nature of Operations and Basis of Presentation]


As of March 31,                                                                     2006            2005
                                                                                      $               $
                                                                                 -----------    -----------
ASSETS
Current
Cash and cash equivalents                                                          1,058,723      1,289,253
Accounts receivable, trade                                                             2,670         52,841
Deposits and prepaid expenses                                                         31,667        505,353
                                                                                 -----------    -----------
Total current assets                                                               1,093,060      1,847,447
                                                                                 -----------    -----------
Property and equipment, net of accumulated depreciation of $593,266 and
   $529,772, respectively                                                             62,508        126,002
                                                                                 -----------    -----------
    Total assets                                                                   1,155,568      1,973,449
                                                                                 ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade                                                              261,196        521,347
Other accounts payable and accrued liabilities                                       107,145         83,295
Accrued lease liability                                                              515,000        515,000
Accrued employee benefits                                                            117,108        134,442
Dividends                                                                            402,305        352,044
Deferred revenue                                                                          --         46,888
Customer deposits                                                                    793,750        707,250
Convertible subordinated promissory notes, less $1,103,031 and $58,045
   for unamortized debt discount, respectively                                       396,969        941,955
Unsecured promissory notes, short term                                             1,015,954         35,000
                                                                                 -----------    -----------
    Total current liabilities                                                      3,609,427      3,337,221
                                                                                 -----------    -----------
Deferred revenue                                                                          --          6,942
Unsecured promissory note                                                                 --        889,855
                                                                                 -----------    -----------
    Total liabilities                                                              3,609,427      4,234,018
                                                                                 -----------    -----------
Commitments and Contingencies

Stockholders' deficit
Preferred stock, $10.00 stated value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated: 96,000 and
   115,000 issued and outstanding, respectively. Liquidation preference of
   $1,334,321 and $1,465,100, respectively                                           960,000      1,150,000
Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
   2,500 and 12,500 issued and outstanding, respectively. Liquidation
   preference of $277,342 and $1,286,944 respectively                                250,000      1,250,000
Common stock, $0.001 par value, authorized 300,000,000, 200,431,000 and
   170,493,385 shares outstanding, respectively                                      200,431        170,494
Additional paid-in capital                                                        73,710,110     67,475,009
Dividends                                                                           (402,305)      (352,044)
Accumulated deficit                                                              (77,172,095)   (71,954,029)
                                                                                 -----------    -----------
Total stockholders' deficit                                                       (2,453,859)    (2,260,569)
                                                                                 -----------    -----------
Total liabilities and stockholders' deficit                                        1,155,568      1,973,449
                                                                                 ===========    ===========

See accompanying notes
e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          [See Note 1 - Nature of Operations and Basis of Presentation]


As of March 31,                                                2006            2005             2004
                                                                 $               $                $
                                                           ------------    ------------    ------------
Revenues:
   Products                                                   3,174,730       4,002,212       2,686,894
   Services                                                      75,761         250,175         731,286
                                                           ------------    ------------    ------------
                                                              3,250,491       4,252,387       3,418,180
                                                           ------------    ------------    ------------
Cost of revenues:
   Products                                                   2,643,034       3,149,357       2,438,683
   Services                                                       4,875         105,795         290,100
   Impairment of deposits and other                             488,611              --              --
                                                           ------------    ------------    ------------
                                                              3,136,520       3,255,152       2,728,783
                                                           ------------    ------------    ------------
Gross profit                                                    113,971         997,235         689,397
                                                           ------------    ------------    ------------
Operating expenses:
   Selling and administrative                                 1,317,859       1,517,619       1,486,620
   Research and related expenditures                          1,337,568       1,515,238       1,531,177
                                                           ------------    ------------    ------------
          Total operating expenses                            2,655,427       3,032,857       3,017,797
                                                           ------------    ------------    ------------
Operating loss                                               (2,541,456)     (2,035,622)     (2,328,400)

Other income (expense):
   Interest income                                                9,062           3,785             424
   Loss on disposal of asset                                         --              --         (66,346)
   Interest expense                                            (573,500)       (384,040)       (121,698)
   Other                                                           (787)           (936)           (323)
                                                           ------------    ------------    ------------
          Other income (expense)                               (565,225)       (381,191)       (187,943)

Loss and comprehensive loss for the period                   (3,106,681)     (2,416,813)     (2,516,343)

Imputed deemed dividends on Series E Preferred Stock                 --              --        (693,615)

Imputed deemed dividends on Series EE Preferred Stock                --      (1,100,611)             --
Additional deemed dividends on conversion repricing of
   Series D and EE Preferred Stock                           (1,999,951)             --              --
Accrued dividends on the Series D and EE Preferred Stock       (161,695)       (225,588)       (258,827)
                                                           ------------    ------------    ------------
Loss attributable to common stockholders                     (5,268,327)     (3,743,012)     (3,468,785)
                                                           ============    ============    ============
Loss per common share - basic and diluted                         (0.03)          (0.02)          (0.02)
                                                           ============    ============    ============
Weighted average common shares outstanding                  177,472,037     165,525,386     155,100,330
                                                           ============    ============    ============

See accompanying notes
e.Digital Corporation and subsidiary

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
               (DEFICIT) EQUITY [See Note 1 - Nature of Operations
                           and Basis of Presentation]


                                                                  Common stock           Additional
                                               Preferred                                   paid-in                     Accumulated
                                                 stock         Shares        Amount        capital       Dividends       deficit
                                              -----------    -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2003                         2,050,000    147,604,343       147,605    61,022,460        (61,500)   (65,032,792)
                                              -----------    -----------   -----------   -----------    -----------    -----------
Shares issued for cash                                 --      4,913,160         4,913       928,587             --             --
Stock issued on exercise of stock options              --      1,019,838         1,020       151,305             --             --
Stock issued on exercise of warrants                   --        808,788           809        71,131             --             19
Shares issued for debt                                 --      1,052,632         1,053       198,946             --             --
Shares issued to vendors                               --        195,913           196        49,067             --             --
Shares issued for conversion of Series E
 preferred stock                                 (400,200)     1,183,073         1,183       407,519          8,502         (8,502)
Shares issued for conversion of Series D
 preferred stock                                 (600,000)     3,500,121         3,500       661,528         65,028        (65,028)
Value assigned to 250,000 restricted shares
 of common stock issued to vendor                      --        250,000           250       132,250             --             --
Beneficial conversion feature on Series E
 preferred stock                                       --             --            --       693,615             --       (693,615)
Issuance of Series E preferred stock            1,262,250             --            --            --             --             --
Accrued dividends on the Series D
 preferred stock                                       --             --            --            --       (224,412)            --
Accrued dividends on the Series E
 preferred stock                                       --             --            --            --        (34,416)            --
Loss for the year                                      --             --            --            --             --     (2,516,343)
                                              -----------    -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2004                         2,312,050    160,527,868       160,528    64,316,408       (246,798)   (68,316,261)
                                              -----------    -----------   -----------   -----------    -----------    -----------
Shares issued upon exercise of stock options           --         30,000            30         4,620             --             --
Shares issued to satisfy trade payable                 --             --            --        11,729             --             --
Shares issued upon exercise of warrants                --        394,872           395        66,105             --             --
Value assigned to warrants in connection
 with equity financing                                 --             --            --       271,121             --             --
Deemed dividends on Series EE preferred stock          --             --            --     1,100,611             --     (1,100,611)
Issuance of Series EE preferred stock           1,850,000             --            --            --             --             --
Offering costs on Series EE preferred stock            --             --            --      (168,435)            --             --
Shares issued for conversion of Series E
 preferred stock                                 (862,050)     4,375,146         4,375       896,576         38,902        (38,902)
Shares issued for conversion of Series D
 preferred stock                                 (300,000)     1,931,871         1,932       365,119         67,051        (67,051)
Shares issued for conversion of Series EE
 preferred stock                                 (600,000)     3,233,628         3,234       611,155         14,389        (14,389)
Dividends on Series D, E & EE preferred stock          --             --            --            --       (225,588)            --
Loss and comprehensive loss                            --             --            --            --             --     (2,416,813)
                                              -----------    -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2005                         2,400,000    170,493,385       170,494    67,475,009       (352,044)   (71,954,029)
                                              -----------    -----------   -----------   -----------    -----------    -----------
Shares issued for conversion of Series D
 preferred stock                                 (190,000)     2,755,976         2,756       254,649         67,406        (67,406)
Shares issued for conversion of Series EE
 preferred stock                               (1,000,000)     6,956,639         6,956     1,037,072         44,028        (44,028)
Dividends on Series D and EE preferred stock           --             --            --            --       (161,695)            --
Shares issued upon exercise of warrants                --      1,475,000         1,475       116,525             --             --
Value assigned to reprice of subordinated
 debt warrants                                         --             --            --       120,062             --             --
Proceeds from sale of common stock at $0.08
 per share                                             --     18,750,000        18,750     1,481,250             --             --
Value assigned to warrants and preferred
 convertible debt repricing in connection
 with common stock issuance                            --             --            --     3,225,543             --             --
Value on repricing of preferred stock                  --             --            --            --             --     (1,999,951)
Loss and comprehensive loss                            --             --            --            --             --     (3,106,681)
                                              -----------    -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2006                         1,210,000    200,431,000       200,431    73,710,110       (402,305)   (77,172,095)
                                              -----------    -----------   -----------   -----------    -----------    -----------

See accompanying notes
e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          [See Note 1 - Nature of Operations and Basis of Presentation]


As of March 31,                                                                    2006             2005             2004
                                                                                     $                $                $
                                                                                ----------       ----------       ----------
OPERATING ACTIVITIES
Loss for the period                                                             (3,106,681)      (2,416,813)      (2,516,343)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                                  63,494           48,452           99,853
     Allowance for doubtful accounts                                                    --               --           36,018
     Accrued interest and accretion relating to secured promissory
      notes                                                                        112,500           37,500          112,481
     Impairment of deposit                                                         603,750               --               --
     Amortization of interest on warrants issued in connection with
      the 12% convertible subordinated promissory notes                            300,665          174,138               --
     Stock issued to vendor                                                             --           11,729               --
     Gain on settlement of accounts payable debt                                  (125,135)              --         (162,828)
    Loss on disposal of asset                                                           --               --           66,346
Changes in assets and liabilities:
     Accounts receivable, trade                                                     50,171          (16,690)         109,368
     Inventory                                                                          --            5,009          133,786
     Deposits and prepaid expenses                                                (130,064)        (476,268)          63,506
     Deferred contract charges                                                          --               --          218,192
     Accounts payable, trade                                                      (135,016)         135,894           (6,638)
     Other accounts payable and accrued liabilities                                 23,850           12,441          (57,233)
     Customer deposits                                                              86,500          707,250               --
     Accrued employee benefits                                                     (17,334)         (51,295)         (17,290)
     Deferred revenue                                                              (53,830)        (122,613)        (135,260)
                                                                                ----------       ----------       ----------
Cash (used in) operating activities                                             (2,327,130)      (1,951,265)      (2,056,042)
                                                                                ----------       ----------       ----------
INVESTING ACTIVITIES
Purchase of property and equipment                                                      --          (15,816)        (145,690)
Increase in restricted cash                                                             --               --            1,200
                                                                                ----------       ----------       ----------
Cash (used in) investing activities                                                     --          (15,816)        (144,490)
                                                                                ----------       ----------       ----------
FINANCING ACTIVITIES
Proceeds from 12% Convertible Subordinated Promissory Notes                        500,000        1,000,000               --
Proceeds from issuance of Series E Preferred Stock                                      --               --        1,262,250
Proceeds from issuance of Series EE Preferred Stock                                     --        1,850,000               --
Proceeds from issuance of Common Stock                                           1,500,000               --          933,500
Proceeds from exercise of warrants                                                 118,000           66,500           71,959
Proceeds from 24% Unsecured Note                                                        --               --          269,300
Payment for private placement fee in connection with the Series EE
Preferred Stock                                                                         --         (129,500)              --
Payment on 15% Unsecured Note                                                      (21,400)          (3,270)        (104,754)
Proceeds from exercise of stock options                                                 --            4,650          152,325
                                                                                ----------       ----------       ----------
Cash provided by financing activities                                            2,096,600        2,788,380        2,584,580
                                                                                ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents                              (230,530)         821,299          384,048
                                                                                ----------       ----------       ----------
Cash and cash equivalents, beginning of period                                   1,289,253          467,954           83,906
                                                                                ==========       ==========       ==========
Cash and cash equivalents, end of period                                         1,058,723        1,289,253          467,954
                                                                                ==========       ==========       ==========

See accompanying notes

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $77,172,095 at March 31, 2006 [2005 - $71,954,029]. At March 31, 2006, the
Company had a working capital deficiency of $2,516,367. Substantial portions of the losses are attributable to marketing costs of the Company's new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Loss per share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity. As at March 31, 2006, stock options, warrants and convertible preferred stock and notes exercisable into 64,049,961 [2005 - 28,255,962] [2004 - 19,727,293] shares of common stock were outstanding.
These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

The provisions of each of the Company's series D, E and EE of preferred stock provided for a 12%, 8% and 8% per annum accretion, respectively in the conversion value (similar to a dividend). These amounts increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:


Years ended March 31,                                        2006                  2005                  2004
                                                         -----------           -----------           -----------
Net loss                                                 $(3,106,681)          $(2,416,813)          $(2,516,343)
Imputed deemed dividends on Series E preferred stock              --                    --              (693,615)
Imputed deemed dividends on Series EE preferred stock             --            (1,100,611)                   --
Additional deemed dividends on conversion
repricing of Series D and EE preferred stock              (1,999,951)                   --                    --
Accretion on preferred stock:
Series D preferred stock, 12% stated rate                   (126,944)             (156,289)             (224,412)
Series E preferred stock, 8% stated rate                          --               (17,966)              (34,416)
Series EE preferred stock, 8% stated rate                    (34,751)              (51,333)                   --
                                                         -----------           -----------           -----------
Net loss available to common stockholders                $(5,268,327)          $(3,743,012)          $(3,468,786)
                                                         -----------           -----------           -----------

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Cash equivalents

Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase and are recorded at cost, which approximates fair value. Cash equivalents consist principally of investments in short-term money market instruments.

Deposits and Prepaid Expenses

Deposits and prepaid expenses are recorded at amounts paid to suppliers or others. Amounts recorded are evaluated for impairment periodically and at March 31, 2006 a charge of $603,750 was expensed to cost of revenues to reflect impairment of deposits made to a contract manufacturer that has failed to timely deliver with no assurance of future performance.

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

Advertising

Advertising costs are charged to expense as incurred. The Company expensed $104, $420 and $12,263 for the years ending March 31, 2006, 2005 and 2004, respectively.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

Our accounting treatment of stock options will significantly change during 2007 due to our planned adoption of SFAS No. 123R (SFAS 123(R)), Share-Based Payment, which is effective for fiscal years beginning after June 15, 2005. See Recently Issued Accounting Pronouncements below.

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


Year Ended March 31,                                              2006                 2005                 2004
                                                             -------------        -------------        -------------
Net loss available to common stockholders, as reported       $  (5,268,327)       $  (3,743,012)       $  (3,468,785)

Add: Total stock-based employee compensation recorded                   --                   --                   --
Deduct: Total stock-based employee compensation expense
     determined under fair value based method for all
     awards                                                       (147,050)            (132,220)            (273,469)
                                                             -------------        -------------        -------------
Pro forma net loss available to common
stockholders                                                    (5,415,377)       $  (3,875,232)       $  (3,742,254)
                                                             -------------        -------------        -------------
Earnings per share:
   Basic-as reported                                         $       (0.03)       $       (0.02)       $       (0.02)
   Basic-pro forma                                           $       (0.03)       $       (0.02)       $       (0.02)
   Diluted-as reported                                       $       (0.03)       $       (0.02)       $       (0.02)
   Diluted-pro forma                                         $       (0.03)       $       (0.02)       $       (0.02)

The Fair value of options, used as a basis for the above pro forma disclosures, was estimated at the date of grant using the Black-Scholes option-pricing model. The option pricing assumptions include no expected dividends, 96 volatility in 2004, 72.6 volatility in 2005, and 87.38 volatility in 2006, expected life of the options of 2.5 years in 2004, 2005 and 2006 and a risk-free interest rate of 1.74% for 2004, 2.86% for 2005, and 4.95% for 2006.

Beginning with the quarter ending June 20, 2006, the Company will account for its stock-based compensation plans in accordance with SFAS Statement No. 123, "Accounting for Stock Based Compensation (revised)." See note 2.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2006, 2005 and 2004, there were no material differences between comprehensive income and net loss for the year.

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

Derivative Instruments

The Company values derivative instruments in accordance with the interpretative guidance of FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and associated pronouncements related to the classification and measurement of warrants and instruments with embedded conversion features. The Company makes certain assumptions and estimates to value its derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

Reclassifications

Certain amounts included in the prior year financial statements have been reclassified to conform to the current year's presentation. These reclassifications have no affect on the reported net income.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the adoption of SFAS 151 to have a material effect on the Company's results of operations or financial condition.

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

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect the adoption of FIN 47 to have a material effect on the Company's results of operations or financial condition.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155, "Accounting for Certain Hybrid Financial Instruments." SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No.
155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155, SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. Management does not expect the adoption of SFAS 155 to have a material effect on the Company's results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. The statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The statement also describes the manner in which it should be initially applied. Management does not expect the adoption of SFAS 156 to have a material effect on the Company's results of operations or financial condition.

3. CREDIT RISK

Financial instruments totaling $888,762 [2005 - $1,131,525] [2004 - $504,105]
which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, certificate of deposit, accounts receivable. The Company maintains cash and cash equivalents with three financial institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

Amounts owing from one customer comprise approximately 100% and 99% of accounts receivable at March 31, 2006 and 2005, respectively. Amounts owing from two major customers comprise approximately 69%, and 23%, respectively of accounts receivable at March 31, 2004.

4. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one major customer comprised approximately 94% of revenues respectively in fiscal 2006 [2005 - one customer comprised 94%] [2004 - three customers comprised 36%, 26% and 11%] The Company purchases its primary component from two distributors accounting for 74% ad 13% of total purchases for fiscal 2006. Purchases from one distributor accounted for 92% of total purchases for fiscal 2005. Purchases from two distributors accounted for 19% and 14% of total purchases for fiscal 2004. During the year ended March 31, 2004, management increased the provision for doubtful accounts by $36,019, and recorded no discount in the provision, and accordingly, the provision for doubtful accounts receivable at March 31, 2005 is $-0-. The provision for doubtful accounts receivable at March 31, 2006 is $-0-.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

6. STATEMENT OF CASH FLOWS

The Company had non-cash operating and financing activities and made cash payments as follows:


                                                                              2006             2005               2004
                                                                                $                $                  $
---------------------------------------------------------------------------------------------------------------------------
Non-cash financing activities:
   Common stock issued on conversion of Series E and D preferred stock      3,217,566        1,268,002         1,073,730
   Common stock issued on conversion of Series EE preferred stock           2,524,850          614,389                --
   Shares issued for debt                                                          --               --           200,000
Value assigned to 370,000 warrants granted in connection
   with the issuance of the Series EE preferred stock                              --          271,121                --
Value assigned to 445,913 restricted common shares issued to
   vendors for services                                                            --               --           181,763
Accrued dividends on Series D, E and EE preferred stock                       161,695          225,588           185,298
Beneficial conversion feature on the issuance of Series E preferred stock          --               --           693,615
Beneficial conversion feature on the issuance of Series EE preferred stock         --        1,100,611                --
Deemed dividends on preferred repricing                                     1,999,951               --                --
Amortization of warrants                                                      300,665               --                --
Impairment of deposit                                                         603,750               --                --
Cash payments for interest were as follows:
   Interest                                                                   272,835          384,040             9,198
===========================================================================================================================


7. PROPERTY AND EQUIPMENT


                                                                                           Accumulated
                                                                                      depreciation and          Net book
                                                                            Cost          amortization             value
                                                                               $                     $                 $
---------------------------------------------------------------------------------------------------------------------------
2006
Computer hardware and software                                            84,192                74,561             9,631
Furniture and equipment                                                   26,499                26,499                --
Machinery and equipment                                                   82,912                71,474            11,438
Leasehold improvements                                                   174,960               174,960                --
Tooling                                                                  204,652               163,213            41,439
---------------------------------------------------------------------------------------------------------------------------
                                                                         573,215               510,707            62,508
===========================================================================================================================
2005
Computer hardware and software                                            84,192                70,729            13,463
Furniture and equipment                                                   26,499                25,311             1,188
Machinery and equipment                                                   82,912                65,884            17,028
Leasehold improvements                                                   174,960               174,960                --
Tooling                                                                  204,652               110,329            94,323
---------------------------------------------------------------------------------------------------------------------------
                                                                         573,215               447,213           126,002
===========================================================================================================================

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

8. INTANGIBLE ASSETS

                                                                                           Accumulated          Net book
                                                                            Cost          amortization             value
                                                                               $                     $                 $
---------------------------------------------------------------------------------------------------------------------------
2006
Website development costs                                                 43,150                43,150                --
Patents and licenses                                                      39,409                39,409                --
---------------------------------------------------------------------------------------------------------------------------
                                                                          82,559                82,559                --
===========================================================================================================================
2005
Website development costs                                                 43,150                43,150                --
Patents                                                                   39,409                39,409                --
---------------------------------------------------------------------------------------------------------------------------
                                                                          82,559                82,559                --
===========================================================================================================================

9. PROMISSORY NOTES

                                                                       March 31, 2006                    March 31, 2005
------------------------------------------------------------------------------------------------------------------------
15% Unsecured Promissory Notes                                             $   875,329                        $  896,730
12% Convertible Subordinated
    Promissory Notes                                                         1,500,000                         1,000,000
Accrued interest on notes                                                      140,625                            28,125
Less unamortized debt discount                                              (1,103,031)                          (58,045)
Less current portion                                                        (1,412,923)                         (976,955)
------------------------------------------------------------------------------------------------------------------------
Long term                                                                  $        --                        $  889,855
========================================================================================================================

15% Unsecured Promissory Note

On December 11, 2002, we issued a 15% Unsecured Promissory Note for cash proceeds of $750,000 from an unrelated corporation. On January 31, 2005, the 15% Unsecured Promissory Note was amended to extend the maturity date to September 30, 2006 when principal and interest will be payable. Accrued interest on the note at March 31, 2006 was $140,625. On January 31, 2005, we paid cash interest of $8,500 and issued to the noteholder a secondary 15% Unsecured Promissory Note for accrued interest of $150,000. The secondary 15% Unsecured Promissory Note will also mature on September 30, 2006. Principal and interest on the secondary 15% Unsecured Promissory Note is payable in monthly installments of $3,500 with the balance due at maturity.

12% Convertible Subordinated Promissory Notes

In June and July 2004, we sold $1,000,000 of unsecured 12% Subordinated Promissory Notes due July 1, 2005. The purchasers, in connection therewith, were granted warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable until December 31, 2007. The estimated fair market value of these warrants at issuance was $232,186 and was recorded as a deferred financing charge related to the 12% Subordinated Promissory Notes as a cost of issuing the warrants charged to Additional Paid in Capital. The deferred financing charge was amortized as a debt discount over the original term of the 12% Subordinated Promissory Notes. On June 30, 2005, the 12% Subordinated Promissory Notes and warrants were modified by extending the maturity date from July 1, 2005 to December 31, 2005 and by reducing the purchase price of each warrant share purchasable under the warrant from $0.25 to $0.19. Due to the modification of these warrants, our company recorded additional debt discount of $120,062 on the 12% Subordinated Promissory Notes.

In October 2005, the 12% Subordinated Promissory Notes were modified by extending the maturity date to December 31, 2006 and to increase the maximum allowable note amount from $1,000,000 to $1,500,000 and all $500,000 of additional notes were sold. Noteholders acquiring 12% Subordinated Promissory Notes on or after October 26, 2005 are entitled to receive a royalty equal to
(i) the principal of the 12% Subordinated Promissory Note purchased divided by
(ii) $500,000 (or the aggregate principal of the additional 12% Subordinated Promissory Notes sold) (the "Additional Notes") multiplied by (iii) Twenty Dollars ($20.00) for each entertainment device sold during the calendar years of 2006, 2007 and 2008. The outstanding 12% Subordinated Promissory Notes were also amended such that the principal amount was convertible at $0.19 per common share, subject to anti-dilution adjustments if our company makes certain issuances of stock at a lower price. On February 24, 2006, the conversion price on $1,500,000 of the 12% Subordinated Promissory Notes was adjusted from $0.19 per share to $0.08 per share. The exercise price of the warrants was further adjusted from $0.19 per share to $0.08. An additional debt discount of $1,225,590 was recorded to reflect the value of the reduced conversion price of the debt and the value of the warrants due to the new warrant exercise price and this amount is being amortized over the term of the notes.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $2,570,000 [2005 - $2,118,000] has been recognized to offset certain deferred tax assets for which realization is uncertain. Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:


                                                                    2006              2005
                                                                       $                 $
-------------------------------------------------------------------------------------------------
Deferred tax liabilities
State Taxes                                                      570,000           550,000
Tax over book depreciation                                        60,000            40,000
-------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                   630,000           590,000
-------------------------------------------------------------------------------------------------
Deferred tax assets
Net operating loss carryforwards                              22,460,000        20,217,000
Allowances and other                                             460,000            93,000
-------------------------------------------------------------------------------------------------
Total deferred tax assets                                     22,920,000        20,310,000
Valuation allowance for deferred tax assets                  (22,290,000)      (19,720,000)
-------------------------------------------------------------------------------------------------
Net deferred tax assets                                          630,000           590,000
-------------------------------------------------------------------------------------------------
Net deferred tax balance                                              --                --
=================================================================================================

There is no net provision for income taxes in 2006, 2005 and 2004 as the Company incurred losses in those years.

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:


                                                               Liability method
                                                               ----------------
                                                   2006             2005              2004
                                                      %                %                 %
--------------------------------------------------------------------------------------------
U.S. federal statutory rate                        35.0             35.0              35.0
U.S. federal net operating loss rate              (35.0)           (35.0)            (35.0)
--------------------------------------------------------------------------------------------
Effective rate on operating loss                     --               --                --
============================================================================================

The Company has U.S. federal net operating loss carryforwards available at March 31, 2006 of approximately $55,250,000 [2005 - $53,300,000] which will begin to expire in 2006. The Company has state net operating loss carryforwards of $17,600,000 [2005 - $16,400,000] which will begin to expire in 2006. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards.

11. CAPITAL STOCK

Authorized capital

The authorized capital of the Company consists of 300,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

Common stock

The issued common stock of the Company consisted of 200,431,000, 170,493,385 and 160,527,868 common shares as of March 31, 2006, 2005 and 2004, respectively.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

During 2006, 7,190,000 [2005 - 3,380,000] options were granted at exercise prices ranging from $0.09 to $0.145 [2005 - $0.22 to $0.28] per share. Options granted during 2005 and 2004 were under the 1994 Stock Option Plan. The following table summarizes stock option transactions:


                                                                                                  Weighted average
                                                                             Shares                exercise price
                                                                                #                         $
---------------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2003                                                  3,943,250                  1.0846
===========================================================================================================================
Fiscal 2004
     Granted                                                                3,412,000                  0.1641
     Canceled/expired                                                      (2,193,747)                 0.6377
     Exercised                                                             (1,019,838)                 0.1494
---------------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2004                                                  4,141,665                  0.7993
===========================================================================================================================
Exercisable at March 31, 2004                                               3,086,990                  0.9947
===========================================================================================================================
Fiscal 2005
     Granted                                                                3,380,000                  0.2250
     Canceled/expired                                                        (835,000)                 1.8738
     Exercised                                                                (30,000)                 0.1550
---------------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2005                                                  6,656,665                  0.3721
===========================================================================================================================
Exercisable at March 31, 2005                                               3,608,506                  0.5032
===========================================================================================================================
Fiscal 2006
     Granted                                                                7,190,000                  0.3700
     Canceled/expired                                                      (2,774,999)                 0.4900
---------------------------------------------------------------------------------------------------------------------------
Outstanding March 31, 2006                                                 11,071,666                  0.1885
===========================================================================================================================
Exercisable at March 31, 2006                                               5,405,199                  0.2323
===========================================================================================================================

Weighted average fair value of options granted during the year                                         0.1885

The following table summarizes the number of options exercisable at March 31, 2006 and the weighted average exercise prices and remaining contractual lives of the options.


                                                                                          Weighted
                                                                                          average
                                                                        Weighted       Exercise price
                      Number           Number          Weighted         average          of options
    Range of      outstanding at   exercisable at      Average         remaining       exercisable at
exercise prices   March 31, 2006   March 31, 2006   exercise price  contractual life   March 31, 2006
       $                #                #                $              Years               $
-------------------------------------------------------------------------------------------------------
  $0.09 - $0.145       7,190,000         2,377,700          0.1335               4.9            0.1334
  $0.155 - $0.55       3,756,666         2,902,499          0.2539               2.5            0.2637
   $1.03 - $2.00         125,000           125,000          1.3840               4.0            1.3840

The options generally vest over a period of two to three years.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Share warrants

The Company has outstanding share warrants as of March 31, 2006, granted in connection with private placements and convertible notes payable, entitling the holders to purchase one common share for each warrant held as follows (subject to certain future antidilution price protection):


Number of                                                      Exercise Price
Description                        Common Shares                  Per Share $                       Expiration Date
---------------------------------------------------------------------------------------------------------------------------
Warrant                                   37,500                         0.08                    September 30, 2006
Warrant                                1,600,000                         0.08                         June 30, 2007
Warrant (1)                            3,070,000                         0.08                     November 30, 2007
Warrant                                4,687,500                         0.10                     February 28, 2009
Warrant                                4,687,500                         0.09                      July 31, 2008(2)
---------------------------------------------------------------------------------------------------------------------------
Total                                 14,082,500
===========================================================================================================================

(1) In connection with the issuance of the Series EE preferred stock in November 2004, the Company issued warrants with an exercise price of $0.50. The Company utilized the Black-Scholes Method in valuing the warrants, and calculated the relative fair value of the equity and the warrants. The Company calculated the historical volatility over a 52 week period to be 81.03%, risk free rate of 3.02% with a term of 3 years and recorded $1,100,611 as the beneficial conversion feature for the equity and attached warrants for the year ended March 31, 2006.
(2) The warrants expire on the earlier of July 31, 2008 or six months after an effective registration statement.

In February 2006, the Company issued 4,687,500 of A warrants and 4,687,500 of B warrants in connection with a restricted common stock sale aggregating $1,500,000.

A summary of the status of outstanding stock purchase warrants outstanding as of March 31, 2004, 2005 and 2006 and the changes during the years then ended is presented below:


                                                                                                         Average
                                                                                                        Purchase
                                                                                     Number               Price
-------------------------------------------------------------------------------------------------------------------
Shares purchasable under outstanding warrants at March 31, 2003                     1,511,662          $     0.184
Stock purchase warrants issued                                                      2,568,499          $     0.800
Stock purchase warrants exercised                                                    (915,473)         $     0.177
Stock purchase warrants expired                                                            --                   --
-------------------------------------------------------------------------------------------------------------------
Shares purchasable under outstanding warrants at March 31, 2004                     3,164,688          $     0.683
Stock purchase warrants issued                                                      6,070,000          $     0.418
Stock purchase warrants exercised                                                    (437,500)         $     0.190
Stock purchase warrants expired                                                    (1,712,333)         $     0.600
-------------------------------------------------------------------------------------------------------------------
Shares purchasable under outstanding warrants at March 31, 2005                     7,084,855          $     0.483
Stock purchase warrants issued                                                      9,375,000          $     0.095
Stock purchase warrants exercised                                                  (1,475,000)         $     0.080
Stock purchase warrants expired                                                      (902,355)         $     1.000
-------------------------------------------------------------------------------------------------------------------
Shares purchasable under outstanding warrants at March 31, 2006                    14,082,500          $     0.090

12. REDEEMABLE AND NON-REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock in one or more series from time to time by action of the Board of Directors.

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

The following is a summary of the terms of the preferred stock series outstanding during the two fiscal years ended March 31, 2006 and 2005, respectively.



                                        Aggregate       Number of
                                         Purchase         Shares
  Preferred Series     Issuance Date      Price      Authorized/Issued                     Terms
---------------------- --------------- ------------- ----------------- ------------------------------------------------
12% Convertible        December 2002     $2,050,000  205,000/205,000   Purchase price plus 12% accretion.
Non-redeemable                                                         Convertible at $0.08 per share subject to
Series D stated                                                        certain adjustments if the company issues
value of $10 per                                                       shares less then $0.08 per share.
share

8% Convertible         November 2003     $1,277,000    15,000/12,770   Purchase price plus 8% accretion.
Redeemable Series E                                                    Convertible at $0.45 per share for the
issued at $100 per                                                     first 90 days then lower of $0.45 and 85%
share                                                                  of market, with a floor of $0.19 per
                                                                       share. Automatic conversion on November
                                                                       19, 2005.All converted as of March 31,
                                                                       2006.

8% Convertible         November 2004     $1,850,000    20,000/18,500   Purchase price plus 8% accretion. Convertible
Redeemable Series EE                                                   at $0.25 for the first 90 days following
issued at $100 per                                                     original issuance date then lower of $0.25 and
share                                                                  85% of market, with a floor of $0.08 per share,
                                                                       as adjusted. Automatic conversion on or about
                                                                       November 30, 2006 subject to certain conditions.

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D stock") with a stated value of $10 per share. The Series D stock was issued pursuant to a conversion agreement with all of the noteholders of the Company's $1,000,000 SP Notes and $1,050,000 Unsecured Notes. The conversion price was reduced to $0.19 pursuant to anti-dilution protection given to the preferred stockholders triggered by the sale of $129,000 of shares of Common Stock in January 2003 and to $0.08 per share by the sale of $1,500,000 of common stock in February 2006. In connection with the repricing to $0.08, the Company recorded an additional deemed dividend of $1,522,400 to reflect the new beneficial conversion price.

On November 19, 2003, the Company issued 12,770 shares of 8% Series E Convertible Redeemable Preferred Stock (the "Series E Stock") with a stated value of $100 per share for gross proceeds of $1,277,000. The Series E Stock was redeemable in certain instances at the Company's option eighteen month upon the occurrence of certain triggering events including, without limitations, a lapse of a registration statement for ten non-consecutive trading days and certain other events. The redemption price upon such election following a triggering event was the greater of (a) 110% of the stated value or (b) the product of the number of preferred shares multiplied by the closing market price multiplied by the stated value per share divided by the then conversion price per share.

The Company also issued to the purchasers of the Series E Stock, Series A Warrants to purchase 1,712,333 shares of Common Stock at $0.60 per share exercisable until May 18, 2004 and Series B Warrants to purchase 856,166 shares of Common Stock at $1.00 per share exercisable until November 18, 2005. The Company utilized the Black Scholes Method in valuing the Series A and B Warrants, and calculated the relative fair value of the Series E Stock and Series A and B Warrants. The effective conversion price of the Series E Stock was then determined by the Company based on the relative fair value of the stock. Utilizing the calculated intrinsic value of the Series E Stock, the Company calculated a beneficial conversion charge in the amount of $693,615, which was recorded in the loss attributed to common shareholders in the accompanying financial statements for fiscal 2004. All Series E Stock was converted as of March 31, 2006.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

The Company also issued to the Investors, warrants to purchase 3,700,000 shares of common stock at $0.50 per share until November 30, 2007. The Company utilized the Black Scholes Method in valuing the warrants, and calculated the relative fair value of the Series EE Stock and warrants. The effective conversion price of the Series EE Stock was then determined by the Company based on the relative fair value of the stock. The beneficial conversion feature was calculated, based on EITF 98-5 as modified by EITF 00-27, as a "convertible instrument containing fixed terms that change". Utilizing the calculated intrinsic value of the Series EE Stock, the Company calculated a beneficial conversion charge in the amount of $1,100,611, which was recorded in the loss attributed to common stockholders in the accompanying financial statements. As a result of a reset of the conversion price of the Series EE Stock in February 2006 to $0.08 per common share, the Company recorded an additional deemed dividend of $1,522,400 to reflect the new beneficial conversion price.

The Company incurred placement agent fees of approximately $129,000 in cash and, in connection therewith, issued to such placement agent 370,000 warrants. The estimated fair market value of these warrants at issuance was $38,935 and has been recorded as offering cost related to the issuance of the Series EE Stock.

As of March 31, 2006, the Series D and EE Stock would have been convertible into 16,679,014 and 3,466,781 shares of Common Stock, respectively.

The following table summarizes values assigned as deemed dividends for the value of the warrants and the beneficial conversion feature on each preferred stock issuance during the last three fiscal years.


                                                                                                     Value of
                                                      Warrant                        Value          Beneficial
                                       Number of      Exercise       Warrant       Assigned to      Conversion
 Preferred Series    Issuance Date     Warrants        Price     Expiration Date    Warrants         Discount
 ----------------    -------------     --------        -----     ---------------    --------         --------
8% Series EE         November 2004     3,700,000       $0.50      November 2007     $389,364       $   1,100,611
8% Series EE(1)      November 2004                                                                 $     477,551
12% Series D(1)      December 2002                                                                 $   1,522,400

(1) Additional values for deemed dividends associated with a reset of the conversion price from $0.19 per common share to $0.08 per common share.

13. COMMITMENTS AND CONTINGENCIES

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of March 31, 2006, the Company did not have any significant litigation outstanding, and management does not expect any matters to have a material impact on the Company's liquidity or the financial statements taken as a whole. Subsequent to March 31, 2006 litigation was filed against the Company. See Note 14.

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

E.DIGITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

Facility lease

On July 11, 1997, the Company entered into a three-year joint lease agreement with American Technology Corporation, for property located in San Diego, California. In September 2000, the Company amended the three-year lease to become an independent lessee and acquired an additional 1,500 square feet of improved research and development space. The amended lease agreement expires on July 31, 2003. From August 2002 until December 2003 the aggregate monthly lease payments was $16,606. In January 2004, the Company amended the lease to reduce the occupied office space to 7,500 square feet with an aggregate monthly lease payment of $9,290 inclusive of utilities and costs and expiring on July 31, 2006. In March 2006 the Company entered into a new sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

Office rent expense recorded by the Company for the year ended March 31, 2006, was $102,194 [2005 - $111,480] and [2004- $155,375].

The total operating lease obligations under the lease for office space is $381,484 of which the Company's minimum commitment is as follows:

2007                                                               $  58,056
2008                                                                  71,061
2009                                                                  73,192
2010                                                                  75,388
2011                                                                  77,650
2012                                                                  26,137
                                                                   ---------
                                                                   $ 381,484
                                                                   =========

14. SUBSEQUENT EVENT

On May 12, 2006, the Company became aware of a complaint filed on May 4, 2006 against it and certain of officers and employees by digEcor, Inc., ("digEcor") in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleges breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor is seeking, among other things, an injunction to prevent the Company from selling or licensing certain digital rights management
(DRM) technology "to any other party besides digEcor" and "from engaging in any competition with digEcor until after 2009." digEcor is also seeking "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." The Company believes this action is related to the purchase order placed in the normal course of business on November 11, 2005 for 1,250 digEplayers(TM) with contract manufacturer, Maycom Co., Ltd. ("Maycom"). Maycom was paid progress payments with final payments made in full for the order by the Company, and directly by digEcor, in March 2006. Maycom has failed to timely deliver the order resulting in this complaint.

The Company is unable to determine at this time the impact this complaint and matter may have on its financial position or results of operations if Maycom does not timely fulfill its obligation and the Company is unable to deliver product to digEcor in a timely manner. The Company has not recognized any revenue or costs related to products associated with this order. The Company intends to seek restitution from Maycom for any damages it may incur from this matter and the digEcor complaint though recovery is not assured. At March 31, 2006 the Company recorded an impairment charge of $603,750 to expense as cost of revenues the value of deposits made to Maycom that have become impaired as a result of Maycom's nonperformance.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
e.Digital Corporation
San Diego, CA

Our audits of the consolidated financial statements referred to in our report dated June 28, 2006 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedules of e.Digital Corporation (the "Company"), listed in Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our report covering the basic financial statements indicates that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the financial statements do not include any adjustments, that might result from the outcome of this uncertainty.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Santa Ana, CA
June 28, 2006
e.Digital Corporation
Schedule II - Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                         Balance at       Charged to
                                        beginning of       cost and                          Balance at end
             Description                   period           expense         Deductions         of period
-------------------------------------- ---------------- ---------------- ------------------ ----------------
Year ended March 31, 2006                       --              --                 --                 --
Year ended March 31, 2005                 $174,255              --            174,255                 --
Year ended March 31, 2004                 $138,236          36,018                 --           $174,255


RESERVE FOR OBSOLESCENCE


                                         Balance at       Charged to
                                        beginning of       cost and                          Balance at end
             Description                   period           expense         Deductions         of period
-------------------------------------- ---------------- ---------------- ------------------ ----------------
Year ended March 31, 2006                       --              --                 --                 --
Year ended March 31, 2005                  $ 4,600              --              4,600                 --
Year ended March 31, 2004                  $ 6,435              --              1,835            $ 4,600


WARRANTY RESERVE


                                         Balance at       Charged to
                                        beginning of       cost and                          Balance at end
             Description                   period           expense         Deductions         of period
-------------------------------------- ---------------- ---------------- ------------------ ----------------
Year ended March 31, 2006                  $15,789              --                 --            $15,789
Year ended March 31, 2005                  $15,789              --                 --            $15,789
Year ended March 31, 2004                  $53,451              --             37,662            $15,789