Form 10-Q
period 2006-06-30
E DIGITAL CORP
filed 2006-08-14
CIK 886328

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                         Commission File Number 0-20734

                              e.Digital Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                           33-0591385
 (State or other jurisdiction of                       (I.R.S. Empl. Ident. No.)
 incorporation or organization)

          16770 West Bernardo Drive, San Diego, California         92127
         (Address of principal executive offices)                (Zip Code)

                                 (858) 304-3016
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.


Large Accelerated Filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of August 8, 2006 a total of 200,468,500 shares of the Registrant's Common Stock, par value $0.001, were issued and outstanding.

================================================================================
e.DIGITAL CORPORATION

                                      INDEX

                                                                                  Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of June 30, 2006 and
                  and March 31, 2006                                               3

                  Consolidated Statements of Operations for the three
                  months ended June 30, 2006 and 2005                              4

                  Consolidated Statements of Cash Flows for the three
                  months ended June 30, 2006 and 2005                              5

                  Notes to Interim Consolidated Financial Statements               6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                           12

         Item 3. Quantitative and Qualitative Disclosure about Market Risk        16

         Item 4. Controls and Procedures                                          16

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                               17
         Item 1A. Risk Factors                                                    17
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     23
         Item 3.  Defaults Upon Senior Securities                                 23
         Item 4.  Submission of Matters to a Vote of Security Holders             23
         Item 5.  Other Information                                               23
         Item 6.  Exhibits                                                        23

SIGNATURES                                                                        24

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2006       March 31, 2006
                                                                                        (Unaudited)
                                                                                             $                  $
                                                                                      -------------------------------------
ASSETS
Current
Cash and cash equivalents                                                                      502,979           1,058,723
Accounts receivable, trade                                                                           -               2,670
Deposits and prepaid expenses                                                                   68,778              31,667
                                                                                      -------------------------------------
Total current assets                                                                           571,757           1,093,060
                                                                                      -------------------------------------
Property and equipment, net of accumulated depreciation of
   $605,714 and $593,266, respectively                                                          50,060              62,508
                                                                                      -------------------------------------
    Total assets                                                                               621,817           1,155,568
                                                                                      =====================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade                                                                        369,250             261,196
Other accounts payable and accrued liabilities                                                  84,986             107,145
Accrued lease liability                                                                        515,000             515,000
Accrued employee benefits                                                                      153,020             117,108
Dividends                                                                                      436,013             402,305
Customer deposits                                                                              813,420             793,750
Convertible subordinated promissory notes, less $735,354 and $1,103,031
   for unamortized debt discount, respectively                                                 764,646             396,969
Unsecured promissory notes                                                                   1,040,188           1,015,954
                                                                                      -------------------------------------
    Total current liabilities                                                                4,176,523           3,609,427
                                                                                      -------------------------------------

                                                                                      -------------------------------------
    Total liabilities                                                                        4,176,523           3,609,427
                                                                                      -------------------------------------
Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
  Series D Convertible Preferred stock 250,000 shares designated: 96,000 shares issued and outstanding, each period. Liquidation preference
    of $1,363,042 and $1,334,321, respectively                                                 960,000             960,000
  Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
    2,500 shares issued and outstanding, each period. Liquidation preference
    of $282,329 and $277,342 respectively                                                      250,000             250,000
Common stock, $0.001 par value, authorized 300,000,000,
   200,431,000 shares outstanding each period                                                  200,431             200,431
Additional paid-in capital                                                                  73,766,547          73,710,110
Dividends                                                                                     (436,013)           (402,305)
Accumulated deficit                                                                        (78,295,671)        (77,172,095)
                                                                                      -------------------------------------
Total stockholders' deficit                                                                 (3,554,706)         (2,453,859)
                                                                                      -------------------------------------

Total liabilities and stockholders' deficit                                                    621,817           1,155,568
                                                                                      =====================================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        For the three months ended
                                                                                 June 30,
                                                                           2006             2005
                                                                            $                $
                                                                     ----------------------------------
Revenues:
   Products                                                                    21,105          965,730
   Services                                                                         -           32,479
                                                                     ----------------------------------
                                                                               21,105          998,209
                                                                     ----------------------------------
Cost of revenues:
   Products                                                                    16,612          822,642
   Services                                                                         -            4,875
                                                                     ----------------------------------
                                                                               16,612          827,517
                                                                     ----------------------------------
Gross profit                                                                    4,493          170,692
                                                                     ----------------------------------
Operating expenses:
   Selling and administrative                                                 335,569          338,644
   Research and related expenditures                                          352,609          361,921
                                                                     ----------------------------------
          Total operating expenses                                            688,178          700,565
                                                                     ----------------------------------

Operating loss                                                               (683,685)        (529,873)
                                                                     ----------------------------------
Other income (expense):
   Interest income                                                              7,989            5,213
   Interest expense                                                          (447,410)        (121,316)
   Other                                                                         (470)          (1,300)
                                                                     ----------------------------------
          Other income (expense)                                             (439,891)        (117,403)
                                                                     ----------------------------------
Loss and comprehensive loss for the period                                 (1,123,576)        (647,276)
Accrued dividends on the Series D and EE Preferred stock                      (33,708)         (43,100)
                                                                     ----------------------------------
Loss attributable to common stockholders                                   (1,157,284)        (690,376)
                                                                     ==================================
Loss per common share - basic and diluted                                       (0.01)           (0.00)
                                                                     ==================================

Weighted average common shares outstanding                                200,431,000      175,208,630
                                                                     ==================================

See notes to interim consolidated financial statements e.Digital Corporation and subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the three months ended
                                                                                               June 30
                                                                                      2006              2005
OPERATING ACTIVITIES                                                                    $                 $
                                                                                 ----------------   --------------
Loss for the period                                                                   (1,123,576)        (647,276)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                                        12,448           16,022
     Accrued interest and accretion relating to secured promissory notes                  28,125           28,125
     Amortization of debt discount in connection with repricing of conversion
         and warrants related to 12% convertible subordinated promissory notes           367,677           58,045
    Stock-based compensation                                                              56,437                -
Changes in assets and liabilities:
     Accounts receivable, trade                                                            2,670           28,642
     Prepaid expenses and other                                                          (37,111)        (443,213)
     Accounts payable, trade                                                             108,054          (23,858)
     Other accounts payable and accrued liabilities                                      (28,125)         (24,998)
     Customer deposits                                                                    19,670          246,940
     Accrued employee benefits                                                            35,912           27,577
     Deferred rent                                                                         5,966                -
     Deferred revenue                                                                          -           (8,335)
                                                                                 ----------------   --------------
Cash (used in) operating activities                                                     (551,853)        (742,329)
                                                                                 ----------------   --------------
INVESTING ACTIVITIES
Purchase of property and equipment                                                             -                -
                                                                                 ---------------------------------
Cash (used in) investing activities                                                            -                -
                                                                                 ---------------------------------
FINANCING ACTIVITIES
Payment on 15% Unsecured Note                                                             (3,891)          (5,061)
                                                                                 ---------------------------------
Cash (used in) provided by financing activities                                           (3,891)          (5,061)
                                                                                 ---------------------------------
Net increase (decrease) in cash and cash equivalents                                    (555,744)        (747,390)
                                                                                 ----------------   --------------
Cash and cash equivalents, beginning of period                                         1,058,723        1,289,253
                                                                                 ----------------   --------------
Cash and cash equivalents, end of period                                                 502,979          541,863
                                                                                 ================   ==============

Supplemental schedule of noncash investing and financing activities:
   Cash paid for interest                                                                 51,608           35,146
   Deemed dividends on Series D and EE preferred stock                                    33,708           43,100
   Discount on 12% Convertible Subordinated Promissory Notes                             367,677          120,062

See notes to interim consolidated financial statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. The Company provides engineering services, product reference designs and technology platforms to customers focusing on the digital video/audio and player/recorder markets. The Company has innovated a proprietary secure digital video/audio technology platform ("DVAP") and produces the eVU(TM) mobile entertainment device for the travel and recreational industries. The Company also believes it has a potentially important portfolio of patents for licensing related to the use of flash memory in portable devices.

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2006, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2006 filed on Form 10-K.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $78,295,671 at June 30, 2006. At June 30, 2006, the Company had a working capital deficiency of $3,604,766. Substantial portions of the losses are attributable to marketing costs for new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to new business customers and new markets and (c) raising additional capital and/or obtaining financing.

There can be no assurance the Company can successfully accomplish these steps and it is uncertain it will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event the Company is unable to continue as a going concern, management may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated interim financial statements.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB finalized SFAS No. 123(R), "Share-Based Payment," which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) as discussed in Footnote 4, Stock-Based Compensation.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. The statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The statement also describes the manner in which it should be initially applied. Management does not expect the adoption of SFAS 156 to have a material effect on results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine its effects, if any, on results of operations or financial position.

3. LOSS PER SHARE
Stock options, warrants and convertible preferred stock exercisable into 64,446,302 shares of common stock were outstanding as at June 30, 2006. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss attributable to common stockholders was increased during the three months ended June 30, 2006 and 2005 by accrued dividends of $33,708 and $43,100, respectively. The loss attributable to common stockholders is computed as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended June 30,
                                                                                       2006                 2005
---------------------------------------------------------------------------------------------------------------------------
Loss and comprehensive loss                                                $    (1,123,576)              $(647,276)
Dividends on Series D and EE preferred stock                                       (33,708)                (43,100)
---------------------------------------------------------------------------------------------------------------------------
Loss attributable to common stockholders                                   $    (1,157,284)              $(690,376)
---------------------------------------------------------------------------------------------------------------------------

4. STOCK -BASED COMPENSATION

The Company has adopted stock plans as summarized in Note 8 below. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised
2004), "Share -Based Payment", effective April 1, 2006. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. The Company recognizes stock compensation expense ratably over the vesting period of individual option grants. The Company has no awards with market or performance conditions. All stock compensation recorded during the quarter ended June 30, 2006 has been accounted for as an equity instrument. Prior to April 1, 2006 the Company followed the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations for stock compensation.

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The fair values of options issued in prior periods are not revised for comparative purposes and the financial statements of prior interim and fiscal periods do not reflect any restated amounts. The unrecognized expense of awards not yet vested as of April 1, 2006, the date of SFAS 123R adoption, is now being recognized as an expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed in the Company's previous filings.

The Company's employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer, among others, and are often exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. Under the provisions of SFAS 123R the Company recorded $56,437 of stock compensation expense in its unaudited Statement of Operations for the three months ended June 30, 2006 ($31,433 included in selling and administrative costs and $25,004 included in research and related expenditures). All of this expense relates to prior year awards vesting after April 1, 2006 as no options were granted in the fiscal quarter ended June 30, 2006, the first period after the adoption of SFAS 123R. Accordingly, there was no weighted-average estimated fair value of options granted for the first quarter. The weighted-average estimated fair value of unvested options was $0.07 at April 1, 2006 and the weighted-average estimated fair value of options vested during the first quarter was $0.09.

Based on historical experience of option pre-vesting cancellations and future expectations, the Company has assumed an annualized forfeiture rate of 5%. Under the true-up provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Since the Company has a net operating loss carryforward as of June 30, 2006, no excess tax benefit for the tax deductions related to stock-based awards were recognized in the Statement of Operations for the quarter ended June 30, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended June 30, 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period.

         -----------------------------------------------------------------------------------------------
                                                                                          Three Months
                                                                                             Ended
                                                                                         June 30, 2005
         -----------------------------------------------------------------------------------------------
         Net loss attributable to common shareholders                                        $(690,376)
         Plus: Stock-based employee compensation expense included in reported net
         loss                                                                                       -0-
         Less:  Total stock-based employee compensation expense determined using
                    fair value based method                                                      37,707
                                                                                       -----------------
         Pro forma net loss attributable to common stockholders                              $(728,083)
                                                                                       =================
         Net loss per common share - basic
           and diluted - pro forma                                                              ($0.00)
                                                                                       =================
         Net loss per common share - basic
           and diluted - as reported                                                            ($0.00)
                                                                                       =================

During the three months ended June 30, 2005, under APB 25, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero percent for each period; expected volatility of 76 percent; risk-free interest rates of 3.02 percent; and expected life of 2.5 years.

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28. The total estimated compensation cost of options granted but not yet vested as of April 1, 2006 of approximately $341,000 is expected to be recognized over the weighted average period of 1.9 years.

5. PROMISSORY NOTES

12% Convertible Subordinated Promissory Notes

In October 2005, the Company's 12% Subordinated Promissory Notes were modified by extending the maturity date to December 31, 2006 and to increase the maximum allowable note amount from $1,000,000 to $1,500,000 and all $500,000 of additional notes were sold. Noteholders acquiring 12% Subordinated Promissory Notes on or after October 26, 2005 are entitled to receive a royalty equal to
(i) the principal of the 12% Subordinated Promissory Note purchased divided by
(ii) $500,000 multiplied by (iii) Twenty Dollars ($20.00) for each entertainment device sold during the calendar years of 2006, 2007 and 2008. The outstanding 12% Subordinated Promissory Notes were also amended such that the principal amount was convertible and on February 24, 2006 the conversion price was adjusted from $0.19 per share to $0.08 per share pursuant to an antidilution adjustment. A debt discount of $1,225,590 was recorded to reflect the value of the reduced conversion price of the debt and the value of repricing 2,000,000 warrants originally granted to holders and this amount is being amortized over the remaining term of the notes. At June 30, 2006 the unamortized debt discount was $735,354.

Unsecured Promissory Notes

At June 30, 2006 the Company had two 15% unsecured promissory notes outstanding as follows:

         15% unsecured note, as amended effective June 30, 2006,
           principal and interest due at maturity on December 31, 2006                   $750,000
         15% unsecured note, as restated effective June 30, 2006, monthly payments of $5,000 due with the balance of principal and interest due at maturity
           on December 31, 2006                                                           290,188
                                                                                       ----------
                                                                                       $1,040,188
                                                                                       ==========

6. STOCKHOLDERS' EQUITY

The following table summarizes stockholders' equity transactions during the three-month period ended June 30, 2006:

-------------------------------- ------------------------ ------------------------ ---------------- ----------- -------------
                                                                                      Additional
                                     Preferred stock            Common stock           Paid-in                    Accumulated
                                   Shares      Amounts       Shares      Amounts       Capital      Dividends      Deficit
-------------------------------- ---------- ------------- ------------- ---------- ---------------- ----------- -------------
Balance, March 31, 2006             98,500  $  1,210,000   200,431,000   $200,431     $ 73,710,110  $(402,305)  $(77,172,095)
Accrued dividends on Series D
Preferred Stock                          -             -             -          -                -    (28,721)             -
Accrued dividends on Series EE
Preferred Stock                          -             -             -          -                -     (4,987)             -
Non-cash stock  based
compensation                             -             -             -          -           56,437          -              -

Loss for the period                      -             -             -          -                -          -     (1,123,576)
-------------------------------- ---------- ------------- ------------- ---------- ---------------- ----------- -------------
Balance, June 30, 2006              98,500  $  1,210,000   200,431,000   $200,431     $ 73,766,547  $(436,013)  $(78,295,671)
-------------------------------- ---------- ------------- ------------- ---------- ---------------- ----------- -------------

7. PREFERRED STOCK

Convertible Non-Redeemable Series D

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.08 subject to certain adjustments if the Company issues shares at prices lower than $0.08. At June 30, 2006 the 96,000 shares of the Series D Stock outstanding were convertible into 17,038,027 shares of common stock. The Series D Stock shall be subject to automatic conversion on December 31, 2007.

Convertible Redeemable Series EE

On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the "Series EE Stock") at a per share price of $100 for an aggregate amount of $1,850,000. The Series EE Stock is redeemable in certain instances at the Company's option eighteen month upon the occurrence of certain triggering events. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the election of the company. The stated dollar amount of Series EE Stock, is convertible into fully paid and nonassessable shares of common stock at a conversion price $0.08 per share, subject to certain adjustments if the Company issues shares at prices lower than $0.08. At June 30, 2006, the 2,500 shares of Series EE Stock outstanding were convertible into 3,529,109 shares of common stock. The Series EE Stock shall be subject to automatic conversion on or about November 30, 2006 subject to certain conditions.

8. OPTIONS AND WARRANTS

Options

The Company has stock options outstanding under two stock option plans. The 1994 Stock Option Plan entitled certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and expired on August 18, 2004. At June 30, 2006 there were options outstanding on 3,856,666 common shares pursuant to the 1994 Plan.

The 2005 Equity-Based Compensation Plan was approved by the stockholders on August 5, 2005 and covers a maximum aggregate of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants. At June 30, 2006 there were options outstanding on 7,190,000 common shares pursuant to the 2005 Plan with 2,810,000 options available for future grant under the 2005 Plan.

The following table summarizes stock option activity for the period:

                                                                                        Weighted average
                                                                 Shares                  exercise price
                                                                    #                          $
--------------------------------------------------------------------------------------------------------
Outstanding March 31, 2006                                    11,071,666                    0.1885
Granted                                                                -                         -
Canceled/expired                                                 (25,000)                     2.00
Exercised                                                              -                         -
--------------------------------------------------------------------------------------------------------
Outstanding June 30, 2006                                     11,046,666                    0.1844
--------------------------------------------------------------------------------------------------------
Exercisable at June 30, 2006                                   5,534,163                    0.2209
--------------------------------------------------------------------------------------------------------

Options outstanding are exercisable at prices ranging from $0.09 to $1.43 and expire over the period from 2006 to 2011 with an average life of 3.8 years.

Share warrants
The Company has outstanding share warrants as of June 30, 2006, granted in connection with private placements and convertible notes payable, entitling the holders to purchase one common share for each warrant held as follows (subject to certain future antidilution price protection):

                                       Number of               Exercise Price
Description                        Common Shares                  Per Share $              Expiration Date
----------------------------------------------------------------------------------------------------------
Warrant                                   37,500                         0.08           September 30, 2006
Warrant                                1,600,000                         0.08                June 30, 2007
Warrant                                3,070,000                         0.08            November 30, 2007
Warrant                                4,687,500                         0.10            February 28, 2009
Warrant                                4,687,500                         0.09             February 4, 2007
----------------------------------------------------------------------------------------------------------
Total                                 14,082,500                         0.09 Average
----------------------------------------------------------------------------------------------------------

No warrants were granted, exercised or expired during the three months ended June 30, 2006. Subsequent to June 30, 2006 a total of 37,500 warrants were exercised at $0.08 per share.

9. LITIGATION

On May 12, 2006, the Company became aware of a complaint filed on May 4, 2006 against it and certain of officers and employees by digEcor, Inc., ("digEcor") in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleges breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor is seeking, among other things, an injunction to prevent the Company from selling or licensing certain digital rights management
(DRM) technology "to any other party besides digEcor" and "from engaging in any competition with digEcor until after 2009." digEcor is also seeking "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." The Company believes this action is related to a purchase order placed in the normal course of business on November 11, 2005 for 1,250 digEplayers with contract manufacturer, Maycom Co., Ltd. ("Maycom"). Maycom was paid progress payments with final payments made in full for the order by the Company, and directly by digEcor, in March 2006. Maycom has failed to timely deliver the order resulting in this complaint. The Company has received recent verbal and written assurances from Maycom that they intend to perform under the purchase order but there can be no assurance thereof or the impact this may have on the litigation.

In August 2006 the Company filed a motion seeking to amend its response and counterclaims including seeking an injunction against digEcor from manufacturing and selling their planned next generation player based on alleged improper use of the Company's confidential information.

The Company is unable to determine at this time the impact this complaint and matter may have on its financial position or results of operations if Maycom does not timely fulfill its obligation and the Company is unable to deliver product to digEcor in a timely manner. The Company has not recognized any revenue or costs related to products associated with this order. The Company intends to seek restitution from Maycom for any damages it may incur from this matter and the digEcor complaint though recovery is not assured. At March 31, 2006 the Company recorded an impairment charge of $603,750 to expense as cost of revenues the value of deposits made to Maycom that became impaired as a result of Maycom's nonperformance.

10. COMMITMENTS AND CONTINGENCIES

The Company depends on contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on the Company's business. Production and pricing by each such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

11. MAJOR CUSTOMERS AND SUPPLIERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to one customer comprised 100% of revenue for the three months ended June 30, 2006. Sales to one customer comprised 99% of revenue for the three months ended June 30, 2005.

12. INCOME TAX

At June 30, 2006, a 100% valuation allowance has been provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is not more likely than not that the deferred tax asset will be realized.

The Company has U.S. federal net operating loss carryforwards available at March 31, 2006 of approximately $55,250,000 [2005 - $53,300,000] that will begin to expire in 2006. The Company has state net operating loss carryforwards of $17,600,000 [2005 - $16,400,000] that will begin to expire in 2006. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2006.

Cautionary Note on Forward Looking Statements

In addition to the other information in this report, the factors listed below should be considered in evaluating our business and prospects. This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

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

We also believe we have a potentially important portfolio of patents for licensing related to the use of flash memory in portable devices and we are investigating monetizing our patent portfolio.

Our primary strategy for future quarters is to produce branded eVU devices for customer orders. eVU is targeted at business opportunities for secure hard drive-based closed system video products loaded with desirable movie, television, music, informational, and educational content, rented or provided to customers. We have commenced initial eVU deliveries to select target customers. We are focused on U.S. and international companies in the healthcare, military, and travel and leisure industries who desire to brand and market eVU to consumers at their facilities. We have developed logistic and secure content solutions to enable customers to rapidly deploy, operate and maintain eVUs for target customers. In addition to offering eVUs for sale we expect to provide eVU solutions on a periodic payment program.

Overall Performance

We have incurred significant operating losses and negative cash flow from operations in the current period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $78,295,671 and a a working capital deficit of $3,604,766 at June 30, 2006. We have experienced a substantial reduction in cash that adversely affects our liquidity. Our operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to business customers and markets and (c) raising additional capital and/or obtaining third party financing.

For the three months ended June 30, 2006:

      o Our revenues were $21,000. Sales to one customer accounted for 100% of our revenues and our results have been highly dependent on the timing and quantity of orders by this customer and the potential of other customers. At June 30, 2006 we had approximately $1.2 million of orders in production for this customer but delivery by our contractor is behind schedule and not assured (See Note 9 - Litigation, above). Although we expect growing orders for eVU players in future quarters we do not expect future digEplayer orders as our customer has announced an alternative supplier has been selected for a replacement product. The failure to obtain eVU orders or delays of future orders could have a material impact on our operations.

      o We recorded a gross profit of $4,500 compared to a gross profit of $170,700 for the first quarter of fiscal 2006. Gross profit decreased due to the decrease in product being completed and shipped and the digEcor litigation that has hindered the closing of volume eVU orders.

      o Operating expenses were $688,000 a decrease from $700,600 for the first quarter of 2006 due primarily to reduced personnel and legal costs in the current period.

      o Other income and expenses were a net expense of $440,000 consisting primarily of interest expense of $447,410 including non-cash interest of $367,700 related to amortization of debt discount.

      o Our net loss increased to $1.1 million from $647,000 for the comparable three months ended June 30, 2006 and the net loss attributable to common stockholders after non-cash deemed and imputed dividends on preferred stock increased to $1.1 million from $0.7 million for the quarter ended June 30, 2006.

Our monthly cash operating costs have been on average approximately $180,000 per month for the period ending June 30, 2006. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue research and development. The introduction of the eVU may also require additional expenditures, the amount and timing not currently estimable by management. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business See Part II, Item 1A (Risk Factors) below.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, and intangible assets, taxes, impairment of long-lived assets, product warranty, stock-based compensation, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K for March 31, 2006, except for the adoption of SFAS No. 123(R).

We do not have off-balance sheet arrangements, financings, or relationships with unconsolidated entities or other persons, also known as "special purposes entities" (SPEs).

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005 For the first three months of fiscal 2007, we reported total revenues of $21,105 a 98% decrease from total revenues of $998,209 for the first three months of fiscal 2006. Product revenues for the quarter ending June 30, 2006 were $21,105 compared to $965,730 for the quarter ending June 30, 2005. The decrease in product revenue for the first three months ended June 30, 2006, resulted from the digEplayer order delay described further in Note 9 above, no new orders for digEplayers and the digEcor litigation which has hindered closing volume eVU orders. We expect growing orders for eVU players in future quarters but do not expect future digEplayer orders as our customer has announced an alternative supplier has been selected for a replacement product.

We had no service revenues for the three months ended June 30, 2006 as we focused on our internally developed eVU product. We had service revenues of $32,479 for the comparable quarter of the prior year.

Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of engineering support and services. Cost of sales for the three months ended June 30, 2006 consisted of $16,612 of product costs. Cost of sales for the three months ended June 30, 2005 consisted of $822,642 of product costs and $4,875 of service costs, consisting primarily of manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Although we do not anticipate any significant future contract losses, we cannot guarantee that we can maintain positive gross margins in the future or with future customers.

Gross profit for the first three months of fiscal 2006 was $4,493 compared to $170,692 for the first three months of fiscal 2005. Gross profit as a percent of sales for the first quarter of fiscal 2007 was 21% compared to 17% for the same period last year. Gross profit percentage is highly dependent on sales, price, volume, purchasing costs and overhead allocations. Gross margins may vary significantly from period to period. At the present time, warranty costs are not significant.

Selling and administrative expenses include payroll, employee benefits, and other costs associated with finance, customer support functions, facilities and depreciation expenses. Selling and administrative costs for the three months ended June 30, 2006, was $335,569 compared to $338,644 for the first three months of fiscal 2006. Recent quarterly selling and administrative expenses have been relatively constant as we maintained staffing levels and had no significant outside selling costs. However in the future we may incur additional legal costs associated with current litigation costs and additional costs to comply with
Section 404 of the Sarbanes-Oxley Act.

Research and development expenses include payroll, employee benefits, and other costs associated with product development. Research and development expenses may also include third-party development and programming costs. Research and related expenditures for the three months ended June 30, 2006 were $352,609, as compared to $361,921 for the three months ended June 30, 2005. The decrease of $9,312 can be attributed to the decrease of $25,888 in personnel and related costs and a decrease of $33,096 for consulting and professional services offset by an increase of $42,178 in startup production costs associated with the development of our eVU player. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $683,685 for the three months ended June 30, 2006, as compared to an operating loss of $529,873 for the three months ended June 30, 2005. The increased operating loss resulted primarily from the reduced margins of $166,000 offset by reduced operating expenses of $12,000 in spite of increased non-cash stock-based compensation expense of $56,000 in the current quarter due to the change in reporting option costs. We believe, but we cannot guarantee, that our strategy of investing in digital video and audio platform developments will provide positive margins in the future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the three months ended June 30, 2006 are not necessarily indicative of operating results for future periods or the fiscal year.

We reported interest expense of $447,410 for the three months ended June 30, 2006 versus $121,316. The increase in interest expense can be attributed to the amortization of the debt discount associated with our convertible subordinated notes.

We reported a loss for the first three months of fiscal 2007 of $1,123,576 as compared to a loss of $647,276 for the prior first three months of fiscal 2005.

The loss attributable to common stockholders for the three months ended June 30, 2006 and 2005 was $1,157,284 and $690,376, respectively. Included in the loss attributable to common stockholders for the period ending June 30, 2006 were accrued dividends on the Series D and Series EE stock of $28,721 and $4,987, respectively. Included in the loss attributable to common stockholders for the period ending June 30, 2005 were accrued dividends on the Series D and Series EE stock of $33,450 and $9,650, respectively.

Liquidity and Capital Resources

At June 30, 2006, we had working capital deficit of $3,604,766 compared to a working capital deficit of $2,516,367 at March 31, 2006. Cash used in operating activities for the three month period ended June 30, 2006 was $551,853 resulting primarily from the $1,123,576 loss for the period reduced by non-cash expenses of $464,687 and further impacted by a decrease of $2,670 in accounts receivable, an increase of $37,111 in prepaid expenses, an increase of $108,054 in accounts payable, an increase of $13,753 accruals and an increase of $19,670 in customer deposits.

For the three months ended June 30, 2006 and 2005, cash used in financing activities was $3,891 and $5,061, respectively resulting from principal payments on the 15% unsecured notes.

At June 30, 2006, we had no net accounts receivable as compared to $2,670 at March 31, 2006. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At June 30, 2006, we had cash and cash equivalents of $502,979. Other than cash and cash equivalents, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position and assuming currently planned expenditures and level of operation, we believe we will require approximately $1.5 million of additional funds for the next twelve months of operations. We will also be required to renegotiate the terms or make payments on our 15% unsecured debt of approximately $1.1 million due at December 31, 2006 and our $1.5 million of convertible debt if it is not converted prior to maturity at December 31, 2006. However, actual results could differ significantly from management plans. We believe we may be able to obtain some additional funds from future product margins from product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need to seek equity or debt financing in the next twelve months for working capital and we may need to seek equity or debt financing for payment of existing debt obligations and other obligations reflected on our balance sheet.

There can be no guarantee that we will be able to raise additional equity or debt financing, if required, and/or renegotiate the terms of debts as they arise. We may also require additional capital to finance future developments and improvements to our technologies or develop new technologies and market our products.

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

Future Commitments and Financial Resources

As of June 30, 2006, our contractual obligations and commercial commitments are summarized below:

  Cash Contractual Obligations by Period         Total       Less than 1 year    1 - 2 years     2 - 3 years     Over 3 years
12% Subordinated Convertible
Promissory Notes (1)                          $ 1,590,000        $ 1,590,000       $        -      $        -      $        -

15% Unsecured Promissory Notes (2)              1,117,915          1,117,915                -               -               -
Operating Lease (3)                               369,873             58,056          144,253         153,038          14,526
                                          ---------------- ------------------ ---------------- --------------- ---------------
Total cash obligations                        $ 3,077,788        $ 2,765,971        $ 144,253       $ 153,038       $  14,526
                                          ================ ================== ================ =============== ===============

      1 Includes estimated interest to maturity at December 31, 2006 and that the notes are not converted to common stock.

      2 Includes two 15% unsecured notes and estimated future interest payments to maturity at December 31, 2006.

      3     Office sublease agreement.

We have an accrued lease liability of $515,000 that arose in the normal course of business for equipment. This amount is approximately ten years old. The accrued lease liability reflects management's best estimate of amounts due for matters in dispute. Settlement of this liability may either be more or less than the amount recorded in our consolidated financial statements and accordingly may be subject to measurement uncertainty in the near term.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $502,979 and our debt of $2,540,188. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At June 30, 2006, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Annual Report on Form 10-K at March 31, 2006 we disclosed a material weakness related to closing our general ledger and the preparation of our Form 10-Q for the quarter ended September 30, 2005 that resulted in a restatement. We believe we have implemented actions to address the deficiency and to enhance the reliability and effectiveness of our control procedures.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have only fifteen employees and these employees work at one location. The small number of employees is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible. While the SEC had indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings
On May 12, 2006, we became aware of a complaint filed on May 4, 2006 against us and certain of our officers and employees by digEcor, Inc., ("digEcor") in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleges breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor is seeking, among other things, an injunction to prevent us from selling or licensing certain digital rights management (DRM) technology "to any other party besides digEcor" and "from engaging in any competition with digEcor until after 2009." digEcor is also seeking "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." We believe this action is related to a purchase order placed in the normal course of business on November 11, 2005 for 1,250 digEplayers with contract manufacturer, Maycom Co., Ltd. ("Maycom"). Maycom was paid progress payments with final payments made in full for the order by the Company, and directly by digEcor, in March 2006. Maycom has failed to timely deliver the order resulting in this complaint. We have received recent verbal and written assurances from Maycom that they intend to perform under the purchase order but there can be no assurance thereof or the impact this may have on the litigation.

In August 2006 we filed a motion seeking to amend our response and counterclaims including seeking an injunction against digEcor from manufacturing and selling their planned next generation player based on alleged improper use of the Company's confidential information.

We are unable to determine at this time the impact this complaint and matter may have on our financial position or results of operations if Maycom does not timely fulfill its obligation and we are unable to deliver product to digEcor in a timely manner. We have not recognized any revenue or costs related to products associated with this order. We intend to seek restitution from Maycom for any damages we may incur from this matter and the digEcor complaint though recovery is not assured. At March 31, 2006 we recorded an impairment charge of $603,750 to expense as cost of revenues the value of deposits made to Maycom that became impaired as a result of Maycom's nonperformance.

Item 1A. Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. See "Cautionary Note on Forward Looking Statements" within this document. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K for March 31, 2006, except as follows:

      |X| We updated our risk factor related to limited customers to reflect the fact that we do not expect future orders for the digEplayer.

      |X| We added a new risk factor under "Risks Related to Intellectual Property and Government Regulation" regarding risks associated with the requirement to implement Section 404 of the Sarbanes-Oxley Act in future periods.

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

     Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction in cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal year 2007 to date, fiscal year 2006 and in prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company's ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

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

     We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. One customer, Mezzo, accounted for approximately 100% of revenues for the year ended June 30, 2006. We do not expect future orders from digEcor and if we are unable to obtain new customers for our new eVU product reduced sales may have a material adverse effect on our operations. In May 2006, the company and certain of its officers were sued by digEcor. We are unable to determine at this time the impact this litigation and matter may have on our financial position or results of operations.

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

Risks Related to Operations

     We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Has Been and Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on two suppliers for manufacturing the digEplayer and eVU products. We depend on our contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future. Failure to deliver by one supplier has had a significant impact on our operations.

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

     Failure to Achieve and Maintain Effective Internal Controls in accordance with Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect On Our Business. As a public company, we will be required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors that both addresses management's assessments and provides for the independent auditor's assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal controls also will involve significant costs and can divert our management's attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
     Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

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

(a)  NONE
(b)  NONE
(c)  NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Item 5. Other Information

(a) NONE
(b) NONE

Item 6. Exhibits

Exhibit 31.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, President (Principal Executive Officer).

Exhibit 31.2 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Interim Accounting Officer (Principal Accounting Officer).

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, President (Principal Executive Officer) and Robert Putnam, Interim Accounting Officer (Principal Accounting Officer).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 e.DIGITAL CORPORATION

Date:    August 14, 2006         By: /s/ ROBERT PUTNAM
                                     ----------------------------------------
                                         Robert Putnam, Interim Chief Accounting
                                         Officer (Principal Accounting and
                                         Financial Officer and duly authorized
                                         to sign on behalf of the Registrant)