Form 10-Q
period 2006-09-30
E DIGITAL CORP
filed 2006-11-13
CIK 886328

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

                For the quarterly period ended September 30, 2006

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

As of November 1, 2006 a total of 216,509,686 shares of the Registrant's Common Stock, par value $0.001, were issued and outstanding.


================================================================================
e.DIGITAL CORPORATION


                                      INDEX

                                                                                   Page
PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of September 30, 2006 and
                  and March 31, 2006
 3

                  Consolidated Statements of Operations for the three and six
                  months ended September 30, 2006 and 2005                             4

                  Consolidated Statements of Cash Flows for the three and six
                  months ended September 30, 2006 and 2005                             5

                  Notes to Interim Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                               13
         Item 3. Quantitative and Qualitative Disclosure about Market Risk            18

         Item 4. Controls and Procedures                                              19


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                   19

         Item 1A. Risk Factors                                                        20

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         25

         Item 3.  Defaults Upon Senior Securities                                     25

         Item 4.  Submission of Matters to a Vote of Security Holders                 25

         Item 5.  Other Information                                                   25

         Item 6.  Exhibits and Reports on Form 8-K                                    25


SIGNATURES                                                                            26






Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

                                        CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                                     September 30,    March 31,
                                                                                         2006           2006
                                                                                      (Unaudited)
                                                                                           $              $
                                                                                      -----------    -----------
ASSETS
Current
Cash and cash equivalents                                                                 631,213      1,058,723
Accounts receivable, trade                                                                    256          2,670
Inventory                                                                                  46,565           --
Deposits and prepaid expenses                                                              59,007         31,667
                                                                                      -----------    -----------
Total current assets                                                                      737,041      1,093,060
                                                                                      -----------    -----------
Property and equipment, net of accumulated depreciation of
   $621,078 and $593,266, respectively                                                     34,696         62,508
                                                                                      -----------    -----------
    Total assets                                                                          771,737      1,155,568
                                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade                                                                   517,937        261,196
Other accounts payable and accrued liabilities                                             45,773        107,145
Accrued lease liability                                                                   515,000        515,000
Accrued employee benefits                                                                 120,397        117,108
Dividends                                                                                 450,634        402,305
Customer deposits                                                                         869,935        793,750
Convertible subordinated promissory notes,
   less $318,653 and $1,103,031 for debt
   discount, respectively                                                                 981,347        396,969
Unsecured promissory notes                                                                957,562      1,015,954
                                                                                      -----------    -----------
    Total liabilities                                                                   4,458,585      3,609,427
                                                                                      -----------    -----------

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
  Series D Convertible Preferred stock 250,000 shares designated: 96,000 and 96,000 issued and outstanding, respectively. Liquidation preference
    of $1,392,079 and $1,334,321, respectively                                            960,000        960,000
  Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
    1,250 and 2,500 issued and outstanding, respectively. Liquidation preference
    of $143,944 and $277,342 respectively                                                 125,000        250,000
Common stock, $0.001 par value, authorized 300,000,000,
 215,602,563 and 200,431,000 shares outstanding, respectively                             215,603        200,431
Additional paid-in capital                                                             75,382,621     73,710,110
Dividends                                                                                (450,634)      (402,305)
Accumulated deficit                                                                   (79,919,438)   (77,172,095)
                                                                                      -----------    -----------
Total stockholders' deficit                                                            (3,686,848)    (2,453,859)
                                                                                      -----------    -----------

Total liabilities and stockholders' deficit                                               771,737      1,155,568
                                                                                      ===========    ===========

See notes to interim consolidated financial statements.

e.Digital Corporation and subsidiary

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      (UNAUDITED)

                                                           For the three months ended          For the six months ended
                                                                 September 30,                       September 30,

                                                              2006            2005                2006            2005
                                                                            Restated                            Restated
Revenues:                                                       $                $                    $              $
                                                         -------------------------------     ------------------------------
   Products                                                       13,017      1,984,019              34,122      2,949,749
   Services                                                            -          6,120                   -         38,599
                                                         -------------------------------     ------------------------------
                                                                  13,017      1,990,139              34,122      2,988,348
                                                         -------------------------------     ------------------------------

Cost of revenues:
   Products                                                       12,598      1,578,258              29,210      2,400,900
   Services                                                            -              -                   -          4,875
                                                         -------------------------------     ------------------------------
                                                                  12,598      1,578,258              29,210      2,405,775
                                                         -------------------------------     ------------------------------
Gross profit                                                         419        411,881               4,912        582,573
                                                         -------------------------------     ------------------------------

Operating expenses:
   Selling and administrative                                    477,485        396,740             813,054        735,384
   Research and related expenditures                             401,640        288,323             754,249        650,244
                                                         -------------------------------     ------------------------------
          Total operating expenses                               879,125        685,064           1,567,303      1,385,628
                                                         -------------------------------     ------------------------------

Operating loss                                                  (878,706)      (273,183)         (1,562,391)      (803,056)
                                                         -------------------------------     ------------------------------

Other income (expense):
   Interest income                                                 2,508          2,234              10,497          7,447
   Interest expense                                             (498,555)      (111,676)           (945,965)      (232,992)
   Warrant inducement expense                                   (230,709)             -            (230,709)             -
   Other                                                               -              -                (470)        (1,300)
                                                         -------------------------------     ------------------------------
          Other income (expense)                                (726,756)      (109,442)         (1,166,647)      (226,845)
                                                         -------------------------------     ------------------------------

Loss and comprehensive loss for the period                    (1,605,462)      (382,625)         (2,729,038)    (1,029,901)
Accrued dividends on the Series D and EE Preferred stock         (32,926)       (42,585)            (66,634)       (85,685)
                                                         -------------------------------     ------------------------------
Loss attributable to common stockholders                      (1,638,388)      (425,210)         (2,795,672)    (1,115,586)
                                                         ===============================     ==============================
Loss per common share - basic and diluted                          (0.01)         (0.00)              (0.01)         (0.01)
                                                         ===============================     ==============================

Weighted average common shares outstanding                   205,997,409    175,260,876         203,379,113    175,208,630
                                                         ===============================     ==============================

See notes to interim consolidated financial statements.

e.Digital Corporation and subsidiary

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                           For the six months ended
                                                                                September 30
                                                                              2006          2005
                                                                                          Restated
OPERATING ACTIVITIES                                                           $              $
                                                                           ----------    ----------
Loss for the period                                                        (2,729,038)   (1,029,901)
Adjustments to reconcile loss to net cash used in operating activities:
     Depreciation and amortization                                             27,812        32,043
     Accrued interest and accretion relating to secured promissory notes       56,250        56,250
     Value assigned to inducement warrants                                    230,709            --
     Amortization of interest on warrants issued in connection with the
         12% convertible subordinated promissory notes                        784,378       118,076
     Stock-based compensation                                                 104,968            --
Changes in assets and liabilities:
     Accounts receivable, trade                                                 2,414        31,016
     Inventory                                                                (46,565)           --
     Prepaid expenses and other                                               (27,340)      427,433
     Accounts payable, trade                                                  256,742        85,998
     Other accounts payable and accrued liabilities                           (61,372)       78,057
     Customer deposits                                                         76,185      (666,610)
     Accrued employee benefits                                                  3,289       (15,937)
     Deferred revenue                                                              --       (16,668)
                                                                           ----------    ----------
Cash (used in) operating activities                                        (1,321,568)     (900,244)
                                                                           ----------    ----------

FINANCING ACTIVITIES
Payment on 15% Unsecured Note                                                  (9,580)       (8,540)
Proceeds from exercise of warrants                                            903,638            --
                                                                           ----------    ----------
Cash (used in) provided by financing activities                               894,058        (8,540)
                                                                           ----------    ----------
Net increase (decrease) in cash and cash equivalents                         (427,510)     (908,784)
                                                                           ----------    ----------
Cash and cash equivalents, beginning of period                              1,058,723     1,289,253
                                                                           ----------    ----------
Cash and cash equivalents, end of period                                      631,213       380,469
                                                                           ==========    ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest and debt expense                  105,337        58,666
Supplemental schedule of noncash investing and financing activities:
   Deemed dividends on Series D and EE preferred stock                         66,634        85,685
   Discount on 12% Convertible Subordinated Promissory Notes                       --       120,062
   Stock based compensation expense                                           104,968            --
   Value assigned to inducement warrants                                      230,709            --
   Common stock issued on conversion of preferred stock                       143,305       905,823

See notes to interim consolidated financial statements.

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

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2006, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2006 filed on Form 10-K.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $79,919,438 at September 30, 2006. At September 30, 2006, the Company had a working capital deficiency of $3,768,109. Substantial portions of the losses are attributable to marketing costs for new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our financial statements.

In June 2006, the EITF reached a consensus on EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity's accounting policy, which should be disclosed pursuant to APB Opinion No. 22, "Disclosure of Accounting Policies." If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective beginning with our fourth quarter of current year fiscal 2007. We are currently evaluating the impact EITF 06-3 will have on the presentation of our financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting ("SFAS") No. 123(R), "Share-Based Payment," which requires companies to measure and recognize compensation costs for all share-based payments (including stock options) at fair value, effective for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R) as discussed in Footnote 4, Stock-Based Compensation.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company is evaluating the potential impact, if any, that the adoption of SFAS 156 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.

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

3. LOSS PER SHARE
Stock options, warrants and convertible preferred stock exercisable into 35,760,779 shares of common stock were outstanding as at September 30, 2006. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss attributable to common stockholders was increased during the six months ended September 30, 2006 and 2005 by accrued dividends of $66,634 and $85,685, respectively. The loss attributable to common stockholders was increased during the three months ended September 30, 2006 and 2005 by accrued dividends of $32,929 and $42,585, respectively.

4. STOCK -BASED COMPENSATION
The Company has adopted stock plans as summarized in Note 8 below. The Company adopted SFAS No. 123 (Revised 2004), "Share -Based Payment", effective April 1, 2006. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. The Company recognizes stock compensation expense ratably over the vesting period of individual option grants. The Company has no awards with market or performance conditions. All stock compensation recorded during the period ended September 30, 2006 has been accounted for as an equity instrument. Prior to April 1, 2006 the Company followed the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations for stock compensation.

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

The Company's employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer, among others, and are often exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. Under the provisions of SFAS 123R the Company recorded $48,531 and $104,968 of stock compensation expense in its unaudited Statement of Operations for the three and six months ended September 30, 2006, respectively. A total of $34,588 and $66,021 was included in selling and administrative costs and $13,943 and $38,947 was included in research and related expenditures for the three and six months ended September 30, 2006, respectively. A total of $47,237 and $103,674 for the three and six months ended September 30, 2006, respectively, of this expense relates to prior year awards vesting after April 1, 2006. For both the three and six months ended September 30, 2006, $1,294 relates to options granted after the adoption of SFAS 123R as there were no option grants in the first quarter. The weighted-average estimated fair value of unvested options was $0.07 at April 1, 2006 and the weighted-average estimated fair value of options granted during the three months ended September 30, 2006 (no options were granted in the first quarter) was $0.08 per share, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

                                                      Three
                                                   Months Ended
                                                September 30, 2006
--------------------------------------------------------------------------------
         Volatility                                    93.0%
         Risk-free interest rate                        5.1%
         Forfeiture rate                                5.0%
         Dividend yield                                 0.0%
         Expected life in years                         3.0

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based upon past experience.

As the amount of share-based compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 5% in the second quarter of fiscal 2007 based on historical experience. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Since the Company has a net operating loss carryforward as of September 30, 2006, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the three and the six months ended September 30, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and six months ended September 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of September 30, 2006 total estimated compensation cost of options granted but not yet vested was approximately $247,000 and is expected to be recognized over the weighted average period of 1.4 years.

SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods.

                                                                                 Three Months     Six Months
                                                                                    Ended           Ended
                                                                                September 30,  September 30,
                                                                                     2005           2005
---------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders                                      $(425,210)    $(1,115,586)
Plus: Stock-based employee compensation expense included in reported net loss           -               -
Less:  Total stock-based employee compensation expense determined using
           fair value based method                                                    39,440          77,147
---------------------------------------------------------------------------------------------------------------
Pro forma net loss attributable to common stockholders                            $(464,650)    $(1,192,733)
---------------------------------------------------------------------------------------------------------------
Net loss per common share - basic and diluted - pro forma                            ($0.00)         ($0.01)
---------------------------------------------------------------------------------------------------------------
Net loss per common share - basic and diluted - as reported                          ($0.00)         ($0.01)
---------------------------------------------------------------------------------------------------------------

During the three and six months ended September 30, 2005, under APB 25, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero percent for each period; expected volatility of 76 percent; risk-free interest rates of 3.02 percent; and expected life of 2.5 years.

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with FASB Interpretation ("FIN") No. 28.

5. OPTIONS AND WARRANTS
Options
The Company has stock options outstanding under two stock option plans. The 1994 Stock Option Plan entitled certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and expired on August 18, 2004. At September 30, 2006 there were options outstanding on 3,686,666 common shares pursuant to the 1994 Plan.

The 2005 Equity-Based Compensation Plan was approved by the stockholders on August 5, 2005 and covers a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants. At September 30, 2006 there were options outstanding on 7,340,000 common shares pursuant to the 2005 Plan with options on 2,660,000 shares available for future grant under the 2005 Plan.

The following table summarizes stock option activity for the period:


                                                                Weighted average
                                            Shares               exercise price
                                               #                        $
--------------------------------------------------------------------------------
Outstanding March 31, 2006               11,071,666                  0.1885
Granted                                     150,000                  0.1450
Canceled/expired                           (195,000)                 0.7595
Exercised                                         -                     -
--------------------------------------------------------------------------------
Outstanding September 30, 2006           11,026,666                  0.1778
--------------------------------------------------------------------------------
Exercisable at September 30, 2006         6,123,330                  0.2050
--------------------------------------------------------------------------------

Options outstanding are exercisable at prices ranging from $0.09 to $1.03 and expire over the period from 2006 to 2011 with an average life of 3.6 years.

Subsequent to September 30, 2006, the Company granted four year options on up to 750,000 shares exercisable at $0.16 per share to an intellectual property consultant assisting in monetizing the Company's patent portfolio. A total of 100,000 options vested at grant and the balance are performance based vesting only on the achievement of milestones including significant patent license fees.

Share warrants
The following table summarizes information about warrant activity during the period ended September 30, 2006:

                                                                Weighted average
                                             Shares              exercise price
                                                #                       $
--------------------------------------------------------------------------------
Outstanding March 31, 2006                14,082,500                  0.09
Warrants issued                            2,331,572                  0.15
Warrants canceled/expired                          -                    -
Warrants exercised                       (10,880,250)                 0.09
--------------------------------------------------------------------------------
Outstanding September 30, 2006             5,533,822                  0.11
--------------------------------------------------------------------------------

In August and September 2006, as an inducement for early warrant exercise, the Company offered to holders of outstanding "A" and "B" Warrants a new warrant exercisable for 25% of the shares issued exercisable at $.15 per share through August 31, 2009 ("New Warrant"). A total of 9,218,750 warrants were exercised for cash proceeds of $786,719 and debt reduction of $89,062 and the Company issued 2,304,692 New Warrants.

In August and September 2006, as an inducement for early warrant exercise of Series EE Warrants, the Company offered holders a New Warrant equal to 12% of the shares issued upon exercise. A total of 224,000 warrants were exercised for cash proceeds of $17,920 and the Company issued 26,880 New Warrants.

The Company recorded a non-cash other expense in the statement of operations for $230,709 representing the fair value of the 2,331,572 New Warrants issued as an inducement for early exercise. Fair value was determine using the Black-Scholes option pricing model assuming no expected dividends, 120% volatility, expected life of 3 years and a risk-free interest rate of 4.85%.

During the period ended September 30, 2006 a total of 1,437,500 other warrants were exercised for cash proceeds of $99,000 and debt reduction of $16,000. No inducement was granted in connection with these warrant exercises. The Company has outstanding share warrants as of September 30, 2006, granted in connection with private placements entitling the holders to purchase one common share for each warrant held as follows (subject to certain future antidilution price protection):

                Number of Exercise Price
Description            Common Shares        Per Share $            Expiration Date
-----------------------------------------------------------------------------------
Warrant                      200,000               0.08              June 30, 2007
Warrant                    2,846,000               0.08          November 30, 2007
Warrant                       78,125               0.10          February 28, 2009
Warrant                       78,125               0.09           February 4, 2007
Warrant                    2,331,572               0.15            August 31, 2009
-----------------------------------------------------------------------------------
Total                      5,533,822               0.11 Average
-----------------------------------------------------------------------------------

6. PROMISSORY NOTES

12% Convertible Subordinated Promissory Notes
In October 2005, the Company's 12% Subordinated Promissory Notes were modified by extending the maturity date to December 31, 2006 and to increase the maximum allowable note amount from $1,000,000 to $1,500,000 and all $500,000 of additional notes were sold. Noteholders acquiring 12% Subordinated Promissory Notes on or after October 26, 2005 receive a royalty equal to (i) the principal of the 12% Subordinated Promissory Note purchased divided by (ii) $500,000 multiplied by (iii) Twenty Dollars ($20.00) for each eVU device sold during the calendar years of 2006, 2007 and 2008. The outstanding 12% Subordinated Promissory Notes were also amended such that the principal amount was convertible and on February 24, 2006 the conversion price was adjusted from $0.19 per share to $0.08 per share pursuant to an antidilution adjustment. A debt discount of $1,225,590 was recorded to reflect the value of the reduced conversion price of the debt and the value of repricing 2,000,000 warrants and is being amortized over the remaining term of the notes or accelerated on note conversion. At September 30, 2006 the unamortized debt discount was $318,653.

In September 2006, $200,000 of notes were converted into 2,500,000 common shares. The balances of $1.3 million of notes were convertible into 16,250,000 shares of common stock.

Unsecured Promissory Notes
At September 30, 2006 the Company had two 15% unsecured promissory notes outstanding as follows:

15% unsecured note, as amended effective June 30, 2006,
    principal and interest due at maturity on December 31, 2006                 $ 750,000
15% unsecured note, as restated effective June 30, 2006, monthly payments of $5,000 due with the balance of principal and interest due at maturity
   on December 31, 2006 (1)                                                       207,562
-----------------------------------------------------------------------------------------
                                                                                $ 957,562
-----------------------------------------------------------------------------------------

(1) In August 2006 a total of $105,062 of principal balance of this note was exchanged as the exercise price of warrants.

7. STOCKHOLDERS' EQUITY
The following table summarizes stockholders' equity transactions during the six-month period ended September 30, 2006:

                                      Preferred stock                Common stock           Additional                  Accumulated
                                                                                             Paid-in
                                   Shares         Amounts        Shares        Amounts       Capital      Dividends       Deficit
------------------------------- ------------    ------------  ------------   ------------  ------------  ------------  ------------
Balance, March 31, 2006               98,500    $  1,210,000   200,431,000   $    200,431  $ 73,710,110  $   (402,305) $(77,172,095)

Accrued dividends on Series D
Preferred Stock                           --              --            --             --            --       (57,758)           --
Accrued dividends on Series EE
Preferred Stock                           --              --            --             --            --        (8,876)           --
Non-cash stock  based
compensation                              --              --            --             --       104,968            --            --
Conversion of Series EE
Preferred Stock                       (1,250)        125,000     1,791,313          1,791       141,514        18,305       (18,305)

Stock issued on exercise of
warrants                                  --              --    10,880,250         10,881       997,820            --            --

Stock issued on conversion of
debt                                      --              --     2,500,000          2,500       197,500            --            --

Value assigned to inducement
warrants                                  --              --            --             --       230,709            --            --

Loss for the period                       --              --            --             --            --            --    (2,729,038)
------------------------------- ------------    ------------  ------------   ------------  ------------  ------------  ------------
Balance, September 30, 2006           97,250       1,085,000   215,602,563   $    215,603  $ 75,382,621  $   (450,634) $(79,919,438)
------------------------------- ------------    ------------  ------------   ------------  ------------  ------------  ------------

8. PREFERRED STOCK
Convertible Non-Redeemable Series D
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.08 subject to certain adjustments if the Company issues shares at prices lower than $0.08. The Series D Stock shall be subject to automatic conversion on December 31, 2007. As of September 30, 2006 the 96,000 shares of the Series D Stock would have been convertible into 17,400,986 shares common stock. The Series D stock shall be subject to automatic conversion on December 31, 2007.

Subsequent to September 30, 2006 a total of 5,000 Series D shares were converted into 907,123 shares of common stock.

Convertible Redeemable Series EE
On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the "Series EE Stock") at a per share price of $100 for an aggregate amount of $1,850,000. The Series EE Stock is redeemable in certain instances at the Company's option upon the occurrence of certain triggering events. Dividends of 8% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the election of the company. The stated dollar amount of Series EE Stock is convertible into fully paid and nonassessable shares of common stock at a conversion price $0.08 per share, subject to certain adjustments if the Company issues shares at prices lower than $0.08. At September 30, 2006, the 1,250 shares of Series EE Stock was convertible into 1,799,313 shares of common stock. The Series EE Stock is subject to automatic conversion on or about November 30, 2006 subject to certain conditions.

9. LITIGATION
On May 12, 2006, the Company became aware of a complaint filed on May 4, 2006 against it and certain of officers and employees by digEcor, Inc., ("digEcor") in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleges breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor is seeking, among other things, an injunction to prevent the Company from selling or licensing certain digital rights management
(DRM) technology "to any other party besides digEcor" and "from engaging in any competition with digEcor until after 2009." digEcor is also seeking "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." The Company believes this action is related to a purchase order placed in the normal course of business on November 11, 2005 for 1,250 digEplayers with contract manufacturer, Maycom Co., Ltd. ("Maycom"). Maycom was paid progress payments with final payments made in full for the order by the Company, and directly by digEcor, in March 2006. Maycom's failure to timely deliver the order resulted in this complaint.

In August 2006 the Company filed a motion seeking to amend its response and counterclaims including seeking an injunction against digEcor from manufacturing and selling their planned next generation player based on alleged improper use of the Company's confidential information.

In October 2006 the Company received delivery from Maycom of the delayed 1,250 unit order. The Company delivered these units to digEcor in November 2006. At this time the Company does not believe reversal of the impairment charge of $603,750 expensed to cost of revenues at the end of fiscal 2006 is appropriate as delivery has not yet been accepted by digEcor and accordingly this would be a gain contingency. The Company expects to recognize the revenue related to the units and reverse the impairment charge upon acceptance of the units by digEcor. Although this may not end the litigation, the Company believes the delivery of these units removes the potential obligation to refund customer deposits and reduces the likelihood of any other monetary damages.

The Company is unable to determine at this time the impact this complaint and matter may have on its financial position or results of operation. At September 30, 2006 the Company had not recognized any revenue or costs related to products associated with this order. The Company intends to seek restitution from Maycom for any damages it may incur from this matter and the digEcor complaint though recovery is not assured.

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

11. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two customer comprised 76% and 16% of revenue for the six months ended September 30, 2006. Sales to one customer comprised 99% of revenue for the six months ended September 30, 2005.

12. INCOME TAX
At September 30, 2006, a 100% valuation allowance has been provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is not more likely than not that the deferred tax asset will be realized.

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

Cautionary Note on Forward Looking Statements

In addition to the other information in this report, the factors listed below should be considered in evaluating our business and prospects. This prospectus contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and elsewhere herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

General
We are a holding company that operates through our wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We provide engineering services, product reference designs and technology platforms to customers focusing on the digital video/audio and player/recorder markets. We have innovated a proprietary secure digital video/audio technology platform ("DVAP") that can be applied to produce complex consumer electronic products. In 2003 our DVAP was applied to an in-flight entertainment ("IFE") device, the digEplayer(TM), for one customer. To date, we have delivered over 9,250 digEplayers for airline use.

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

Our primary strategy for future quarters is to produce branded eVU devices for customer orders. eVU is targeted at business opportunities for secure hard drive-based closed system video products loaded with desirable movie, television, music, informational, and educational content, rented or provided to customers. We are focused on U.S. and international companies in the healthcare, military, and travel and leisure industries who desire to brand and market eVU to consumers at their facilities. We have developed logistic and secure content solutions to enable customers to rapidly deploy, operate and maintain eVUs for target customers. In addition to offering eVUs for sale we expect to provide eVU solutions on a periodic payment program. We commenced initial eVU deliveries to select target customers in the first fiscal quarter and commercial quantities are expected to ship in the third fiscal quarter of 2007.

We also believe we have a potentially important portfolio of patents for licensing related to the use of flash memory in portable devices and we are investigating monetizing our patent portfolio. We have engaged an intellectual property consultant and are consulting with outside legal firms and are evaluating the licensing potential of our patents to the cell phone, PDA/Pocket PC, portable A/V recorder, digital camera, camcorder and other portable device industries.

In October 2006 we received delivery from our contract manufacturer, Maycom Co., Ltd. ("Maycom") of the delayed 1,250 unit digEplayer order as further described in Note 9 to our interim statements above. At this time we do not believe reversal of the impairment charge of $603,750 expensed to cost of revenues at the end of fiscal 2006 is appropriate as delivery has not yet been accepted by digEcor and accordingly this would be a gain contingency. We expect to recognize the revenue related to the units and reverse the impairment charge upon acceptance of the units by digEcor. Although this may not end the litigation, we believe the delivery of these units removes the potential obligation to refund customer deposits and reduces the likelihood of any other monetary damages.

As of the date of this report we had an order backlog of approximately $1.0 million for eVU units and accessories. We believe the majority of the backlog will ship to customers in the third quarter ending December 31, 2006. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Overall Performance
We have incurred significant operating losses and negative cash flow from operations in the current period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $79,919,438 and a working capital deficit of $3,768,107 at September 30, 2006. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to business customers and markets and (c) raising additional capital and/or obtaining third party financing.

         For the six months ended September 30, 2006:

      o Our revenues were $34,122. Sales to two customer accounted for 76% and 16% of our revenues and our results have been highly dependent on the timing and quantity of eVU orders by this customer and the potential of other airline customers. At September 30, 2006 we had approximately $0.8 million of orders in production for this customer but delivery by our contractor is behind schedule and not assured (See Note 9. Litigation, above). Although we expect growing orders for eVU players in future quarters we do not expect future digEplayer orders selected for a replacement product. The failure to obtain eVU orders or delays of future orders could have a material impact on our operations.

      o We recorded a gross profit of $4,912 compared to a gross profit of $582,573 for the six months of 2006. Gross profit decreased due to the decrease in product being completed and shipped and the digEcor litigation that has hindered the closing of the volume eVU orders. We anticipate improved margins once product is in full production with our contract manufacturer.

      o Operating expenses were $1.6 million, an increase from $1.4 million for the first six months of 2006 consisting primarily from the adoption of SFAS 123R in which the company recognized approximately $105,000 as stock-based compensation expense and approximately $101,000 for preproduction costs incurred in the development of the eVU product.

      o Other income and expenses were a net expense of $1.2 million consisting primarily of non-cash interest of $0.8 million related to amortization of warrants issued with debt and $0.2 million as warrant inducement expense.

      o Our net loss increased to $ 2.8 million from $1.1 million for the prior six months ended September 30, 2005.

Our monthly cash operating costs have been on average approximately $220,000 per month for the period ending September 30, 2006. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. The introduction of the eVU will also require additional expenditures, the amount and timing not currently estimable by management. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business See Part II, Item 1A (Risk Factors) below.

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

Results of Operations
Six months ended September 30, 2006 compared to six months ended September 30, 2005

For the six months ended September 30, 2006, we reported total revenues of $34,122, a 99% decrease from total revenues of $2,988,348 for the six months of fiscal 2006. Product revenues for six months ending September 30, 2006 were also $34,122, a 99% decrease from product revenues of $2,949,749 for the six months ending September 30, 2005. The decrease in product revenue for the first six months ending September 30, 2006, resulted from the digEplayer order delay described further in Note 9 above, no new orders for digEplayers and no significant revenues from eVU due to its very recent introduction. We expect growing orders for eVU players in future quarters but do not expect future digEplayer orders as our customer has announced an alternative supplier has been selected for a replacement product.

We had no service revenues for the six months ended September 30, 2006 as we focused on our internally developed eVU product. We had services revenues of $38,599 for the comparable six months of the prior year.

Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of engineering support and services. Cost of sales for the six months ended September 30, 2006 consisted of $29,210 of product costs and $0 of service costs, consisting primarily of manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the six months ended September 30, 2005 consisted of $2,400,900 of product costs and $4,875 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements.

Gross profit for the first six months of fiscal 2007 was $4,912 compared to a gross profit of $582,573 for the first six months of fiscal 2006. Gross profit as a percent of sales for the first six months of fiscal 2007 was 14% compare to 19.5% for the same period last year. Gross profit percentage is highly dependent on sales, price, volume, purchasing costs and overhead allocations. Gross margins may vary significantly from period to period. At the present time, warranty costs are not significant.

Selling, general and administrative expenses include payroll, employee benefits, and other costs associated with finance, customer support functions, facilities, stock-based compensation and depreciation expenses. Selling, general and administrative costs for the six months ended September 30, 2006, was $813,054 compared to $735,384 for the first six months of fiscal 2006. The increase of $77,670 can be attributed to an increase of stock-based compensation expense of $66,021. Recent quarterly selling and administrative expenses have been relatively constant as we maintained staffing levels and had no significant outside selling costs. However in the future we may incur additional legal costs associated with current litigation and additional costs to comply with Section 404 of the Sarbanes-Oxley Act. We anticipate quarterly selling and administrative expenses to be constant as we are focused on business customer opportunities.

Research and development expenses include payroll, employee benefits, and other costs associated with product development. Research and development expenses also include third-party development and programming costs. Research and related expenditures for the six months ended September 30, 2006 were $754,249, as compared to $650,244 for the six months ended September 30, 2005. The increase of $104,005 can be attributed to the increase in preproduction costs of $101,369, an increase of $15,775 in personnel and related costs offset by a decrease of $24,905 for consulting and professional services. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $1,562,391 for the six months ended September 30, 2006 as compared to an operating loss of $803,056 for the six months ended September 30, 2005. The increase in operating loss resulted from the decrease in gross profit for the six month period and by the increase of $759,335 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in digital video/audio platform developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the six months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the six months of the current fiscal year of $2,729,038 as compared to a loss of $1,029,901 for the prior year's six months. For the six months ended September 30, 2006, we incurred interest expense of $945,965 as compared to $232,992 for the comparable period in the prior year. This included non-cash amortization of debt discount of $784,378 and $118,076 for the six months ended September 30, 2006 and 2005, respectively. We also recorded a warrant inducement expense for $230,709 representing the fair value of the 2,331,572 New Warrants issued as an inducement for early exercise.

The loss available to common stockholders for the six months ended September 30, 2006 and 2005 was $2,795,672 and $1,115,586 respectively. Included in the loss available to common stockholders for the six months ending September 30, 2006 and 2005 was accrued dividends of $66,634 and $85,685 respectively on preferred stock.

Three months ended September 30, 2006 compared to six months ended September 30, 2005

For the second quarter of fiscal 2007, we reported total revenues of $13,017 a 99% decrease from total revenues of $1,990,139 for the second quarter of fiscal 2006. Product revenues for the quarter ending September 30, 2006 decreased to $13,017 compared to $1,984,019 for the second quarter ending September 30, 2005.

Service revenues for the second quarter of fiscal 2007 were $0 compared to $6,120 for the comparable period of the prior year.

Cost of sales for the three months ended September 30, 2006 consisted of $12,598 of product costs primarily for manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the three months ended September 30, 2005 consisted of $1,578,258 of product costs and $0 of service costs.

Gross profit for the second quarter of fiscal 2007 was $419 compared to a gross profit of $411,881 for the second quarter of fiscal 2006. Gross profit as a percent of sales for the first quarter of fiscal 2007 was 3% compared to 21% for the same period last year.

Selling, general and administrative costs for the three months ended September 30, 2006, was $477,485 compared to $396,740 for the second quarter of fiscal 2006. The $80,745 increase can be attributed to an increase of $34,588 for stock-based compensation expense, an increase of $162,968 in legal and accounting costs offset by a decrease of $36,671 in personnel and related costs and a decrease of $105,535 in shareholder relations due to the timing of the annual shareholders meeting.

Research and related expenditures for the three months ended September 30, 2006 were $401,640, as compared to $288,323 for the three months ended September 30, 2005. The increase of $113,317 can be attributed to the increase of $56,850 in preproduction costs associated with the eVU production units, an increase of $13,943 in stock-based compensation costs and an increase of $41,647 for consulting and professional services.

We reported an operating loss of $878,706 for the three months ended September 30, 2006, as compared to an operating loss of $273,183 for the three months ended September 30, 2005. The 222% increase in operating loss resulted primarily from the decrease of revenue and the increase in total operating expense.

We reported interest expense of $498,555 for the three months ended September 30, 2006 versus $111,676 for the prior comparable period. This included non-cash amortization of debt discount of $416,700 and $60,031 for the three months ended September 30, 2006 and 2005, respectively. We also recorded a warrant inducement expense for $230,709 representing the fair value of the 2,331,572 New Warrants issued as an inducement for early exercise.

We reported a loss for the second quarter of fiscal 2007 of $1,605,462 as compared to a loss of $382,625 for the prior second quarter of fiscal 2006. The loss attributable to common stockholders for the three months ended September 30, 2006 and 2005 was $1,638,388 and $425,210, respectively. Included in the loss available to common stockholders for the period ending September 30, 2006 were accrued dividends on the preferred stock of $32,926. Included in the loss available to Common Stockholders for the period ending September 30, 2005 were accrued dividends on the preferred stock of $42,585.

Liquidity and Capital Resources
At September 30, 2006, we had a working capital deficit of $3,768,107 compared to a working capital deficit of $2,516,367 at March 31, 2006. Cash used in operating activities for the six month period ended September 30, 2006 was $1,321, 568 resulting primarily from the $2,729,037 loss for the period, a decrease of $2,414 in accounts receivable, an increase of $27,340 in prepaid expenses, an increase of $46,565 in inventory, an increase of $256,742 in accounts payable, a decrease of $61,372 in other accounts payable and accrued liabilities and an increase of $76,185 in customer deposits.

During the six months ended September 30, 2006, the Company purchased no additional property and equipment.

For the six months ended September 30, 2006 and 2005, cash provided by and used in financing activities was $894,058 and $8,540, respectively with cash provided from the exercise of warrants and used for principal payments on notes.

At September 30, 2006, we had a minimal amount in accounts receivable as compared to $2,670 at March 31, 2006. The decrease in receivables can be attributed to the Company's policy to grant payment upon receipt terms to our customers. Receivables can vary dramatically due to the timing of product shipments and contract arrangements on development agreements.

At September 30, 2006, we had cash and cash equivalents of $631, 213. Other than cash and cash equivalents, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position and assuming currently planned expenditures and level of operation, we believe we will require approximately $1.5 million of additional funds for the next twelve months of operations. We will also be required to renegotiate the terms or make payments on our 15% unsecured debt of approximately $1.1 million due at December 31, 2006 and our $1.3 million of convertible debt if it is not converted prior to maturity at December 31, 2006. However, actual results could differ significantly from management plans. We believe we may be able to obtain some additional funds from future product margins from product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need to seek equity or debt financing in the next twelve months for working capital and we may need to seek equity or debt financing for payment of existing debt obligations and other obligations reflected on our balance sheet.

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

As of September 30, 2006, our contractual obligations and commercial commitments are summarized below:

                                                      Less than 1
Cash Contractual Obligations by Period     Total          year     1 - 2 years  2 - 3 years  Over 3 years
12% Subordinated Convertible
Promissory Notes (1)                     $1,339,000   $1,339,000   $       --   $       --   $       --

15% Unsecured Promissory Notes (2)          993,471      993,471           --           --           --

Operating Lease (3)                         358,262       34,834      144,253      153,038       26,137
                                         ----------   ----------   ----------   ----------   ----------
Total cash obligations                   $2,690,733   $2,367,305   $  144,253   $  153,038   $   26,137

                                         ==========   ==========   ==========   ==========   ==========

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $631,213 and our debt of $2,257,562, consisting of accrued interest, the 15% Unsecured Note and the 12% Convertible Subordinated Promissory Notes. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At September 30, 2006, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings
On May 12, 2006, we became aware of a complaint filed on May 4, 2006 against us and certain of our officers and employees by digEcor, Inc., in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleges breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor is seeking, among other things, an injunction to prevent us from selling or licensing certain digital rights management (DRM) technology "to any other party besides digEcor" and "from engaging in any competition with digEcor until after 2009." digEcor is also seeking "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." We believe this action is related to a purchase order placed in the normal course of business on November 11, 2005 for 1,250 digEplayers with contract manufacturer. Maycom was paid progress payments with final payments made in full for the order by the Company, and directly by digEcor, in March 2006. Maycom's failure to timely deliver the order resulted in this complaint.

In August 2006 we filed a motion seeking to amend our response and counterclaims including seeking an injunction against digEcor from manufacturing and selling their planned next generation player based on alleged improper use of the Company's confidential information.

In October 2006 we received delivery from Maycom of the delayed 1,250 unit order. We delivered these units to digEcor in November 2006. At this time we do not believe reversal of the impairment charge of $603,750 expensed to cost of revenues at the end of fiscal 2006 is appropriate as delivery has not yet been accepted by digEcor and accordingly this would be a gain contingency. We expect to recognize the revenue related to the units and reverse the impairment charge upon acceptance of the units by digEcor. Although this may not end the litigation, we believe the delivery of these units removes the potential obligation to refund customer deposits and reduces the likelihood of any other monetary damages.

We are unable to determine at this time the impact this complaint and matter may have on our financial position or results of operation. At September 30, 2006 we had not recognized any revenue or costs related to products associated with this order. We intend to seek restitution from Maycom for any damages we may incur from this matter and the digEcor complaint though recovery is not assured. At March 31, 2006 we recorded an impairment charge of $603,750 to expense as cost of revenues the value of deposits made to Maycom that became impaired as a result of Maycom's nonperformance.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the fiscal year ended March 31, 2006 we had an accumulated deficit of $77.2 million. We had losses of approximately $3.1 million, $2.4 million and $2.5 million in fiscal years 2006, 2005 and 2004, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we expect to continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

We Expect Our Operating Results to Fluctuate Significantly. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

      o Market acceptance of our products by business customers and end users
      o Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
      o     Fluctuations in operating costs
      o     Changes in research and development costs
      o     Changes in general economic conditions

      o     Changes in technology
      o     Short product lifecycles

We May Experience Product Delays, Cost Overruns and Errors Which Could Adversely Affect our Operating Performance and Ability to Remain Competitive. We have experienced development delays and cost overruns associated with product development in the past. We may experience additional delays and cost overruns on future projects. Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology and the products produced for our customers could contain errors that could cause delays, order cancellations, contract terminations, and adverse publicity, reduced market acceptance of products, or lawsuits by our customers or others who have acquired our products, including customers branded products.

We Need to Obtain Additional Financing to Continue Operating our Business. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

      o     Finance working capital requirements
      o Pay for increased operating expenses or shortfalls in anticipated revenues
      o     Fund research and development costs
      o     Develop new technology, products or services
      o     Respond to competitive pressures
      o     Support strategic and industry relationships
      o     Fund the production and marketing of our products and services

We cannot assure you that such additional financing will be available on terms favorable to us, or at all. If adequate funds are not available to us then we may not be able to continue operations or take advantage of opportunities. If we raise additional funds through the sale of equity, including common stock, the percentage ownership of our stockholders will be reduced.

Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction in cash, inconsistent revenues and increased costs that adversely affected our results of operations and cash flows. We have suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing, losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal year 2007 to date, fiscal year 2006 and in prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

Risks Related to Sales, Marketing and Competition

We May Be Unable to Successfully Compete in the Electronic Products Market Which is Highly Competitive and Subject to Rapid Technological Change. We compete in the market for electronic products which is intensely competitive and subject to rapid technological change. The market is also impacted by evolving industry standards, rapid price changes and rapid product obsolescence. Our competitors include a number of large foreign and domestic companies, many of which have substantially greater financial, marketing, personnel and other resources. Our current competitors or new market entrants could introduce new or enhanced technologies or products with features that render the company's technology or products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. Our ability to compete successfully will depend in large measure on our ability to maintain our capabilities in connection with upgrading products and quality control procedures and to adapt to technological changes and advances in the industry. Competition could result in price reductions, reduced margins, and loss of customers or contracts, any of which could harm our business. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products that are compatible with the products of the electronics industry.

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues have been derived primarily from a limited number of customers. One customer accounted for approximately 100% of revenues for the period ended September 30, 2006. We do not expect future orders from digEcor, and if we are unable to obtain sufficient new customers for our new eVU product, reduced sales may have a material adverse effect on our operations. In May 2006, the company and certain of its officers were sued by digEcor. We are unable to determine at this time the impact this litigation and matter may have on our financial position or results of operations.

If We Are Unsuccessful in Achieving Market Acceptance of Our Products, It Could Harm Our Business. Our failure and the failure of our customers to penetrate projected markets would have a material adverse effect upon our operations and prospects. Market acceptance of our products and those of our customers will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Has Been and Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on two suppliers for manufacturing the digEplayer and eVU products. We do not currently anticipate future production of the digEplayer product. We depend on our contract manufacturers to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future. Failure to timely deliver by our digEplayer supplier has had a significant impact on our operations as further described in our interim financial statements.

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

We do not endorse and accept any responsibility for the estimates or recommendations issued by stock research analysts or others from time to time or comments on any electronic chat boards. The public stock markets in general and technology stocks in particular, have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many high technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) The following equity securities were sold by the Company during the quarter that were not registered under the Securities Act and not previously reported on Form 8-K:

(b) In July 2006 we issued 37,500 shares of common stock upon the cash exercise of warrants issued in 2001. No placement fees were paid. We issued the shares without registration under the Securities Act of 1933, as amended, pursuant to the exemptions provided by Section 4(2) thereof. The shares issued may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend was placed on the shares.

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

                                     e.DIGITAL CORPORATION

Date:    November 9, 2006            By: /s/ ROBERT PUTNAM
                                         ---------------------------------------
                                         Robert Putnam, Interim Chief Accounting
                                         Officer (Principal Accounting and
                                         Financial Officer and duly authorized
                                         to sign on behalf of the Registrant)