Form 10-Q
period 2006-12-31
E DIGITAL CORP
filed 2007-02-13
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

Commission File Number 0-20734

e.Digital Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0591385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

16770 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 304-3016
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 7, 2007 a total of 243,298,578 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION
INDEX

Page

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2006	March 31, 2006
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents	304,599	1,058,723
Accounts receivable, trade	-	2,670
Inventory	145,452	-
Deposits and prepaid expenses	81,696	31,667
Total current assets	531,747	1,093,060
Property and equipment, net of accumulated depreciation of $633,526 and $593,266, respectively	22,248	62,508
Total assets	553,995	1,155,568
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	760,592	261,196
Other accounts payable and accrued liabilities	64,116	107,145
Accrued lease liability	515,000	515,000
Accrued employee benefits	176,303	117,108
Dividends	437,099	402,305
Customer deposits	82,774	793,750
Current maturity of convertible term note, less $34,514 of debt discount	81,798	-
Convertible subordinated promissory notes, less $1,103,031 for debt discount	-	396,969
Unsecured promissory notes	-	1,015,954
Total current liabilities	2,117,682	3,609,427
Long-term convertible term note, less $40,142 of debt discount	814,298	-
Total liabilities	2,931,980	3,609,427

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated:
91,000 and 96,000 issued and outstanding, respectively. Liquidation preference of $1,347,099 and $1,334,321, respectively	910,000	960,000
Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
0 and 2,500 issued and outstanding, respectively. Liquidation preference of $0 and $277,342 respectively	-	250,000
Common stock, $0.001 par value, authorized 300,000,000, 235,275,662 and 200,431,000 shares outstanding, respectively	235,276	200,431
Additional paid-in capital	77,032,555	73,710,110
Dividends	(437,099)	(402,305)
Accumulated deficit	(80,118,717)	(77,172,095)
Total stockholders' deficit	(2,377,985)	(2,453,859)

Total liabilities and stockholders' deficit	553,995	1,155,568

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31		For the nine months ended December 31

	2006	2005	2006	2005

Revenues:	$	$	$	$
Products	1,302,312	106,362	1,336,434	3,056,111
Services	-	8,334	-	46,933
	1,302,312	114,696	1,336,434	3,103,044

Cost of revenues:
Products	362,768	105,550	391,978	2,506,450
Services	-	-	-	4,875
	362,768	105,550	391,978	2,511,325
Gross profit	939,544	9,146	944,456	591,719

Operating expenses:
Selling and administrative	366,559	205,383	1,179,613	940,767
Research and related expenditures	346,982	318,358	1,101,231	968,602
Total operating expenses	713,541	523,741	2,280,844	1,909,369

Operating profit (loss)	226,003	(514,594)	(1,336,388)	(1,317,650)

Other income (expense):
Interest income	1,431	317	11,928	7,764
Interest expense	(373,170)	(141,909)	(1,319,135)	(374,901)
Other	(10,697)	(300)	(241,876)	(1,600)
Other income (expense)	(382,436)	(141,892)	(1,549,083)	(368,737)

Loss and comprehensive loss for the period	(156,433)	(656,486)	(2,885,471)	(1,686,387)

Accrued dividends on the Series D and EE Preferred stock	(29,313)	(42,586)	(95,937)	(128,271)

Loss attributable to common stockholders	(185,746)	(699,072)	(2,981,408)	(1,814,658)

Loss per common share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average common shares outstanding	220,870,444	175,260,876	209,257,848	175,192,603

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended December 31
	2006	2005

OPERATING ACTIVITIES	$	$
Loss for the period	(2,885,471)	(1,686,387)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	40,260	47,330
Accrued interest related to unsecured promissory notes	72,198	84,375
Value assigned to inducement warrants	230,709	-
Amortization of interest from warrants and common stock issued in connection with promissory notes	1,105,876	178,106
Gain on settlement of accounts payable debt	-	(84,270)
Stock-based compensation	163,227	-
Changes in assets and liabilities:
Accounts receivable, trade	2,670	44,547
Inventory	(145,452)	-
Prepaid expenses and other	(50,029)	92,581
Accounts payable, trade	499,396	85,410
Other accounts payable and accrued liabilities	(43,029)	(75,002)
Customer deposits	(710,976)	(149,375)
Accrued employee benefits	59,195	(1,679)
Cash (used in) operating activities	(1,661,426)	(1,464,364)

FINANCING ACTIVITIES
Payment on 15% Unsecured Note	(12,337)	(15,764)
Proceeds from 12% Convertible Subordinated Promissory Notes	-	350,000
Proceeds from exercise of warrants	919,639	-
Cash (used in) provided by financing activities	907,302	334,236
Net increase (decrease) in cash and cash equivalents	(754,124)	(1,130,128)
Cash and cash equivalents, beginning of period	1,058,723	1,289,253
Cash and cash equivalents, end of period	304,599	159,125

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest and debt expense	105,337	112,424
Supplemental schedule of noncash investing and financing activities:
Deemed dividends on Series D and EE preferred stock	95,937	128,271
Stock based compensation expense	163,227	-
Value assigned to inducement warrants	230,709	-
Common stock issued on conversion of preferred stock	361,154	905,823
Unsecured notes exchanged for convertible term note	970,752
Common stock issued on note exchange	77,500

See notes to interim consolidated financial statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. The Company has innovated a proprietary secure digital video/audio technology platform ("DVAP") and produces the eVU™ mobile entertainment device for the travel and recreational industries. The Company also believes it has a potentially important portfolio of patents for licensing related to the use of flash memory in portable devices.

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2006, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2006 filed on Form 10-K.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $80,118,717 at December 31, 2006. At December 31, 2006, the Company had a working capital deficiency of $1,585,935. Substantial portions of the losses are attributable to marketing costs for new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to new business customers and new markets and (c) raising, if necessary, additional capital and/or obtaining third party financing.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. We are not yet in a position to determine what, if any, effects SAB No. 108 will have on our financial statements.

In June 2006, the EITF reached a consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective beginning with our fourth quarter of current year fiscal 2007. We are currently evaluating the impact EITF 06-3 will have on the presentation of our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine its effects, if any, on results of operations or financial position.

3. LOSS PER SHARE
Stock options, warrants, convertible debt and convertible preferred stock exercisable into 33,899,228 shares of common stock were outstanding as at December 31, 2006. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss attributable to common stockholders was increased during the nine months ended December 31, 2006 and 2005 by accrued dividends of $95,937 and $128,271, respectively. The loss attributable to common stockholders was increased during the three months ended December 31, 2006 and 2005 by accrued dividends of $29,313 and $42,586, respectively.

4. STOCK -BASED COMPENSATION
The Company has adopted stock plans as summarized in Note 5 below. The Company adopted SFAS No. 123 (Revised 2004), “Share -Based Payment”, effective April 1, 2006. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. The Company recognizes stock compensation expense ratably over the vesting period of individual option grants. The Company has no employee awards with market or performance conditions. All stock compensation recorded during the period ended December 31, 2006 has been accounted for as an equity instrument. Prior to April 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for stock compensation.

Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The fair values of options issued in prior periods are not revised for comparative purposes and the financial statements of prior interim and fiscal periods do not reflect any restated amounts. The unrecognized expense of awards not yet vested as of April 1, 2006, the date of SFAS 123R adoption, is now being recognized as an expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed in the Company’s previous filings.

In November, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards”. The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

The Company’s stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer, among others, and are often exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The Company recorded $58,259 and $163,227 of stock compensation expense in its unaudited Statement of Operations for the three and nine months ended December 31, 2006, respectively. A total of $44,316 and $110,337 was included in selling and administrative costs and $13,943 and $52,890 was included in research and related expenditures for the three and nine months ended December 31, 2006, respectively. A total of $42,440 and $146,114 for the three and nine months ended December 31, 2006, respectively, of this expense relates to prior year awards vesting after April 1, 2006. For the three and nine months ended December 31, 2006, $15,819 and 17,113 relates to options granted after the adoption of SFAS 123R to consultants. No options were granted to employees during the nine months ended December 31, 2006. The weighted-average estimated fair value of unvested options was $0.07 at April 1, 2006 and the weighted-average estimated fair value of options granted during the nine months ended December 31, 2006 was $0.09 per share, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

Three and Nine Months Ended December 31, 2006
Volatility	82% - 91.0%
Risk-free interest rate	4.4% - 4.7%
Forfeiture rate	0.0%
Dividend yield	0.0%
Expected life in years	4 - 5

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is zero for consultant options.

Since the Company has a net operating loss carryforward as of December 31, 2006, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the three and the nine months ended December 31, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised in the three and nine months ended December 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of December 31, 2006 total estimated compensation cost of options granted but not yet vested was approximately $201,000 and is expected to be recognized over the weighted average period of 1.1 years.

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

	Three Months Ended December 31, 2005	Nine Month Ended December 31, 2005
Net loss attributable to common shareholders	$(656,486)	$(1,686,387)
Plus: Stock-based employee compensation expense included in reported net loss	-	-
Less: Total stock-based employee compensation expense determined using fair value based method	21,199	98,346
Pro forma net loss attributable to common stockholders	$(677,685)	$(1,784,733)
Net loss per common share - basic and diluted - pro forma	($0.00)	($0.01)
Net loss per common share - basic and diluted - as reported	($0.00)	($0.01)

During the three and nine months ended December 31, 2005, under APB 25, the Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero percent for each period; expected volatility of 75 percent; risk-free interest rates of 3.9 percent; and expected life of 2.5 years.

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with FASB Interpretation (“FIN”) No. 28.

5. OPTIONS AND WARRANTS
Options
The Company has stock options outstanding under two stock option plans. The 1994 Stock Option Plan entitled certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and expired on August 18, 2004. At December 31, 2006 there were options outstanding on 3,636, 666 common shares pursuant to the 1994 Plan.

The 2005 Equity-Based Compensation Plan was approved by the stockholders on August 5, 2005 and covers a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants. At December 31, 2006 there were options outstanding on 8,090,000 common shares pursuant to the 2005 Plan with options on 1,910,000 shares available for future grant under the 2005 Plan.

The following table summarizes stock option activity for the period:

	Shares	Weighted average exercise price
	#	$
Outstanding March 31, 2006	11,071,666	0.19
Granted (2)	900,000	0.16
Canceled/expired	(245,000)	0.81
Exercised	-	-
Outstanding December 31, 2006 (1)	11,726,666	0.17
Exercisable at December 31, 2006	6,298,330	0.20

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.55 and expire over the period from 2006 to 2011 with an average life of 3.4 years.
(2)
Includes 750,000 shares exercisable at $0.16 per share to an intellectual property consultant assisting in monetizing the Company’s patent portfolio. A total of 100,000 options vested at grant and the balance of 650,000 are performance based vesting only on the achievement of milestones including significant patent license fees.

Share warrants
The following table summarizes information about warrant activity during the period ended December 31, 2006:
	Shares	Weighted average exercise price
	#	$
Outstanding March 31, 2006	14,082,500	0.09
Warrants issued	2,331,572	0.15
Warrants canceled/expired	-	-
Warrants exercised	(11,080,250)	0.09
Outstanding December 31, 2006	5,333,822	0.11

In August and September 2006, as an inducement for early warrant exercise, the Company offered to holders of outstanding “A” and “B” Warrants a new warrant exercisable for 25% of the shares issued exercisable at $.15 per share through August 31, 2009 (“New Warrant”). A total of 9,218,750 warrants were exercised for cash proceeds of $786,719 and debt reduction of $89,062 and the Company issued 2,304,692 New Warrants.

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

During the period ended December 31, 2006 a total of 1,637,500 other warrants were exercised for cash proceeds of $115,000 and debt reduction of $16,000. No inducement was granted in connection with these warrant exercises.
The Company has outstanding share warrants as of December 31, 2006, granted in connection with private placements entitling the holders to purchase one common share for each warrant held as follows (subject to certain future antidilution price protection):

Description	Number of Common Shares	Exercise Price Per Share $	Expiration Date
Warrant	2,846,000	0.08	November 30, 2007
Warrant	78,125	0.10	February 28, 2009
Warrant	78,125	0.09	February 4, 2007
Warrant	2,331,572	0.15	August 31, 2009
Total	5,333,822	0.11	Average

6. PROMISSORY NOTES
12% Convertible Subordinated Promissory Notes
In October 2005, the Company’s 12% Subordinated Promissory Notes were modified by extending the maturity date to December 31, 2006 and to increase the maximum allowable note amount from $1,000,000 to $1,500,000 and all $500,000 of additional notes were sold. Noteholders acquiring 12% Subordinated Promissory Notes on or after October 26, 2005 receive a royalty equal to (i) the principal of the 12% Subordinated Promissory Note purchased divided by (ii) $500,000 multiplied by (iii) Twenty Dollars ($20.00) for each eVU device sold during the calendar years of 2006, 2007 and 2008. The outstanding 12% Subordinated Promissory Notes were also amended such that the principal amount was convertible and on February 24, 2006 the conversion price was adjusted from $0.19 per share to $0.08 per share pursuant to an antidilution adjustment. A debt discount of $1,225,590 was recorded to reflect the value of the reduced conversion price of the debt and the value of repricing 2,000,000 warrants and was amortized over the remaining term of the notes or accelerated on note conversion.

During the period September through December 2006, the $1,300,000 balance of notes was converted into 16,250,000 common shares.

The Company recorded in other income and expenses royalty expense related to the $500,000 of notes as described above of $9,880 for both the three and nine months ended December 31, 2006.

Unsecured Promissory Notes
At March 31, 2006 the Company had two short-term 15% unsecured promissory notes outstanding. The following table summarized activity for the nine months ended December 31, 2006:

Balance at March 31, 2006 (notes amended effective June 30, 2006 to be due on December 31, 2006)	$1,015,954
Principal exchanged in August 2006 as exercise price of warrants	(105,062)
Principal payments	(12,337)
Accrued, unpaid interest	72,198
Balance exchanged for new three year term note (1)	(970,752)
$-

(1) On December 12, 2006 the Company exchanged the balance of the two short-term 15% Unsecured Promissory Notes due December 31, 2006 for (i) a new 7.5% Convertible Subordinated Term Note, with principal and interest payable monthly, in the principal amount of $970,752 due November 30, 2009 and (ii) 500,000 shares of common stock representing consideration for extending the maturity date and reducing the interest rate from 15% to 7.5%. As a consequence of the exchange, the previously outstanding 15% Unsecured Promissory Notes due December 31, 2006 were cancelled.

7.5% Convertible Subordinated Term Note
On December 12, 2006 the Company issued a new 7.5% Convertible Subordinated Term Note in the principal amount of $970,752 due November 30, 2009 in exchange for the 15% Unsecured Promissory Notes described above. The note provides for monthly principal and interest installments of $6,000 starting December 2006, increasing to $15,000 starting in February 2007, $30,000 starting in December 2007 and $50,000 starting in December 2008 with maturity November 30, 2009. Commencing with the February 2007 installment payment, the Company may, subject to certain limitations, elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares will be valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Installment note payments must be paid in cash if the computed average price is less than $0.10 per share. Subject to certain notice periods and other limitations, the balance of the note is convertible by the holder at $0.30 per common share beginning February 1, 2007 and the Company may elect to call the note for mandatory conversion if the closing sale price of the Company’s common stock is at least $0.40 per share for ten consecutive trading days. The Company may also prepay the note in full or in minimum parts of $50,000 on ten-day notice. The note may be subordinate to certain future senior indebtedness.

The Company evaluated the note exchange under FASB No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and determined that no gain or loss should be recorded as a result of the exchange. The fair value of the 500,000 shares issued of $77,500 is a debt discount being amortized over the term of the note using the interest method.

The following table summarizes the balance of the note at December 31, 2006:

7.5% convertible subordinated term note	$970,752

Less unamortized debt discount	(74,656)
Subtotal	896,096
Less current portion	(81,798)
$814,298

7. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2006:

					Additional
	Preferred stock		Common stock		Paid-in		Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Dividends	Deficit
Balance, March 31, 2006	98,500	$1,210,000	200,431,000	$200,431	$73,710,110	$(402,305)	$(77,172,095)
Accrued dividends on Series D Preferred Stock	-	-	-	-	-	(85,737)	-
Accrued dividends on Series EE Preferred Stock	-	-	-	-	-	(10,210)	-
Non-cash stock based compensation	-	-	-	-	163,227	-	-
Conversion of Preferred Stock	(7,500)	(300,000)	4,514,412	4,514	356,640	61,153	(61,153)
Stock issued on exercise of warrants	-	-	11,080,250	11,080	1,013,620	-	-
Stock issued on conversion of debt	-	-	18,750,000	18,750	1,481,250	-	-
Stock issued in connection with note addendum	-	-	500,000	500	77,000	-	-
Value assigned to inducement warrants	-	-	-	-	230,709	-	-
Loss for the period	-	-	-	-	-	-	(2,885,471)
Balance, December 31, 2006	91,000	910,000	235,275,662	$235,275	$77,032,555	$(437,099)	$(80,118,717)

8. PREFERRED STOCK
Convertible Non-Redeemable Series D
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.08 subject to certain adjustments if the Company issues shares at prices lower than $0.08. The Series D Stock shall be subject to automatic conversion on December 31, 2007. As of December 31, 2006 the 91,000 shares of the Series D Stock would have been convertible into 16,838,740 shares common stock. The Series D stock shall be subject to automatic conversion on December 31, 2007.

Convertible Redeemable Series EE
On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the "Series EE Stock") at a per share price of $100 for an aggregate amount of $1,850,000. The Series EE Stock was subject to automatic conversion in November 2006 and no shares were outstanding at December 31, 2006. During the nine months ended December 31, 2006 a total of 2,500 shares of Series EE Stock were converted into 3,607,289 shares of common stock.

9. LITIGATION
In May 2006, the Company announced that a complaint had been filed against the Company and certain of its officers and employees by digEcor, Inc. in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleged breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor sought, among other things, an injunction to prevent our company from selling or licensing certain digital rights management technology and “from engaging in any competition with digEcor until after 2009.” digEcor also sought “actual damages” of $793,750 and “consequential damages...not less than an additional $1,000,000.” This action was related to a purchase order the Company placed for this customer in the normal course of business on November 11, 2005 for 1,250 digEplayers™ with our contract manufacturer, Maycom Co., Ltd. Maycom was paid in full for the order by both e.Digital and digEcor by March 2006, but Maycom failed to timely deliver the order. The Company recorded an impairment charge of $603,750 in March 2006 for deposits paid to Maycom due to the uncertainty of obtaining future delivery. In October 2006 the Company received delivery from Maycom of the delayed 1,250-unit digEplayer order and delivered the order to digEcor. The Company recognized $713,750 of revenue from this order and reversed an impairment charge of $603,750 in its third fiscal 2007 quarter.

The Company has answered the complaint and is pursuing certain counterclaims. The case is currently in the discovery phase. In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor’s unjust enrichment, fraud, negligent misrepresentation, tortuous interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor’s claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor’s contract and damages claims remain in dispute, and the Court provided some interpretation of the contracts at issue in its ruling. The foregoing and other findings of the Court may be subject to appeal by either party. The Company believes it has substantive and multiple defenses and intends to vigorously challenge the remaining matters and pursue existing and possible additional counterclaims. Due to the uncertainties inherent in any litigation, however, there can be no assurance whether the Company will or will not prevail in its defense against digEcor’s remaining claims. The Company is also unable to determine at this time the impact this complaint and matter may have on its financial position or results of operations. The Company does not expect this litigation to affect its eVU business. The Company has an accrual of $80,000 as an estimate of our obligation related to the remaining general damage claim and the Company intends to seek restitution from Maycom for any damages it may incur but recovery from Maycom is not assured. Maycom is not involved in the design, tooling or production of our proprietary eVU mobile product. Moreover, the Company does not presently plan or expect to produce or sell digEplayer models to digEcor or other customers in the future.

10. COMMITMENTS AND CONTINGENCIES
The Company depends on contract manufacturers to (i) allocate sufficient capacity to its manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on the Company's business. Production and pricing by such manufacturers is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

11. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two customer comprised 53% and 46% of revenue for the nine months ended December 31, 2006. Sales to one customer comprised 99% of revenue for the nine months ended December 31, 2005.

The Company currently has one contract manufacturer for its eVU mobile entertainment device and depends on this manufacturer to (i) allocate sufficient capacity to meet manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company’s business, financial condition and operating results may be materially and adversely affected. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the ability of its manufacturer to purchase components. Failure or delay by component suppliers could adversely affect the Company’s ability to deliver products on a timely and competitive basis in the future.

12. INCOME TAX
At December 31, 2006, a 100% valuation allowance has been provided to offset the net deferred tax assets arising from available net operating loss carryforwards as management believes it is not more likely than not that the deferred tax asset will be realized.

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

13. SUBSEQUENT EVENT
On January 2, 2007, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company in an aggregate amount of $8.5 million from time to time over a 25 month period. The Company sold 4,166,666 shares of common stock to Fusion Capital under the agreement at a purchase price of $0.12 per share for total proceeds of $500,000. Under the terms of the common stock purchase agreement, Fusion Capital received a commitment fee consisting of 3,500,000 shares and an expense reimbursement of 200,000 shares of our common stock.

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

General
We are a holding company that operates through our wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) that can be applied to produce complex portable electronic products. In 2003 our DVAP was applied to an in-flight entertainment (“IFE”) device, the digEplayer(TM), for one customer. Through December 31, 2006 we had delivered over 9,250 digEplayers for airline use. In February 2006 we introduced a new and improved DVAP device, the eVU (TM) mobile entertainment device. We commenced initial eVU trials with target customers in the first quarter of fiscal 2007 and in the third quarter of fiscal 2007 we began shipping commercial quantities to customers.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies in the airline, healthcare, military, and other travel and leisure industries who desire to market eVU to consumers at their facilities. We employ both direct sales to customers and sales through value added distributors (VARs) that provide marketing, logistic and/or content services to customers.

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

Our future revenue is expected to be derived from the sale or lease of DVAP products and accessories to customers, warranty and technical support services and content fees and related services. We also are experienced and available to customize DVAP products for customers with special applications. We also expect that we can obtain license revenue in the future from our flash memory patent portfolio.

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

As of January 31, 2007 we had an order backlog of approximately $0.5 million for eVU units and accessories. We believe the majority of the backlog will ship to customers in the fourth quarter ending March 31, 2007. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Overall Performance
We have incurred significant operating losses and negative cash flow from operations in the current period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $80,118,717 and a working capital deficit of $1,585,935 at December 31, 2006. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) controlling overhead and expenses; (b) expanding sales and marketing to business customers and markets and (c) raising additional capital and/or obtaining third party financing.

We improved our financial position in the most recent quarter ended December 31, 2006 through:

•
The conversion in the third quarter of fiscal 2007 of the $1,300,000 balance of our 12% Subordinated Promissory Notes due December 31, 2006 into 16,250,000 shares of common stock. One director converted $50,000 of the Subordinated Notes into 625,000 shares. At December 31, 2006 no such notes remained outstanding.

•
The exchange on December 12, 2006 of two short-term 15% Unsecured Promissory Notes due December 31, 2006 with Davric Corporation for (i) a new 7.5% Convertible Subordinated Term Note, with principal and interest payable monthly, in the principal amount of $970,752 due November 30, 2009 and (ii) 500,000 shares of common stock representing consideration for extending the maturity date and reducing the interest rate from 15% to 7.5%. As a consequence of the exchange, the previously outstanding 15% Unsecured Promissory Notes due December 31, 2006 were cancelled.

•
Delivery of a delayed 1,250 unit digEplayer order resulting in $713,750 of revenue through the reduction of $713,750 in our customer deposit obligations and reversal of a $603,750 impairment charge recorded in March 2006.

For the nine months ended December 31, 2006:

•
Our revenues were $1,336,434. Sales to two customer accounted for 53% and 46% of our revenues and our results have been highly dependent on the timing and quantity of eVU orders by this customer and the potential of other airline customers. During the quarter we recognized $0.7 million in digEplayer revenue [see Note 9 Litigation]. Although we expect growing orders for eVU players in future quarters we do not expect future digEplayer orders. The failure to obtain eVU orders or delays of future orders could have a material impact on our operations.

•
We recorded a gross profit of $944,456 compared to a gross profit of $591,719 for the comparable nine months of the prior year. Gross profit increased due to the shipment of eVU units accompanied with the recognition of the digEplayer revenue where the costs were previously recorded as an impairment expense in the prior year. We anticipate improved eVU margins once the product is in full production with our contract manufacturer and volumes of scale are realized.

•
Operating expenses were $2.3 million, an increase from $1.9 million for the first nine months of fiscal 2006 consisting primarily from the adoption of SFAS 123R in which the company recognized approximately $163,227 as stock-based compensation expense and approximately $177,863 for preproduction and engineering costs incurred in the development of the eVU product.

•
Other income and expenses were a net expense of $1.5 million consisting primarily of non-cash interest of $1.1 million related to amortization of warrants issued with debt and $230,709 as warrant inducement expense.

•	Our net loss increased to $2.9 million from $1.8 million for the prior nine months ended December 31, 2005.

Our monthly cash operating costs have been on average approximately $185,000 per month for the period ending December 31, 2006. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. The introduction of the eVU will also require additional expenditures, the amount and timing not currently estimable by management. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business See Part II, Item 1A (Risk Factors) below.

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

Results of Operations

Nine months ended December 31, 2006 compared to nine months ended December 31, 2005
For the nine months ended December 31, 2006, we reported total revenues of $1,336,434, a 57% decrease from total revenues of $3,103,044 for the nine months of fiscal 2006. Product revenues for nine months ending December 31, 2006 were also $1,336,434, a 56% decrease from product revenues of $3,056,111 for the nine months ending December 31, 2005. The decrease in product revenue for the first nine months ending December 31, 2006, resulted from the digEplayer order delay described further in Note 9 above, no new orders for digEplayers and limited revenues from eVU due to its very recent introduction. We expect growing orders for eVU players in future quarters but do not expect future digEplayer orders as our customer has announced an alternative supplier has been selected for a replacement product.

We had no service revenues for the nine months ended December 31, 2006 as we focused on our internally developed eVU product. We had services revenues of $46,933 for the comparable nine months of the prior year.

Cost of sales includes manufacturing costs for products sold, operation costs associated with product support and other costs associated with the delivery of engineering support and services. Cost of sales for the nine months ended December 31, 2006 consisted of $391,798 of product costs and $0 of service costs, consisting primarily of manufacturing costs associated with the production of eVU units that were shipped in the period. In fiscal 2006, the company recorded an impairment charge related to the cost paid for digEplayers not received. Subsequently the units have been shipped and accepted by our customer digEcor. However, since the cost of this was previously recorded as impairment there are no cost of sales for those units in the current period. Cost of sales for the nine months ended December 31, 2005 consisted of $2,506,450 of product costs and $4,875 of service costs, consisting mostly of research and development labor funded in part by OEM development agreements.

Gross profit for the first nine months of fiscal 2007 was $944,456 compared to a gross profit of $591,719 for the first nine months of fiscal 2006. Gross profit as a percent of sales for the first nine months of fiscal 2007 was 71% compared to 19% for the same period last year. The increase in the gross profit is due in part to the recognition of the digEplayers as revenue which was previously classified as impaired in fiscal year 2006. Gross profit percentage is highly dependent on sales, price, volume, purchasing costs and overhead allocations. Gross margins may vary significantly from period to period. At the present time, warranty costs are not significant.

Selling, general and administrative expenses include payroll, employee benefits, and other costs associated with financing, customer support functions, facilities, stock-based compensation and depreciation expenses. Selling, general and administrative costs for the nine months ended December 31, 2006, was $1,179,613 compared to $940,767 for the first nine months of fiscal 2006. The increase of $238,846 can be attributed to an increase of stock-based compensation expense of $110,337 and an increase of $143,340 in legal services. Recent quarterly selling and administrative expenses have been relatively constant as we maintained staffing levels and had no significant outside selling costs. However in the future we may incur additional legal costs associated with current litigation and additional costs to comply with Section 404 of the Sarbanes-Oxley Act. We anticipate quarterly selling and administrative expenses to be constant as we are focused on business customer opportunities.

Research and development expenses include payroll, employee benefits, and other costs associated with product development. Research and development expenses also include third-party development and programming costs. Research and related expenditures for the nine months ended December 31, 2006 were $1,101,231, as compared to $968,602 for the nine months ended December 31, 2005. The increase of $132,629 can be attributed to the increase in preproduction costs of $24,335, an increase of $35,613 for consulting and engineering services, an increase of $52,890 for stock-based compensation and an increase of $17, 750 in postage and shipping costs associated with the production of the eVU product. Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects, reimbursement by OEM contracts and the availability of financial resources.

We reported an operating loss of $1,336,388 for the nine months ended December 31, 2006 as compared to an operating loss of $1,317,650 for the nine months ended December 31, 2005. The increase in operating loss resulted from the increase in gross profit for the nine month period offset by the increase of $371,475 in operating expenses. We believe, but we cannot guarantee, that our strategy of investing in digital video/audio platform developments with supply or royalty provisions will provide positive margins in future periods. The timing and amount of product sales and the recognition of contract service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the nine months are not necessarily indicative of operating results for future periods or the fiscal year.

We reported a loss for the nine months of the current fiscal year of $2,885,471 as compared to a loss of $1,686,387 for the prior year’s nine months. For the nine months ended December 31, 2006, we incurred interest expense of $1,319,135 as compared to $374,901 for the comparable period in the prior year. This included non-cash amortization of debt discount of $1,105,876 and $178, 107 for the nine months ended December 31, 2006 and 2005, respectively. We also recorded a warrant inducement expense for $230,709 representing the fair value of the 2,331,572 New Warrants issued as an inducement for early exercise.

The loss available to common stockholders for the nine months ended December 31, 2006 and 2005 was $2,981,408 and $1,814,658 respectively. Included in the loss available to common stockholders for the nine months ending December 31, 2006 and 2005 was accrued dividends of $95,937 and $128,271 respectively on preferred stock.

Three months ended December 31, 2006 compared to three months ended December 31, 2005
For the third quarter of fiscal 2007, we reported total revenues of $1,302,312 a 1,035% increase from total revenues of $114,696 for the third quarter of fiscal 2006. Included in the third quarter revenue are the 1,250 digEplayers which were shipped and accepted by digEcor [See Note 9. Litigation]. Product revenues for the quarter ending December 31, 2006 increased to $1,302,312 compared to $106,362 for the third quarter ending December 31, 2005.

Service revenues for the third quarter of fiscal 2007 were $0 compared to $8,334 for the comparable period of the prior year.

Cost of sales for the three months ended December 31, 2006 consisted of $362,768 of product costs primarily for manufacturing costs associated with the production of in-flight entertainment devices that were shipped in the period. Cost of sales for the three months ended December 31, 2005 consisted of $105,550 of product costs and $0 of service costs.

Gross profit for the third quarter of fiscal 2007 was $939,544 compared to a gross profit of $9,146 for the third quarter of fiscal 2006. Gross profit as a percent of sales for the first quarter of fiscal 2007 was 72% compared to 8% for the same period last year. The gross profit increase was due primarily due to the digEcor sale as described above where costs of the product were expensed in fiscal 2006.

Selling, general and administrative costs for the three months ended December 31, 2006, was $366,559 compared to $205,383 for the third quarter of fiscal 2006. The $161,176 increase can be attributed to an increase of $44,316 for stock-based compensation expense, an increase of $40,758 in professional services, an increase of $12,355 in travel and entertainment. Included in the third quarter of fiscal 2006 was a decrease of $84,270 for accounts payable write offs. No write offs were generated in for the comparable period of fiscal 2007.

Research and related expenditures for the three months ended December 31, 2006 were $346,982, as compared to $318,358 for the three months ended December 31, 2005.

We reported an operating profit of $226,003 for the three months ended December 31, 2006, as compared to an operating loss of $514,594 for the three months ended December 31, 2005. The 144% decrease in operating loss resulted primarily from the increase of revenue from the digEplayer order in which an impairment was recorded in the prior year offset by an increase in total operating expense.

We reported interest expense of $373,170 for the three months ended December 31, 2006 versus $141,909 for the prior comparable period. This included non-cash amortization of debt discount of $321,497 and $60,031 for the three months ended December 31, 2006 and 2005, respectively.

We reported a loss for the third quarter of fiscal 2007 of $156,433 as compared to a loss of $656,486 for the prior third quarter of fiscal 2006. The loss attributable to common stockholders for the three months ended December 31, 2006 and 2005 was $185,746 and $699,072, respectively. Included in the loss available to common stockholders for the period ending December 31, 2006 were accrued dividends on the preferred stock of $29,313. Included in the loss available to common stockholders for the period ending December 31, 2005 were accrued dividends on the preferred stock of $42,586.

Liquidity and Capital Resources
At December 31, 2006, we had a working capital deficit of $1,585,935 compared to a working capital deficit of $2,516,367 at March 31, 2006. Cash used in operating activities for the nine month period ended December 31, 2006 was $1,661,426 resulting primarily from the $2,885,471 loss for the period, a decrease of $2,670 in accounts receivable, an increase of $50,029 in prepaid expenses, an increase of $145,452 in inventory, an increase of $499,396 in accounts payable, a decrease of $43,029 in other accounts payable and accrued liabilities and a decrease of $710,976 in customer deposits.

During the nine months ended December 31, 2006, we purchased no additional property and equipment.

For the nine months ended December 31, 2006 and 2005, cash provided by and used in financing activities was $907,302 and $334,236, respectively with cash provided from the exercise of warrants and used for principal payments on notes.

We normally secure payment prior to delivery so accounts receivables have not been significant during the current year. However we may grant terms in the future and therefore receivables may vary dramatically due to the timing of product shipments and contract arrangements.

At December 31, 2006, we had cash and cash equivalents of $304,599. Other than cash and cash equivalents, we have no material unused sources of liquidity at this time. We have no material commitments for capital expenditures or resources. Based on our cash position and assuming currently planned expenditures and level of operation, we believe we will require approximately $1.5 million of additional funds for the next twelve months of operations. Actual results could differ significantly from management plans. We believe we may be able to obtain some additional funds from future product margins from product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need to seek equity or debt financing in the next twelve months for working capital and we may need to seek equity or debt financing for payment of existing debt obligations and other obligations reflected on our balance sheet.

On January 2, 2007, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from us in an aggregate amount of $8.5 million from time to time over a 25 month period. We have sold 4,166,666 shares of common stock to Fusion Capital under the agreement at a purchase price of $0.12 per share for total proceeds of $500,000. Under the terms of the common stock purchase agreement, Fusion Capital received a commitment fee consisting of 3,500,000 shares and an expense reimbursement of 200,000 shares of our common stock.

We cannot guarantee that the agreement with Fusion Capital will be sufficient or available to fund our ongoing operations. The extent to which we are able to rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products or services or the licensing of our intellectual property. Additionally, we will not have the right to commence any additional sales of our shares to Fusion Capital under the common stock purchase agreement until after the Securities and Exchange Commission has declared the registration statement filed by us on January 30,2007 effective. After the Securities and Exchange Commission has declared such registration statement effective, generally we have the right but not the obligation from time to time to sell our shares to Fusion Capital in amounts between $80,000 and $1.0 million depending on certain conditions. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to raise additional funds through the sale of our products or services or the licensing of our intellectual property, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $8.5 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. There can be no guarantee that we will be able to raise additional capital, if required.

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

As of December 31, 2006, our contractual obligations and commercial commitments are summarized below:

Cash Contractual Obligations by Period	Total	Less than 1 year	1 - 2 years	2 - 3 years	Over 3 years

7.5% Unsecured Promissory Notes (1)	1,120,165	162,000	360,000	598,165	-
Operating Lease (2)	340,842	17,417	71,061	73,192	179,175
Total cash obligations	$1,461,007	$179,417	$431,061	$671,357	$179,175

(1)	7.5% unsecured note and estimated future interest payments to maturity at November 30, 2009.
(2)	Office sublease agreement.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment in cash and cash equivalents of $304,599 and our debt of $970,752, consisting of a 7.5% Convertible Subordinated Promissory Note and accrued interest. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At December 31, 2006, the market value of these investments, which were all classified as cash and cash equivalents and certificate of deposit, and debt approximated cost.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act] that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have only fifteen employees and these employees work at one location. The small number of employees is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible. While the Securities and Exchange Commission had indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In May 2006, we announced that a complaint had been filed against our company and certain of our officers and employees by digEcor, Inc. in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleged breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor sought, among other things, an injunction to prevent our company from selling or licensing certain digital rights management technology and “from engaging in any competition with digEcor until after 2009.” digEcor also sought “actual damages” of $793,750 and “consequential damages...not less than an additional $1,000,000.” This action was related to a purchase order we placed for this customer in the normal course of business on November 11, 2005 for 1,250 digEplayers™ with our contract manufacturer, Maycom Co., Ltd.. Maycom was paid in full for the order by both e.Digital and digEcor by March 2006, but Maycom failed to timely deliver the order. We recorded an impairment charge of $603,750 in March 2006 for deposits paid to Maycom due to the uncertainty of obtaining future delivery. In October 2006 we received delivery from Maycom of the delayed 1,250-unit digEplayer order and delivered the order to digEcor. We recognized $713,750 of revenue from this order and reversed an impairment charge of $603,750 in our third fiscal 2007 quarter.

We have answered the complaint and are pursuing certain counterclaims. The case is currently in the discovery phase. In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor’s unjust enrichment, fraud, negligent misrepresentation, tortuous interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor’s claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor’s contract and damages claims remain in dispute, and the Court provided some interpretation of the contracts at issue in its ruling. The foregoing and other findings of the Court may be subject to appeal by either party. We believe we have substantive and multiple defenses and intend to vigorously challenge the remaining matters and pursue existing and possible additional counterclaims. Due to the uncertainties inherent in any litigation, however, there can be no assurance whether we will or will not prevail in our defense against digEcor’s remaining claims. We are also unable to determine at this time the impact this complaint and matter may have on our financial position or results of operations. We do not expect this litigation to affect our eVU business. We have an accrual of $80,000 as an estimate of our obligation related to the remaining general damage claim and we intend to seek restitution from Maycom for any damages we may incur but recovery from Maycom is not assured. Maycom is not involved in the design, tooling or production of our proprietary eVU mobile product. Moreover, we do not presently plan or expect to produce or sell digEplayer models to digEcor or other customers in the future.

Item 1A. Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. See "Cautionary Note on Forward Looking Statements" within this document. If any of the following risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K for March 31, 2006, except as follows:

▪	We updated our risk factor related to limited customers to reflect the fact that we do not expect future orders for the digEplayer.

▪	We updated our risk factor related to additional financing to reference the recent financing transaction entered into with Fusion Capital.

▪	We updated our risk factor related to reliance on manufacturers and component suppliers to reflect reliance on one manufacturer for our eVU product.

▪
We updated our risk factors related to risks of trading in our common stock to underscore the potential dilutive effects of future sales of shares of common stock by stockholders and by the Company, including Fusion Capital and subsequent sale of common stock by the holders of warrants and options and that such dilution could have an adverse effect on the market price of our shares.

▪
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

We Need to Obtain Additional Financing to Continue Operating our Business. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

•	Finance working capital requirements
•	Pay for increased operating expenses or shortfalls in anticipated revenues
•	Fund research and development costs
•	Develop new technology, products or services
•	Respond to competitive pressures
•	Support strategic and industry relationships
•	Fund the production and marketing of our products and services

We cannot guarantee that the agreement with Fusion Capital will be sufficient or available to fund our ongoing operations. We only have the right to receive $80,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $0.10, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.08. We registered 19,166,666 shares for sale by Fusion Capital from time to time pursuant to this prospectus. We have sold 4,166,666 shares to Fusion capital for proceeds of $500,000. Accordingly, the selling price of our common stock that may yet be sold to Fusion Capital will have to average at least $0.53 per share for us to receive the maximum proceeds of $8.5 million. Assuming a purchase price of $0.17 per share (the closing sale price of the common stock on January 26, 2007) and the purchase by Fusion Capital of the full 19,166,666 shares under the common stock purchase agreement, proceeds to us would only be $3,050,000, including the $500,000 already sold to Fusion Capital.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products or services or the licensing of our intellectual property. Specifically, Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.08. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive and if we are unable to raise additional funds through the sale of our products or services or the licensing of our intellectual property, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $8.5 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans.

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

We Expect Our Operating Results to Fluctuate Significantly. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	Market acceptance of our products by business customers and end users
•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
•	Fluctuations in operating costs
•	Changes in research and development costs
•	Changes in general economic conditions
•	Changes in technology
•	Short product lifecycles

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

We Need to Obtain Additional Financing to Continue Operating our Business. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

•	Finance working capital requirements
•	Pay for increased operating expenses or shortfalls in anticipated revenues
•	Fund research and development costs
•	Develop new technology, products or services
•	Respond to competitive pressures
•	Support strategic and industry relationships
•	Fund the production and marketing of our products and services

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues have been derived primarily from a limited number of customers. Two customers accounted for approximately 53% and 46% of revenues for the period ended December 31, 2006. We do not expect future orders from digEcor, and if we are unable to obtain sufficient new customers for our new eVU product, reduced sales may have a material adverse effect on our operations. In May 2006, the company and certain of its officers were sued by digEcor. We are unable to determine at this time the impact this litigation and matter may have on our financial position or results of operations.

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

Risks Related to Operations

We Depend on One Contract Manufacturer and Various Component Suppliers and Our Business Has Been and Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on one supplier for manufacturing eVU products. We do not currently anticipate future production of the previous digEplayer product. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If the manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future. Our operations in the past have been negatively impacted by delays by manufacturers and component suppliers and may be so impacted in the future.

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

Failure to Achieve and Maintain Effective Internal Controls in accordance with Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect On Our Business. As a public company, we will be required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors that both addresses management's assessments and provides for the independent auditor's assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal controls also will involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

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

In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by the Company, including Fusion Capital and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

e.DIGITAL CORPORATION

Date: February 13, 2007	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer (Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)