Form 10-K
period 2007-03-31
E DIGITAL CORP
filed 2007-06-29
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act) Large Accelerated Filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2006 was approximately $34,010,490 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 28, 2007 there were 245,415,499 shares of e.Digital Corporation Common Stock, par value $.001, outstanding and 91,000 shares of Series D Preferred Stock, stated value $10.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended March 31, 2007.

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

PART I

ITEM 1. BUSINESS

Overview

e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) that can be applied to produce complex portable electronic products. In 2003 our DVAP was applied to pioneer a portable in-flight entertainment (“IFE”) device, the digEplayer™, for one customer. In February 2006 we introduced a new and improved DVAP device, the eVU™ mobile entertainment device targeted at the IFE and additional markets. We commenced eVU customer trials in the late 2006 and commercial shipments to customers in the third quarter of fiscal 2007.

We believe we are the leading producer of dedicated portable IFE products delivering over 10,000 units since 2003 for airline use. Our latest model, eVU, features sharp images on a 7” or 8” high resolution LCD screen, a 40 GB (Gigabytes) to 200 GB of rugged and reliable storage, high audio fidelity, dual stereo headphone jacks, embedded credit card reader/processor, touch screen capabilities, a full feature graphical user interface, patent-pending hardware security technology, and 14 hours of high resolution video playback on a single battery charge. We also have the capability to add features and customize the product for target markets or select customers.

eVU is targeted at business opportunities for secure hard drive-based closed system video products loaded with desirable movie, television, music, informational, and educational content, rented or provided to end users. We are focused on U.S. and international companies in the airline, healthcare, military, and other travel and leisure industries which desire to market or provide eVU to consumers at their facilities. We have developed logistic and secure content solutions to enable customers to rapidly deploy, operate and maintain eVUs for users. In addition to offering eVUs for sale we have developed eVU solutions on periodic payment or revenue sharing programs. We employ both direct sales to customers and sales through value added resellers (VARs) that provide marketing, logistic and/or content services to customers.

We also own an important portfolio of patents related to the use of flash memory in portable devices and we are actively engaged in a strategy to monetize our patent portfolio. In June 2006 we engaged an intellectual property consultant to investigate, document and develop our portfolio and to liaison with outside legal counsel. In March 2007 we selected and engaged the international legal firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. We, and our advisors, have performed certain due diligence on our patents and we believe we have strong intellectual property rights that can be licensed.

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

Background on Technical Innovations

We have a record of pioneering technical achievements in developing portable electronic products including products developed under contract for major OEM (original equipment manufacturer) customers. These innovations include:

•
1990 - Released the first commercial ear telephone with an earpiece that located both the speaker and the microphone in the ear without feedback. (This was the first product in what ultimately became today’s line of Jabra™ hands-free communication products.)

•	1993 - Developed the first portable digital player/recorder with removable flash memory. Resulted in five U.S. patents on the use of flash memory in portable devices.

•	1996 - Developed the first high-speed download device to store digital voice recordings on a personal computer in compressed format.

•	1998 - Developed the first multi-codec (including MP3) portable digital music player.

•	1999 - Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

•	2002 - Developed the first voice controlled MP3 player using our VoiceNav™ speech navigation system.

•	2002 - Bang & Olufsen introduced a branded digital audio player (BeoSound 2) developed by us pursuant to a license agreement.

•	2003 - Designed, developed and delivered wireless MP3 headsets employing our MircoOS operating system to Hewlett-Packard for use at Disneyworld in Orlando, Florida.

•	2003 - Licensed our digital audio to a multi-billion dollar Asian OEM for branding to Gateway Computers.

•	2003 - Developed the first Hollywood-approved portable in-flight entertainment device, the digEplayer™.

•	2006 - Introduced eVU™, a next generation dedicated mobile entertainment device with 14+ hours of playback, wireless capability and proprietary content encryption approved by major studios.

These technical achievements and our base of technology allow us to rapidly develop or customize electronic products for our own account or for others.

Digital Video/Audio Technology Platform

We have designed and developed a Digital Video/Audio Technology Platform based on our proprietary MicroOS™ core (see discussion below). Our Digital Video/Audio Platform (“DVAP”) accommodates various third party video compression encoded material, proprietary security measures and allows for other customizable options. The DVAP supports screen sizes from 2.5” to 10.4” and is capable of achieving better than DVD quality video.

Our first commercial release of a DVAP device was accomplished through business customer Airline Protective Systems (“APS”) branding and distribution of the digEplayer 5500™ IFE product to Alaska Airlines. The first units were provided to Alaska Airlines passengers in October 2003 pursuant to a development agreement dated October 2002 specifically related to Alaska Airlines that expired in October 2005. In 2004 and 2005, we received follow-on orders for commercial quantities of IFE units pursuant to purchase orders.

Our 2002 agreement with APS (now known as digEcor - a division of Wencor West, Inc.) expired in October 2005 and did not transfer or license rights to our technology. Due to the litigation described below in “Legal Proceedings”, we do not expect future digEplayer orders from digEcor and we have no plans to produce the product design for other customers. digEcor has announced that it intends to offer a competitive player manufactured by another contractor. See “Competition.” We believe we own all rights to our DVAP technology and rights to market devices to all customers and all markets.

Our proprietary DVAP is flexible and we believe we can address markets beyond IFE with products customized for niche customers for travel and leisure, medical, education, government and military use. We are modifying our DVAP technology to incorporate the latest LCD screen, media storage, video processing, battery and other components to address specific needs of the medical and travel and leisure segments of the market. We also seek to make improvements and component and model changes from time to time to be competitive.

Proprietary DVAP Technology Elements

MicroOS™

Our proprietary MicroOS operating system serves as the software foundation for our DVAP Platform. MicroOS was originally developed by us for use in digital voice recorder technology, but because of its inherent flexibility, has grown and been adapted to support audio and video storage and playback and wireless utilities. MicroOS is compact, efficient and dynamic, responding to a variety of user interfaces. MicroOS manages the volume and equalizer functions, the LCD drivers and interfaces, decodes a wide variety of audio and video files, interacts with a variety of digital rights management schemes and supports today’s most popular media storage formats including hard disk drives, compact and embedded flash and others.

There are two major categories of portable storage media: solid state and miniature rotating disks including hard disk drives. We have designed our technology to work with a wide variety of portable storage media. Our product applications have supported a variety of storage media with capacities ranging from 16 Megabytes (“MB”) to 200 Gigabytes (“GB”) in portable storage formats widely available from various vendors.

These portable storage formats are complicated to use and generally require a sophisticated interface and file system. A file system is a software driver used to make portable memory components more closely emulate a traditional disk drive and allow an understood mechanism for rapidly storing and retrieving data with the minimal overhead allowed in a portable device. Portable storage formats may also require the use of sophisticated power management systems to maximize battery life in portable devices, and additionally may require robust software interfaces with personal computing platforms for consumers’ ease of use in exchanging data files (consisting of music, pictures, movies, voice recordings, text documents, spreadsheets, or other data) with their personal computers or with central servers.

MicroOS efficiently manages multiple functions within a single device, utilizing less power, space and operating capacity than many alternative solutions. The life cycle of consumer electronics products is very short and continues to accelerate. With MicroOS we believe we are able to complete new product design and development projects faster and more economical than competitors. The use of MicroOS shortens the development cycle and MicroOS’ flexibility provides the same lead time benefits to subsequent generations of each MicroOS or DVAP based product.

Content Protection Technology

We have designed and developed a family of proprietary hardware and software encryption, digital rights management (DRM), key management and data obscuration technology for content protection. This technology has been employed in our prior MP3 player products and in our current DVAP products. Our latest product eVU incorporates an implementation of this family of technology and has been tested and approved by major Hollywood movie studios. We currently have a U.S. patent application pending for security technology and a provisional U.S. patent application for our family of security technology.

Wireless Technology

We have experience in developing wireless solutions for business customers and our DVAP has applications for wireless technology. Wireless communications between devices and hosts will benefit consumers’ abilities to manage and procure content. We are also integrating 802.11 (Wi-Fi) technology as an option for our DVAP. We have a separate Wireless Technology Platform that can also be applied to other electronic products. We expect to support and integrate other, new wireless technologies into our DVAP or our Wireless Technology Platform, including WiMax, UWB and others.

DVAP Products and Services

We market and sell our eVU portable mobile entertainment device to customers directly and through VARs. Generally each batch sale includes logo customization on the device (for example an airline logo) and an initial content load with a customized graphical user interface or GUI (for example the airline logo appearing on startup, then a listing of content for selection by the end user). While marketing and sales of eVUs is currently targeted primarily to the airline industry, we believe it has applications in the healthcare, military, and other travel and leisure markets.

We have developed and sell accessory products to our customers and VARs allowing them to operate a mobile entertainment business. These accessories include e.Digital Battery Charging Stations to charge, maintain and refresh batteries and e.Digital Content Loading Stations to upload graphical interfaces and content to multiple players at one time. Customers also may order spare batteries depending on their requirements.

We also provide content services to our customers and VARs that includes encoding content (purchased by us or provided by the customer), integrating the content with our proprietary GUI software to produce a master content file (containing content and the customized GUI interface) for rapid uploading to multiple players. Our GUI allows ease of use and can accommodate multiple languages. Our tested and Hollywood studio approved encryption methods protect content from being pirated. These services allow protected content on eVU players to be periodically updated through e.Digital Content Loading Stations by our customers or VARs or others on their behalf.

We also offer extended maintenance and replacement services for customers.

We expect to offer new player models in the future and add features as required to remain a leader in the portable mobile entertainment field.

Markets for DVAP Products and Services

Industry Background

Digital video players including DVD (digital video disc) players and related content are increasing in popularity with consumers. According to the Digital Entertainment Group, consumer spending on DVD increased from $12 billion in 1999 to over $24 billion in 2006.

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

We believe demand will grow for portable hardware systems that allow consumers to select and download movies over the Internet in digital form, then download them to a portable player capable of feeding the video and audio signals through a home entertainment system or built-in viewing screen and speakers. While our current focus is on our closed secure system offering high content protection in multiple use environments, we also see future opportunities to develop devices to meet the emerging need for digital download and portability.

We believe there are applications for our DVAP in broad aspects of the travel and leisure, medical, educational, consumer, government and military markets and that these are growing markets.

In-Flight Entertainment

IFE encompasses music, news, television programming, and motion pictures presented through audio/video systems typically embedded into an aircraft. Certain airlines are also beginning to incorporate satellite programming and/or wireless Internet access for their passengers through extensive built-in hardware in certain aircraft on certain routes. According to a Frost and Sullivan 2005 survey, airlines worldwide spend approximately $2 billion a year on entertainment with rapid growth predicted for portable and personal IFE devices.

Because the costs to retrofit an aircraft with IFE equipment can be prohibitive, we pioneered and developed an alternative IFE system. Our portable IFE player, based upon our DVAP, is smaller than a typical laptop computer and has a high-quality color screen and stereo headphones and long battery life unattainable by computer based devices. Although passengers may rent or purchase portable DVD players from outside entities, we created the first portable video players that can be rented to passengers by the airline. We believe this type of system is attractive to airlines and other travel-related entities because of its revenue potential, variety of content, long battery life, content security and inexpensive implementation.

The top 20 worldwide air carriers have over 7,400 aircraft many not equipped with IFE systems. There are approximately 1,500 airlines worldwide representing a substantial market for portable IFE devices. Some of our initial customers for the eVU represent small short-haul low cost carriers seeking to provide entertainment to their customers.

Other Markets

During fiscal 2006 we completed two successful trials in two major city hospitals using eVU in a variety of settings but primarily for patient waiting areas. Results indicate high satisfaction by users and hospital employees. We believe the approximately 6,000 hospitals and the many outpatient and other medical facilities in the U.S. provide a substantial market opportunity.

We believe the travel and leisure market also provides a significant market opportunity. This includes over 120 cruise ships operating internationally and over 40,000 hotels with under 150 rooms with many that do not offer in-room movies. Rail, bus, ferries and other modes of transportation also represent markets for eVU.

We also believe there is a market for eVU devices in the military on aircraft carriers and in other settings where personnel have down time and seek entertainment from a robust device with wide content variety without DVDs or tape.

Our Business Strategy

We are leveraging and building on our leadership position in the portable IFE market to market our eVU device to airlines and expand eVU distribution to the healthcare, military, and other travel and leisure markets. Our objective is to have our products play a significant role in the IFE and other related markets.

In addition to offering our eVU product and custom variations to customers, we also are available to provide customers a total solution from product design through development, manufacturing, delivery, and support. Our efforts include:

•
Expanding our business by obtaining new IFE airline customers and customers in the healthcare, military, and other travel and leisure industries. We intend to use both direct and VAR sales domestically and internationally to grow our business. We also intend to seek joint ventures or revenue sharing arrangements for deployment of eVU products in select applications.

•
Developing brand name recognition - This strategy is being pursued through participation in industry alliances, trade show participation, professional articles and attaching our name along with customer products to the greatest extent possible.

•
Expanding our technology base through continued enhancements of our technologies and application - We develop in-house proprietary designs, products, features or technologies that may be private labeled or licensed to one or more business customers. Our engineering team continues to enhance and update our DVAP platform, our MicroOS system and related technology. We also devote resources to expanding our technology to new applications. In addition to supporting music, voice, and video processing, we believe our technology may have applications in a wide range of products.

•
Leverage strategic industry relationships - We have established and maintain important strategic industry relationships and associations with a number of related companies. We seek to leverage these relationships to offer better technology integration and solutions to our business customers and to maximize subtle but valuable marketing and co-promotion opportunities.

We also intend to monetize our portfolio of patents related to the use of flash memory in portable devices. In June 2006 we engaged an intellectual property consultant to investigate, document and develop our portfolio and to liaison with outside legal counsel. We, and our advisors, have performed certain due diligence on our patents and we believe we have strong intellectual property rights that can be licensed. In March 2007 we selected and engaged the international legal firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. There can be no assurance we can generate revenues from this activity.

Manufacturing

In the past we have employed nonexclusive relationships with manufacturers with facilities in Asia and the United States. These manufacturers either have performed or are qualified to perform manufacturing, assembly, and related services for us and for our customers and licensees. We have expertise in developing, performing and overseeing manufacturing processes.

In fiscal 2007 we purchased primary components from various suppliers with one manufacturer accounting for 73% of total purchases for the fiscal year. In fiscal 2006, two manufacturers accounted for 74% and 13% of total purchases for fiscal year 2006. For fiscal 2005 one manufacturer accounted for 92% of total purchases. These manufacturers purchase major electronic components from a limited number of suppliers.

We have developed a turnkey domestic manufacturing relationship with a qualified contract electronic manufacturer for our eVU product and believe we can deliver product timely to future customers. We expect substantially all of our fiscal 2008 purchases to be from this contract manufacturer. The loss of this manufacturer or the disruption in supply from the manufacturer or in the supply of components by its and our suppliers could have a material adverse effect on our financial condition, results of operations and cash flows.

Marketing, Sales and Distribution

Marketing and sales are performed internally primarily by our Vice President of Business Development and our President/Chief Technical Officer and various technical personnel who are involved in the sales process. Our initial focus has been on smaller international regional or short haul airlines directly and through a VAR.

We also intend to use VARs in the airline and other target markets. A VAR offers the ability to provide entertainment (movie, television, music, informational, and/or educational content), supply, content refreshment and logistic services (recharging and maintenance) and related services for customers not able or willing to provide such services. In May 2006 we entered into an VAR agreement with London based Mezzo Movies Ltd. providing them exclusive rights to certain customers in the low-cost short-haul airline market primarily in Europe. Although the exclusive rights have expired, we are continuing to work and ship product to Mezzo as a VAR customer.

We expect to add additional VARs in the airline and in our other target markets as we expand distribution. For some customers we may expand our business to provide the support services typically provided by our larger customers or VARs.

We also intend to seek joint ventures or revenue sharing arrangements for deployment of eVU products in select applications.

We market our product and services through our strategic and industry relationships and technical articles in trade and business journals. We also participate in industry trade shows, either directly or in conjunction with customers and/or strategic partners. In the last twelve months we have devoted significant resources to creating enhanced marketing materials that supplement custom marketing presentations to key prospects. We may in the future employ limited and selected advertising in targeted industry publications.

Sales to two major customer comprised approximately 53% and 39% of our revenues in fiscal 2007, [2006 - one customer comprised 94% of revenues] and [2005- one customer comprised 96%]. Historically, our revenues have relied on a few major customers. There is no assurance we will obtain any revenues from existing customers in fiscal 2008. We are seeking to expand our customer base and reduce reliance on a few customers in future periods. Currently the loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.

Our backlog fluctuates due to the timing of large orders and other factors. Our products are manufactured with lead times of generally less than three months. Our backlog at March 31, 2007 was $1,725,000, at March 31, 2006 it was nil (excluding the uncompleted digEcor order for approximately $700,000), and at March 31, 2005 was $0.6 million. Our order backlog does not necessarily indicate future sales trends. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Research and Development Costs

For the years ended March 31, 2007, 2006 and 2005, we spent $1,474,540, $1,337,568 and $1,515,238, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities. In fiscal 2005, approximately $122,613 of total research and development revenue was recognized from the company’s research and development contracts. The related costs were included in cost of services.

Intellectual Property

We have five issued U.S. patents covering our MicroOS file management software and certain technology related to the use of flash memory in portable digital devices. Our software is also protected by copyrights. We rely primarily on a combination of patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect our proprietary rights.

We have designed and developed proprietary hardware encryption technology for content protection. This technology has been used in the digEplayer and eVU products and has been tested and approved by major Hollywood movie studios. We currently have a patent application pending with the U.S. Patent Office for this technology.

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

We have also filed a number of trademark applications with the U.S. Patent and Trademark Office. We have received notification of allowance from the United States Patent Office for use of e.Digital™, MicroOS™, Smart Solutions for a Digital World (Service Mark), VoiceNav®, Music Explorer®, MXP™, Flashback®, Hold That Thought®, Fumble Free® and SoundClip® as registered trade names. We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in developing portable devices using flash memory and other portable storage formats.

Competition

Many large manufacturers currently market various forms of component or handheld digital video players, including Panasonic, Sony, Samsung, Hitachi, RCA, Audiovox, Philips, Daewoo, General Electric, and Toshiba. Other manufacturers may announce products in the future.

Competition in the IFE industry comes from portable DVD hardware manufactured by companies such as Sony, Samsung, Panasonic, or Audiovox, who may sell such products to travelers or airlines or rental outfits and custom portable IFE hardware specifically targeted for airline use. We expect to compete with digEcor, our former customer that has announced a new portable IFE device to be built by others. Innovative Media Solutions (IMS) has offered a portable PC laptop-based IFE product used on several airlines and has recently offered additional models. AIRVOD Entertainment Systems and Phantom Media, European producers, advertise portable IFE products that may become competitive to eVU. Panasonic and other electronic companies have or have announced products and may become more active in the portable IFE industry. The airline industry may also continue to opt for embedded IFE systems offered by Panasonic, Thales and others. Motion picture studios or others could contract competing hardware developers to create new portable products for the IFE industry. Although our system was designed as a portable IFE device and has unique features and the support of content providers, there can be no assurance that other manufacturers will not create and introduce new competing portable IFE products.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

We believe we have developed a leading low-level real time operating system and comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd. (acquired in 2006 by SanDisk Corporation), Intel Corporation, PortalPlayer Inc., I/O Magic, and Datalight Inc. In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, we offer a system attractive for complex applications. Our technology competes with other solutions; however, we focus on markets requiring advanced features and a robust file management system. Although we were successful in competing against other systems in our selection by Bang & Olufsen, APS, and others, there is no assurance we can continue to compete against other providers of digital recording solutions, many of whom have substantially greater resources.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of portable digital entertainment products and systems.

Seasonality

Our current business is not seasonal.

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

William Blakeley -Mr. Blakeley was appointed President and Chief Technical Officer in November 2005. Mr. Blakeley has served as a Principal Systems Engineer and Manager for Northrop Grumman Radio Systems since August 2002. Mr. Blakeley also served as an independent consultant (program management) for two venture backed start-ups from January 2002 until August 2002. He also served as Vice President of Engineering for Aegis Broadband Inc. from January 1999 until January 2002. He has also served as President of SDCOMM Technologies, Inc. from 1997 to 1999. From 1988 to 1997, Mr. Blakeley held various management positions with Scientific Atlanta, Inc. Mr. Blakeley obtained a Bachelor of Science degree in Applied Mathematics from San Diego State University in 1983 and a Master of Science degree in electrical engineering from San Diego State University in 1988.

Robert Putnam - Mr. Putnam was appointed Senior Vice President in April 1993. He was appointed a Director of the company in 1995. In May 2005, Mr. Putnam assumed the additional responsibilities of Interim Chief Accounting Officer and Corporate Secretary. Mr. Putnam served as Secretary of the company from March 1998 until December 2001. He served as a Director of American Technology Corporation from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as Investor Relations of American Technology Corporation. He also served as Secretary/Treasurer of Patriot Scientific from 1989 until December 2000 and was a director from 1989 to March 1998. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

Employees

As of May 31, 2007, we employed approximately 15 full-time employees and two part-time employee of whom five were in production and testing, eight were in research, development and engineering, two were in sales, general and administrative and two are executive officers. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the company and its employees to be good.

We also engage consultants or lease engineering personnel on a temporary basis from time to time and use other outside consultants for various services.

Environmental Compliance and Government Regulation

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

Portable electronic devices must various regulations related to electronics and radiated emissions. Devices for operation on aircraft must comply with additional emission regulations. RTCA, Inc., a global organization comprised of industry and government representatives, develops standards to assure the safety and reliability of all Airborne Electronics (Avionics). Manufacturers of aircraft electronic equipment selling their products in the United States, Europe, and around the globe must meet RTCA requirements, including RTCA/DO-160D. Our eVU is DO-160D-certified for conducted and radiated emissions. DO-160D is the standard procedures and environmental test criteria for testing airborne equipment for the entire spectrum of aircraft from light general aviation aircraft and helicopters through large commercial jets. eVU is also U.S. FCC and European CE compliant.

We are also subject to environmental regulation with respect to our product sales to European customers. The European Union (EU) has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flameretardants. In order to comply with the WEEE directive, we will be required to contribute to the cost of collection, treatment, disposal and recycling of past and future covered products. In order to comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. Because detailed regulations on practices and procedures related to WEEE and RoHS are evolving in member states and because we have yet to assess fully the ramifications to our products, we are presently unable to reasonably estimate the amount of any costs that we may incur in order to comply with WEEE and RoHS. Failure to achieve compliance with the RoHS directive prior to the required implementation date would adversely impact our ability to sell products in EU member states that have begun enforcement of the directive.

Available Information

e.Digital Corporation’s Internet website address is www.edigital.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the fiscal year ended and March 31, 2007 we had an accumulated deficit of $80.4 million. We had losses of approximately $3.1 million, $3.1 million and $2.4 million in fiscal years 2007, 2006 and 2005, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction in cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal year 2007, fiscal year 2006 and in prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

We Need to Obtain Additional Financing to Continue Operating our Business. We had an operating cash flow deficit of $2.5 million for the year ended March 31, 2007. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

•	Finance working capital requirements

•	Pay for increased operating expenses or shortfalls in anticipated revenues

•	Fund research and development costs

•	Develop new technology, products or services

•	Respond to competitive pressures

•	Support strategic and industry relationships

•	Fund the production and marketing of our products and services

•	Meet our debt obligations as they become due

We cannot guarantee that the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) will be sufficient or available to fund our ongoing operations. We only have the right to receive $80,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $0.10, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.08. We registered 19,166,666 shares for sale by Fusion Capital from time to time. We sold 4,166,666 shares to Fusion Capital in January 2007 for proceeds of $500,000. Accordingly, the selling price of the common stock that may be sold to Fusion in fiscal 2008 and to the term of the common stock purchase agreement will have to average at least $0.53 per share for us to receive the maximum additional proceeds of $8 million. Assuming a purchase price of $0.24 per share (the closing sale price of the common stock on March 30, 2007) and the purchase by Fusion of the remaining shares under the common stock purchase agreement at that date, proceeds to us would only be an additional $3.6 million.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products or services or the licensing of our intellectual property. Specifically, Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any business days that the market price of our common stock is less than $0.08. Fusion Capital may also terminate the arrangement for reasons including our failure to maintain effectiveness of the registration statement. If obtaining sufficient financing from Fusion Capital was to prove unavailable or prohibitively dilutive and if we are unable to raise additional funds through the sale of our products or services or the licensing of our intellectual property, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the sufficient financing under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans.

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

We Rely on a Limited Number of Customers for Revenue and Customer Litigation. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. Two customers accounted for 92% of revenues in the year ended March 31, 2007 and one customer, digEcor, accounted for approximately 94% of revenues for fiscal 2006. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations. In May 2006, the company and certain of its officers were sued by former customer digEcor. We are unable to determine at this time the impact this litigation and matter may have on our financial position or results of operations. An adverse ruling by the court could have a material adverse effect on our financial position and results of operations. See “Legal Proceedings.”

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

The Success of Our Business Depends on Emerging Markets and New Products.  In order for demand for our technology, services and products to grow, the markets for portable digital devices, such as digital recorders and digital video/music players and other portable consumer devices must develop and grow. If sales for these products do not grow, our revenues could decline. To remain competitive, we intend to develop new applications for our technology and develop new technology and products. If new applications or target markets fail to develop, or if our technology, services and products are not accepted by the market, our business, financial condition and results of operations could suffer.

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on one major supplier for manufacturing our in-flight entertainment, eVU product. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Because Some of Our Management are Part-Time and Have Certain Conflicts of Interest, Our Business Could Be Harmed. Our Senior Vice President, Robert Putnam, is also investor relations of American Technology Corporation. As a result of his involvement with American Technology Corporation, Mr. Putnam has in the past, and is expected in the future to devote a substantial portion of his time to other endeavors and only part-time services to e.Digital. Certain conflicts of interest now exist and will continue to exist between e.Digital and Mr. Putnam due to the fact that he has other employment or business interests to which he devotes some attention and he is expected to continue to do so. It is conceivable that the respective areas of interest of e.Digital and American Technology Corporation could overlap or conflict.

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

Risks Related to Government Regulation, Content and Intellectual Property Government Regulation May Subject Us to Liability and Require Us to Change the Way We Do Business. Our business is subject to rapidly changing laws and regulations. Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet. Evolving areas of law that are relevant to our business include privacy law, copyright law, proposed encryption laws, content regulation and import/export regulations. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. We are also subject to regulations for portable electronic devices in various countries and for the emissions of such devices in aircraft. Failure to comply with these many regulations could harm our business or require us to repurchase products from customers.

The WEEE and RoHS Directives in Europe May Impact the Cost of Our Products and/or Our Ability to Sell products in Europe. The European Union (EU) has finalized the Waste Electrical and Electronic (WEEE) directive, which regulates the collection, recovery and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium and halogenated flame-retardants. In order to comply with the WEEE directive, we will be required to contribute to the cost of collection, treatment, disposal and recycling of past and future covered products. In order to comply with the RoHS directive, we may need to substantially alter product designs and/or find alternate suppliers for critical components used in those products. Because detailed regulations on practices and procedures related to WEEE and RoHS are evolving in member states and because we have yet to assess fully the ramifications to our products, we are presently unable to estimate the amount of any costs that we may incur in order to comply with WEEE and RoHS. Failure to achieve compliance with the RoHS directive prior to the required implementation date would adversely impact our ability to sell products in EU member states that have begun enforcement of the directive.

We May Incur Liability from Our Requirement to Indemnify Certain Customers Regarding Current Litigation and Certain Intellectual Property Matters. Our contracts with major airlines are subject to future performance by us and product warranties and intellectual property indemnifications including certain remedies, ranging from modification to product substitution or refund. We are also required to provide similar indemnification for adverse consequences of the litigation described below in “Legal Proceedings.” Should our products be deemed to infringe on the intellectual property of others the costs of modification, substitution or refund could be material and could harm our business and adversely impact our operations.

Failure to Achieve and Maintain Effective Internal Controls in accordance with Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect On Our Business. As a public company, we will be required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal controls. During the course of our testing, we may identify deficiencies, which we may not be able to remediate in time to meet our deadline for compliance with Section 404, and we may also identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal controls also will involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404, and our independent auditors may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our common stock.

Risks Related to Trading in Our Common Stock

The Sale of our Common Stock to Fusion Capital May Cause Dilution and the Sale of the Shares of Common Stock Acquired by Fusion Capital Could Cause the Price of our Common Stock to Decline. In connection with entering into the common stock purchase agreement, we authorized the sale to Fusion Capital of up to 19,166,666 shares of our common stock. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the common stock purchase agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All of the 19,166,666 shares in the offering are expected to be freely tradable. It is anticipated that the shares registered will be sold over the next 20 months. Depending upon market liquidity at the time, a sale of shares under the offering at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 15,000,000 shares of common stock not issued at March 31, 2007. After it has acquired the shares, it may sell all, some or none of the shares. Therefore, sales to Fusion Capital by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.10 to a high of $0.285 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Securities Exchange Act of 1934 that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The Securities and Exchange Commission has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

Important Factors Related to Forward-Looking Statements and Associated Risks. This prospectus contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance. The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for the our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information, should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

We have answered the complaint and are pursuing certain counterclaims. The case is currently in the discovery phase. In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor’s unjust enrichment, fraud, negligent misrepresentation, tortious interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor’s claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor’s contract and damages claims remain in dispute, and the Court provided some interpretation of the contracts at issue in its ruling. The foregoing and other findings of the Court may be subject to appeal by either party. digEcor has since amended its Complaint to assert an alternative breach of contract claim, and claims for federal, state and common law unfair competition, and digEcor seeks an injunction prohibiting e.Digital “from engaging in any competition with digEcor until after 2013.” In April 2007 digEcor filed a motion for summary judgment seeking enforcement of an alleged noncompete provision and an injunction prohibiting e.Digital from competing with digEcor, to which we responded in June 2007. We believe we have substantive and multiple defenses and intend to vigorously challenge the pending summary judgment motion and all remaining matters. Due to the uncertainties inherent in any litigation, however, there can be no assurance whether we will or will not prevail in our defense against digEcor’s remaining claims. We are also unable to determine at this time the impact this complaint and matter may have on our financial position or results of operations. We have an accrual of $80,000 as an estimate of a deposit obligation related to the remaining general damage claim and we intend to seek restitution from Maycom for any damages we may incur but recovery from Maycom is not assured. Maycom is not involved in the design, tooling or production of our proprietary eVU mobile product. Moreover, we do not presently plan or expect to produce or sell digEplayer models to digEcor or other customers in the future.

In May, 2007 we filed a second amended counterclaim in the United States District Court of Utah seeking a declaratory judgment confirming the status of prior agreements between the parties, alleging breach of our confidential information and trade secrets by digEcor, seeking an injunction against digEcor’s manufacture and sale of a portable product based on our company’s technology, alleging breach of duty to negotiate regarding revenue sharing dollars our company believes it has the right to receive and tortious interference by digEcor in our contracts with third parties. We intend to vigorously prosecute these counterclaims. There can be no assurance, however, that we will prevail on any of our counterclaims.

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

Fiscal year ended March 31, 2006
First quarter	$0.22	$0.15
Second quarter	$0.16	$0.10
Third quarter	$0.11	$0.07
Fourth quarter	$0.17	$0.07

Fiscal year ended March 31, 2007
First quarter	$0.16	$0.08
Second quarter	$0.20	$0.12
Third quarter	$0.20	$0.15
Fourth quarter	$0.28	$0.16

Holders

At June 28, 2007 there were 245,415,499 shares of common stock outstanding and approximately 2,872 stockholders of record.

Dividends

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

Recent Sales of Unregistered Securities

The following common shares were issued during the fiscal year and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

•
On March 1, 2007 the Company issued 94,936 shares of common stock to Davric Corporation in consideration of a $15,000 monthly payment on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

•
On March 30, 2007 the Company issued 59,523 shares of common stock to Davric Corporation in consideration of a $15,000 monthly payment on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data
(In thousands, expect per share data)

Statement of Operations Data	2007	2006	2005	2004	2003
Revenues	$1,815	$3,250	$4,252	$3,418	$2,597
Gross profit (loss)	1,025	114	997	689	(900)
Operating loss	(2,068)	(2,541)	(2,035)	(2,328)	(5,841)
Loss for the year	(3,129)	(3,107)	(2,417)	(2,516)	(6,666)
Loss attributable to common stockholders	(3,252)	(5,268)	(3,743)	(3,468)	(6,727)
Basic earnings per common share (1)	($0.01)	($0.03)	$(0.02)	$(0.02)	$(0.05)
Weighted average number of common and
common equivalent shares outstanding	217,130	177,472	165,525	155,100	140,065

(1)	For information pertaining to the calculation of basic earnings (loss) per common shares, see Note 2 to the Consolidated Financial Statements elsewhere in this report.

Balance Sheet Data	2007	2006	2005	2004	2003
Total current assets	$1,092	$1,093	$1,847	$538	$715
Total current liabilities	2,440	3,610	3,337	1,634	2,021
Total assets	1,757	1,156	1,973	696	895
Long-term debt, less current maturities	754	-	897	836	637
Series D preferred stock	910	960	1,150	1,450	2,050
Series E preferred stock	-	-	-	862	-
Series EE preferred stock	-	250	1,250	-	-
Stockholders’ deficit	(1,437)	(2,454)	(2,261)	(1,774)	(1,874)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto and includes forward-looking statements with respect to the company’s future financial performance. Actual results may differ materially from those currently anticipated and from historical results depending upon a variety of factors, including those described elsewhere in this Annual Report and under the sub-heading, “Risk Factors - Important Factors Related to Forward-Looking Statements and Associated Risks.”

General

e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) that can be applied to produce complex portable electronic products. In 2003 our DVAP was applied to pioneer a portable in-flight entertainment (“IFE”) device, the digEplayer™, for one customer. In February 2006 we introduced a new and improved DVAP device, the eVU™ mobile entertainment device targeted at the IFE and additional markets. We commenced eVU customer trials in the late 2006 and commercial shipments to customers in the third quarter of fiscal 2007.

We believe we are the leading producer of dedicated portable IFE products delivering over 10,000 units since 2003 for airline use. Our latest model, eVU, features sharp images on a 7” or 8” high resolution LCD screen, a 40 GB to 200 GB of rugged and reliable storage, high audio fidelity, dual stereo headphone jacks, embedded credit card reader/processor, touch screen capabilities, a full feature graphical user interface, patent-pending hardware security technology, and 14 hours of high resolution video playback on a single battery charge. We also have the capability to add features and customize the product for target markets or select customers.

We also own an important portfolio of patents related to the use of flash memory in portable devices and we are actively engaged in a strategy to monetize our patent portfolio. In June 2006 we engaged an intellectual property consultant to investigate, document and develop the portfolio and to liaison with outside legal counsel. In March 2007 we selected and engaged the international legal firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. We, and our advisors, have performed certain due diligence on our patents and we believe we have strong intellectual property rights that can be licensed.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies in the airline, healthcare, military, and other travel and leisure industries which desire to market eVU to consumers at their facilities. We employ both direct sales to customers and sales through value added distributors (VARs) that provide marketing, logistic and/or content services to customers.

Our revenue is derived from the sale or lease of DVAP products and accessories to customers, warranty and technical support services and content fees and related services. We also are experienced and available to customize DVAP products for customers with special applications. We also expect that we can obtain revenue from our flash memory patent portfolio.

Our business and technology is high risk in nature. There can be no assurance we can achieve sufficient eVU revenues to become profitable or produce future revenues from our patent portfolio or from new products or services. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Overall Performance

We have experienced substantial reduction in cash, projected revenues and increased costs that adversely affect our current results of operations and liquidity. We incurred significant operating losses and negative cash flow in each of the last three fiscal years and these losses have been material. We incurred an operating loss of $2.1 million, $2.5 million and $2.0 million in fiscal year 2007, 2006 and 2005, respectively, and have an accumulated deficit of $80.4 million at March 31, 2007. At March 31, 2007, we had a working capital deficit of $1.3 million.

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

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) monetizing the flash memory-related patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. We may have access to up to $8 million of additional funding pursuant to a common stock purchase agreement with Fusion Capital. The availability of additional funding under the Fusion Capital agreement is subject to many conditions, some of which are predicated on events that are not within our control. There can be no assurance this capital resource will be available or be sufficient.

For the year ended March 31, 2007:

•
Our revenues were $1.8 million. During the first half of fiscal 2007 we were transitioning to our new product and had no significant revenues. Sales to two customers accounted for 53% and 39% of our revenues and our recent results have been highly dependent on the timing and quantity of eVU orders by a limited number of customers and the potential of other airline customers. At March 31, 2007 we had approximately $1.725 million of backlog orders from customers. Although we expect growing orders for eVU players in future quarters, the failure to obtain such orders or delays of orders or production delays could have a material adverse impact on our operations.

•
We recorded a gross profit of $1.0 million in fiscal 2007 compared to a gross profit of $0.1 million for fiscal 2006. Gross profit in fiscal 2007 included a $603,750 reduction in costs due to the reversal of an impairment cost recorded in cost of sales in the prior year. Related revenue was $713,750 from this delayed order that we were uncertain would be produced by our Asian contract supplier. Excluding the effect of this one item, we anticipate improved margins once our new product is in full production with our contract manufacturer.

•
Operating expenses were $3.1 million, an increase from $2.7 million for fiscal 2006 consisting primarily from the adoption of SFAS 123R in which the company recognized approximately $254,000 as stock-based compensation expense and increased sales and marketing costs associated with the introduction of the eVU in the second half of fiscal 2007.

•
Other income and expenses were a net expense of $1.1 million consisting primarily of interest expense of $1.36 million (including non-cash interest of $1.1 million primarily related to amortization of warrants issued with now converted debt), $0.2 million as warrant inducement expense, reduced by $0.5 million of gain on debt settlement.

•	Our net loss was $3.1 million for both fiscal 2007 and 2006.

During fiscal 2007 we improved our financial position through:

•	The conversion of the $1,500,000 balance of our 12% Subordinated Promissory Notes due December 31, 2006 into 18,750,000 shares of common stock. At March 31, 2007 no such notes remained outstanding.

•
The exchange in December 2006 of two short-term 15% Unsecured Promissory Notes due December 31, 2006 with Davric Corporation for (i) a new 7.5% Convertible Subordinated Term Note, with principal and interest payable monthly, in the principal amount of $970,752 due November 30, 2009 and (ii) 500,000 shares of common stock representing consideration for extending the maturity date and reducing the interest rate from 15% to 7.5%. As a consequence of the exchange, the previously outstanding 15% Unsecured Promissory Notes due December 31, 2006 were cancelled.

•
In November 2006 we delivered the delayed 1,250 unit digEplayer order resulting in $713,750 of revenue through the reduction of $713,750 in customer deposit obligations and reversal of a $603,750 impairment charge previously recorded in March 2006.

•
In January 2007 we entered into a common stock purchase agreement with Fusion Capital. We sold $500,000 of our common stock to Fusion Capital in connection with this transaction in January 2007. We may have access to up to $8 million of additional funding pursuant to this common stock purchase agreement with Fusion Capital.

•	In March 2007 we obtained $750,000 of short-term working capital financing to accelerate production of an order to a large customer included in $2.5 million of new orders announced on March 29, 2007.

•	At fiscal year end we reduced our accrued liabilities by $515,000 for a disputed equipment lease liability. We no longer have legal liability for this disputed amount due to statute of limitations.

Our monthly cash operating costs have been on average approximately $200,000 per month for the period ending March 31, 2007. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business. See “Risk Factors.”

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

We recognize product revenue upon shipment of a product to the customer, FOB destination or FOB shipping point depending on the specific contract term, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element. Revenue from separately priced extended warranty or product replacement arrangements is deferred and recognized to income on a straight-line basis over the contract period. We evaluate these arrangements to determine if there are excess costs greater than future revenues to be recorded as a loss.

Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned. If the costs we incur on a contract are expected to exceed the anticipated revenue we will record the loss in the period in which the facts that give rise to the revision becomes known.

We record estimated reductions to revenue for anticipated product returns, discounts offered to our customers and volume-based incentives. If market conditions were to decline, we may take actions to increase the discounts offered for future sales, which will result in an incremental reduction of revenue at the time the discounts are offered.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also review deposits with manufacturers and others for impairment and at March 31, 2006 considered $603,750 of deposits as impaired and recorded a corresponding expense. This amount was reversed in fiscal 2007 as we obtained recovery.

We value derivative instruments in accordance with the interpretative guidance of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and associated pronouncements relate to the classification and measurement of warrants and instruments with embedded conversion features. We must make certain assumptions and estimates to value our derivative liabilities. Factors affecting these liabilities and values include changes in our stock price and other assumptions.

We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period.

We have provided a full valuation reserve related to our substantial net deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain litigation and intellectual property and other indemnification agreements in the normal course of our business. We have no liabilities recorded for such indemnities.

We are currently involved in certain legal proceedings. For any legal proceedings we are involved in, we estimate the range of liability relating to pending litigation, where the amount and range of loss can be estimated. We record our best estimate of a loss when a loss is considered probable. As additional information becomes available, we assess the potential liability related to pending litigation and will revise estimates. At March 31, 2007 we had a loss accrual of $80,000 as an estimate of our obligation related to the remaining general damage claim.

We do not have off-balance sheet transactions, arrangements or obligations. Inflation has not had any significant impact on our business.

The methods, estimates and judgments we use in applying our accounting policies, in conformity with generally accepted accounting principles in the United States, have a significant impact on the results we report in our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The estimates affect the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Year ended March 31, 2007, 2006 and 2005

Revenues:

The following table sets forth selected data from the statement of operations for the Company for the fiscal year ended March 31, 2005, 2006 and 2007 respectively.

	2005	2006	2007	2005 to 2006 variance in $'s	2005 to 2006 variance in %'s	2006 to 2007 variance in $'s	2006 to 2007 variance in %'s
	(in thousands, except percentages)
Net revenue	$4,252	$3,250	$1,815	($1,002)	(24%)	($1,435)	(44%)
Cost of goods sold	$3,255	$3,137	$790	($118)	(4%)	($2,347)	(75%)

Total Revenues: For the year ended March 31, 2007, we reported total revenue of $1.8 million, a 44% decrease from total revenues of $3.2 million for the comparable year. Product revenue for the year ended March 31, 2007 was $1.8 million, a decrease of 43% from product revenues of $3.2 million for the comparable year. During fiscal 2007 our business was in a transition from supplying a product to one customer accounting for substantially all of fiscal 2006 and 2005 revenues to our new eVU product developed for new customers. We had no significant revenues in the first six months of fiscal 2007 due to this transition period. Revenues for the first six months of fiscal 2007 were $34,122 compared to $1,780,892 for the last six months of the fiscal year. In the third quarter of fiscal 2007 we recognized revenue of $713,750 from a delayed 1,250 unit digEplayer order for our previous customer. Gross profit in fiscal 2007 included a $603,750 reduction in costs due to the reversal of an impairment cost recorded in cost of sales in the prior year related to this order for which delivery was previously uncertain by the Asian contract manufacturer.

For the year ended March 31, 2006, we reported total revenue of $3.2 million, a 24% decrease from total revenues of $4.2 million for fiscal 2005. Product revenue for the year ended March 31, 2006 was $3.1 million, a decrease of 21% from product revenues of $4.0 million for fiscal 2005. The decrease in product revenues in fiscal year 2006 resulted from the decrease in airline orders for the previous digEplayer product through APS/Wencor and due to the delayed order of $713,750 described above.

Service Revenue: In recent years we have focused on developing proprietary products for sale with less focus on contract work for OEM (original equipment manufacturer) customers.We had no service revenues for the year ended March 31, 2007 compared to $75,761 for 2006 which consisted primarily of engineering services. The decrease resulted primarily from our not obtaining additional service contracts due to the focus on proprietary products. Service revenues were $250,000 for the fiscal year 2005. The decrease of 70% in service revenues from 2005 to 2006 was primarily attributed to the completion of prior OEM contracts.

Cost of Revenues:

Gross Margin: For the year ended March 31, 2007, we reported a $1,025,000 or 56% gross profit as compared to a 4% gross profit for the comparable year. Gross profit in fiscal 2007 included a $603,750 reduction in costs due to the reversal of an impairment cost recorded in cost of sales in the prior year. Related revenue was $713,750 from this delayed order that we were uncertain would be produced by our Asian contract supplier. Excluding the effect of this and other non-eVU charges our eVU cost of sales approximated revenues for the second six months of fiscal 2007. This period included production startup costs. We anticipate improved margins once our new eVU product is in full production with our contract manufacturer and as revenues grow.

	2005	2006	2007	2005 to 2006 variance in $'s	2005 to 2006 variance in %'s	2006 to 2007 variance in $'s	2006 to 2007 variance in %'s
	(in thousands, except percentages)
Gross profit (loss)	$997	$114	$1,025	($883)	(89%)	$911	799%
Gross margin	23%	4%	56%		(19%)		52%

For the year ended March 31, 2006, we reported a $114,000 or 14% gross profit as compared to a 23% gross profit for the comparable year. Cost of revenues in fiscal 2006 included a $603,750 impairment charge for deposits made to a contract manufacturer that were considered not to be recoverable offset by a $115,139 reduction of previous supplier accruals no longer deemed payable for a net of $488,611 that was charged in the last fiscal quarter. Gross profit percentage is highly dependent on sales, price, volume, purchasing costs and overhead allocations. Gross margins may vary significantly from period to period.

Operating Expenses:

Total operating expenses (consisting of selling and administrative expenses and research and related expenditures) were $3.1 million, $2.7 million and $3.0 million for fiscal year 2007, 2006 and 2005, respectively.

	2005	2006	2007	2005 to 2006 variance in $'s	2005 to 2006 variance in %'s	2006 to 2007 variance in $'s	2006 to 2007 variance in %'s
	(in thousands, except percentages)
Selling, general and administration	$1,517	$1,318	$1,619	($199)	(13%)	$301	23%

Selling, General and Administrative: For the year ended March 31, 2007, selling and administrative costs were $1.6 million compared to $1.3 million for the comparable prior year. The $301,000 increase in selling and administrative costs consisted primarily of $187,000 of stock-based compensation expense from the adoption of SFAS 123R and a $124,000 increase in legal costs associated primarily with ongoing litigation. Recent quarterly selling and administrative expenses have been relatively constant as we maintained staffing levels and had no significant outside selling costs. However in the future we may incur additional legal costs associated with current litigation and additional costs to comply with Section 404 of the Sarbanes-Oxley Act. Otherwise we anticipate quarterly selling and administrative expenses to be relatively constant as we are focused on business customer opportunities with existing staffing.

For the year ended March 31, 2006, selling and administrative costs were $1.3 million compared to $1.5 million for the comparable year. The $199,000 decrease in selling and administrative costs resulted from the decrease of $148,000 in personnel and related costs due to a reduction in headcount, a reduction of $161,000 in legal and professional fees offset by an increase of $110,000 relating to an annual shareholders meeting.

	2005	2006	2007	2005 to 2006 variance in $'s	2005 to 2006 variance in %'s	2006 to 2007 variance in $'s	2006 to 2007 variance in %'s
	(in thousands, except percentages)
Research and development	$1,515	$1,338	$1,475	($177)	(12%)	$137	10%

Research and Development expenses: For the year ended March 31, 2007, research and development expenditures were $1.5 million as compared to year ended March 31, 2005 of $1.3 million. The increase of $137,000 consisted primarily of $67,000 of stock-based compensation expense from the adoption of SFAS 123R and an increase of $68,000 in contract consulting associated with the development of the eVU and ancillary products.

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

We reported an operating loss of $2.1 million, $2.5 million, and $2.0 million for the year ended March 31, 2007, 2006, and 2005, respectively. The decrease in the operating loss in fiscal 2007 compared to fiscal 2006 resulted from the improved gross margin offset in part by reduced overall operating expenses including $254,000 of non-cash stock compensation expenses in fiscal 2007 from the adoption of SFAS 123R. The increase in operating loss in fiscal year 2006 compared to fiscal year 2005 was caused primarily by the impairment of deposits offset in part by reduced overall operating expenses. We believe that our strategy of investing in development of our digital video/audio technology platform will provide positive margins in future periods. The timing and amount of product sales and the recognition of service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the year ended March 31, 2007 are not necessarily reflective of operating results for future periods.

We reported interest expense of $1,357,000, $574,000 and $384,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The interest expense in 2007 included $1.1 million of non-cash interest related to the amortization of warrants and warrant repricing associated with convertible debt. The interest expense in 2006 consisted of interest on the 12% and 15% Promissory Notes and the non-cash amortization expense associated with warrants and warrant repricing. The interest expense in 2005 consisted of interest on the 12% and 15 % Promissory Notes. Other income of $283,000 in fiscal 2007 was comprised of $0.5 million of gain on debt settlement.expenses reduced by $0.2 million of warrant inducement expense.

We reported a loss of $3.1 million, $3.1 million and $2.4 million in fiscal year 2007, 2006 and 2005, respectively.

The net loss available to common stockholders for fiscal year 2007 was increased in computing loss per share by accrued dividends of $123,000 on Series D and EE stock. The net loss available to common stockholders for fiscal year 2006 was increased in computing loss per share by accrued dividends of $162,000 on the Series D and EE stock and $2.0 million in additional expense associated with repricing of conversion prices of the preferred stock resulting from the February 2006 common stock sale. The net loss available to common stockholders for fiscal year 2005 was increased in computing loss per share by accrued dividends of $226,000 on the Series D and EE stock and $1.1 million for the beneficial conversion attributed to the issuance of the Series EE stock.

Liquidity and Capital Resources

	2006	2007	2006 to 2007 variance in $'s	2006 to 2007 variance in %'s
	(in thousands, except percentages)
Working capital (deficit)	($2,516)	($1,347)	$1,169	46%
Cash and cash equivalents	$1,059	$695	($364)	(34%)
Total assets	$1,156	$1,757	$601	52%

	2005	2006	2007	2005 to 2006 variance in $'s	2005 to 2006 variance in %'s	2006 to 2007 variance in $'s	2006 to 2007 variance in %'s
Net cash provided by (used in)	(in thousands, except percentages)
Operating activities	($1,951)	($2,327)	($2,456)	($376)	19%	($129)	(6%)
Investing activities	($16)	$0	($27)	$16	(100%)	($27)	(100%)
Financing activities	$2,788	$2,097	$2,120	($691)	(25%)	$23	1%

At March 31, 2007, we had a working capital deficit of $1.3 million compared to a working capital deficit of $2.5 million for the comparable year. We improved our working capital primarily through the conversion of and refinancing of debt. We had $37,000 and $3,000 of working capital invested in accounts receivable at March 31, 2007 and 2006, respectively. We have also improved terms with our contract suppliers reducing advance production payments required prior to product delivery. These payments are recorded as a prepaid until product has been built. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital.

For the year ended March 31, 2007, net cash decreased by $364,000. Cash used in operating activities was $2,456,000. The major components using cash were a loss of $3.1 million reduced by $1,187,000 of accrued interest and non-cash accretion relating to debt, $53,757 of depreciation and amortization, $231,000 of non-cash warrant inducement expense, $254,000 of stock-based compensation and increased by $515,000 of gain on debt settlement. Cash used in operating activities was also impacted by an increase of $426,000 in accounts payable and $62,000 in accrued employee benefits and other accrued liabilities. The major changes in assets and liabilities using operating cash was a $34,000 increase in accounts receivable, a $309,000 increase in inventory, $19,000 increase for prepaid and deposits and a decrease of $675,000 in customer deposits.

At March 31, 2007, we had cash on hand of $695,000. For the year ended March 31, 2007, cash provided by financing activities was $2,120,000. We obtained a net of $483,000 from the issuance of common stock, $750,000 from the promissory notes and $934,000 from the exercise of warrants.

Other than cash on hand, accounts receivable and the Fusion Capital financing commitment, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2007 assuming (a) continuation of existing business customer arrangements, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.5 million of additional capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain some additional funds from future product margins from product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need equity or debt financing in the next twelve months for working capital and we may need equity or debt financing for payment of existing debt obligations and other obligations reflected on our balance sheet.

On December 12, 2006 our company and Davric completed an exchange of the 15% Unsecured Promissory Notes (“Exchange Agreement”) for (i) a new 7.5% Convertible Subordinated Term Note issued by us in the principal amount of $970,752 due November 30, 2009 (the “Exchange Note”) and (ii) 500,000 shares of common stock (the “Exchange Shares”). As a consequence of the exchange, the previously outstanding 15% Unsecured Promissory Notes were cancelled. The Exchange Shares were issued as consideration for extending the maturity date and reducing the interest rate from 15% to 7.5%. Without the exchange and the cancellation of the 15% Unsecured Promissory Notes, we would have been obligated to make total payments of approximately $982,300 at December 31, 2006.

Pursuant to the terms of the Exchange Note we have agreed to pay to Davric Corporation monthly principal and interest installments of $6,000 starting December 2006, increasing to $15,000 starting in February 2007, $30,000 starting in December 2007 and $50,000 starting in December 2008 with maturity November 30, 2009. Commencing with the February 2007 installment payment, we may, subject to certain limitations, elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares will be valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Installment note payments must be paid in cash if the computed average price is less than $0.10 per share. Subject to certain notice periods and other limitations, the balance of the Exchange Note is convertible by Davric Corporation at $0.30 per common share beginning February 1, 2007 and we may elect to call the Exchange Note for mandatory conversion if the closing sale price of our common stock is at least $0.40 per share for ten consecutive trading days. We also may prepay the Exchange Note in full or in minimum parts of $50,000 on ten-day notice. The Exchange Note may be subordinate to certain future senior indebtedness as defined in the Exchange Note. The Company is not obligated to register the Exchange Shares, any Monthly Installment Shares or any shares issuable on conversion of the Exchange Note.

Pursuant to the terms of the Exchange Note we are obligated to make principal and interest payments, subject to prepayment or conversion in whole or in part, in cash or shares of common stock in the following amounts:

Fiscal year ending:
March 31, 2008	$240,000
March 31, 2009	$440,000
March 31, 2010	$398,165

On January 2, 2007, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, an Illinois limited liability company. Pursuant to the purchase agreement, we sold to Fusion Capital $500,000 of our common stock at a purchase price of $0.12 per share in January 2007. We also issued to Fusion Capital 200,000 shares of our common stock as an expense reimbursement and 3,500,000 shares of our common stock as a commitment fee for entering into the common stock purchase agreement. Concurrently with entering into the common stock purchase agreement, we entered into a registration rights agreement with Fusion Capital. Under the registration rights agreement, we agreed to file a registration statement with the Securities and Exchange Commission covering the shares that have been issued or may be issued to Fusion Capital under the common stock purchase agreement. The registration statement was declared effective on February 9, 2007, and as of February 12, 2007, all conditions to the commencement of additional sales under the common stock purchase agreement, including the effectiveness of the registration statement, have been satisfied. As a result, generally we have the right but not the obligation from time to time to sell our shares to Fusion Capital in amounts between $80,000 and $1 million depending on certain conditions. We have the right to control the timing and amount of any sales of our shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price, as defined in the common stock purchase agreement, of our shares without any fixed discount. The common stock purchase agreement may be terminated by us at any time at our discretion without any additional cost to us. Subsequent to March 31, 2007 and through June 28, 2007 we sold 1,735,796 common shares to Fusion Capital under the agreement for cash proceeds of $320,000.

Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any business day that the price of our common stock is below $0.08. Additionally, the agreement may be terminated in the event of a default as described in the common stock purchase agreement. Accordingly, we cannot guarantee that this capital resource will be sufficient to fund our ongoing operations, nor can we guarantee that we will be able to raise additional equity or debt financing, if required, and/or renegotiate the terms of debts as they arise. We may also require additional capital to finance future developments and improvements to our technologies or develop new technologies.

Our operating plans require additional funds and should additional funds not be available, we may be required to curtail or scale back staffing or operations. Failure to obtain additional financings will have a material adverse affect on our Company. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and until then obtaining additional financing. Potential sources of such funds in addition to our common stock purchase agreement with Fusion Capital include exercise of outstanding warrants and options, or debt financing or additional equity offerings. However, there is no guarantee that warrants and options will be exercised or that debt or equity financing will be available when needed. Any future financing may be dilutive to existing stockholders.

Contractual Obligations

As of March 31, 2007, our contractual obligations and commercial commitments are summarized below:

Cash Contractual Obligations by Period	Total	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	Over 4 years
18% Secured promissory note and interest	$817,500	$817,500	$-	$-	$-	$-
7.5% convertible term note	1,078,165	240,000	440,000	398,165	-	-
Purchase commitments (1)	1,103,356	1,103,356	-	-	-	-
Operating Lease (2)	323,338	71,061	73,192	75,388	77,560	26,137
Total cash obligations	$3,322,359	$2,231,917	$513,192	$473,553	$77,560	$26,137

1	Purchase commitments for product and components are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

2	Office sublease agreement.

Future Commitments and Financial Resources

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

	6/30/2006	9/30/2006	12/31/2006	3/31/2007	FYE 2007
Revenues	$21,105	$13,017	$1,302,312	$478,580	$1,815,014
Gross profit (loss)	4,493	419	939,544	80,785	1,025,241
Loss for the period	(1,123,576)	(1,605,462)	(156,433)	(243,802)	(3,129,273)
Operating profit (loss)	(683,685)	(878,706)	226,003	(731,884)	(2,068,272)
Loss attributable to common	(1,157,284)	(1,638,388)	(185,746)	(270,728)	(3,252,146)
Basic earnings per common share	($0.01)	($0.01)	($0.00)	($0.00)	($0.01)
Weighted average shares outstanding	200,431,000	205,997,409	220,870,444	242,537,926	217,130,347

	6/30/2005	9/30/2005	12/31/2005	3/31/2006	FYE 2006
Revenues	$998,209	$1,990,139	$114,696	$147,447	$3,250,491
Gross profit (loss)	170,692	411,881	9,146	(477,748)	113,971
Loss for the period	(647,276)	(382,625)	(656,486)	(1,420,294)	(3,106,681)
Operating loss	(529,873)	(273,183)	(514,594)	(1,223,806)	(2,541,456)
Loss attributable to common	(690,376)	(425,210)	(699,072)	(3,453,669)	(5,268,327)
Basic earnings per common share	$-	$-	$-	$(0.02)	$(0.03)
Weighted average shares outstanding	175,208,630	175,260,786	175,260,876	184,440,251	177,472,037

Inflation

Inflation has not had any significant impact on our business.

New Accounting Pronouncements

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. SAB No. 108 is not expected to have any material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a significant impact on our consolidated financial position, results of operations and cash flows. However we are evaluating the impact that FIN 48 will have on the amount, reporting and disclosures of fully reserved deferred net tax assets resulting primarily from tax loss carryforwards.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115,” which permits entities to measure many financial instruments and certain other items at fair value, and establishes the presentation and disclosure requirements to facilitate comparisons between entities choosing different measurement attributes for similar types of assets. SFAS 159 is effective for fiscal years ending after November 15, 2007. We are currently evaluating the impact of SFAS No. 159.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to, our investment in cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At March 31, 2007, the market value of these investments, which were all classified as cash and cash equivalents and debt approximated cost.

Foreign Currency Exchange Rate Risk

In fiscal 2007 and prior periods we invoiced our customers in U.S. dollars for all products and purchase our products from our suppliers in U.S. dollars. To date the foreign currency exchange risk has not been material. We have not entered into hedging transactions or activities. In fiscal 2008 we have contracts denominated in foreign currencies subject to exchange risk. We do not currently plan to enter into hedging transactions or activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the company required to be included in this Item 8 are set forth in a separate section of this report and commence on Page F-1 immediately following page 36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS & PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on that evaluation and remedial measures instituted during the year for the material weakness described below, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2007 (the Proxy Statement).

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, a copy of our Code of Business Conduct and Ethics upon written request to:

The remainder of the response required by this item is incorporated by reference to the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to the Proxy Statement, under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement, under the heading “Principal Accounting Fees and Services.”

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Consolidated Financial Statements

See “Index to Consolidated Financial Statements” on page F-1

(b) Exhibits

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

3.6
Certificate of Designation of Preferences, Rights and Limitations of Series D preferred stock filed with the State of Delaware on December 23, 2002 and filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated December 30, 2002.

3.7
Certificate of Designation of Preferences, Rights and Limitations of Series E preferred stock filed with the State of Delaware on November 19, 2003 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 21, 2003

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series E preferred stock filed with the State of Delaware on November 19, 2003 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 21, 2003.

3.9
Certificate of Designation of Preferences, Rights and Limitations of Series EE preferred stock filed with the State of Delaware on November 19, 2004 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.3
Form of Stock Purchase Warrant (Series EE Warrants) exercisable until November 2006 issued to seventeen accredited investors for an aggregate of 4,070,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.55 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.4
Convertible Preferred Stock Purchase Agreement between the Company and the Series EE preferred stockholders dated as of November 18, 2004 and filed as Exhibit 4.53 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.5
Registration Rights Agreement between the Company and the Series EE preferred stockholders dated as of November 18, 2004 and filed as Exhibit 4.54 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.6
Form of 12% Subordinated Promissory Note and Warrant Purchase Agreement entered into with certain accredited investors in a maximum aggregate amount of $1,000,000 and filed as Exhibit 4.50 to the Company’s 2004 Form 10-K.

4.6.1
Form of First Amendment to 12% Subordinated Promissory Note dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.51.1 to Form 8-K dated July 13, 2005.

4.6.2
Form of Second Amendment to 12% Subordinated Promissory Note dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.50.2 to Form 8-K dated November 8, 2005.

4.6.3
Form of Amendment to 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Purchaser) filed as Exhibit 4.50.1 to Form 8-K dated November 8, 2005.

4.7
Form of Stock Purchase Warrant exercisable until June 30, 2007 issued to certain accredited investors for up to an aggregate of 2,000,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

4.7.1
Form of First Amendment to Stock Purchase Warrant dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Holder) filed as Exhibit 4.51.2 to Form 8-K dated July 13, 2005.

4.8
Form of Restricted Common Stock Purchase Agreement, dated February 24, 2006 between the Company and certain accredited investors for purchase of 18,750,000 common shares (individual agreements differ only as to number of shares) and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.9
Form of Series “A” Warrant exercisable until February 28, 2009, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.10
Form of Series “B” Warrant exercisable until six months after the effectiveness of this Registration Statement or July 31, 2008 whichever is earlier, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.11
Form of New Warrant issued to 29 investors in August and September 2006 for an aggregate of 2,331,572 common shares exercisable at $0.15 per share through August 31, 2009 filed as Exhibit 4.53 to Form 8-K dated August 28, 2006

4.12
15% Unsecured Promissory Note due February 11, 2002 in the amount of $750,000 entered into with Davric Corporation and filed as Exhibit 4.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.12.1	First Amendment to 15% Promissory Note due February 11, 2002 filed as Exhibit 4.40.1 to the Company’s form 8-k dated December 30, 2002.

4.12.2	Second Amendment to 15% Promissory Note between the Company and Davric Corporation effective as of January 14, 2004 filed as Exhibit 4.40.2 to Form 8-K dated July 26, 2006.

4.12.3	Third Amendment to 15% Promissory Note between the company and Davric Corporation effective as of January 31, 2005 filed as Exhibit 4.40.3 to Form 8-K dated July 26, 2006.

4.12.4	Fourth Amendment to 15% Promissory Note between the company and Davric Corporation effective as of June 30, 2006 filed as Exhibit 4.40.4 to Form 8-K dated July 26, 2006.

4.12.5	Promissory Note between the company and Davric Corporation in the principal amount of $150,000 effective as of January 31, 2005 filed as Exhibit 4.40.5 to Form 8-K dated July 26, 2006.

4.12.6	Promissory Note between the company and Davric Corporation in the principal amount of $290,164.36 effective as of June 30, 2006 filed as Exhibit 4.40.6 to Form 8-K dated July 26, 2006.

4.12.7	Exchange Agreement between the Company and Davric Corporation dated December 1, 2006 filed as Exhibit 99.1 to Form 8-K dated December 12, 2006.

4.12.8	7.5% Convertible Subordinated Term Note issued by the Company to Davric Corporation dated December 1, 2006 filed as Exhibit 99.2 to Form 8-K dated December 12, 2006.

4.13	Common Stock Purchase Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.1 to Form 8-K dated January 8, 2007.

4.14	Registration Rights Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.2 to Form 8-K dated January 8, 2007.

10.1	Lease Agreement between the Company and LBA Industrial Fund - Holding Co. II, Inc. and Innsbruck Holdings, L.P. dated March 3, 2006 filed as Exhibit 10.2 to the Company’s Form 10-K for March 31, 2006.

10.2
Agreement for Legal Services and Contingent Fee Arrangement dated March 23, 2007 between the Company and Duane Morris LLP filed as Exhibit 99.1 to Form 8-K dated March 28, 2007. (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.)

10.3	Secured Promissory Note of the Company to ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.3 to Form 8-K dated March 28, 2007.

10.4	Security Agreement between the Company and its subsidiary and ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.4 to Form 8-K dated March 28, 2007.

10.5	Stock Option Plan adopted by the Company on September 29, 1994 ("1994 Plan"), filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB.

10.5.1	First Amendment to Stock Option Plan adopted by the Company on January 26, 1996 and filed previously as Exhibit 10.14.1 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

10.5.2	Second Amendment to Stock Option Plan adopted by the Company on September 3, 1997 and filed previously as Exhibit 10.14.2 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

10.5.3	Third Amendment to Stock Option Plan adopted by the Company on November 9, 2000 and filed previously as Exhibit B to the Company's Annual Report on Schedule 14A dated September 22, 2000.

10.6	2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.6.1	Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan. *

10.6.2	Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan. *

10.7	Employment letter between the Company and William A. Blakeley dated October 20, 2005 filed as Exhibit 99.2 to Form 8-K dated October 27, 2005.

10.7.1	Inducement Stock Option Grant Notice and Inducement Stock Option Agreement for William A. Blakeley dated November 14, 2005.*

10.7.2	Special Stock Option Grant Notice and Stock Option Agreement for William A. Blakeley dated March 30, 2006.*

21.1	List of subsidiaries. *

23	Consents of Experts and Counsel

23.1	Singer Lewak Greenbaum & Goldstein, LLP *

31	Certifications *

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Principal Accounting Officer.

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
President and Chief Technical Officer

Date: June 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WILLIAM BLAKELEY	President and Chief Technical Officer	June 29, 2007
William Blakeley	(Principal Executive Officer)

/s/ ALEX DIAZ	Chairman of the Board and Director	June 29, 2007
Alex Diaz

/s/ ROBERT PUTNAM	Senior Vice President and Director	June 29, 2007
Robert Putnam	Interim Chief Accounting Officer and Secretary (Principal Financial and Accounting Officer)

/s/ ALLEN COCUMELLI	Director	June 29, 2007
Allen Cocumelli

/s/ RENEE WARDEN	Director	June 29, 2007
Renee Warden

INDEX TO FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP, INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 AND 2006	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
MARCH 31, 2007, 2006 AND 2005	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED
MARCH 31, 2007, 2006 AND 2005	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
MARCH 31, 2007, 2006 AND 2005	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-24

VALUATION AND QUALIFYING ACCOUNTS

REPORT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP, INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM	F-25

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS	F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
e.Digital Corporation
San Diego, CA

We have audited the consolidated balance sheets of e.Digital Corporation and subsidiary (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with U.S. generally accepted accounting principles.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Santa Ana, California
June 11, 2007

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS
[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2007	2006
	$	$
ASSETS
Current
Cash and cash equivalents	694,757	1,058,723
Accounts receivable, trade	37,029	2,670
Inventory	309,392	-
Deposits and prepaid expenses	50,999	31,667
Total current assets	1,092,177	1,093,060
Property and equipment, net of accumulated depreciation of
$472,063 and $593,266, respectively	36,206	62,508
Prepaid transaction costs	628,584	-
Total assets	1,756,967	1,155,568
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	687,132	261,196
Other accounts payable and accrued liabilities	131,107	107,145
Accrued lease liability	-	515,000
Accrued employee benefits	149,528	117,108
Dividends	464,025	402,305
Customer deposits	118,850	793,750
Current maturity of convertible term note, less $34,000 and $-0- of debt discount	138,902	-
Convertible subordinated promissory notes, less $-0- and $1,103,031 for debt discount	-	396,969
Secured promissory note	750,000	-
Unsecured promissory note	-	1,015,954
Total current liabilities	2,439,544	3,609,427
Long-term convertible term note, less $31,983 and $-0- of debt discount	748,082	-
Deferred revenue - long term	6,000	-
Total long-term liabilities	754,082	-
Total liabilities	3,193,626	3,609,427

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated: 91,000 and 96,000 issued and outstanding, respectively. Liquidation preference
of $1,347,099 and $1,334,321, respectively	910,000	960,000
Series EE Convertible and Redeemable Preferred stock 20,000 shares designated:
-0- and 2,500 issued and outstanding, respectively. Liquidation preference
of $-0- and $277,342 respectively	-	250,000
Common stock, $0.001 par value, authorized 300,000,000,
243,453,037 and 200,431,000 shares and outstanding, respectively	243,453	200,431
Additional paid-in capital	78,236,434	73,710,110
Dividends	(464,025)	(402,305)
Accumulated deficit	(80,362,521)	(77,172,095)
Total stockholders' deficit	(1,436,659)	(2,453,859)

Total liabilities and stockholders' deficit	1,756,967	1,155,568

See accompanying notes

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2007	2006	2005
Revenues:	$	$	$
Products	1,815,014	3,174,730	4,002,212
Services	-	75,761	250,175
	1,815,014	3,250,491	4,252,387

Cost of revenues:
Products	789,773	2,643,034	3,149,357
Services	-	4,875	105,795
Impairment of deposits and other	-	488,611	-
	789,773	3,136,520	3,255,152
Gross profit	1,025,241	113,971	997,235

Operating expenses:
Selling and administrative	1,618,973	1,317,859	1,517,619
Research and related expenditures	1,474,540	1,337,568	1,515,238
Total operating expenses	3,093,513	2,655,427	3,032,857

Operating loss	(2,068,272)	(2,541,456)	(2,035,622)

Other income (expense):
Interest income	12,729	9,062	3,785
Interest expense	(1,357,029)	(573,500)	(384,040)
Other	283,299	(787)	(936)
Other expense	(1,061,001)	(565,225)	(381,191)

Loss and comprehensive loss for the period	(3,129,273)	(3,106,681)	(2,416,813)
Imputed deemed dividends on Series EE Preferrred Stock	-	-	(1,100,611)
Additional deemed dividends on conversion repricing of
Series D and EE Preferred Stock	-	(1,999,951)	-
Accrued dividends on the Series D and EE Preferred stock	(122,873)	(161,695)	(225,588)
Loss attributable to common stockholders	(3,252,146)	(5,268,327)	(3,743,012)
Loss per common share - basic and diluted	(0.01)	(0.03)	(0.02)

Weighted average common shares outstanding	217,130,347	177,472,037	165,525,386

See accompanying notes

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
[See Note 1 – Nature of Operations and Basis of Presentation]

		Common stock		Additional		Accumulated
	Preferred stock	Shares	Amount	paid-in capital	Dividends	deficit
Balance, March 31, 2004	2,312,050	160,527,868	160,528	64,316,408	(246,798)	(68,316,261)
Shares issued upon exercise of stock options	-	30,000	30	4,620	-	-
Shares issued to satisfy trade payable	-	-	-	11,729	-	-
Shares issued upon exercise of warrants	-	394,872	395	66,105	-	-
Value assigned to warrants in connection with equity financing	-	-	-	271,121	-	-
Deemed dividends on Series EE preferred stock	-	-	-	1,100,611	-	(1,100,611)
Issuance of Series EE preferred stock	1,850,000	-	-	-	-	-
Offering costs on Series EE preferred stock	-	-	-	(168,435)	-	-
Shares issued for conversion of Series E preferred stock	(862,050)	4,375,146	4,375	896,576	38,902	(38,902)
Shares issued for conversion of Series D preferred stock	(300,000)	1,931,871	1,932	365,119	67,051	(67,051)
Shares issued for conversion of Series EE preferred stock	(600,000)	3,233,628	3,234	611,155	14,389	(14,389)
Dividends on Series D, E & EE preferred stock	-	-	-	-	(225,588)	-
Loss and comprehensive loss	-	-	-	-	-	(2,416,813)
Balance, March 31, 2005	2,400,000	170,493,385	170,494	67,475,009	(352,044)	(71,954,029)
Shares issued for conversion of Series D preferred stock	(190,000)	2,755,976	2,756	254,649	67,406	(67,406)
Shares issued for conversion of Series EE preferred stock	(1,000,000)	6,956,639	6,956	1,037,072	44,028	(44,028)
Dividends on Series D and EE preferred stock	-	-	-	-	(161,695)	-
Shares issued upon exercise of warrants	-	1,475,000	1,475	116,525	-	-
Value assigned to reprice of subordinated debt warrants	-	-	-	120,062	-	-
Proceeds from sale of common stock at $0.08 per share	-	18,750,000	18,750	1,481,250	-	-
Value assigned to warrants and preferred convertible debt repricing in connection with common stock issuance	-	-	-	3,225,543	-	-
Value on repricing of preferred stock	-	-	-	-	-	(1,999,951)
Loss and comprehensive loss	-	-	-	-	-	(3,106,681)
Balance, March 31, 2006	1,210,000	200,431,000	200,431	73,710,110	(402,305)	(77,172,095)
Stock-based compensation				254,275
Shares issued for conversion of Series D preferred stock	(50,000)	907,123	907	71,664	22,570	(22,570)
Shares issued for conversion of Series EE preferred stock	(250,000)	3,607,289	3,607	284,976	38,583	(38,583)
Dividends on Series D and EE preferred stock	-	-	-	-	(122,873)	-
Value assigned to inducement warrants	-	-	-	230,709	-	-
Shares issued upon exercise of warrants	-	11,236,500	11,236	1,028,291	-	-
Shares issued upon conversion of notes	-	18,750,000	18,750	1,481,250	-	-
Shares issued for note refinancing	-	500,000	500	77,000	-	-
Shares issued for term debt payments	-	154,459	155	29,845	-	-
Shares issued for services	-	200,000	200	33,800	-	-
Shares issued for financing commitment	-	3,500,000	3,500	591,500	-	-
Proceeds from sale of common stock at $0.12 per share	-	4,166,666	4,167	495,833	-	-
Offering costs on sale of common stock	-	-	-	(52,819)	-	-
Loss and comprehensive loss	-	-	-	-	-	(3,129,273)
Balance, March 31, 2007	910,000	243,453,037	243,453	78,236,434	(464,025)	(80,362,521)

See accompanying notes

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2007	2006	2005
OPERATING ACTIVITIES	$	$	$
Loss for the period	(3,129,273)	(3,106,681)	(2,416,813)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	53,757	63,494	48,452
Accrued interest related to unsecured promissory notes	72,332	112,500	37,500
Value assigned to inducement warrants	230,709	-	-
Impairment of deposit	-	603,750	-
Amortization of interest from warrants and common stock	-
issued in connection with promissory notes	1,114,548	300,665	174,138
Stock issued to vendor	-	-	11,729
Gain on settlement of accounts payable debt	-	(125,135)	-
Write-off of accrued lease liability	(515,000)	-	-
Interest paid in stock	12,080	-	-
Stock-based compensation	254,275	-	-
Changes in assets and liabilities:
Accounts receivable, trade	(34,359)	50,171	(16,690)
Inventory	(309,392)	-	5,009
Prepaid expenses and other	(19,332)	(130,064)	(476,268)
Accounts payable, trade	425,936	(135,016)	135,894
Other accounts payable and accrued liabilities	29,962	23,850	12,441
Customer deposits	(674,900)	86,500	707,250
Accrued employee benefits	32,420	(17,334)	(51,295)
Deferred revenue	-	(53,830)	(122,613)
Cash used in operating activities	(2,456,237)	(2,327,130)	(1,951,265)

INVESTING ACTIVITIES
Purchase of property and equipment	(27,455)	-	(15,816)
Cash used in investing activities	(27,455)	-	(15,816)

FINANCING ACTIVITIES
Payments on promissory notes	(12,337)	(21,400)	(3,270)
Proceeds from promissory notes	750,000	500,000	1,000,000
Proceeds from sale of preferred stock	-	-	1,850,000
Proceeds from sale of common stock	500,000	1,500,000	-
Payment for stock offering costs	(18,819)	-	(129,500)
Proceeds from exercise of warrants	934,466	118,000	66,500
Payment of prepaid transaction costs	(33,584)	-	-
Proceeds from exercise of stock options	-	-	4,650
Cash provided by financing activities	2,119,726	2,096,600	2,788,380
Net increase (decrease) in cash and cash equivalents	(363,966)	(230,530)	821,299
Cash and cash equivalents, beginning of period	1,058,723	1,289,253	467,954
Cash and cash equivalents, end of period	694,757	1,058,723	1,289,253

See accompanying notes

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. The Company has innovated a proprietary secure digital video/audio technology platform ("DVAP") and markets the eVU™ mobile entertainment device for the travel and recreational industries. The Company also owns a portfolio of patents related to the use of flash memory in portable devices and has commenced activities to license the portfolio.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $80,362,521 at March 31, 2007 [2006 - $77,172,095]. At March 31, 2007, the Company had a working capital deficiency of $1,347,367. Substantial portions of the losses are attributable to marketing costs of the Company’s new product and substantial expenditures on research and development of technologies. The Company’s operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) executing a strategy to monetize the flash memory-related patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. The Company may have access to up to $8 million of additional funding pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”). The availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

There can be no assurance the Company will achieve a profitable level of operations and obtain additional financing pursuant to the Fusion financing agreement or otherwise. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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
March 31, 2007

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

Fair value of financial instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable trade, other accounts payable and accrued liabilities, preferred stock and promissory notes. Management has determined that the carrying value of cash and cash equivalent, accounts receivable, accounts payable trade and other accounts payable and accrued liabilities and accrued employee benefits approximate their fair value due to their short term nature. Management has determined that the carrying value of the preferred stock and promissory notes approximates its fair value based on discounted cash flows at market rates.

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

Loss per share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity. As at March 31, 2007, stock options, warrants and convertible preferred stock and notes exercisable into 36,564,110 [2006 - 64,049,961] [2005 - 28,255,962] shares of common stock were outstanding. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

The provisions of each of the Company’s series D, E and EE of preferred stock provided for a 12%, 8% and 8% per annum accretion, respectively in the conversion value (similar to a dividend). These amounts increase the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

Years ended March 31,	2007	2006	2005
Net loss	$(3,129,273)	$(3,106,681)	$(2,416,813)
Imputed deemed dividends on Series EE preferred stock	-	-	(1,100,611)
Additional deemed dividends on conversion repricing of Series D and EE preferred stock	-	(1,999,951)	-
Accretion on preferred stock:
Series D preferred stock, 12% stated rate	(112,364)	(126,944)	(156,289)
Series E preferred stock, 8% stated rate	-	-	(17,966)
Series EE preferred stock, 8% stated rate	(10,509)	(34,751)	(51,333)
Net loss available to common stockholders	$(3,252,146)	$(5,268,327)	$(3,743,012)

Guarantees and indemnifications
In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN No. 45:

The Company provides a one year limited warranty for most of its products. See “Warranty Liabilities.”

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

Some of the Company’s product sales and services agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, ‘‘Accounting for Contingencies.’’ The indemnification is generally limited to the amount paid by the customer. To date, there have been no claims under such indemnification provisions.

Revenue recognition
The Company recognizes product revenue upon shipment of a product to the customer, FOB shipping point, or upon acceptance by the customer depending on the specific contract terms, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element.

Revenue from separately priced extended warranty or product replacement arrangements is deferred and recognized to income on a straight-line basis over the contract period. The Company evaluates these arrangements to determine if there are excess costs greater than future revenues to be recorded as a loss.

Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned.

Deferred revenue and deposits
Deferred revenue and deposits relates primarily to prepaid extended warranty arrangements and product sales paid but not delivered at period end.

Shipping and handling costs and sales taxes
Amounts paid by customers for shipping and handling and for sales taxes are included in product revenues. Actual shipping and handling costs and sales taxes are included in product cost of revenues.

Cash equivalents
Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase and are recorded at cost, which approximates fair value. Cash equivalents consist principally of investments in short-term money market instruments.

Deposits and prepaid expenses
Deposits and prepaid expenses are recorded at amounts paid to suppliers or others. Amounts recorded are evaluated for impairment periodically and at March 31, 2006 a charge of $603,750 was expensed to cost of revenues to reflect impairment of deposits made to a contract manufacturer that failed to timely deliver with no assurance of future performance. During fiscal 2007 the contract manufacturer delivered the products and the impairment charge was reversed at the time of recognition of revenue to the customer.

Inventory
Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value.

Due to the use of a turn-key contract manufacturers for major products and accessories, the Company does not take title until receipt of finished goods and accordingly does not maintain inventories of raw materials or assemblies. See Note 14 for purchase commitments.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

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

Advertising
Advertising costs are charged to expense as incurred. The Company expensed $1,020, $104 and $420 for the years ending March 31, 2007, 2006 and 2005, respectively.

Research and development costs
Research and development costs are expensed as incurred.

Warranty liability
The Company warrants its products to be free from defects in materials and workmanship for a period ranging up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer. The Company currently provides warranty service directly and through subcontractors. Some agreements with customers require certain quantities of product be made available for use as warranty replacements. International market warranties are generally similar to the U.S. market.

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See Note 9 for additional information regarding warranties.

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

Stock based compensation
The Company has adopted stock plans as summarized in Note 12 below. The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment”, effective April 1, 2006 the first day of the Company’s 2007 fiscal year. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. The Company recognizes stock compensation expense ratably over the vesting period of individual option grants. All stock compensation recorded during the period ended March 31, 2007 has been accounted for as an equity instrument. Prior to April 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for stock compensation.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The fair values of options issued in prior periods are not revised for comparative purposes and the financial statements of prior interim and fiscal periods do not reflect any restated amounts. The unrecognized expense of awards not yet vested as of April 1, 2006, the date of SFAS 123R adoption, is now being recognized as an expense in the calculation of net loss using the same valuation method (Black-Scholes) and assumptions disclosed in the Company’s previous filings.

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

The Company recorded $254,187 of stock compensation expense for the year ended March 31, 2007. A total of $187,354 was included in selling and administrative costs and $66,833 was included in research and related expenditures. A total of $207,956 of this expense relates to prior year awards vesting after April 1, 2006. A total of $46,133 relates to options granted after the adoption of SFAS 123R to consultants. The weighted-average estimated fair value of options granted during the year ended March 31, 2007 was $0.11 per share, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

Year Ended March 31, 2007
Volatility	82% - 91.0%
Risk-free interest rate	4.4% - 4.7%
Forfeiture rate	0.0% - 5.0%
Dividend yield	0.0%
Expected life in years	4

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is zero for consultant options and five percent for employee options.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

Since the Company has a net operating loss carryforward as of March 31, 2007, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2007. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2007 total estimated compensation cost of options granted but not yet vested was approximately $147,000 and is expected to be recognized over the weighted average period of 1.2 years.

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

	Year Ended	Year Ended
	March 31, 2006	March 31, 2005
Net loss attributable to common stockholders	$(5,268,327)	$(3,743,012)
Plus: Stock-based employee compensation expense included in reported net loss	-	-
Less: Total stock-based employee compensation expense determined using fair value based method	(147,050)	(132,220)
Pro forma net loss attributable to common stockholders	$(5,415,377)	$(3,875,232)
Net loss per common share - basic and diluted - pro forma	($0.03)	($0.02)
Net loss per common share - basic and diluted - as reported	($0.03)	($0.02)

The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2006 and 2005: dividend yield of zero percent for each period; expected volatility of 72 to 87 percent; risk-free interest rates of 2.86 percent to 4.95 percent; and expected life of 2.5 years.

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with FASB Interpretation (“FIN”) No. 28.

Comprehensive loss
Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2007, 2006 and 2005, there were no material differences between comprehensive loss and net loss for the year.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

Impairment of long-lived assets
Long-lived assets and identifiable intangibles held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognized and measured using the asset’s fair value.

Segment information
The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment, the development, manufacture and marketing of electronic technology and products for portable digital devices.

Common stock issued for services
The Company records compensation expense for common stock issued for services based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing-bid stock price on the day of issuance.

Derivative instruments
The Company values derivative instruments in accordance with the interpretative guidance of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and associated pronouncements related to the classification and measurement of warrants and instruments with embedded conversion features. The Company makes certain assumptions and estimates to value its derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

Reclassifications
Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no affect on the reported net income.

Recent accounting pronouncements
On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for the Company’s fiscal 2007. The Company is not yet in a position to determine what, if any, effects SAB No. 108 will have on its financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on its consolidated financial position, results of operations and cash flows. However the Company is evaluating the impact that FIN 48 will have on the amount, reporting and disclosures of fully reserved deferred net tax assets resulting primarily from tax loss carryforwards.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159.permits entities to choose to measure certain financial instruments and certain other items at fair value for those financial assets and liabilities not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

3. CREDIT RISK
Financial instruments totaling $655,798 [2006 - $888,762] [2005 - $1,131,525] which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, certificate of deposit and accounts receivable. The Company maintains cash and cash equivalents with three financial institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Amounts owing from one customer comprise approximately 86% of accounts receivable at March 31, 2007 [2006 - one customer comprised 100%].

4. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to two customers comprised approximately 53% and 39% of revenues respectively in fiscal 2007 [2006 - one customer comprised 94%] [2005 - one customer comprised 94%]. The Company purchases its primary component from one distributor accounting for 73% of total purchases for fiscal 2007. Purchases from two distributors accounting for 74% ad 13% of total purchases for fiscal 2006. Purchases from one distributor accounted for 92% of total purchases for fiscal 2005. The provision for doubtful accounts receivable at March 31, 2007 and 2006 was $-0-.

5. STATEMENT OF CASH FLOWS
The Company had non-cash operating and financing activities and made cash payments as follows:

	2007	2006	2005
	$	$	$
Non-cash financing activities:
Common stock issued on conversion of preferred stock	361,154	5,742,416	1,882,391
Shares issued on conversion of debt	1,500,000	—	—
Shares issued for term debt payments	17,920	—	—
Shares issued for financing commitment	595,000	—	—
Shares issued for note refinancing	77,500	—	—
Note principal applied to exercise of warrants	105,062	—	—
Value assigned to 370,000 warrants granted in connection
with the issuance of Series EE preferred stock		—	271,121
Value assigned to common shares issued for placement costs	34,000	—	—
Accrued dividends on preferred stock	122,873	161,695	225,588
Value assigned to inducement warrants for early exercise of warrants	230,709	—	—
Beneficial conversion feature on the issuance of Series EE preferred stock		—	1,100,611
Deemed dividends on preferred repricing		1,999,951	—
Amortization of warrants		300,665	—
Impairment of deposit		603,750	—
Cash payments for interest were as follows:
Interest	153,063	272,835	384,040

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

6. PROPERTY AND EQUIPMENT		Accumulated
		depreciation and	Net book
	Cost	amortization	value
	$	$	$
2007
Computer hardware and software	91,927	80,832	11,095
Furniture and equipment	26,499	26,499	—
Machinery and equipment	82,912	77,521	5,391
Tooling	224,372	204,652	19,720
	425,710	389,504	36,206
2006
Computer hardware and software	84,192	74,561	9,631
Furniture and equipment	26,499	26,499	—
Machinery and equipment	82,912	71,474	11,438
Leasehold improvements	174,960	174,960	—
Tooling	204,652	163,213	41,439
	573,215	510,707	62,508

7. INTANGIBLE ASSETS
		Accumulated	Net book
	Cost	amortization	value
	$	$	$
2007
Website development costs	43,150	43,150	—
Patents and licenses	39,409	39,409	—
	82,559	82,559	—
2006
Website development costs	43,150	43,150	—
Patents and licenses	39,409	39,409	—
	82,559	82,559	—

8. PROMISSORY NOTES
	March 31, 2007	March 31, 2006
7.5% Convertible Subordinated Term Note	$952,967	$-
Less unamortized debt discount	(65,983)
Less long-term portion	(748,082)	-
Short term portion	138,902
18% Secured Promissory Note	750,000	-
15% Unsecured Promissory Notes and accrued interest		1,015,954
12% Convertible Subordinated Promissory Notes	-	1,500,000
Less unamortized debt discount	-	(1,103,031)
Short-term portion of promissory notes	$888,902	$1,412,923

7.5% Convertible Subordinated Term Note
On December 12, 2006 the Company issued a new 7.5% Convertible Subordinated Term Note in the principal amount of $970,752 due November 30, 2009 in exchange for the 15% Unsecured Promissory Notes described below. The note provided for monthly principal and interest installments of $6,000 starting December 2006, increased to $15,000 in February 2007, increasing to $30,000 starting in December 2007 and $50,000 in December 2008 with maturity November 30, 2009. Commencing with the February 2007 installment payment, the Company has the option, subject to certain limitations, elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Installment note payments must be paid in cash if the computed average price is less than $0.10 per share. Subject to certain notice periods and other limitations, the balance of the note is convertible by the holder at $0.30 per common share and the Company may elect to call the note for mandatory conversion if the closing sale price of the Company’s common stock is at least $0.40 per share for ten consecutive trading days. The Company may also prepay the note in full or in minimum parts of $50,000 on ten-day notice. The note may be subordinate to certain future senior indebtedness.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

15% Unsecured Promissory Note
On December 11, 2002, the Company issued a 15% Unsecured Promissory Note for cash proceeds of $750,000. On January 31, 2005, the 15% Unsecured Promissory Note was amended to extend the maturity date to September 30, 2006. On January 31, 2005, the Company paid cash interest of $8,500 and issued to the noteholder a secondary 15% Unsecured Promissory Note for accrued interest of $150,000. The secondary 15% Unsecured Promissory Note also was due on September 30, 2006. Principal and interest on the secondary 15% Unsecured Promissory Note was payable in monthly installments of $3,500 with the balance due at maturity. Effective June 30, 2006 the maturity date of both notes was extended to December 31, 2006.

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

The following table summarized activity for the period from April 1, 2006 to the December 12, 2006 note exchange:

Balance at April 1, 2006	$1,015,954
Principal exchanged in August 2006 as exercise price of warrants	(105,062)
Principal payments	(12,337)
Accrued, unpaid interest	72,198
Balance exchanged for new three year term note (1)	(970,752)
$-

12% Convertible Subordinated Promissory Notes and Related Royalty Obligation
In June and July 2004, the Company sold $1,000,000 of unsecured 12% Subordinated Promissory Notes due July 1, 2005. The purchasers were also granted warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share, exercisable until December 31, 2007. The estimated fair market value of the warrants at issuance was $232,186 and was recorded as a deferred financing charge. The deferred financing charge was amortized as a debt discount over the original term of the 12% Subordinated Promissory Notes. On June 30, 2005, the 12% Subordinated Promissory Notes and warrants were modified by extending the maturity date from July 1, 2005 to December 31, 2005 and by reducing the purchase price of each warrant share from $0.25 to $0.19. Due to this modification, the Company recorded additional debt discount of $120,062 on the 12% Subordinated Promissory Notes.

In October 2005, the 12% Subordinated Promissory Notes were further modified by extending the maturity date to December 31, 2006 and to increase the maximum allowable note amount from $1,000,000 to $1,500,000 with all $500,000 of additional notes being sold (one officer/director purchased $50,000 of the additional notes). Noteholders acquiring the additional $500,000 of 12% Subordinated Promissory Notes (the “Additional Notes”) are entitled to receive a royalty equal to (i) the principal of the Additional Notes purchased divided by (ii) $500,000 multiplied by (iii) Twenty Dollars ($20.00) for each entertainment device sold during the calendar years of 2006, 2007 and 2008. The outstanding 12% Subordinated Promissory Notes were also amended such that the principal amount was convertible at $0.19 per common share, subject to anti-dilution adjustments for certain future issuances of stock at a lower price. On February 24, 2006, the conversion price on the $1,500,000 of 12% Subordinated Promissory Notes was adjusted from $0.19 per share to $0.08 per share pursuant to an antidilution adjustment. The exercise price of the 2,000,000 warrants was also adjusted from $0.19 per share to $0.08. An additional debt discount of $1,225,590 was recorded to reflect the value of the reduced conversion price of the debt and the value of the warrants due to the new warrant exercise price and this amount was amortized over the term of the notes and accelerated on any note conversions.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

During the period September through December 2006, the $1,500,000 balance of notes was converted into 18,750,000 common shares and all debt discount was charged as non-cash interest expense.

The Company recorded in other income and expenses royalty expense related to the $500,000 of notes as described above of $15,280 for the year ended March 31, 2007.

18% Secured Promissory Note
In March 2007 the Company obtained $750,000 in short-term purchase order financing from a commercial lender pursuant to an 18% secured promissory note with interest payable monthly for any full or partial month the principal is outstanding subject to a security agreement providing a security interest in substantially all of the Company’s assets. The note is due the earlier of September 23, 2007 or within two business days of receipt by the Company of final payments from certain purchase orders, contains no prepayment fee and provides customary late payment penalties and default provisions. Subsequent to March 31, 2007 the Company paid an associated $15,000 finance charge by issuing 73,385 restricted shares of common stock with no registration rights.

9. WARRANTY RESERVE
Details of the estimated warranty liability are as follows:

	Year Ended March 31,
	2007	2006
	$	$
Beginning balance	15,789	15,789
Warranty provision	24,283	-
Warranty deductions	-	-
Ending balance	40,072	15,789

10. INCOME TAXES

There is no net provision for income taxes in 2007, 2006 and 2005 as the Company incurred losses in each year. Income taxes consist of the following:
	2007	2006	2005
Deferred (benefit):
Federal	$(628,000)	$(914,000)	$(845,000)
State	(103,000)	(154,000)	(63,000)
	(731,000)	(1,068,000)	(908,000)
Change in valuation allowance	731,000	1,068,000	908,000
	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial statement purposes, a change in valuation allowance of $(1,050,000) [2006 - $2,570,000] has been recognized to offset certain nets deferred tax assets for which realization is uncertain. Significant components of the Company’s deferred tax liabilities and assets as of March 31(substantially all liabilities and assets being long-term) are as follows:

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

	2007	2006
	$	$
Deferred tax liabilities
State Taxes	540,000	570,000
Tax over book depreciation	30,000	60,000
Total deferred tax liabilities	580,000	630,000
Deferred tax assets
Net operating loss carryforwards	21,610,000	22,460,000
Allowances and other	210,000	460,000
Total deferred tax assets	21,820,000	22,920,000
Valuation allowance for deferred tax assets	(21,240,000)	(22,290,000)
Net deferred tax assets	580,000	630,000
Net deferred tax balance	—	—

A reconciliation between federal statutory income tax rates and the effective tax rate of the Company at March 31 is as follows:

	Liability method
	2007	2006	2005
	%	%	%
U.S. federal statutory rate	35.0	35.0	35.0
U.S. federal net operating loss rate	(35.0)	(35.0)	(35.0)
Effective rate on operating loss	—	—	—

The Company has U.S. federal net operating loss carryforwards available at March 31, 2007 of approximately $57,400,000 [2006 - $55,250,000] which will begin to expire in 2007. The Company has state net operating loss carryforwards of $17,240,000 [2006 - $17,600,000] which will begin to expire in 2010. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. The utilization of the net operating loss carry-forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change of ownership. The amount of the limitation, if any, has not been determined at this time.

11. CAPITAL STOCK
Authorized capital
The authorized capital of the Company consists of 300,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

Common stock
The issued common stock of the Company consisted of 243,453,037, 200,431,000 and 170,493,385 common shares as of March 31, 2007, 2006 and 2005, respectively.

Fusion Capital Equity Purchase Agreement
On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company (a) sold 4,166,666 common shares for $500,000 cash at $0.12 per share, and (b) has the right, subject to certain conditions and limitations, to sell to Fusion up to $8.0 million worth of additional common stock, at the Company’s election, over a two year period at prices determined based upon the market price of the Company’s common stock at the time of each sale, without any fixed discount to the market price as defined in the agreement. Common stock may be sold in $80,000 increments every fourth business day, with additional $100,000 increments available every third business day if the market price of the common stock is $0.10 or higher. This $100,000 increment may be further increased at graduated levels up to $1.0 million if the market price increases from $0.10 to $0.80. If the price of the stock is below $0.08 per share, no sales shall be made under the agreement.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

Under the terms of the agreement, the Company issued 3,500,000 shares of common stock to Fusion for no consideration as a commitment fee and 200,000 shares of common stock as an expense reimbursement fee. The fair value of the 3,700,000 shares was $629,000 and recorded as offering costs along with legal and related direct costs of $52,403. A total of $52,819 of these costs were associated with the January 2007 sale of common stock and the balance of $628,584 are prepaid transaction costs to be discounted against future stock sales under the agreement or charged to expense if the arrangement is terminated or management determines it will not issue sufficient shares to offset the offering costs.

Under a related registration rights agreement, before Fusion was obligated to purchase shares, the Company was required to file a registration statement covering the sale of the common shares described above. The Form S-1 registration statement was declared effective on February 9, 2007. A total of 15,000,000 shares were registered for future sale, accordingly the Company is currently limited to selling the lesser of 15,000,000 shares or $8 million. The Company is required to maintain effectiveness of the registration statement until the earlier of the date that Fusion may sell the shares without restriction pursuant to Rule 144(k) or the date that Fusion has sold all registered shares and no available unpurchased shares remain under the agreement. Upon occurrence of certain events of default as defined, including lapse of effectiveness of the registration statement for 10 or more consecutive business days or for 30 or more business days within a 365-day period, suspension of trading for 3 consecutive business days, delisting of the shares from the principal market on which they are traded, failure by the stock transfer agent to issue shares within 5 business days, or other material breaches, Fusion may terminate the stock purchase agreement. The Company may terminate the agreement at any time.

Subsequent to March 31, 2007 during the period to June 28, 2007, the Company sold 1,735,796 common shares to Fusion under the agreement for cash of $320,000.

Stock options
The Company has stock options outstanding under two stock option plans. The 1994 Stock Option Plan entitled certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and expired on August 18, 2004. At March 31, 2007 there were options outstanding on 3,636,666 common shares pursuant to the 1994 Plan.

The 2005 Equity-Based Compensation Plan was approved by the stockholders on August 5, 2005 and covers a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants. At March 31, 2007 there were options outstanding on 5,648,000 common shares pursuant to the 2005 Plan with options on 4,352,000 shares available for future grant under the 2005 Plan.

The Company has granted options outside the above plans as inducements to new employees and for the continued service of key employees. At March 31, 2007 there were options outstanding on 1,750,000 common shares from grants outside the stock option plans.

During 2007, 973,000 [2006 - 7,190,000] options were granted at exercise prices ranging from $0.145 to $0.23 [2006 - $0.09 to $0.145] per share. The following table summarizes stock option transactions:

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

		Weighted average
	Shares	exercise price
	#	$
Outstanding March 31, 2004	4,141,665	0.80
Fiscal 2005
Granted	3,380,000	0.22
Canceled/expired	(835,000)	1.87
Exercised	(30,000)	0.16
Outstanding March 31, 2005	6,656,665	0.37
Exercisable at March 31, 2005	3,608,506	0.50
Fiscal 2006
Granted	7,190,000	0.37
Canceled/expired	(2,774,999)	0.49
Outstanding March 31, 2006	11,071,666	0.19
Exercisable at March 31, 2006	5,405,199	0.23
Fiscal 2007
Granted	973,000	0.16
Canceled/expired	(1,010,000)	0.31
Outstanding March 31, 2007	11,034,666	0.17
Exercisable at March 31, 2007	8,015,835	0.18
Weighted average fair value of options granted during the year		0.11

The following table summarizes the number of options exercisable at March 31, 2007 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2007	Number exercisable at March 31, 2007	Weighted Average exercise price	Weighted average remaining contractual life	Weighted average Exercise price of options exercisable at March 31, 2007
$	#	#	$	Years	$
$0.09	1,500,000	1,125,000	0.09	3.6	0.09
$0.145-$0.16	7,044,166	4,842,495	0.15	2.7	0.15
$0.20-$0.28	1,763,000	1,320,840	0.22	2.3	0.22
$0.42-$0.55	727,500	727,500	0.50	0.4	0.50

The options generally vest over a period of two to three years. Options on 500,000 shares are subject to and vest based on future performance conditions.

Subsequent to March 31, 2007 on May 15, 2007 the Company granted stock options with a contract life of four years to two employees on an aggregate of 100,000 shares of common stack vesting over a two year term exercisable at $0.185 per share and on June 6, 2007 the Company granted stock options with a contract life of four years to three directors on an aggregate of 750,000 shares of common stock vesting over a three year term exercisable at $0.18 per share.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

Share warrants
A summary of warrant activity during the years ended March 31, 2005, 2006 and 2007 is presented below:

	Number	Average Purchase Price Per Share $
Shares purchasable under outstanding warrants at March 31, 2004	3,164,688	0.68
Stock purchase warrants issued	6,070,000	0.42
Stock purchase warrants exercised	(437,500)	0.19
Stock purchase warrants expired	(1,712,333)	0.60
Shares purchasable under outstanding warrants at March 31, 2005	7,084,855	0.48
Stock purchase warrants issued	9,375,000	0.10
Stock purchase warrants exercised	(1,475,000)	0.08
Stock purchase warrants expired	(902,355)	1.00
Shares purchasable under outstanding warrants at March 31, 2006	14,082,500	0.09
Stock purchase warrants issued	2,331,572	0.15
Stock purchase warrants exercised	(11,236,500)	0.09
Shares purchasable under outstanding warrants at March 31, 2007	5,177,572	0.11

In February 2006, the Company issued 4,687,500 of A warrants exercisable at $0.10 per common share and 4,687,500 of B warrants exercisable at $0.09 per common share in connection with a restricted common stock sale of 18,750,000 shares for gross proceeds of $1,500,000.

In August and September 2006, as an inducement for early warrant exercise, the Company offered to holders of outstanding “A” and “B” Warrants (issued in connection with a common stock offering in February 2006) a new warrant exercisable for 25% of the shares issued exercisable at $.15 per share through August 31, 2009 (“New Warrant”). A total of 9,218,750 warrants were exercised for cash proceeds of $786,719 and debt reduction of $89,062 and the Company issued 2,304,692 New Warrants. Two officers exercised 500,000 warrants for cash of $47,500 and were granted 125,000 New Warrants on the same terms as other investors.

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

During the year ended March 31, 2007 a total of 1,793,750 other warrants were exercised for cash proceeds of $129,844 and debt reduction of $16,000. No inducement was granted in connection with these warrant exercises.

The Company has the following outstanding share warrants as of March 31, 2007, granted in connection with Series EE preferred stock and as an inducement for early exercise of warrants, respectively, entitling the holders to purchase one common share for each warrant held (subject to certain future antidilution price protection):

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

Number of		Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrant	2,846,000	0.08	November 30, 2007
Warrant	2,331,572	0.15	August 31, 2009
Total	5,177,572

12. REDEEMABLE AND NON-REDEEMABLE PREFERRED STOCK
The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock in one or more series from time to time by action of the Board of Directors.

The following is a summary of the terms of the preferred stock series outstanding during the fiscal years ended March 31, 2007 and 2006, respectively.

Preferred Series	Issuance Date	Aggregate Purchase Price	Number of Shares Authorized/Issued	Terms
12% Convertible Non-redeemable Series D stated value of $10 per share	December 2002	$2,050,000	205,000/205,000
Purchase price plus 12% accretion. Convertible at $0.08 per share subject to certain adjustments if the company issues shares less then $0.08 per share. Subject to automatic conversion on December 31, 2007.

8% Convertible Redeemable Series EE issued at $100 per share	November 2004	$1,850,000	20,000/18,500
Purchase price plus 8% accretion. Convertible at $0.25 for the first 90 days following original issuance date then lower of $0.25 and 85% of market, with a floor of $0.08 per share, as adjusted. Automatic conversion in November 2006.

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. The Series D stock was issued pursuant to a conversion agreement with respect to $2,050,000 of notes payable. The conversion price was reduced to $0.19 pursuant to anti-dilution protection given to the preferred stockholders triggered by the sale of $129,000 of shares of Common Stock in January 2003 and to $0.08 per share by the sale of $1,500,000 of common stock in February 2006. In connection with the repricing to $0.08, the Company recorded an additional deemed dividend of $1,522,400 to reflect the new beneficial conversion price. During the fiscal year ended March 31, 2007 a total of 5,000 shares of Series D Stock were converted into 907,123 shares of common stock. At March 31, 2007 a total of 91,000 shares of Series D Stock were outstanding convertible, subject to certain limitations, into 17,175,315 shares of common stock.

On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the "Series EE Stock") at a per share price of $100 for an aggregate amount of $1,850,000. The Company also issued to the Investors, warrants to purchase 3,700,000 shares of common stock at $0.50 per share until November 30, 2007. The Company utilized the Black Scholes Method in valuing the warrants, and calculated the relative fair value of the Series EE Stock and warrants. The effective conversion price of the Series EE Stock was then determined by the Company based on the relative fair value of the stock. The beneficial conversion feature was calculated, based on EITF 98-5 as modified by EITF 00-27, as a “convertible instrument containing fixed terms that change”. Utilizing the calculated intrinsic value of the Series EE Stock, the Company calculated a beneficial conversion charge in the amount of $1,100,611, which was recorded in the loss attributed to common stockholders in the accompanying financial statements. As a result of a reset of the conversion price of the Series EE Stock in February 2006 to $0.08 per common share, the Company recorded an additional deemed dividend of $477,551 to reflect the new beneficial conversion price.

The Series EE Stock was subject to automatic conversion in November 2006 and no shares were outstanding at March 31, 2007. During the fiscal year ended March 31, 2007 a total of 2,500 shares of Series EE Stock were converted into 3,607,289 shares of common stock.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

The following table summarizes values assigned as deemed dividends during the last three fiscal years for the value of warrants and the beneficial conversion feature on each series of preferred stock:

Preferred Series	Issuance Date	Number of Warrants	Warrant Exercise Price	Warrant Expiration Date	Value Assigned to Warrants	Value of Beneficial Conversion Discount
8% Series EE	November 2004	3,700,000	$0.50	November 2007	$389,364	$1,100,611
8% Series EE(1)	November 2004					$477,551
12% Series D(1)	December 2002					$1,522,400

(1) Additional values for deemed dividends associated with a reset of the conversion price from $0.19 per common share to $0.08 per common share.

13. LITIGATION
In May 2006, the Company announced that a complaint had been filed against the Company and certain of its officers and employees by digEcor, Inc. in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleged breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor sought, among other things, an injunction to prevent the company from selling or licensing certain digital rights management technology and “from engaging in any competition with digEcor until after 2009.” digEcor also sought “actual damages” of $793,750 and “consequential damages...not less than an additional $1,000,000.” This action was related to a purchase order the Company placed for this customer in the normal course of business on November 11, 2005 for 1,250 digEplayers™ with a contract manufacturer, Maycom Co., Ltd. Maycom was paid in full for the order by both e.Digital and digEcor by March 2006, but Maycom failed to timely deliver the order. The Company recorded an impairment charge of $603,750 in March 2006 for deposits paid to Maycom due to the uncertainty of obtaining future delivery. In October 2006 the Company received delivery from Maycom of the delayed 1,250-unit digEplayer order and delivered the order to digEcor. The Company recognized $713,750 of revenue from this order and reversed an impairment charge of $603,750 in its third fiscal 2007 quarter.

The Company has answered the complaint. The case is currently in the discovery phase. In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor’s unjust enrichment, fraud, negligent misrepresentation, tortuous interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor’s claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor’s contract and damages claims remain in dispute, and the Court provided some interpretation of the contracts at issue in its ruling. The foregoing and other findings of the Court may be subject to appeal by either party. digEcor has since amended its Complaint to assert an alternative breach of contract claim, and claims for federal, state and common law unfair competition, and digEcor seeks an injunction prohibiting the Company “from engaging in any competition with digEcor until after 2013.”  In April 2007 digEcor filed a motion for summary judgment seeking enforcement of an alleged noncompete provision and an injunction prohibiting the Company from competing with digEcor, to which the Company responded in June 2007. The Company believes it has substantive and multiple defenses and intends to vigorously challenge the pending summary judgment motion and all remaining matters. Due to the uncertainties inherent in any litigation, however, there can be no assurance whether the Company will or will not prevail in its defense against digEcor’s remaining claims. The Company is also unable to determine at this time the impact this complaint and matter may have on its financial position or results of operations. The Company has an accrual of $80,000 as an estimate of a deposit obligation related to the remaining general damage claim and the Company intends to seek restitution from Maycom for any damages it may incur but recovery from Maycom is not assured. Maycom is not involved in the design, tooling or production of the Company’s proprietary eVU mobile product. Moreover, the Company does not presently plan or expect to produce or sell digEplayer models to digEcor or other customers in the future.

In April 2007 the Company filed a second amended counterclaim in the United States District Court of Utah seeking a declaratory judgment confirming the status of prior agreements between the parties, alleging breach of e.Digital’s confidential information and trade secrets by digEcor, seeking an injunction against digEcor’s manufacture and sale of a portable product based on the Company’s technology, alleging breach of duty to negotiate regarding revenue sharing dollars the Company believes it has the right to receive and tortious interference by digEcor in the Company’s contracts with third parties. The Company intends to vigorously prosecute these counterclaims. There can be no assurance, however, that the Company will prevail on any of its counterclaims.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2007

14. COMMITMENTS AND CONTINGENCIES

Commitment Related to Legal Services
On March 23, 2007 the Company entered into an agreement for legal services and a contingent fee arrangement with Duane Morris LLP. The agreement provides that Duane Morris will be the Company’s exclusive legal counsel in connection with the assertion of the Company’s flash memory related patents against infringers (“Patent Enforcement Matters’).

Duane Morris has agreed to handle the Company’s Patent Enforcement Matters and certain related appeals on a contingent fee basis. Duane Morris also has agreed to advance certain costs and expenses including travel expenses, court costs and expert fees. The Company has agreed to pay Duane Morris a fee equal to 40% of any license or litigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 50% of recovery if appeal is necessary.

In the event the Company is acquired or sold or elects to sell the covered patents or upon certain other corporate events or in the event the Company terminates the agreement for any reason, then Duane Morris shall be entitled to collect accrued costs and a fee equal to three times overall time and expenses accrued in connection with the agreement and a fee of 15% of a good faith estimate of the overall value of the covered patents. The Company has provided Duane Morris a lien and a security interest in the covered patents to secure its obligations under the agreement.

Contract Manufacturers and Suppliers
The Company depends on contract manufacturers and suppliers to (i) allocate sufficient capacity to its manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, the Company's business, financial condition and operating results may be materially and adversely affected. Any failure in performance by either of these manufacturers for any reason could have a material adverse affect on the Company's business. Production and pricing by such manufacturers is subject to the risk of price fluctuations and periodic shortages of components. The Company does not have supply agreements with component suppliers and, accordingly, it is dependent on the future ability of its manufacturers to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect the Company's ability to deliver products on a timely and competitive basis in the future.

At March 31, 2007 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturers and component suppliers for approximately $1.1 million of future deliveries.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Office rent expense recorded by the Company for the year ended March 31, 2007 was $91,932 [2006 - $102,194] and [2005 - $111,480].

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
e.Digital Corporation
San Diego, CA

Our audits of the consolidated financial statements referred to in our report dated June 11, 2007 (included elsewhere in this Annual Report on Form 10-K) also included the financial statement schedules of e.Digital Corporation (the “Company”), listed in Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Santa Ana, California
June 11, 2007

e.Digital Corporation Schedule II - Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Description	Balance at beginning of period	Charged to cost and expense	Deductions	Balance at end of period
Year ended March 31, 2007	—	—	—	—
Year ended March 31, 2006	—	—	—	—
Year ended March 31, 2005	$174,255	—	174,255	—

RESERVE FOR OBSOLESCENCE

Description	Balance at beginning of period	Charged to cost and expense	Deductions	Balance at end of period
Year ended March 31, 2007	—	—	—	—
Year ended March 31, 2006	—	—	—	—
Year ended March 31, 2005	$ 4,600	—	4,600	—

WARRANTY RESERVE

Description	Balance at beginning of period	Charged to cost and expense	Deductions	Balance at end of period
Year ended March 31, 2007	$15,789	$24,283	—	$40,072
Year ended March 31, 2006	$15,789	—	—	$15,789
Year ended March 31, 2005	$15,789	—	—	$15,789