Form 10-K/A
period 2007-03-31
E DIGITAL CORP
filed 2007-07-20
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007
Commission file number 0-20734

e.Digital Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0591385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of July 18, 2007 there were 245,497,466 shares of e.Digital Corporation Common Stock, par value $.001, outstanding and 91,000 shares of Series D Preferred Stock, stated value $10.00 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, originally filed on June 29, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2007. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and13a-14 under the Exchange Act, we are including with this Amendment a currently dated certification. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors were elected at the 2005 annual meeting of stockholders to serve as directors until the next annual meeting of stockholders, until their respective successors have been elected and qualified or until such directors’ earlier resignation or removal. There are no arrangements or understandings between our company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee. The information of members of the Board of Directors as of June 30, 2007 is set forth below:

Name	Age	Position	Director Since
Alex Diaz	41	Chairman of the Board and Director	2002

Robert Putnam	48	Senior Vice President, Interim Chief Accounting Officer, Secretary and Director	1995

Allen Cocumelli	53	Director	1999

Renee Warden	43	Director	2005

Biographical Information

Alex Diaz - Mr. Diaz joined the Board in July 2002 and was appointed Chairman in November 2002. Mr. Diaz is Executive Vice President of Califormula Radio Group in San Diego, where he oversees the wide area network (WAN) linking audio, production studios, and transmitter sites, all of which he designed. He also established a Web presence for several of Califormula’s San Diego radio stations, including Jammin’ Z90, Radio Latina, and classical music station XLNC1. Before joining Califormula, Mr. Diaz worked at Radio Computing Services in New York. Mr. Diaz holds bachelor’s degrees in mathematics and computer science from the University of California in San Diego.

Robert Putnam - Mr. Putnam was appointed Senior Vice President in April 1993. He was appointed a Director of e.Digital Corporation in 1995. In May 2005, Mr. Putnam assumed the additional responsibilities of Interim Chief Accounting Officer and Corporate Secretary. Mr. Putnam served as Secretary of e.Digital Corporation from March 1998 until December 2001. He served as a Director of American Technology Corporation (“ATC”) from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as investor relations of ATC. He also served as Secretary/Treasurer of Patriot Scientific (“Patriot”) from 1989 to 2000 and from 1989 to March 1998 was a Director of Patriot. Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983. Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

Allen Cocumelli - Mr. Cocumelli was appointed to the Board of Directors on August 25, 1999 and served as Chairman of the Board from April 2000 until November 2002. Mr. Cocumelli has been Secretary and General Counsel of SimpleNet, Inc. since 2004. Prior thereto, Mr. Cocumelli was a Director of Website Services at Yahoo! Inc. from 2000 to 2004. Prior to joining Yahoo! Inc., Mr. Cocumelli was General Counsel of Simplenet Network Communications Inc. from 1996 and Chief Operating Officer of Simplenet Network Communications Inc. from November 1997 until 1999. Prior to joining Simplenet Network Communications Inc., Mr. Cocumelli was in the private practice of law. From 1978 to 1986 Mr. Cocumelli served as a manager in the Components Manufacturing Group and as Director of Corporate Training and Development at Intel. Mr. Cocumelli obtained a B.S. degree in Industrial Psychology from the University of California, Los Angeles in 1972 and a J.D. from Thomas Jefferson University in 1991. Mr. Cocumelli is a member of the California Bar Association.

Renee Warden - Ms. Warden was appointed to the Board of Directors on August 4, 2005. Ms. Warden has been Director of Accounting for Gratis Card Inc. since April 2006. Prior to its acquisition by Crown Castles in April 2006, Ms. Warden was Manager Special Projects/Collections for Global Signal, Inc. Prior to joining Global Signal, Inc. Ms. Warden was Vice President and Controller for Kintera, Inc. from May 2005 to May 2006. Prior to joining Kintera, Inc., Ms. Warden was an executive officer of e.Digital Corporation. Ms. Warden joined e.Digital Corporation in 1991 as Accounting Manager. In 1997 Ms. Warden was appointed Controller and Corporate Secretary for e.Digital Corporation and in 2003 was promoted to Chief Accounting Officer and Secretary until May 2005. From 1993 to 2003 Ms. Warden also held the positions of Chief Accounting Officer, Secretary and Director of Human Resources for American Technology Corporation. Ms. Warden obtained a B.S. degree in business accounting from the University  of Phoenix in 1999.

The information concerning our executive officers required by this Item are set forth at Part I in a section captioned “Executive Officers”. There are no family relationships among any of the directors or executive officers of our company.

Board Composition and Committees
The Board of Directors met three times during fiscal 2007 and acted by unanimous written consent five times. During such fiscal year, each Board member attended 100% of the meetings of the Board held during the period for which he or she was a director.

e.Digital Corporation has an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee, currently consisting of Ms. Warden and and Mr. Putnam, reviews the audit and control functions of e.Digital Corporation, e.Digital Corporation’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our company’s auditors, the fees and all non-audit services of the independent auditors and the independent auditors’ opinion and letter of comment to management and management’s response thereto. The Audit Committee is governed by a written charter adopted in 2000. The Audit Committee was designated on June 7, 2000 and held four meetings during the fiscal year ended March 31, 2007.

Ms. Warden has been designated as the “Audit Committee Financial Expert,” as defined by Regulation S-K, although as a former executive officer of the company and accounting consultant she is not an “independent” director, as defined under the NASDAQ National Stock Market rules and Rule 10A-3 of the Securities Exchange Act of 1934. Mr. Putnam is not independent as an executive officer of our company.

Compensation Committee. The Compensation Committee is currently comprised of two non-employee Board members, Allen Cocumelli and Alex Diaz. The Compensation Committee reviews and recommends to the Board the salaries, bonuses and prerequisites of our company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. The Compensation Committee held no formal meetings during the fiscal year ended March 31, 2007.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors, executive officers and persons who own more than 10% of the Common Stock to file initial reports of ownership (Forms 3) and reports of changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission.

Based solely on a review of copies of such reports furnished to us and written representation that no other reports were required during the fiscal year ended March 31, 2007, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

Code of Business Conduct and Ethics
We have adopted a Code of Conduct that includes a code of ethics that applies to all of our employees and directors (including its principal executive officer and its principal finance and accounting officer). This Code of Conduct is posted on our website and is available for review at www.edigital.com. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics on our website.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Messrs. Diaz and Cocumelli. None of these individuals served as one of the Corporation’s compensated officers or employees at any time during the fiscal year ended March 31, 2007. No executive officer of our company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our company’s Board of Directors or Compensation Committee.

Item 11. Executive Compensation.

Executive Compensation Discussion and Analysis

Overview
Because we have a limited number of employees and are incurring operating losses introducing new products and exploiting our patent portfolio, we are not a heavily executive laden company. We had no change in executive officers during fiscal 2007 and there were no changes in executive officer pay rates nor any stock options granted to executive officers nor any cash bonuses paid or accrued during the year. Accordingly this year the members of the Compensation Committee concluded, without a formal meeting, that no additional base salary was to be paid and that no bonus or equity award needed to be made to any executive officer.

The future of our company requires that a plan and compensation philosophy be in place to hire and maintain talented executives in the future. For this reason, the Committee plans to adopt a charter as soon as growth dictates the need for an expanded executive team. In developing our guidelines and ultimately our charter, the following principles are likely to figure greatly in them:

▪	To pay salaries that are competitive in our industry and our geographical market.
▪	To use, assuming that it makes sense for our company, executive pay practices that are commonly found in companies engaged in a similar industry.
▪	To maintain a ‘pay for performance’ outlook, particularly in our incentive programs.
▪	To pay salaries, and award merit increases, on the basis of the individual executive’s performance and contributions to our organization.

To attain these goals, we have created an executive compensation program which consists of base pay, a stock option program and employee benefits.

Our executive compensation program rewards executives for company and individual performance. Company and individual performance are strongly considered when we grant base pay increases and equity awards. For all management and supervising employees of our company, other than the PEO (Principal Executive Officer) and PFO (Principal Financial Officer), the PEO and management team decide cash compensation subject to review by the Compensation Committee or the Board. The Board determines and approves all equity awards after input from management. Our company has no bonus plan and due to losses no bonus was accrued or paid for fiscal 2007. We may grant bonuses to executive and non-executive personnel in the future.

The Role of the Compensation Committee
Our Compensation Committee has not adopted a formal charter. The Compensation Committee performs the following functions regarding compensation for the named executive officers (“ NEOs”):

▪	Review and approve our company’s goals relating to Principal Executive Officer (“PEO”) compensation.
▪	Evaluate the PEO’s performance in light of the goals.
▪	Make recommendations to the board regarding compensation to be paid to the other NEOs.
▪	Annually review, for all NEOs, annual base salary, bonus, long term incentives, employment-related agreements and special benefits.

Our Process for Setting Executive Pay
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

Our long-term incentive program consists of a stock option program pursuant to which the PEO and other executive officers (as well as other key employees) are periodically granted stock options at the then fair market value (or higher prices) of our common stock. These option programs are designed to provide such persons with significant compensation based on overall company performance as reflected in the stock price, to create a valuable retention device through standard two to three year vesting schedules and to help align employees’ and shareholders’ interests. Stock options are typically granted at the time of hire to key new employees, at the time of promotion to certain employees and periodically to a broad group of existing key employees and executive officers.

PEO Compensation. During fiscal 2006, the Committee approved for Mr. Blakeley an annual base salary of $175,000 a level the Committee feels is at the lower range of base salaries for Principal Executive Officers at similarly situated companies. Although the Committee attempts to align the Principal Executive Officer’s salary with performance, it chose to provide no salary increases during fiscal 2007 as part of a general company-wide effort to contain costs during the introduction of its new eVU product. The Committee believes Mr. Blakeley has significant long-term stock incentives. Mr. Blakeley is currently an employee at will.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly-held companies for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million per officer in any year. The limitation applies only to compensation which is not considered to be performance-based, either because it is not tied to the attainment of performance milestones or because it is not paid pursuant to a stockholder-approved plan. The non-performance based compensation paid to our executive officers for the 2007 fiscal year did not exceed the $1 million limit per officer. It is not expected that the compensation to be paid to our executive officers for the 2008 fiscal year will exceed that limit. Our Stock Option Plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of his or her outstanding options under the plan with an exercise price per share equal to the fair market value per share of the Common Stock on the grant date will qualify as performance-based compensation which will not be subject to the $1 million limitation. It is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit. The Committee’s present intention is to comply with the requirements of Section 162(m) unless and until the Committee determines that compliance would not be in the best interest of the company and its shareowners.

SUMMARY COMPENSATION TABLE

The following table shows for the year ended March 31, 2007 certain compensation information for our PEO and PFO (each a “Named Executive Officer” and collectively, the “Named Executive Officers”). We had no other reportable executive officers for fiscal 2007. Certain columns have been omitted as they were not applicable for the Named Executive Officers for the period presented.

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
William Blakeley, President and Chief Technology Officer (PEO)	2007	$175,000	-	$33,026	-	$208,026
Robert Putnam, Senior Vice President, Secretary and Interim Chief Accounting Officer (PFO) (3)	2007	$85,000	-	$13,052	-	$98,052

(1)	Represents actual cash compensation.
(2)
Represents the amount of compensation cost recognized by us in fiscal 2007 related to stock option awards granted prior to fiscal 2007 (since none were granted during fiscal 2007), as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 1 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2007.

(3)	Mr. Putnam provides part-time services to our company. See Item 13 for discussion of potential conflicts of interest.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2007

There were no Plan-Based Awards to the Named Executive Officers for the fiscal year ended March 31, 2007.

OUTSTANDING EQUITY AWARDS AT YEAR END

The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on March 31, 2007. There were no other outstanding equity awards as of March 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
William Blakeley	1,125,000	375,000	(1)	-	$0.09	11/14/2010
	166,666	83,334	(2)	-	$0.145	3/30/2010
Robert Putnam	25,000	-		-	$0.23	7/1/2009
	333,333	166,667	(2)	-	$0.145	3/30/2010

(1)	A total of 500,000 shares vested on grant with the balance quarterly over two years at the rate of 125,000 shares per quarter. All shares shall be vested in November 2007.
(2)	One-third vested at grant, one-third at the end of one year and the balance at the end of two years. All shares shall vest by March 2008.

OPTION EXERCISES AND STOCK VESTED TABLE

There were no options exercised by the Named Executive Officers during fiscal 2007.

There are no pension benefits for any Named Executive Officer.

Employment Agreements, Termination of Employment and Change in Control Arrangements
Mr. Blakeley was employed pursuant to a letter agreement effective November 14, 2005 with no specific term. The starting salary was $175,000, also the rate for fiscal 2007. Mr. Blakeley is eligible for an annual bonus as determined by the Board of Directors or its duly appointed committee but no bonus was paid or earned for fiscal 2007. Mr. Blakeley’s employment is at will but should his employment be terminated for any reason other than cause, then up to three months severance in the form of salary continuation and benefit continuation shall be payable.

Mr. Blakeley’s stock options on 1,250,000 shares provide that if he is terminated after a change in control then vesting shall accelerate and he shall have six months post termination to exercise the options rather than one month, subject to certain extensions for regulatory restrictions on resale (791,666 already vested at March 31, 2007). Options on 500,000 shares provide for acceleration of vesting upon a change in control but all were vested at March 31, 2007.

Mr. Putnam has no employment letter or agreement. Options on 500,000 shares provide for acceleration of vesting upon a change in control (333,333 already vested at March 31, 2007).

Director Compensation
Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. Employee directors do not receive any cash compensation for services as directors and have not received any equity compensation grants designated for such services. In addition, members of the board of directors who are not employees receive equity compensation grants as consideration for board and committee service from time to time. There is no established policy as to frequency or amount of equity compensation grants for non-employee directors.

The following table sets forth the compensation paid to our non-employee directors in 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards (2) (3) ($)	All Other Compensation ($)	Total ($)
Alex Diaz	-	$26,103	-	$26,103
Allen Cocumelli	-	$26,103	-	$26,103
Renee Warden (1)	-	$27,971	-	$27,971

(1)
Ms. Warden served as our Chief Accounting Officer and Secretary until May 2005 and during fiscal 2007 provided accounting services unrelated to her role as a director or audit committee member and earned compensation of $14,082 not included above.

(2)
Represents the amount of compensation cost recognized by us in fiscal 2007 related to stock option awards granted prior to fiscal 2007 (since none were granted during fiscal 2007), as described in Statement of Financial Accounting Standards No. 123R (SFAS 123R). For a discussion of valuation assumptions, see Note 1 to our 2007 Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2007. The amount for each non-employee director includes $6,526 as the accelerated expense for 250,000 options exercisable at $0.145 per share forfeited by each non-employee director during the year.

(3)	The following are the aggregate number of option awards outstanding for each of our non-employee directors at March 31, 2007 - Diaz: 725,000, Cocumelli: 825,000, and Warden: 650,000.

Compensation Committee Report
Analysis required by Item 402(b) of Regulation S-K and contained within this Form 10-K/A with management and, based on such review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A and incorporated into our Annual Report on Form 10-K for the year ended March 31, 2007.

Members of the Compensation Committee:

Alex Diaz
Allen Cocumelli

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Common Stock
The following security ownership information is set forth, as of June 30, 2007, with respect to certain persons or groups known to e.Digital Corporation to be beneficial owners of more than 5% of our company’s outstanding common stock and with respect to each director of our company, each of the executive officers named in the Summary Compensation Table currently employed by e.Digital Corporation, and all current directors, nominees and executive officers as a group (five persons). Other than as set forth below, e.Digital Corporation is not aware of any other person who may be deemed to be a beneficial owner of more than 5% of our company’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class	Title of Class
William Blakeley	2,026,041	(1)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Robert Putnam	3,174,958	(2)	1.3%	Common
16770 West Bernardo Drive
San Diego, CA 92127

Allen Cocumelli	642,666	(3)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Alex Diaz	1,001,666	(4)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Renee Warden	566,666	(5)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

All officers and directors
as a group (5 persons)	7,411,997	(6)	3.0%	Common

(1)	Includes options and warrants exercisable within 60 days to purchase 1,463,541 shares.
(2)	Includes options and warrants exercisable within 60 days to purchase 436,458 shares.
(3)	Includes options exercisable within 60 days to purchase 641,666 shares.
(4)	Includes options exercisable within 60 days to purchase 641,666 shares.
(5)	Includes options exercisable within 60 days to purchase 566,666 shares.
(6)	Includes options and warrants exercisable within 60 days to purchase 3,749,997 shares.
____________________________
* Less than 1%

Series D Preferred Stock
The following security ownership information is set forth as of June 30, 2007, with respect to certain persons or groups known to e.Digital Corporation to be beneficial owners of more than 5% of Series D Preferred Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class	Title of Class
Jerry E. Polis Family Trust	85,000	(2)	93.4%	Series D
980 American Pacific Dr. Ste. 111				Preferred Stock
Henderson, NV 89014

Palermo Trust	6,000	(3)	6.6%	Series D
8617 Canyon View Dr.				Preferred Stock
Las Vegas, NV 89117

__________

(1)
Represents number of shares of Series D Preferred Stock, held as of June 30, 2007. At such date an aggregate of 96,000 shares of Series D Preferred Stock were issued and outstanding convertible into an aggregate of 17,515,630 shares of common stock subject to a 4.999% conversion limitation.

(2)	Jerry E. Polis is Trustee and believed by us to have sole voting and investment power with respect to the Series D Preferred Stock held.
(3)	.James A. Barnes is Trustee and believed by us to share voting and investment power with his spouse with respect to the Series D Preferred Stock held.

Equity Compensation Plan Information
The following table sets forth information as of March 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities of e.Digital Corporation are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,284,666	$0.19	4,352,000
Equity compensation plans not approved by security holders (1)	1,750,000	$0.12	-0-
Total	11,034,666	$0.19	4,352,000

(1) Includes (a) 1,000,000 shares of common stock subject to inducement stock options granted to an executive officer in connection with employment and 250,000 shares granted subsequently with an aggregate weighted average exercise price of $0.10 per share, (b) 250,000 shares of common stock subject to inducement stock options granted to an employee with an exercise price of $0.145 per share, and (c) 250,000 shares of common stock granted to a consultant vesting on a performance basis with an exercise price of $0.16 per share.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Conflicts of Interest
Certain conflicts of interest now exist and will continue to exist between e.Digital Corporation and its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so. We have not established policies or procedures for the resolution of current or potential conflicts of interest between our company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in our company’s favor. The officers and directors are accountable to our company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our company’s affairs. Failure by them to conduct our company’s business in its best interests may result in liability to them.

Officer and director Robert Putnam also acts as Investor Relations of American Technology Corporation. The possibility exists that this other relationship could affect Mr. Putnam’s independence as a director and/or officer of e.Digital Corporation. Mr. Putnam is obligated to perform his duties in good faith and to act in the best interest of our company and its stockholders, and any failure on his part to do so may constitute a breach of his fiduciary duties and expose such person to damages and other liability under applicable law. While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Putnam would be excluded from liability or indemnified if he breached his loyalty to our company.

Transactions with Related Persons
In August 2006, executive officer Robert Putnam exercised an aggregate of 312,500 A and B warrants for cash of $29,687.50 and received as an early exercise inducement 78,125 warrants exercisable at $.15 per common share until August 31, 2009. The terms of this transaction were the same as those for unrelated persons.

In August 2006, entities affiliated with James A. Barnes, a related party through ownership of greater than 5% of the our Series D preferred stock (See Item 12), exercised an aggregate of 1,250,000 A and B warrants for cash of $118,750 and received as an early exercise inducement 312,500 warrants exercisable at $.15 per common share until August 31, 2009. The terms of these transactions were the same as those for unrelated persons.

In August 2006, entities affiliated with Jerry E. Polis, a related party through ownership of greater than 5% of the our Series D preferred stock (See Item 12), exercised an aggregate of 1,250,000 A and B warrants for cash and note conversions of $118,750 and received as an early exercise inducement 312,500 warrants exercisable at $.15 per common share until August 31, 2009. Mr. Polis also exercised an additional 250,000 warrants for cash and note conversion of $20,000 without inducement. The terms of these transactions were the same as those for unrelated persons.

On December 12, 2006 our company and Davric Corporation, an entity controlled by Jerry E. Polis, completed an exchange of 15% Unsecured Promissory Notes (“Exchange Agreement”) for (i) a new 7.5% Convertible Subordinated Term Note issued by us in the principal amount of $970,752 due November 30, 2009 (the “Exchange Note”) and (ii) 500,000 shares of common stock (the “Exchange Shares”). As a consequence of the exchange, the previously outstanding 15% Unsecured Promissory Notes were cancelled. The Exchange Shares were issued as consideration for extending the maturity date and reducing the interest rate from 15% to 7.5%. Without the exchange and the cancellation of the 15% Unsecured Promissory Notes, we would have been obligated to make total payments of approximately $982,300 at December 31, 2006.

Pursuant to the terms of the Exchange Note we agreed to pay to Davric Corporation monthly principal and interest installments of $6,000 starting December 2006, increasing to $15,000 starting in February 2007, $30,000 starting in December 2007 and $50,000 starting in December 2008 with maturity November 30, 2009. Commencing with the February 2007 installment payment, we may, subject to certain limitations, elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares will be valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Installment note payments must be paid in cash if the computed average price is less than $0.10 per share. Subject to certain notice periods and other limitations, the balance of the Exchange Note is convertible by Davric Corporation at $0.30 per common share beginning February 1, 2007 and we may elect to call the Exchange Note for mandatory conversion if the closing sale price of our common stock is at least $0.40 per share for ten consecutive trading days. We also may prepay the Exchange Note in full or in minimum parts of $50,000 on ten-day notice. The Exchange Note may be subordinate to certain future senior indebtedness as defined in the Exchange Note. We are not obligated to register the Exchange Shares, any Monthly Installment Shares or any shares issuable on conversion of the Exchange Note.

On March 23, 2007 we entered into a short-term purchase order and working capital financing arrangement providing cash proceeds of $750,000. The lender, ASI Capital Corporation, is a Nevada based mortgage broker/banker of which Jerry E. Polis is Chairman, President and largest shareholder.

The obligation is documented by an 18% secured promissory note with interest payable monthly for any full or partial month the principal is outstanding and is secured pursuant to a security agreement providing a security interest in substantially all of the our assets. The note is due the earlier of September 23, 2007 or within two business days of receipt by us of final payments from certain purchase orders, contains no prepayment fee and provides customary late payment penalties and default provisions. We also paid a $15,000 finance charge by issuing 73,385 restricted shares of the our common stock with no registration rights. No finders fees or other commissions or fees were incurred in connection with the financing.

During fiscal 2006 we paid director and former executive officer Renee Warden an aggregate of $14,082 for accounting services unrelated to her role as a director or audit committee member.

Director Independence

Our Board of Directors is comprised of four individuals, two of whom (Messrs. Diaz and Cocumelli) we have determined are independent under SEC rules. While Mr. Diaz, as Chairman of our Board of Directors, is technically considered as an executive officer under our bylaws, we do not believe that he meets the definition of an “executive officer” under Rule 16a-1(f) of the Exchange Act in that he does not perform any policy-making functions for our company, nor is he compensated for this position. Consequently, we consider Mr. Blakeley as our PEO and consider Mr. Diaz as independent.

Item 14. Principal Accounting Fees and Services.

The following table describes fees for professional audit services rendered by Singer Lewak Greenbaum & Goldstein LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2007 and March 31, 2006 and fees billed for other services rendered by Singer Lewak Greenbaum & Goldstein LLP during those periods. These amounts include fees paid to Singer Lewak Greenbaum & Goldstein LLP.

Type of Fee	2007	2006
Audit Fees (1)	$139,661	$100,554
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$139,661	$100,554

1.
Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of our annual financial statements, review of financial statements included in our Forms 10-Q and 1933 Act filings.

2.	No Audit Related Fees were paid to Singer Lewak Greenbaum & Goldstein LLP during the reported fiscal periods.
3.	No Tax Fees were paid to Singer Lewak Greenbaum & Goldstein LLP during the reported fiscal periods.
4.	No Other Fees were paid by us during the fiscal years indicated for products and services provided by Singer Lewak Greenbaum & Goldstein LLP, other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The Audit Committee has considered the role of Singer Lewak Greenbaum & Goldstein LLP in providing services to us for the fiscal years ended March 31, 2006 and 2007 and has concluded that such services are compatible with their independence as our company's auditors.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K/A.

Exhibit Number	Description of Exhibit
31	Certifications *

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Principal Accounting Officer.

32.1
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, Chief Executive Officer and Robert Putnam, Principal Accounting Officer.

____________________________
* Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation

By:	/s/ WILLIAM BLAKELEY
President and Chief Technical Officer
July 20, 2007