Form 10-Q
period 2007-06-30
E DIGITAL CORP
filed 2007-08-14
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007 a total of 246,091,809 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents	744,554	694,757
Accounts receivable, trade	838,682	37,029
Inventory	173,635	309,392
Deposits and prepaid expenses	49,477	50,999
Total current assets	1,806,348	1,092,177
Property and equipment, net of accumulated depreciation of
$476,663 and $472,063, respectively	32,057	36,206
Prepaid transaction costs	308,584	628,584
Total assets	2,146,989	1,756,967

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	939,579	687,132
Other accounts payable and accrued liabilities	159,931	131,107
Accrued employee benefits	197,903	149,528
Dividends	491,250	464,025
Customer deposits	703,346	118,850
Current maturity of convertible term note, less $32,894 and $34,000 of debt discount	203,551	138,902
Secured promissory note, less $6,930 and $-0- of debt discount	743,070	750,000
Total current liabilities	3,438,630	2,439,544

Long-term convertible term note, less $24,424 and $31,983 of debt discount	679,796	748,082
Deferred revenue - long term	6,000	6,000
Total long-term liabilities	685,796	754,082
Total liabilities	4,124,426	3,193,626

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated: 91,000 issued and outstanding, each period. Liquidation preference
of $1,401,250 and $1,347,099, respectively	910,000	910,000
Common stock, $0.001 par value, authorized 300,000,000,
245,415,499 and 243,453,037 shares and outstanding, respectively	245,416	243,453
Additional paid-in capital	78,314,324	78,236,434
Dividends	(491,250)	(464,025)
Accumulated deficit	(80,955,927)	(80,362,521)
Total stockholders' deficit	(1,977,437)	(1,436,659)

Total liabilities and stockholders' deficit	2,146,989	1,756,967

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	June 30
	2007	2006
	$	$
Revenues:
Products	1,189,630	21,105
Services	115,004	-
	1,304,634	21,105

Cost of revenues:
Products	1,021,850	16,612
Services	36,669	-
	1,058,519	16,612
Gross profit	246,115	4,493

Operating expenses:
Selling and administrative	471,097	335,569
Research and related expenditures	280,312	352,609
Total operating expenses	751,409	688,178

Operating profit (loss)	(505,294)	(683,685)

Other income (expense):
Interest income	159	7,989
Interest expense	(68,672)	(447,410)
Other	(19,599)	(470)
Other income (expense)	(88,112)	(439,891)

Loss and comprehensive loss for the period	(593,406)	(1,123,576)
Accrued dividends on Preferred stock	(27,225)	(33,708)
Loss attributable to common stockholders	(620,631)	(1,157,284)
Loss per common share - basic and diluted	(0.00)	(0.01)

Weighted average common shares outstanding	244,411,088	200,431,000

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	June 30
	2007	2006
	$	$
OPERATING ACTIVITIES
Loss for the period	(593,406)	(1,123,576)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	4,600	12,448
Accrued interest and accretion of discount relating to promissory notes	8,665	28,125
Interest paid with common stock	25,768	-
Amortization of debt discount in connection with repricing of conversion
and warrants related to 12% convertible subordinated promissory notes	-	367,677
Warranty provision	44,893	-
Stock-based compensation	34,853	56,437
Changes in assets and liabilities:
Accounts receivable, trade	(801,653)	2,670
Inventories	135,757	-
Prepaid expenses and other	1,522	(37,111)
Accounts payable, trade	252,447	108,054
Other accounts payable and accrued liabilities	(11,357)	(22,159)
Customer deposits	584,496	19,670
Accrued employee benefits	48,375	35,912
Warranty reserve	(4,712)	-
Cash (used in) operating activities	(269,752)	(551,853)

INVESTING ACTIVITIES
Purchase of property and equipment	(451)	-
Cash (used in) investing activities	(451)	-

FINANCING ACTIVITIES
Sale of common stock	320,000	-
Payment on 15% Unsecured Note	-	(3,891)
Cash (used in) provided by financing activities	320,000	(3,891)

Net increase (decrease) in cash and cash equivalents	49,797	(555,744)
Cash and cash equivalents, beginning of period	694,757	1,058,723
Cash and cash equivalents, end of period	744,554	502,979

Supplemental schedule of noncash investing and financing activities:
Cash paid for interest	16,541	51,608
Deemed dividends on Preferred Stock	27,225	33,708
Discount amortization and accretion on Promissory Notes	8,665	367,677
Term note payments paid in common stock	30,000	-
Financing fee paid in common stock	15,000	-

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

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2007, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2007 filed on Form 10-K. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $80,955,927 at June 30, 2007. At June 30, 2007, the Company had a working capital deficiency of $1,632,282. Substantial portions of the losses are attributable to marketing costs for new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) executing a strategy to monetize the flash memory-related patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. The Company may have access to up to $8 million of additional funding pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”). The Company obtained $320,000 of equity proceeds pursuant to this agreement in the first quarter ended June 30, 2007. Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

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

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure certain financial instruments and certain other items at fair value for those financial assets and liabilities not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

3. LOSS PER SHARE

Stock options, warrants, convertible debt and convertible preferred stock exercisable into 37,460,919 shares of common stock were outstanding as at June 30, 2007. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss attributable to common stockholders was increased during the three months ended June 30, 2007 and 2006 by accrued dividends of $27,225 and $33,708, respectively.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.

Inventories consisted of the following:
	June 30,	March 31,
	2007	2007
	$	$

Raw materials	22,562	-
Finished goods	151,073	309,392

Ending balance	173,635	309,392

5. STOCK -BASED COMPENSATION

The Company adopted SFAS No. 123 (Revised 2004), “Share -Based Payment”, effective April 1, 2006. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. The Company recognizes stock compensation expense ratably over the vesting period of individual option grants. The Company has no employee awards with market or performance conditions. All stock compensation recorded during the period ended June 30, 2007 has been accounted for as an equity instrument. Prior to April 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for stock compensation.

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

The Company’s stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer, among others, and are often exercised prior to their contractual maturity. The Company plans to issue shares on each option exercise and has no plans to repurchase option shares. The Company recorded $34,853 and $56,437 of stock compensation expense in its unaudited Statement of Operations for the three months ended June 30, 2007 and 2006, respectively. A total of $20,910 and $31,433 was included in selling and administrative costs and $13,943 and $25,004 was included in research and related expenditures for the three months ended June 30, 2007 and 2006, respectively. A total of $29,152 and $56,437 for the three months ended June 30, 2007 and 2006, respectively, of this expense relates to prior year awards vesting after April 1, 2006. The weighted-average estimated fair value of options granted during the three months ended June 30, 2007 was $0.11 per share, using the Black-Scholes option pricing model with the following weighted average assumptions (annualized percentages):

Three
Months Ended
June 30, 2007
Volatility	77%
Risk-free interest rate	4.6% - 5.2%
Forfeiture rate	5.0%
Dividend yield	0.0%
Expected life in years	4

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is estimated based on historical experience.

Since the Company has a net operating loss carryforward as of June 30, 2007, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the three months ended June 30, 2007.
Additionally, no incremental tax benefits were recognized from stock options exercised in the three months ended June 30, 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of June 30, 2007 total estimated compensation cost of options granted but not yet vested was approximately $165,000 and is expected to be recognized over the weighted average period of 0.9 years.

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with FASB Interpretation (“FIN”) No. 28.

6. WARRANTY RESERVE

Details of the estimated warranty liability are as follows:
	Period Ended June 30,
	2007	2006
	$	$

Beginning balance	40,072	15,789
Warranty provision	44,893	-
Warranty deductions	(4,712)	-

Ending balance	80,253	15,789

7. OPTIONS AND WARRANTS

Options

The Company has stock options outstanding under two stock option plans. The 1994 Stock Option Plan entitled certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and expired on August 18, 2004. At June 30, 2007 there were options outstanding on 3,434,166 common shares pursuant to the 1994 Plan.

The 2005 Equity-Based Compensation Plan was approved by the stockholders on August 5, 2005 and covers a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants. At June 30, 2007 there were options outstanding on 6,498,000 common shares pursuant to the 2005 Plan with options on 3,502,000 shares available for future grant under the 2005 Plan.

The Company has granted options outside the above plans as inducements to new employees and for the continued service of key employees. At June 30, 2007 there were options outstanding on 1,750,000 common shares from grants outside the stock option plans.

The following table summarizes stock option activity for the period:
		Weighted average
	Shares	exercise price
	#	$
Outstanding March 31, 2007	11,034,666	0.17
Granted	850,000	0.18
Canceled/expired	(202,500)	0.43
Exercised	-	-
Outstanding June 30, 2007 (1)	11,682,166	0.17
Exercisable at June 30, 2007	8,394,167	0.18

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.52 and expire over the period from 2007 to 2011 with an average life of 2.5 years.

Share warrants

There were no warrants issued, exercised, cancelled or that expired during the three months ended June 30, 2007. The Company has outstanding share warrants as of June 30, 2007, as follows (exercise prices subject to certain antidilution price protection):

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrant	2,846,000	0.08	November 30, 2007
Warrant	2,331,572	0.15	August 31, 2009
Total	5,177,572

8. NOTES

7.5% Convertible Subordinated Term Note

On December 12, 2006 the Company issued a new 7.5% Convertible Subordinated Term Note in the principal amount of $970,752 due November 30, 2009 in exchange for prior notes. The note provides for monthly principal and interest installments of $15,000, increasing to $30,000 starting in December 2007 and $50,000 starting in December 2008 with maturity November 30, 2009. The Company may, subject to certain limitations, elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Installment note payments must be paid in cash if the computed average price is less than $0.10 per share. Subject to certain notice periods and other limitations, the balance of the note is convertible by the holder at $0.30 per common share and the Company may elect to call the note for mandatory conversion if the closing sale price of the Company’s common stock is at least $0.40 per share for ten consecutive trading days. The Company may also prepay the note in full or in minimum parts of $50,000 on ten-day notice. The note may be subordinate to certain future senior indebtedness.

18% Secured Promissory Note

In March 2007 the Company obtained $750,000 in short-term purchase order financing from a commercial lender pursuant to an 18% secured promissory note with interest payable monthly for any full or partial month the principal is outstanding subject to a security agreement providing a security interest in substantially all of the Company’s assets. The note is due the earlier of September 23, 2007 or within two business days of receipt by the Company of final payments from certain purchase orders, contains no prepayment fee and provides customary late payment penalties and default provisions. On April 2, 2007 the Company paid a $15,000 finance charge by issuing 73,385 restricted shares of common stock with no registration rights with the finance charge being amortized over the note term.

9. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2007:

	Preferred stock		Common stock		Additional		Accumulated
	Shares	Amounts	Shares	Amounts	Paid-in Capital	Dividends	Deficit
Balance, March 31, 2007	91,000	$910,000	243,453,037	$243,453	$78,236,434	$(464,025)	$(80,362,521)
Accrued dividends on Series D Preferred Stock	-	-	-	-	-	(27,225)	-
Stock -based compensation	-	-	-	-	34,853	-	-
Shares issued for cash (1)	-	-	1,735,796	1,736	(1,736)	-	-
Shares issued for term debt payments	-	-	153,281	154	29,846	-	-
Shares issued for debt financing fee	-	-	73,385	73	14,927	-	-
Loss for the period	-	-	-	-	-	-	(593,406)
Balance, June 30, 2007	91,000	$910,000	245,415,499	$245,416	$78,314,324	$(491,250)	$(80,955,927)

(1) Sales of shares to Fusion at an average price of $0.184 per common share, net of prepaid transaction costs.

Fusion Capital Equity Purchase Agreement

On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company has the right, subject to certain conditions and limitations, to sell to Fusion up to $8.0 million worth of additional common stock, at the Company’s election, over a two year period at prices determined based upon the market price of the Company’s common stock at the time of each sale, without any fixed discount to the market price as defined in the agreement. Common stock may be sold in $80,000 increments every fourth business day, with additional $100,000 increments available every third business day if the market price of the common stock is $0.10 or higher. This $100,000 increment may be further increased at graduated levels up to $1.0 million if the market price increases from $0.10 to $0.80. If the price of the stock is below $0.08 per share, no sales shall be made under the agreement. Assuming a purchase price of $0.18 per share (the closing sale price of the common stock on June 29, 2007) the maximum remaining under the common stock purchase agreement was an additional $2.38 million.

Under a related registration rights agreement a total of 15,000,000 shares were registered for sale, accordingly the Company is limited to selling the lesser of 15,000,000 shares or $8 million. The Company is required to maintain effectiveness of the registration statement until the earlier of the date that Fusion may sell the shares without restriction pursuant to Rule 144(k) or the date that Fusion has sold all registered shares and no available unpurchased shares remain under the agreement. Upon occurrence of certain events of default as defined, including lapse of effectiveness of the registration statement for 10 or more consecutive business days or for 30 or more business days within a 365-day period, suspension of trading for 3 consecutive business days, delisting of the shares from the principal market on which they are traded, failure by the stock transfer agent to issue shares within 5 business days, or other material breaches, Fusion may terminate the stock purchase agreement. The Company may terminate the agreement at any time.

During the quarter ended June 30, 2007, the Company sold 1,735,796 common shares to Fusion under the agreement for cash of $320,000. This amount reduced the balance of prepaid transaction costs associated with a 3,500,000 share commitment fee and related costs of the financing. The balance of prepaid transaction costs of $308,584 at June 30, 2007 will be discounted against future stock sales under the agreement or charged to expense if the arrangement is terminated or management determines it will not issue sufficient shares to offset the offering costs.

Subsequent to June 30, 2007 the Company sold an additional 480,972 common shares for cash of $80,000.

10. PREFERRED STOCK

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.08 subject to certain adjustments if the Company issues shares at prices lower than $0.08. As of June 30, 2007 the 91,000 shares of the Series D Stock would have been convertible into 17,515,630 shares common stock. The Series D stock is subject to automatic conversion on December 31, 2007.

11. LITIGATION

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

12. COMMITMENTS AND CONTINGENCIES

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

At June 30, 2007 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturers and component suppliers for approximately $1.9 million of future deliveries. Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Facility Lease

In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

13. MAJOR CUSTOMERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three customer comprised 69%, 17% and 12% of revenue for the three months ended June 30, 2007. Sales to one customer comprised 100% of revenue for the three months ended June 30, 2006.

14. INCOME TAX

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from uncertain tax positions may be recognized only if it is more likely than not that the tax position will be sustained, based solely on its technical merits, with the taxing authority having full knowledge of all relevant information. After initial adoption of FIN 48, deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities along with net operating loss and tax credit carryovers are recognized only for tax positions that meet the more likely than not recognition criteria. Additionally, recognition and derecognition of tax benefits from uncertain tax positions are recorded as discrete tax adjustments in the first interim period that the more likely than not threshold is met.

The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows. The Company recognizes interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. Since a full valuation allowance was recorded against the Company’s net deferred tax assets and the unrecognized tax benefits determined under FIN 48 would not result in a tax liability, the Company has not accrued for any interest and penalties relating to these unrecognized tax benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2007.

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

General

We are a holding company that operates through our wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) that can be applied to produce complex portable electronic products. In 2003 our DVAP was applied to an in-flight entertainment (“IFE”) device, the digEplayer(TM), for one customer. In February 2006 we introduced a new and improved DVAP device, the eVU (TM) mobile entertainment device targeted at the IFE and additional markets. We commenced eVU customer trials in the late 2006 and commercial shipments to customers in the third quarter of fiscal 2007.

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

We also own an important portfolio of patents related to the use of flash memory in portable devices and we are actively engaged in a strategy to monetize our patent portfolio. In June 2006 we engaged an intellectual property consultant to investigate, document and develop the portfolio and to liaison with outside legal counsel. In March 2007 we selected and engaged the international legal firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. We, and our advisors, have performed certain due diligence on our patents and we believe we have strong intellectual property rights that can be licensed. During the first quarter of fiscal 2008 we were engaged in supporting the technical and legal development of the patent portfolio and expect patent enforcement actions to commence in the current fiscal year.

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

As of June 30, 2007 we had an order backlog of approximately $2.7 million for eVU units and accessories. We believe the majority of the backlog will ship to customers in the second quarter ending September 30, 2007. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Overall Performance

We have incurred significant operating losses and negative cash flow from operations in the current period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $80,955,927 and a working capital deficit of $1,632,282 at June 30, 2007. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) monetizing the flash memory-related patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. We may have access to up to $8 million of additional funding pursuant to a common stock purchase agreement with Fusion Capital. We obtained $320,000 of equity proceeds pursuant to this agreement in the first quarter ended June 30, 2007. The availability of additional funding under the Fusion Capital agreement is subject to many conditions, some of which are predicated on events that are not within our control. There can be no assurance this capital resource will be available or be sufficient.

For the three months ended June 30, 2007:

•
Our revenues were $1,304,634 compared to $21,105 for the comparable first quarter of the prior year. Sales to three customers accounted for 69%, 17% and 12% of our first quarter fiscal 2008 revenues and our results are dependent on the timing and quantity of eVU orders by a limited number of airline customers. We have not yet developed a sufficient customer base to provide a consistent order flow. The failure to obtain future eVU orders or delays of future orders could have a material impact on our operations.

•
We recorded a gross profit of $246,115 or 19% of revenues compared to $4,493 for the comparable first quarter of the prior year. Gross profit increased due to the shipment of eVU units whereas in the prior year we were developing our new eVU product. We anticipate improved eVU margins once the product is in full production with our contract manufacturer , we become more efficient in our customer startup and support activities and volumes of scale are realized.

•
Operating expenses were $751,409 for the three months ended June 30, 2007, an increase from $688,178 for the first three months of the year prior. Reduced research and development expenditures were offset by increased selling and administrative costs including increases in sales commissions and professional fees.

•	Our net loss decreased to $0.6 million for the first quarter of the current year from $1.1 million for the comparable quarter of the prior year ended June 30, 2006.

Our monthly cash operating costs have been on average approximately $250,000 per month for the period ending June 30, 2007. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business. See Part II, Item 1A (Risk Factors) below.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, and intangible assets, taxes, impairment of long-lived assets, product warranty, stock-based compensation, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Form 10-K for March 31, 2007.

We do not have off-balance sheet arrangements, financings, or relationships with unconsolidated entities or other persons, also known as "special purposes entities" (SPEs).

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

For the first quarter of fiscal 2008, we reported total revenues of $1,304,634 an increase from total revenues of $21,105 for the first quarter of fiscal 2007. Product revenues were $1,189,630 from selling eVU players and related equipment for use by airline customers. In the prior year’s first quarter we were transitioning from an older product to our new eVU product that was introduced in the third quarter of fiscal 2007.

Service revenues for the first quarter of fiscal 2008 were $115,004 compared to $-0- for the comparable period of the prior year. These revenues resulted from billable contract and support services provided to airline customers.

Cost of sales for the three months ended June 30, 2007 consisted of $1,021,850 of product costs and related installation labor and services for in-flight entertainment devices sold in the period. Service cost of sales of $36,669 related to the direct costs of providing separately billed contract and support services to customers. Cost of sales for the three months ended June 30, 2006 consisted of $16,612 of product costs.

Gross profit for the first quarter of fiscal 2008 was $246,115 compared to a gross profit of $4,493 for the first quarter of fiscal 2007. Gross profit as a percent of sales for the first quarter of fiscal 2008 was 19%. The gross profit increase was due primarily to the sale of eVU products in the current period whereas we had no new product for sale in the prior year.

Selling, general and administrative costs for the three months ended June 30, 2007, was $471,097 compared to $335,569 for the first quarter of fiscal 2007. The $135,528 increase is attributed primarily to an increase of $100,000 in professional services related to litigation, patent enforcement and audits and an increase of $52,000 in sales commissions due to increased revenues.

Research and related expenditures for the three months ended June 30, 2007 were $280,312, as compared to $352,609 for the three months ended June 30, 2006. The decrease resulted primarily to reassigning engineers and technicians to customer support and service roles during the first quarter.

We reported an operating loss of $505,294 for the three months ended June 30, 2007, as compared to an operating loss of $683,685 for the three months ended June 30, 2006. The decrease in operating loss resulted primarily from the increase in revenue and gross margins from eVU sales offset by an increase in total operating expenses.

We reported interest expense of $68,672 for the three months ended June 30, 2007 versus $447,410 for the prior comparable period. This included non-cash amortization of debt discount of $16,735 and $367,677 for the three months ended June 30, 2007 and 2006, respectively. Other expenses of $19,599 for the most recent quarter included financing royalties of $18,780.

We reported a loss for the first quarter of fiscal 2008 of $593,406 as compared to a loss of $1,123,576 for the prior first quarter of fiscal 2007. The loss attributable to common stockholders for the three months ended June 30, 2007 and 2006 was $620,631 and $1,157,284, respectively. Included in the loss available to common stockholders for the periods ended June 30, 2007 and 2006 were accrued dividends on the preferred stock of $27,225 and $33,708, respectively.

Liquidity and Capital Resources

At June 30, 2007, we had a working capital deficit of $1.6 million compared to a working capital deficit of $1.3 million at March 31, 2007. Cash used in operating activities of $269,752 for the three months period ended June 30, 2007 included the $593,406 loss decreased by non-cash expenses of $118,779 and increased by a $801,653 increase in accounts receivable. Cash used in operating activities was reduced by an increase of $584,496 in customer deposits, an increase of $252,447 in accounts payable, a decrease of $135,757 in inventories and an increase of $48,375 in accrued employee benefits. We have negotiated terms with our contract suppliers reducing advance production payments required prior to product delivery. These payments are recorded as a prepaid until product has been built. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital.

At June 30, 2007, we had cash on hand of $744,554. For the three months ended June 30, 2007, cash provided by financing activities was $320,000 from the sale of common stock to Fusion pursuant to our $8 million purchase agreement. Subsequent to June 30, 2007 we sold an $80,000 of common stock under the agreement.

Other than cash on hand, accounts receivable and the Fusion Capital financing commitment, we have no material unused sources of liquidity at this time. Based on our cash position at June 30, 2007 assuming (a) continuation of existing business customer arrangements, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.2 million of additional capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from increased product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need equity or debt financing in the next twelve months for working capital and we may need equity or debt financing for payment of existing debt obligations and other obligations reflected on our balance sheet.

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

As of June 30, 2007, our contractual obligations and commercial commitments are summarized below:

Cash Contractual Obligations by Period	Total	Less than 1 year	1 - 2 years	2 - 3 years	Over 3 years
18% Secured Promissory Note and interest	$783,750	$783,750	$-	$-	$-
7.5% Convertible Term Note	1,048,165	300,000	500,000	248,165	-
Purchase commitments (1)	1,911,000	1,911,000	-	-	-
Operating Lease (2)	306,010	71,586	73,729	75,943	84,752
Total cash obligations	$4,048,925	$3,066,336	$573,729	$324,108	$84,752

(1)	Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

(2)	Office lease agreement.

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

Our exposure to market risk for changes in interest rates relates primarily to, our investment in cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At June 30, 2007, the market value of these investments, which were all classified as cash and cash equivalents and debt approximated cost.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K for March 31, 2007, except as follows:

•	We updated our risk factors for financial information through the first quarter of fiscal 2008 ended June 30, 2007.

•	We segregated the risk factor related to customer litigation that was previously combined with reliance on customers.

•
We are actively pursuing our business strategy of monetizing our flash memory patent portfolio. As we intend to commence and aggressively pursue patent enforcement actions during fiscal 2008, we have added a separate section of risk factors related to this business strategy.

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the fiscal quarter ended and June 30, 2007 we had an accumulated deficit of $81 million. We had losses of approximately $3.1 million, $3.1 million and $2.4 million in fiscal years 2007, 2006 and 2005, respectively and $593,406 for the three months ended June 30, 2007. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have experienced substantial reduction in cash, projected revenues and increased costs that adversely affected our results of operations and cash flows. Our company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal year 2008 to date, during fiscal 2007 and in prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

We Need to Obtain Additional Financing to Continue Operating our Business. We had an operating cash flow deficit of $269,752 for the first three months of fiscal 2008 and $2.5 million for the year ended March 31, 2007. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

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

We cannot guarantee that the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) will be sufficient or available to fund our ongoing operations. We only have the right to receive $80,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $0.10, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.08. We registered 19,166,666 shares for sale by Fusion Capital from time to time. We sold 4,166,666 shares to Fusion Capital in January 2007 for proceeds of $500,000 and an additional 1,735,796 shares through June 30, 2007 for additional proceeds of $320,000. Accordingly, the selling price of the common stock that may be sold to Fusion in the balance of fiscal 2008 and to the term of the common stock purchase agreement will have to average at least $0.58 per share for us to receive the maximum remaining proceeds of $7.68 million. Assuming a purchase price of $0.18 per share (the closing sale price of the common stock on June 29, 2007) and the purchase by Fusion of the remaining shares under the common stock purchase agreement at that date, proceeds to us would only be an additional $2.38 million.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. Three customers accounted for 98% of our revenues for the three months ended June 30, 2007 and two customers accounted for 92% of revenues in the year ended March 31, 2007. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

Customer Litigation. In May 2006, the company and certain of its officers were sued by former customer digEcor. We are unable to determine at this time the impact this litigation and matter may have on our financial position or results of operations. An adverse ruling by the court could have a material adverse effect on our financial position and results of operations. See “Legal Proceedings.”

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

Because Some of Our Management are Part-Time and Have Certain Conflicts of Interest, Our Business Could Be Harmed. Our Senior Vice President, Robert Putnam, also performs investor relations for American Technology Corporation. As a result of his involvement with American Technology Corporation, Mr. Putnam has in the past, and is expected in the future to devote a substantial portion of his time to other endeavors and only part-time services to e.Digital. Certain conflicts of interest now exist and will continue to exist between e.Digital and Mr. Putnam due to the fact that he has other employment or business interests to which he devotes some attention and he is expected to continue to do so. It is conceivable that the respective areas of interest of e.Digital and American Technology Corporation could overlap or conflict.

Our Patent Enforcement Strategy is Subject to Numerous Risks From Outside Influences

Enforcement of Our Patented Technologies is Untested and We Face Uncertain Revenue Prospects or Market Value. Our portfolio of flash memory patents and technologies have yet to be licensed nor be the subject of any patent enforcement litigation. The licensing demand for our patent portfolio is untested and is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle enforcement actions, if any. There can be no assurance of revenues from our strategy of enforcing our flash memory patent portfolio.

Our Fee Arrangement with Patent Enforcement Counsel Subjects Us To Certain Risks and Substantial Costs and Fees Could Limit our Net Proceeds From Any Successful Patent Enforcement Actions. Our agreement for legal services and a contingent fee arrangement with Duane Morris LLP provides that Duane Morris is our exclusive legal counsel in connection with the assertion of our flash memory related patents against infringers (“Patent Enforcement Matters’). Duane Morris is advancing certain costs and expenses including travel expenses, court costs and expert fees. We have agreed to pay Duane Morris a fee equal to 40% of any license or litigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 50% of recovery if appeal is necessary. We are not in control of the timing, costs and fees, which could be substantial and could limit our share of proceeds, if any, from future patent enforcement actions. There can be no assurance Duane Morris will diligently and timely pursue patent enforcement actions on our behalf. In the event we are acquired or sold or we elect to sell the covered patents or upon certain other corporate events or in the event we terminate the agreement with Duane Morris for any reason, then Duane Morris shall be entitled to collect accrued costs and a fee equal to three times overall time and expenses and a fee of 15% of a good faith estimate of the overall value of the covered patents. We have provided Duane Morris a lien and a security interest in the covered patents to secure this obligation. Should any of the aforementioned events occur, the fees and costs owed to Duane Morris could be substantial and limit our revenues.

New Legislation, Regulations or Rules Related To Enforcing Patents Could Significantly Decrease Our Prospect for Revenue and Increase the Time and Costs Associated with Patent Enforcement.  If new legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our revenue prospects and increase the costs of enforcement. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact revenue derived from such enforcement actions. While we are not aware that any such changes are likely to occur in the foreseeable future that impact our current patens, we cannot assure that such changes will not occur.

Should Litigation Be Required To Enforce Our Patents, Trial Judges And Juries Often Find It Difficult To Understand Complex Patent Enforcement Litigation, And As A Result, We May Need To Appeal Adverse Decisions By Lower Courts In Order To Successfully Enforce Our Patents. It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we intend to diligently pursue enforcement litigation if necessary to monetize our patents, we cannot predict with significant reliability the decisions made by juries and trial courts.

Federal Courts Are Becoming More Crowded, And As A Result, Patent Enforcement Litigation Is Taking Longer. Any patent enforcement actions we may be required to take to monetize our patents will most likely be prosecuted in federal court. Federal trial courts that hear patent enforcement actions also hear other cases that may take priority over any actions we may take. As a result, it is difficult to predict the length of time it will take to complete any enforcement actions.

As Patent Enforcement Litigation Becomes More Prevalent, It May Become More Difficult For Us To Voluntarily License Our Patents. We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents to major electronic firms. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license our patents or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

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

Risks Related to Trading in Our Common Stock

The Sale of our Common Stock to Fusion Capital May Cause Dilution and the Sale of the Shares of Common Stock Acquired by Fusion Capital Could Cause the Price of our Common Stock to Decline. In connection with entering into the common stock purchase agreement, we authorized the sale to Fusion Capital of up to 19,166,666 shares of our common stock. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the common stock purchase agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All of the 19,166,666 shares in the offering are expected to be freely tradable. It is anticipated that the shares registered will be sold over the next 19 months. Depending upon market liquidity at the time, a sale of shares under the offering at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 13,264,204 shares of common stock not issued at June 30, 2007. After it has acquired the shares, it may sell all, some or none of the shares. Therefore, sales to Fusion Capital by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) The following common shares were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

•
On April 2, 2007 we issued 73,385 shares of common stock to ASI Capital Corporation in consideration of a $15,000 financing fee on a secured working capital loan. No commissions were paid and a restrictive legend was placed on the shares issued.

•
On April 30, 2007 we issued 67,567 shares of common stock to Davric Corporation in consideration of a $15,000 monthly payment on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

•
On May 31, 2007 we issued 85,714 shares of common stock to Davric Corporation in consideration of a $15,000 monthly payment on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

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

e.DIGITAL CORPORATION

Date: August 14, 2007	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer (Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)