Form 10-Q
period 2007-09-30
E DIGITAL CORP
filed 2007-11-09
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007 a total of 247,785,447 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS
	September 30, 2007	March 31, 2007
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents	429,855	694,757
Accounts receivable, trade	918,036	37,029
Inventory	363,107	309,392
Deposits and prepaid expenses	51,949	50,999
Total current assets	1,762,947	1,092,177
Property and equipment, net of accumulated depreciation of
$480,671 and $472,063, respectively	29,455	36,206
Prepaid transaction costs	-	628,584
Total assets	1,792,402	1,756,967

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	1,221,215	687,132
Other accounts payable and accrued liabilities	236,168	131,107
Accrued employee benefits	161,861	149,528
Customer deposits	80,000	118,850
Deferred revenue	48,000	-
Dividends	518,775	464,025
Current maturity of convertible term note, less $31,204 and $34,000 of debt discount	239,701	138,902
Secured promissory note, less $6,500 and $-0- of note discount	643,500	750,000
Total current liabilities	3,149,220	2,439,544

Long-term convertible term note, less $17,498 and $31,983 of debt discount	609,445	748,082
Deferred revenue-long term	78,000	6,000
Total long-term liabilities	687,445	754,082
Total liabilities	3,836,665	3,193,626

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated: 91,000 issued and outstanding, each period. Liquidation preference
of $1,428,775 and $1,347,099, respectively	910,000	910,000
Common stock, $0.001 par value, authorized 300,000,000,
247,653,625 and 243,453,037 shares and outstanding, respectively	247,653	243,453
Additional paid-in capital	78,430,526	78,236,434
Dividends	(518,775)	(464,025)
Accumulated deficit	(81,113,667)	(80,362,521)
Total stockholders' deficit	(2,044,263)	(1,436,659)

Total liabilities and stockholders' deficit	1,792,402	1,756,967

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	September 30		September 30,
	2007	2006	2007	2006
Revenues:	$	$	$	$
Products	2,212,082	13,017	3,401,712	34,122
Services	207,699	-	322,703	-
	2,419,781	13,017	3,724,415	34,122

Cost of revenues:
Products	1,788,679	12,598	2,810,529	29,210
Services	33,704	-	70,373	-
	1,822,383	12,598	2,880,902	29,210
Gross profit	597,398	419	843,513	4,912

Operating expenses:
Selling and administrative	471,995	477,485	943,092	813,054
Research and related expenditures	215,935	401,640	496,247	754,249
Total operating expenses	687,930	879,125	1,439,339	1,567,303

Operating loss	(90,532)	(878,706)	(595,826)	(1,562,391)

Other income (expense):
Interest and other income	25,940	2,508	26,099	10,497
Interest expense	(62,996)	(498,555)	(131,668)	(945,965)
Other expense	(30,152)	(230,709)	(49,751)	(231,179)
Other expense	(67,208)	(726,756)	(155,320)	(1,166,647)

Loss and comprehensive loss for the period	(157,740)	(1,605,462)	(751,146)	(2,729,038)
Accrued dividends on preferred stock	(27,525)	(32,926)	(54,750)	(66,634)
Loss attributable to common stockholders	(185,265)	(1,638,388)	(805,896)	(2,795,672)
Loss per common share - basic and diluted	(0.00)	(0.01)	(0.00)	(0.01)
Weighted average common shares outstanding	246,361,041	205,997,409	245,391,392	203,379,113

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30
	2007	2006
OPERATING ACTIVITIES	$	$
Loss for the period	(751,146)	(2,729,038)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	8,608	27,812
Accrued interest and accretion of discount relating to promissory notes	15,000	56,250
Interest paid with common stock	52,162	-
Value assigned to inducement warrants	-	230,709
Amortization of interest from warrants and common stock
issued with promissory notes	-	784,378
Warranty provision	125,764	-
Stock-based compensation	72,172	104,968
Changes in assets and liabilities:
Accounts receivable, trade	(881,007)	2,414
Inventories	(53,715)	(46,565)
Prepaid expenses and other	(950)	(27,340)
Accounts payable	534,083	256,742
Other accounts payable and accrued liabilities	733	(61,372)
Customer deposits	(38,850)	76,185
Accrued employee benefits	12,333	3,289
Deferred revenue	120,000	-
Warranty reserve	(27,936)	-
Cash used in operating activities	(812,749)	(1,321,568)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,857)	-
Cash used in investing activities	(1,857)	-
FINANCING ACTIVITIES
Sale of common stock	640,000	-
Proceeds from exercise of stock options	9,704	-
Proceeds from exercise of warrants	-	903,638
Payment on secured promissory note	(100,000)	-
Payments on unsecured promissory notes	-	(9,580)
Cash provided by financing activities	549,704	894,058
Net decrease in cash and cash equivalents	(264,902)	(427,510)
Cash and cash equivalents, beginning of period	694,757	1,058,723
Cash and cash equivalents, end of period	429,855	631,213

Supplemental disclosures of cash flow information:
Cash paid for interest	64,506	105,337
Supplemental schedule of noncash investing and financing activities:
Deemed dividends on preferred stock	54,750	66,634
Common stock issued on conversion of preferred stock	-	143,305
Term note payments paid in common stock	90,000	-
Financing fee paid in common stock	15,000	-
Stock-based compensation expense	72,172	104,968
Value assigned to inducement warrants	-	230,709

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company that operates through a wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. The Company has innovated a proprietary secure digital video/audio technology platform ("DVAP") and markets the eVU™ mobile entertainment device for the travel and recreational industries. The Company also owns its Flash-R™ portfolio of patents related to the use of flash memory in portable devices and has commenced activities to license the portfolio.

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2007, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2007 filed on Form 10-K. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $81 million at September 30, 2007. At September 30, 2007, the Company had a working capital deficiency of $1,386,273. Substantial portions of the losses are attributable to marketing costs for new technology and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) executing a strategy to monetize the flash memory-related patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. The Company may have access to up to $7.36 million of additional funding pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”). The Company obtained $640,000 of equity proceeds pursuant to this agreement during the six months ended September 30, 2007. Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

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

3. LOSS PER SHARE
Stock options, warrants, convertible debt and convertible preferred stock exercisable into 37,301,163 shares of common stock were outstanding as at September 30, 2007. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss attributable to common stockholders was increased during the six months ended September 30, 2007 and 2006 by accrued dividends of $54,750 and $66,634, respectively.

4. INVENTORIES
Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	September 30,	March 31,
	2007	2007
	$	$
Raw materials	105,400	-
Finished goods	257,707	309,392
Ending balance	363,107	309,392

5. STOCK-BASED COMPENSATION COSTS
The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, we estimate forfeitures for share based awards that are not expected to vest. The Company recorded stock-based compensation in its consolidated statements of operations for the relevant periods as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	$	$	$	$
Cost of revenues	9,132	-	9,132	-
Research and development	1,124	13,943	15,067	38,947
Selling and administrative	27,063	34,588	47,973	66,021
Total stock-based compensation expense	37,319	48,531	72,172	104,968

As of September 30, 2007 total estimated compensation cost of options granted but not yet vested was approximately $128,000 and is expected to be recognized over the weighted average period of 1.2 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three- and six-month periods ended September 30, 2007 and 2006 (annualized percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Volatility	(1)	93%	77%	93%
Risk-free interest rate		5.1%	4.6%-5.2%	5.1%
Forfeiture rate		5.0%	5.0%	5.0%
Dividend yield		0.0%	0.0%	0.0%
Expected life in years		3	4	3
Weighted-average fair value of options granted		$0.08	$0.11	$0.08
(1) No options were granted during the period.

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is estimated based on historical experience. Additional expense will be recorded if the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

See Note 8 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability are as follows:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	$	$	$	$
Beginning balance	80,253	15,789	40,072	15,789
Warranty provision	80,871	-	125,764	-
Warranty deductions	(23,224)	-	(27,936)	-
Ending balance	137,900	15,789	137,900	15,789

7. NOTES

7.5% Convertible Subordinated Term Note
On December 12, 2006 the Company issued a 7.5% Convertible Subordinated Term Note in the principal amount of $970,752 due November 30, 2009 in exchange for prior notes. The note provides for monthly principal and interest installments of $15,000, increasing to $30,000 starting in December 2007 and $50,000 starting in December 2008 with maturity November 30, 2009. The Company may, subject to certain limitations, elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Installment note payments must be paid in cash if the computed average price is less than $0.10 per share. Subject to certain notice periods and other limitations, the balance of the note is convertible by the holder at $0.30 per common share and the Company may elect to call the note for mandatory conversion if the closing sale price of the Company’s common stock is at least $0.40 per share for ten consecutive trading days. The Company may also prepay the note in full or in minimum parts of $50,000 on ten-day notice. The note may be subordinate to certain future senior indebtedness.

18% Secured Promissory Note
In March 2007 the Company obtained $750,000 in short-term purchase order financing from a commercial lender pursuant to an 18% secured promissory note with interest payable monthly for any full or partial month the principal is outstanding subject to a security agreement providing a security interest in substantially all of the Company’s assets. The note was due on September 23, 2007 and effective September 28, 2007, along with a principal reduction of $100,000, the due date was amended and extended to December 23, 2007. The note contains no prepayment fee and provides customary late payment penalties and default provisions. On April 2, 2007 the Company paid a $15,000 finance charge by issuing 73,385 restricted shares of common stock with such finance charge being amortized over the original note term. On September 28, 2007 the Company became obligated for an additional $6,500 finance charge that was paid on October 9, 2007 by issuing 34,537 restricted shares of common stock.

8. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2007:

	Preferred stock		Common stock		Additional		Accumulated
	Shares	Amounts	Shares	Amounts	Paid-in Capital	Dividends	Deficit
Balance, March 31, 2007	91,000	$910,000	243,453,037	$243,453	$78,236,434	$(464,025)	$(80,362,521)
Accrued dividends on preferred stock	-	-	-	-	-	(54,750)	-
Stock options exercised for cash	-	-	65,088	65	9,639	-	-
Stock -based compensation	-	-	-	-	72,172	-	-
Shares issued for cash (1)	-	-	3,579,716	3,580	7,836	-	-
Shares issued for term debt payments	-	-	482,399	482	89,518	-	-
Shares issued for debt financing fee	-	-	73,385	73	14,927	-	-
Loss for the period	-	-	-	-	-	-	(751,146)
Balance, September 30, 2007	91,000	$910,000	247,653,625	$247,653	$78,430,526	$(518,775)	$(81,113,667)
(1) Sales of shares to Fusion at an average price of $0.179 per common share, net of prepaid transaction costs of $628,584.

Fusion Capital Equity Purchase Agreement
On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company has the right, subject to certain conditions and limitations, to sell to Fusion up to $8.0 million worth of additional common stock, at the Company’s election, over a two year period at prices determined based upon the market price of the Company’s common stock at the time of each sale, without any fixed discount to the market price as defined in the agreement. Common stock may be sold in $80,000 increments every fourth business day, with additional $100,000 increments available every third business day if the market price of the common stock is $0.10 or higher. This $100,000 increment may be further increased at graduated levels up to $1.0 million if the market price increases from $0.10 to $0.80. If the price of the stock is below $0.08 per share, no sales shall be made under the agreement. During the six months ended September 30, 2007, the Company sold 3,579,716 common shares to Fusion under the agreement for cash of $640,000. Assuming a purchase price of $0.184 per share (the closing sale price of the common stock on September 28, 2007) the maximum remaining under the common stock purchase agreement was an additional $2.1 million. Upon occurrence of certain events of default as defined, Fusion may terminate the stock purchase agreement. The Company does not believe a default event has occurred and no termination has been noticed by Fusion. The Company may terminate the agreement at any time.

Options
The Company has stock options outstanding under two stock option plans. The 1994 Stock Option Plan entitled certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and expired on August 18, 2004. At September 30, 2007 there were options outstanding on 3,007,500 common shares pursuant to the 1994 Plan.

The 2005 Equity-Based Compensation Plan was approved by the stockholders on August 5, 2005 and covers a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants. At September 30, 2007 there were options outstanding on 6,459,578 common shares pursuant to the 2005 Plan with options on 3,502,000 shares available for future grant under the 2005 Plan.
The Company has granted options outside the above plans as inducements to new employees and for the continued service of key employees. At September 30, 2007 there were options outstanding on 1,750,000 common shares from grants outside the stock option plans.

The following table summarizes stock option activity for the period:

		Weighted average	Weighted	Aggregate
	Shares	exercise price	average life	intrinsic value
	#	$	(years)	$
Outstanding March 31, 2007	11,034,666	0.17
Granted	850,000	0.18
Canceled/expired	(602,500)	0.51
Exercised	(65,088)	0.15
Outstanding September 30, 2007 (1)	11,217,078	0.16	2.4	393,009
Exercisable at September 30, 2007	8,269,655	0.16	2.2	301,797

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.44 and expire over the period from 2007 to 2011.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 28, 2007 of $0.184 and excludes the impact of options that were not in-the-money.

Cash received from the exercise of stock options was $9,704 and $-0- for the six-month periods ended September 30, 2007 and 2006, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the six-month periods due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Share warrants
There were no warrants issued, exercised, cancelled or that expired during the six months ended September 30, 2007. The Company has outstanding share warrants as of September 30, 2007, as follows (exercise prices subject to certain antidilution price protection):

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrant	2,846,000	0.08	November 30, 2007
Warrant	2,331,572	0.15	August 31, 2009
Total	5,177,572

9. PREFERRED STOCK
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum are payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The conversion price for each share of Series D Stock is $0.08 subject to certain adjustments if the Company issues shares at prices lower than $0.08. As of September 30, 2007 the 91,000 shares of the Series D Stock would have been convertible into 17,859,685 shares common stock. The Series D stock is subject to automatic conversion on December 31, 2007.

10. LITIGATION
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

The Company has answered the complaint. The case is currently in the discovery phase. In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor’s unjust enrichment, fraud, negligent misrepresentation, tortuous interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor’s claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor’s contract and damages claims remain in dispute, and the Court provided some interpretation of the contracts at issue in its ruling. digEcor subsequently amended its Complaint to assert an alternative breach of contract claim, and claims for federal, state and common law unfair competition, and sought an injunction prohibiting the Company “from engaging in any competition with digEcor until after 2013.”  In April 2007 digEcor filed a motion for summary judgment seeking enforcement of an alleged noncompete provision and an injunction prohibiting the Company from competing with digEcor. In October 2007 the Court denied, without prejudice, digEcor’s motion for partial summary judgment and a request for injunction. The foregoing and other findings of the Court may be subject to appeal by either party.

The Company believes it has substantive and multiple defenses and intends to vigorously challenge this matter. Due to the uncertainties inherent in any litigation, however, there can be no assurance whether the Company will or will not prevail in its defense against digEcor’s remaining claims. The Company is also unable to determine at this time the impact this complaint and matter may have on its financial position or results of operations. The Company has an accrual of $80,000 as an estimate of a deposit obligation related to the remaining general damage claim and the Company intends to seek restitution from Maycom for any damages it may incur but recovery from Maycom is not assured. Maycom is not involved in the design, tooling or production of the Company’s proprietary eVU mobile product. Moreover, the Company does not presently plan or expect to produce or sell digEplayer models to digEcor or other customers in the future.

In May 2007 the Company filed a second amended counterclaim in the United States District Court of Utah seeking a declaratory judgment confirming the status of prior agreements between the parties, alleging breach of e.Digital’s confidential information and trade secrets by digEcor, seeking an injunction against digEcor’s manufacture and sale of a portable product based on the Company’s technology, alleging breach of duty to negotiate regarding revenue sharing dollars the Company believes it has the right to receive and tortious interference by digEcor in the Company’s contracts with third parties. The Company intends to vigorously prosecute these counterclaims. There can be no assurance, however, that the Company will prevail on any of its counterclaims.

11. COMMITMENTS AND CONTINGENCIES

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

At September 30, 2007 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturers and component suppliers for approximately $1.6 million of future deliveries. Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $288,244 at September 30, 2007.

Royalties
In connection with a prior note financing, the Company is obligated to pay a royalty of $20.00 for each entertainment device sold through December 31, 2008. During the three and six months ended September 30, 2007 the Company incurred royalties of $18,780 and $47,980, respectively.

12. MAJOR CUSTOMERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three customer comprised 33%, 32% and 22% of revenue for the six months ended September 30, 2007. Sales to two customers comprised 76% and 16% of revenue for the six months ended September 30, 2006.

13. INCOME TAX
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

General

We are a holding company that operates through our wholly-owned California subsidiary of the same name and is incorporated under the laws of Delaware. We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) that can be applied to produce complex portable electronic products. In 2003 our DVAP was applied to an in-flight entertainment (“IFE”) device, the digEplayer™, for one customer. In February 2006 we introduced a new and improved DVAP device, the eVU™ mobile entertainment device targeted at the IFE and additional markets. We commenced eVU customer trials in the late 2006 and commercial shipments to customers in the third quarter of fiscal 2007.

We believe we are the leading producer of dedicated portable IFE products delivering over 14,000 units since 2003 for airline use. Our latest model, eVU, features sharp images on a 7” or 8” high resolution LCD screen, a 40 GB (gigabyte) to 200 GB of rugged and reliable storage, high audio fidelity, dual stereo headphone jacks, embedded credit card reader/processor, touch screen capabilities, a full feature graphical user interface, patent-pending hardware security technology, and up to 20 hours of high resolution video playback on a single battery charge. We also have the capability to add features and customize the product for target markets or select customers.

We also own an important portfolio of patents related to the use of flash memory in portable devices (our Flash-R™ portfolio) and we are actively engaged in a strategy to monetize our patent portfolio. We have an over 19 year record of innovation and significant investment in our intellectual property asset base which includes being the first company to employ and patent important aspects of the use of removable flash memory in portable recording devices. In June 2006 we engaged an intellectual property consultant to investigate, document and develop the portfolio and to liaison with outside legal counsel. In March 2007 we selected and engaged the international legal firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. We, and our advisors, have performed certain due diligence on our patents and we believe we have strong intellectual property rights that can be licensed. During the second quarter of fiscal 2008 we commenced enforcement action with respect to our patent portfolio. We expect to bring additional patent enforcement actions during this fiscal year.

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

Our revenue is derived from the sale of DVAP products and accessories to customers, warranty and technical support services and content fees and related services. We also are experienced and available to customize DVAP products for customers with special applications. We also expect that we can obtain revenue from our Flash-R patent portfolio.

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

Overall Performance and Trends
We have incurred significant operating losses and negative cash flow from operations in the current period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $81 million and a working capital deficit of $1,386,273 at September 30, 2007. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) monetizing the flash memory-related patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. We may have access to up to $7.36 million of additional funding pursuant to a common stock purchase agreement with Fusion Capital. We obtained $640,000 of these equity proceeds pursuant to this agreement during the first six months ended September 30, 2007. The availability of additional funding under the Fusion Capital agreement is subject to many conditions, some of which are predicated on events that are not within our control. There can be no assurance this capital resource will be available or be sufficient.

Although we have had limited resources and personnel to build our business, we are experiencing growing acceptance and success from our eVU product line. Last year our revenues were limited as we were transitioning from our prior product version to the new eVU that was introduced in the third quarter of last year. For the three months ended September 30, 2007 our revenues were $2,419,781 compared to only $13,017 during the comparable period of the prior year. Our revenues for the six months ended September 30, 2007 were $3,724,415 compared to $34,122 for the comparable prior period.

Sales to three customers accounted for 33%, 32% and 22% of our first six-month revenues and our results are dependent on the timing and quantity of eVU orders by a limited number of airline customers. We have not yet developed a sufficient customer base to provide a consistent order flow. The failure to obtain future eVU orders or delays of future orders could have a material impact on our operations. At of September 30, 2007 we had an order backlog of approximately $1.1 million for eVU units and accessories. We believe the majority of the backlog will ship to customers in the third and fourth quarters ending March 31, 2008. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues. We expect our quarterly results will vary significantly due to the timing and amount of order deliveries and recent quarterly revenue results should not be relied on as a trend for future quarters due to the early nature of our eVU market development and penetration.

Our current year to date gross profit of $843,513 along with reduced operating expenses and other non-cash expenses has resulted in a significant reduction in net loss compared to the prior year. Our net loss decreased to $751,146 for the first six months of the current year from $2.7 million for the comparable period of the prior year ended September 30, 2006. Our net loss for the three months ended September 30, 2007 was $157,740. Due to the uncertainty of revenues and variability in margins and costs there is significant uncertainty regarding this trend to lower quarterly losses. Management’s goal is to expand business with existing customers and develop new customers to increase revenues while improving product margins and controlling operating costs to achieve future profitability.

We recently commenced enforcement actions of our Flash-R™ patent portfolio. Our international legal firm Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. It is too early to evaluate the likelihood of success or timing of results of our enforcement actions.

Our monthly cash operating costs have been on average approximately $250,000 per month for the period ending September 30, 2007. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business. See Part II, Item 1A (Risk Factors) below.

Critical Accounting Policies
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, and intangible assets, taxes, impairment of long-lived assets, product warranty, stock-based compensation, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Additional information about our critical accounting policies and estimates is provided in our Form 10-K for March 31, 2007. As our revenues from both products and services related to our eVU product line have increased we have refined and expanded our critical accounting policy titled “Revenue Recognition” as follows:

Revenue recognition
The Company recognizes product revenue upon shipment of a product to the customer, FOB shipping point, or upon acceptance by the customer depending on the specific contract terms, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is more than perfunctory to the services or product that has not been delivered, revenue will be recognized evenly over the remaining term of the undelivered element.

The Company enters into arrangements that include multiple elements such as hardware and content and other services. Revenue from these arrangements is allocated based on the fair value of each element. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the Company’s revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until the Company can objectively determine the fair value of all remaining undelivered elements.

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

In June 2006 the Financial Standards Accounting Board, or FASB, issued Interpretation No. 48, or FIN 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. As a result of our adoption of FIN 48 on April 1, 2007, our critical accounting policy titled “Income Taxes” has been revised and restated as follows:

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse. The Company provides a full valuation reserve related to its substantial net deferred tax assets. In the future, if sufficient evidence of an ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce the valuation allowances, resulting in income tax benefits in the consolidated statement of operations. The Company evaluates the realizability of the deferred tax assets and assess the need for valuation allowance quarterly. The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

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

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three Months Ended September 30,
	2007		2006

		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	2,212,082	91.4%	13,017	100.0%	2,199,065
Service revenues	207,699	8.6%	-	0.0%	207,699
	2,419,781	100.0%	13,017	100.0%	2,406,764
Gross Profit:
Product gross profit	423,403	17.5%	419	3.2%	422,984
Service gross profit	173,995	7.2%	-	0.0%	173,995
	597,398	24.7%	419	3.2%	596,979
Operating Expenses:
Selling and administrative	471,995	19.5%	477,485		(5,490)	(1.1%)
Research and related	215,935	8.9%	401,640		(185,705)	(46.2%)
	687,930	28.4%	879,125		(191,195)	(21.7%)
Other expenses	(67,208)	(2.8%)	(726,756)		659,548	(90.8%)

Loss and comprehensive loss	(157,740)	(6.5%)	(1,605,462)		1,447,722	(90.2%)

Loss and Comprehensive Loss
We showed a net loss of $157,740 for the three months ended September 30, 2007, a decrease in loss of $1,447,722 from the net loss for the comparable period of the prior year. The improved financial results are the result of current year eVU product and service revenues resulting in positive product margins. We have also contained costs with operating expenses reduced by $191,195 from the comparable prior year period.

Revenues
Revenues increased to $2,419,781 in the second quarter of fiscal 2008 and were only $13,017 for the comparable prior period. In the prior year’s second quarter we were transitioning from an older product to our new eVU product that was introduced in the third quarter of fiscal 2007. Product revenues were $2,212,082 from selling eVU players and related equipment for use by airline customers. Service revenues for the second quarter were $207,699 compared to $-0- for the comparable period of the prior year. These revenues are from content and support services provided to airline customers. In the second quarter we deferred $120,000 of revenue from a multiple element arrangement related to the provision of future content services over the next thirty months.

Gross Profit
Gross profit for the second quarter of fiscal 2008 was $597,398 or 24.7% of revenues. The gross profit increase was due to the sale of eVU products in the current period whereas we had no new product for sale in the prior year.

Operating Expenses
Selling and administrative costs for the three months ended September 30, 2007, was $471,995 comparable to the $477,485 for the second quarter of fiscal 2007. While the overall expenditures were comparable, reduced legal costs were offset by increases in marketing expenses and personnel costs for new personnel to support increased revenues.

Research and related expenditures for the three months ended September 30, 2007 were $215,935, as compared to $401,640 for the three months ended September 30, 2006. The decrease resulted primarily to reassigning engineers and technicians to customer support and service roles during the most recent quarter. The prior year’s period also included approximately $60,000 of eVU development related costs.

Other Expenses
Net other expenses were $67,208 for the second quarter. Other income consisted of $20,000 from the sale of trademark rights and interest income of $5,940. Other expenses included interest of $62,996, of which $32,729 was non-cash interest from the amortization of debt discount, and $29,200 of financing royalties. Other expenses for the second quarter of fiscal 2007 were $726,756 and included $498,555 of interest expense ($416,700 for non-cash amortization of debt discount) and $230,709 of warrant inducement charges for the value of new warrants issued as an inducement to exercise warrants.

Six months ended September 30, 2007 compared to the six months ended September 30, 2006

	Six Months Ended September 30,
	2007		2006
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	3,401,712	91.3%	34,122	100.0%	3,367,590
Service revenues	322,703	8.7%	-	0.0%	322,703
	3,724,415	100.0%	34,122	100.0%	3,690,293
Gross Profit:
Product gross profit	591,183	15.9%	4,912	14.4%	586,271
Service gross profit	252,330	6.8%	-	0.0%	252,330
	843,513	22.6%	4,912	14.4%	838,601
Operating Expenses:
Selling and administrative	943,092	25.3%	813,054		130,038	16.0%
Research and related	496,247	13.3%	754,249		(258,002)	(34.2%)
	1,439,339	38.6%	1,567,303		(127,964)	(8.2%)
Other expenses	(155,320)	(4.2%)	(1,166,647)		1,011,327	(86.7%)

Loss and comprehensive loss	(751,146)	(20.2%)	(2,729,038)		1,977,892	(72.5%)

Loss and Comprehensive Loss
The net loss of $751,146 for the six months ended September 30, 2007 was a $1,977,892 decrease from the loss of $2,729,038 for the comparable period of the prior year. The improved financial results are the result of current year eVU product and service revenues resulting in positive product margins. We have also contained costs with operating expenses reduced by $127,964 from the comparable prior year period. Other expenses were $1,011,327 less due to decreased non-cash debt amortization resulting from prior year debt and decreased warrant inducement costs.

Revenues
Revenues increased to $3,724,415 for the first six months of fiscal 2008 compared to only $34,122 for the comparable prior period when we had no eVU product revenues. Product revenues were $3,401,712 from selling eVU players and related equipment for use by airline customers. Content and support service revenues for the six month period were $322,703 compared to $-0- for the comparable period of the prior year. We are reliant on a limited number of customers with three customers accounting for 33%, 32% and 22% of our first six-month revenues. Our revenues are dependent on the timing and quantity of eVU orders by a limited number of airline customers. We have not yet developed a sufficient customer base to provide a consistent order flow. The failure to obtain future eVU orders or delays of future orders could have a material impact on our operations and we expect our quarterly results will vary significantly due to the timing and amount of order deliveries.

Gross Profit
Gross profit for the first six months of fiscal 2008 was $843,513 or 22.6% of revenues. The gross profit increase was due to the sale of eVU products in the current period. The timing and amount of orders and the amount of customer support required can dramatically affect future gross margins and current results are not indicative of future quarters. Management’s goal is to improve gross margins over time from higher revenues, improved economies of scale and improvements in customer support activities.

Operating Expenses
Selling and administrative costs for the six months ended September 30, 2007, were $943,092 compared to the $813,054 for the first six months of fiscal 2007. We incurred increases in marketing expenses and sales commissions and personnel costs for new personnel to support increased revenues.

Research and related expenditures for the six months ended September 30, 2007 were $496,247, as compared to $754,249 for the six months ended September 30, 2006. The decrease resulted primarily to reassigning engineers and technicians to customer support and service roles during the current period. The prior year’s period also included approximately $97,000 of eVU development related costs.

Other Expenses
Net other expenses were $153,320 for the most recent six month period. Other income consisted of $20,000 from the sale of trademark rights and $6,099 of interest and foreign exchange income. Other expenses included interest of $131,668, of which $67,162 was non-cash interest from the amortization of debt discount, and $47,980 of financing royalties. Other expenses for the first six months of fiscal 2007 were $1,166,647 and included $945,965 of interest expense ($784,378 for non-cash amortization of debt discount) and $230,709 of warrant inducement charges for the value of new warrants issued as an inducement to exercise warrants.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders included the net loss for each period plus accrued dividends on convertible preferred stock of $27,525 and $54,750 for the three and six months ended September 30, 2007, respectively. We expect the preferred stock to be converted on or before December 31, 2007 ceasing dividend requirements and extinguishing the dividend liability that had accumulated to $518,775 at September 30, 2007.

Liquidity and Capital Resources
At September 30, 2007, we had a working capital deficit of $1.4 million compared to a working capital deficit of $1.3 million at March 31, 2007. At September 30, 2007, we had cash on hand of $429,855.

Operating Activities
Cash used in operating activities of $812,749 for the six months period ended September 30, 2007 included the $751,146 loss decreased by non-cash expenses of $273,706 and increased by a $881,007 increase in accounts receivable. Cash used in operating activities was reduced by an increase of $534,083 in accounts payable, an increase of $120,000 in deferred revenues and a decrease of $53,715 in inventories. We have negotiated terms with our contract suppliers reducing advance production payments required prior to product delivery. These payments are recorded as a prepaid until product has been built. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital.

Cash used in operating activities during the six months ended September 30, 2006 were $1,321,568. The $508,819 improvement resulted primarily from the reduced net loss. However, individual working capital components can change dramatically from quarter to quarter due to timing of sales and shipments and corresponding receivable, inventory and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities
The Company’s efforts are primarily on operations and currently has no significant investing capital needs. The Company purchased $1,857 of equipment during the first six months of fiscal 2008. We have no commitments requiring investment capital.

Financing Activities
For the six months ended September 30, 2007, cash provided by financing activities was $549,704. This included $640,000 from the sale of common stock to Fusion pursuant to our $8 million purchase agreement. We obtained $9,704 from the exercise of stock options. We reduced our unsecured note balance by $100,000 in September 2007. During the first six months of the prior year we obtained $903,638 from the exercise of warrants.

Debt Commitments
We currently have a secured note for $650,000 due on December 23, 2007 and unsecured convertible term debt with a principal amount of $897,848. We made $90,000 of term note principal and interest payments through the issuance of common shares during the first six months. Our plans are to make future principal and interest payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan.

Cash Requirements
Other than cash on hand, accounts receivable and the Fusion Capital financing commitment, we have no material unused sources of liquidity at this time. Based on our cash position at September 30, 2007 assuming (a) continuation of existing business, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.2 million of additional capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from increased product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need equity or debt financing in the next twelve months for working capital and we may need equity or debt financing for payment of existing debt obligations and other obligations.

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

Commitments
As of September 30, 2007, our contractual obligations and commercial commitments are summarized below:
Cash Contractual Obligations by Period	Total	Less than 1 year	1 - 2 years	2 - 3 years	Over 3 years
18% Secured Promissory Note and interest	$679,250	$679,250	$-	$-	$-
7.5% Convertible Term Note	988,165	330,000	560,000	98,165	-
Purchase commitments (1)	1,564,000	1,564,000	-	-	-
Operating Lease (2)	288,244	72,118	74,278	76,508	65,340
Total cash obligations	$3,519,659	$2,645,368	$634,278	$174,673	$65,340

(1)	Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.
(2)	Office lease agreement.

Our legal firm Duane Morris is handling Patent Enforcement Matters and certain related appeals on our Flash-R™ patent portfolio on a contingent fee basis. Duane Morris also has agreed to advance certain costs and expenses including travel expenses, court costs and expert fees. We have agreed to pay Duane Morris a fee equal to 40% of any license or litigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 50% of recovery if appeal is necessary.

In the event we are acquired or sold or elect to sell the covered patents or upon certain other corporate events or in the event we terminate the agreement for any reason, then Duane Morris shall be entitled to collect accrued costs and a fee equal to three times overall time and expenses accrued in connection with the agreement and a fee of 15% of a good faith estimate of the overall value of the covered patents. Duane Morris has a lien and a security interest in the covered patents to secure its obligations under the agreement.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks.

Our exposure to market risk for changes in interest rates relates primarily to, our investment in cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At September 30, 2007, the market value of these investments, which were all classified as cash and cash equivalents and debt approximated cost.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after December 15, 2007. Although we are working to comply with these requirements, we have only twenty-one employees and these employees work at one location. The small number of employees is expected to make compliance with Section 404 - especially with segregation of duty control requirements - very difficult and cost ineffective, if not impossible. Our auditors have previously advised us regarding a material weakness in internal control regarding segregation of duties and if not corrected or mediated in the future may result in management and our auditors being unable to make an unqualified assessment regarding the effectiveness of our internal controls over financial reporting. The Securities and Exchange Commission and the Public Company Accounting Oversight Board (PCAOB) have issued new supplementary regulations for public registrants and their auditors intending to ease the burden of Section 404 requirements for small entities like us. We are currently evaluating these new pronouncements and the effect they will have on our compliance with Section 404.

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

We have answered the complaint and are pursuing certain counterclaims. The case is currently in the discovery phase. In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor’s unjust enrichment, fraud, negligent misrepresentation, tortious interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor’s claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor’s contract and damages claims remain in dispute, and the Court provided some interpretation of the contracts at issue in its ruling. The foregoing and other findings of the Court may be subject to appeal by either party. digEcor has since amended its Complaint to assert an alternative breach of contract claim, and claims for federal, state and common law unfair competition, and digEcor seeks an injunction prohibiting e.Digital “from engaging in any competition with digEcor until after 2013.” In April 2007 digEcor filed a motion for summary judgment seeking enforcement of an alleged noncompete provision and an injunction prohibiting e.Digital from competing with digEcor. In October 2007 the Court denied, without prejudice, digEcor’s motion for partial summary judgment and a request for injunction. The foregoing and other findings of the Court may be subject to appeal by either party.

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

In May 2007 we filed a second amended counterclaim in the United States District Court of Utah seeking a declaratory judgment confirming the status of prior agreements between the parties, alleging breach of our confidential information and trade secrets by digEcor, seeking an injunction against digEcor’s manufacture and sale of a portable product based on our company’s technology, alleging breach of duty to negotiate regarding revenue sharing dollars our company believes it has the right to receive and tortious interference by digEcor in our contracts with third parties. We intend to vigorously prosecute these counterclaims. There can be no assurance, however, that we will prevail on any of our counterclaims.

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

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K for March 31, 2007, except as follows:

▪	We updated our risk factors for financial information through the first quarter of fiscal 2008 ended September 30, 2007.
▪	We segregated the risk factor related to customer litigation that was previously combined with reliance on customers.
▪
We are actively pursuing our business strategy of monetizing our Flash-R™ patent portfolio. As we commenced enforcement and intend to aggressively pursue additional patent enforcement actions during fiscal 2008, we have added a separate section of risk factors related to this business strategy.

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the period ended and September 30, 2007 we had an accumulated deficit of $81 million. We had losses of approximately $3.1 million, $3.1 million and $2.4 million in fiscal years 2007, 2006 and 2005, respectively and $751,146 for the six months ended September 30, 2007. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. We have suffered recurring losses from operations using substantial cash and current revenues and margins are insufficient to cover operating costs. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal year 2008 to date, during fiscal 2007 and in prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

We Need to Obtain Additional Financing to Continue Operating our Business. We had an operating cash flow deficit of $812,749 for the first six months of fiscal 2008 and $2.5 million for the year ended March 31, 2007. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

•	Finance working capital requirements
•	Pay for increased operating expenses or shortfalls in anticipated revenues
•	Fund research and development costs
•	Develop new technology, products or services
•	Respond to competitive pressures
•	Support strategic and industry relationships
•	Fund the production and marketing of our products and services
•	Meet our debt obligations as they become due

We cannot guarantee that the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) will be sufficient or available to fund our ongoing operations. We only have the right to receive $80,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $0.10, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.08. We registered 19,166,666 shares for sale by Fusion Capital from time to time. We sold 4,166,666 shares to Fusion Capital in January 2007 for proceeds of $500,000 and an additional 3,579,716 shares through September 30, 2007 for additional proceeds of $640,000. Accordingly, the selling price of the common stock that may be sold to Fusion in the balance of fiscal 2008 and to the term of the common stock purchase agreement will have to average at least $0.64 per share for us to receive the maximum remaining proceeds of $7.36 million. Assuming a purchase price of $0.184 per share (the closing sale price of the common stock on September 28, 2007) and the purchase by Fusion of the remaining shares under the common stock purchase agreement at that date, proceeds to us would only be an additional $2.1 million.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. Three customers accounted for 87% of our revenues for the six months ended September 30, 2007 and two customers accounted for 92% of revenues in the year ended March 31, 2007. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

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

Risks Related to Trading in Our Common Stock

The Sale of our Common Stock to Fusion Capital May Cause Dilution and the Sale of the Shares of Common Stock Acquired by Fusion Capital Could Cause the Price of our Common Stock to Decline. In connection with entering into the common stock purchase agreement, we authorized the sale to Fusion Capital of up to 19,166,666 shares of our common stock. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the common stock purchase agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All of the 19,166,666 shares in the offering are expected to be freely tradable. It is anticipated that the shares registered will be sold over the next 16 months. Depending upon market liquidity at the time, a sale of shares under the offering at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 11,420,284 shares of common stock not issued at September 30, 2007. After it has acquired the shares, it may sell all, some or none of the shares. Therefore, sales to Fusion Capital by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

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
▪
On July 2, 2007 we issued 81,967 shares of common stock to Davric Corporation in consideration of a $15,000 monthly payment for June on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

▪
On August 1, 2007 we issued 86,705 shares of common stock to Davric Corporation in consideration of a $15,000 monthly payment for July on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

▪
On September 4, 2007 we issued 79,365 shares of common stock to Davric Corporation in consideration of a $15,000 monthly payment for August on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

▪
On September 28, 2007 we issued 81,081 shares of common stock to Davric Corporation in consideration of a $15,000 monthly payment for September on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

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

e.DIGITAL CORPORATION

Date: November 8, 2007	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer
(Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)