Form 10-Q
period 2007-12-31
E DIGITAL CORP
filed 2008-02-14
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 8, 2008 a total of 270,644,410 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	$	$
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	278,968	694,757
Accounts receivable, trade	168,829	37,029
Inventory	257,669	309,392
Deposits and prepaid expenses	41,243	50,999
Total current assets	746,709	1,092,177
Property and equipment, net of accumulated depreciation of
$484,679 and $472,063, respectively	30,757	36,206
Prepaid transaction costs	-	628,584
Total assets	777,466	1,756,967

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	521,295	687,132
Other accounts payable and accrued liabilities	186,559	131,107
Accrued employee benefits	199,090	149,528
Customer deposits	80,000	118,850
Deferred revenue	48,000	-
Dividends	-	464,025
Current maturity of convertible term note, less $28,901 and $34,000 of debt discount	327,398	138,902
Secured promissory note, less $8,607 and $-0- of note discount	441,393	750,000
Total current liabilities	1,803,735	2,439,544

Long-term convertible term note, less $11,240 and $31,983 of debt discount	516,967	748,082
Deferred revenue-long term	70,000	6,000
Total long-term liabilities	586,967	754,082
Total liabilities	2,390,702	3,193,626

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated: -0- and 91,000 issued and outstanding, respectively. Liquidation preference
of $-0- and $1,347,099, respectively	-	910,000
Common stock, $0.001 par value, authorized 300,000,000,
268,770,758 and 243,453,037 shares and outstanding, respectively	268,771	243,453
Additional paid-in capital	79,629,031	78,236,434
Dividends	-	(464,025)
Accumulated deficit	(81,511,038)	(80,362,521)
Total stockholders' deficit	(1,613,236)	(1,436,659)

Total liabilities and stockholders' deficit	777,466	1,756,967

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:	$	$	$	$
Products	1,068,885	1,302,312	4,470,597	1,336,434
Services	184,362	-	507,065	-
	1,253,247	1,302,312	4,977,662	1,336,434

Cost of revenues:
Products	810,929	362,768	3,621,458	391,978
Services	45,967	-	116,340	-
	856,896	362,768	3,737,798	391,978
Gross profit	396,351	939,544	1,239,864	944,456

Operating expenses:
Selling and administrative	484,252	366,559	1,427,344	1,179,613
Research and related expenditures	243,345	346,982	739,592	1,101,231
Total operating expenses	727,597	713,541	2,166,936	2,280,844

Operating income (loss)	(331,246)	226,003	(927,072)	(1,336,388)

Other income (expense):
Interest and other income	11,679	1,431	37,778	11,928
Interest expense	(56,115)	(373,170)	(187,783)	(1,319,135)
Other expense	(21,689)	(10,697)	(71,440)	(241,876)
Other expense	(66,125)	(382,436)	(221,445)	(1,549,083)

Loss and comprehensive loss for the period	(397,371)	(156,433)	(1,148,517)	(2,885,471)
Accrued dividends on preferred stock	(27,225)	(29,313)	(81,975)	(95,937)
Loss attributable to common stockholders	(424,596)	(185,746)	(1,230,492)	(2,981,408)
Loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average common shares outstanding	249,097,860	220,870,444	246,631,374	209,257,848

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended
	December 31,
	2007	2006
OPERATING ACTIVITIES	$	$
Loss for the period	(1,148,517)	(2,885,471)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	12,616	40,260
Accrued interest and accretion of discount relating to promissory notes	21,893	72,198
Interest paid with common stock	77,381	-
Value assigned to inducement warrants	-	230,709
Amortization of interest from warrants and common stock
issued with promissory notes	-	1,105,876
Warranty provision	185,602	-
Stock-based compensation	129,209	163,227
Changes in assets and liabilities:
Accounts receivable, trade	(131,800)	2,670
Inventories	51,723	(145,452)
Prepaid expenses and other	9,756	(50,029)
Accounts payable	(165,837)	499,396
Other accounts payable and accrued liabilities	(57,246)	(43,029)
Customer deposits	(38,850)	(710,976)
Accrued employee benefits	49,562	59,195
Deferred revenue	112,000	-
Warranty reserve	(81,904)	-
Cash used in operating activities	(974,412)	(1,661,426)
INVESTING ACTIVITIES
Purchase of property and equipment	(7,167)	-
Cash used in investing activities	(7,167)	-
FINANCING ACTIVITIES
Sale of common stock	640,000	-
Proceeds from exercise of stock options	11,310	-
Proceeds from exercise of warrants	214,480	919,639
Payment on secured promissory note	(300,000)	-
Payments on unsecured promissory notes	-	(12,337)
Cash provided by financing activities	565,790	907,302
Net decrease in cash and cash equivalents	(415,789)	(754,124)
Cash and cash equivalents, beginning of period	694,757	1,058,723
Cash and cash equivalents, end of period	278,968	304,599

Supplemental disclosures of cash flow information:
Cash paid for interest	88,509	105,337
Supplemental schedule of noncash investing and financing activities:
Deemed dividends on preferred stock	81,975	95,937
Common stock issued on conversion of preferred stock	1,456,000	361,154
Term note payments paid in common stock	120,000	-
Financing fee paid in common stock	21,500	-
Stock-based compensation expense	129,209	163,227
Value assigned to inducement warrants	-	230,709
Unsecured notes exchanged for convertible term note	-	970,752
Common stock issued on note exchange	-	77,500

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

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2007, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2007 filed on Form 10-K. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $81.5 million at December 31, 2007. At December 31, 2007, the Company had a working capital deficiency of $1,057,026. Substantial portions of the losses are attributable to marketing costs for new products and substantial expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) executing a strategy to monetize the Flash-R patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. The Company obtained $640,000 of equity proceeds pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”) during the nine months ended December 31, 2007. The Company may have access to up to $1.38 million of additional funding pursuant to this agreement (or a maximum of $7.36 million at higher stock prices). Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for fiscal year 2009, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on its future financial statements.

In December 2007, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after April 1, 2009 for the Company). Early application is not permitted. The Company has not yet determined the impact, if any, SFAS No. 141R will have on its consolidated financial statements.

3. LOSS PER SHARE

Stock options, warrants and convertible debt exercisable into 16,440,928 shares of common stock were outstanding as at December 31, 2007. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss attributable to common stockholders was increased during the nine months ended December 31, 2007 and 2006 by accrued dividends of $81,975 and $95,937, respectively.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.

Inventories consisted of the following:
	December 31,	March 31,
	2007	2007
	$	$
	(unaudited)
Raw materials	46,592	-
Work in process	1,732	-
Finished goods	209,345	309,392
Ending balance	257,669	309,392

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	$	$	$	$
	(unaudited)		(unaudited)
Cost of revenues	4,310	-	13,442	-
Research and development	15,282	13,943	30,349	52,890
Selling and administrative	37,445	44,316	85,418	110,337
Total stock-based compensation expense	57,037	58,259	129,209	163,227

As of December 31, 2007 total estimated compensation cost of options granted but not yet vested was approximately $89,000 and is expected to be recognized over the weighted average period of 1.1 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the nine-month periods ended December 31, 2007 and 2006 (annualized percentages):

	Nine Months Ended
	December 31,
	2007	2006
Volatility	78%	82%-91%
Risk-free interest rate	4.1%-5.0%	4.4%-4.7%
Forfeiture rate	5.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	3	4-5
Weighted-average fair value of options granted	$0.10	$0.09

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110 to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

See Note 8 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability are as follows:
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	$	$	$	$
	(unaudited)		(unaudited)
Beginning balance	137,900	15,789	40,072	15,789
Warranty provision	52,638	-	185,602	-
Warranty deductions	(46,768)	-	(81,904)	-
Ending balance	143,770	15,789	143,770	15,789

7. NOTES

7.5% Convertible Subordinated Term Note

On December 12, 2006 the Company issued a 7.5% Convertible Subordinated Term Note in the principal amount of $970,752 due November 30, 2009 in exchange for prior notes. The note provides for monthly principal and interest installments of $15,000, increased to $30,000 in December 2007 and increasing to $50,000 starting in December 2008 with maturity November 30, 2009. The Company may, subject to certain limitations, elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Installment note payments must be paid in cash if the computed average price is less than $0.10 per share. Subject to certain notice periods and other limitations, the balance of the note is convertible by the holder at $0.30 per common share and the Company may elect to call the note for mandatory conversion if the closing sale price of the Company’s common stock is at least $0.40 per share for ten consecutive trading days. The Company may also prepay the note in full or in minimum parts of $50,000 on ten-day notice. The note may be subordinate to certain future senior indebtedness.

18% Secured Promissory Note

In March 2007 the Company obtained $750,000 in short-term purchase order financing from a commercial lender pursuant to an 18% secured promissory note with interest payable monthly for any full or partial month the principal is outstanding subject to a security agreement providing a security interest in substantially all of the Company’s assets. The Company has made principal reductions of $300,000. Effective with the latest amendment dated December 23, 2007, the remaining $450,000 balance of the note was extended to June 23, 2008. The note, as amended and restated, contains no prepayment fee and provides customary late payment penalties and default provisions. On April 2, 2007 the Company paid a $15,000 finance charge by issuing 73,385 restricted shares of common stock with such finance charge being amortized over the original note term. On October 9, 2007 the Company paid an additional $6,500 finance charge by issuing 34,537 restricted shares of common stock. On December 23, 2007 the Company became obligated for an additional $9,000 finance charge that was paid on January 18, 2008 by issuing 69,659 restricted shares of common stock.

8. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2007:

	Preferred stock		Common stock		Additional Paid-in		Accumulated
	Shares	Amounts	Shares	Amounts	Capital	Dividends	Deficit
Balance, March 31, 2007	91,000	$910,000	243,453,037	$243,453	$78,236,434	$(464,025)	$(80,362,521)
Accrued dividends on preferred stock	-	-	-	-	-	(81,975)	-
Conversion of Series D preferred stock	(91,000)	(910,000)	18,200,000	18,200	891,800	546,000
Stock options exercised for cash	-	-	76,166	76	11,234	-	-
Warrants exercised for cash	-	-	2,681,000	2,681	211,779	-	-
Stock -based compensation	-	-	-	-	129,209	-	-
Shares issued for cash (1)	-	-	3,579,716	3,580	7,836	-	-
Shares issued for term debt payments	-	-	672,917	673	119,327	-	-
Shares issued for debt financing fees	-	-	107,922	108	21,392	-	-
Loss for the period	-	-	-	-	-	-	(1,148,517)
Balance, December 31, 2007	-	$-	268,770,758	$268,771	$79,629,031	$-	$(81,511,038)

(1) Sales of shares to Fusion at an average price of $0.179 per common share, net of prepaid transaction costs of $628,584.

Fusion Capital Equity Purchase Agreement

On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company has the right, subject to certain conditions and limitations, to sell to Fusion up to $8.0 million worth of additional common stock, at the Company’s election, over a two year period at prices determined based upon the market price of the Company’s common stock at the time of each sale, without any fixed discount to the market price as defined in the agreement. Common stock may be sold in $80,000 increments every fourth business day, with additional $100,000 increments available every third business day if the market price of the common stock is $0.10 or higher. This $100,000 increment may be further increased at graduated levels up to $1.0 million if the market price increases from $0.10 to $0.80. If the price of the stock is below $0.08 per share, no sales shall be made under the agreement. During the nine months ended December 31, 2007, the Company sold 3,579,716 common shares to Fusion under the agreement for cash of $640,000. Assuming a purchase price of $0.121 per share (the closing sale price of the common stock on December 31, 2007) the maximum remaining under the common stock purchase agreement was an additional $1.38 million. Upon occurrence of certain events of default as defined, Fusion may terminate the stock purchase agreement. The Company does not believe a default event has occurred and no termination has been noticed by Fusion. The Company may terminate the agreement at any time.

Subsequent to December 31, 2007 the Company sold 1,327,803 common shares to Fusion under the agreement for cash of $160,000.

Options

The following table summarizes stock option activity for the period:

	Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value
	#	$	(years)	$
Outstanding March 31, 2007	11,034,666	0.17
Granted	880,000	0.18
Canceled/expired	(677,500)	0.50
Exercised	(76,166)	0.15
Outstanding December 31, 2007 (1)	11,161,000	0.16	2.1	46,500
Exercisable at December 31, 2007	8,308,077	0.16	2.0	46,500

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.44 and expire over the period from 2007 to 2011.

(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2007 of $0.121 and excludes the impact of options that were not in-the-money.

Cash received from the exercise of stock options was $11,310 and $-0- for the nine-month periods ended December 31, 2007 and 2006, respectively. The Company did not realize any actual tax benefit from the tax deductions for stock option exercises during the nine-month periods due to the full valuation allowance on the Company’s U.S. deferred tax assets.

Share warrants

The following table summarizes information on warrant activity during the nine months ended December 31, 2007:

		Weighted average
	Shares	exercise price
	#	$
Outstanding March 31, 2007	5,177,572	0.11
Granted	-	-
Canceled/expired	(165,000)	0.08
Exercised	(2,681,000)	0.08
Outstanding December 31, 2007	2,331,572	0.15

The Company has outstanding share warrants as of December 31, 2007, as follows (exercise prices subject to certain antidilution price protection):

Number of Exercise Price
Description	Number of Common Shares	Exercise Price Per Share $	Expiration Date
Warrants	2,331,572	0.15	August 31, 2009

9. PREFERRED STOCK

On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum were payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The remaining 91,000 shares of Series D Stock and accumulated dividends was subject to and automatically converted to 18,200,000 shares of common stock at $0.08 per share on December 31, 2007. At December 31, 2007 the Company had no shares of preferred stock outstanding.

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

At December 31, 2007 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturers and component suppliers for approximately $946,000 of future deliveries. Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Facility Lease

In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $270,304 at December 31, 2007.

Royalties

In connection with a prior note financing, the Company is obligated to pay a royalty of $20.00 for each entertainment device sold through December 31, 2008. During the three and nine months ended December 31, 2007 the Company incurred royalties of $21,640 and $69,620, respectively.

12. MAJOR CUSTOMERS

The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three customer comprised 37%, 26% and 20% of revenue for the nine months ended December 31, 2007. Sales to two customers comprised 53% and 46% of revenue for the nine months ended December 31, 2006.

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

We believe we are the leading producer of dedicated portable IFE products delivering over 13,000 units since 2003 for airline use. Our latest model, eVU, features sharp images on a 7” or 8” high resolution LCD screen, a 40 GB (gigabyte) to 200 GB of rugged and reliable storage, high audio fidelity, dual stereo headphone jacks, a full feature graphical user interface, patent-pending hardware security technology, and up to 20 hours of high resolution video playback on a single battery charge. We also have the capability to include features such as an embedded credit card reader/processor, touch screen capabilities and we can further customize the product for target markets or select customers.

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

Overall Performance and Trends

We have incurred significant operating losses and negative cash flow from operations in the current period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $81.5 million and a working capital deficit of $1,057,026 at December 31, 2007. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) monetizing the Flash-R patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. We obtained $640,000 of equity proceeds pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”) during the nine months ended December 31, 2007. We may have access to up to $1.38 million of additional funding pursuant to this agreement (or a maximum of $7.36 million at higher stock prices). Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within our control. The availability of additional funding under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within our control. There can be no assurance this capital resource will be available or be sufficient.

Although we have had limited resources and personnel to build our business, we are experiencing growing acceptance and success from our eVU product line. Last year we were transitioning from our prior product version to the new eVU product that was introduced in the third quarter. Our revenues for the nine months ended December 31, 2007 were $4,977,662 compared to $1,336,434 for the comparable prior period reflecting acceptance of the eVU product by customers.

Sales to three customers accounted for 37%, 26% and 20% of our first nine-month revenues and our results are dependent on the timing and quantity of eVU orders by a limited number of airline customers. We have not yet developed a sufficient customer base to provide a consistent order flow. The failure to obtain future eVU orders or delays of future orders could have a material impact on our operations. We expect our quarterly results will vary significantly due to the timing and amount of order deliveries and recent quarterly revenue results should not be relied on as a trend for future quarters due to the early nature of our eVU market development and penetration.

Our current year to date gross profit of $1,239,864 along with reduced operating expenses and other non-cash expenses has resulted in a significant reduction in net loss compared to the prior year. Our net loss decreased to $1,148,517 for the first nine months of the current year from $2,885,471 for the comparable period of the prior year ended December 31, 2006. Due to the uncertainty of revenues and variability in margins and costs there is significant uncertainty regarding this trend to lower losses in the current year compared to the prior year. Management’s goal is to expand business with existing customers and develop new customers to increase revenues while improving product margins and controlling operating costs to achieve future profitability.

We recently commenced enforcement actions of our Flash-R™ patent portfolio. Our international legal firm Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. It is too early to evaluate the likelihood of success or timing of results of our enforcement actions.

Our monthly cash operating costs have been on average approximately $225,000 per month for the period ending December 31, 2007. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business. See Part II, Item 1A (Risk Factors) below.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, estimates are evaluated, including those related to revenue recognition, allowance for doubtful accounts, and intangible assets, taxes, impairment of long-lived assets, product warranty, stock-based compensation, and contingencies and litigation. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Additional information about our critical accounting policies and estimates is provided in our Form 10-K for March 31, 2007. As our revenues from both products and services related to our eVU product line have increased we refined and expanded our critical accounting policy titled “Revenue Recognition” as follows:

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

Results of Operations

Three months ended December 31, 2007 compared to the three months ended December 31, 2006
	Three Months Ended December 31,
	2007		2006
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	1,068,885	85.3%	1,302,312	100.0%	(233,427)
Service revenues	184,362	14.7%	-	0.0%	184,362
	1,253,247	100.0%	1,302,312	100.0%	(49,065)
Gross Profit:
Product gross profit	257,956	20.6%	939,544	72.1%	(681,588)
Service gross profit	138,395	11.0%	-	0.0%	138,395
	396,351	31.6%	939,544	72.1%	(543,193)
Operating Expenses:
Selling and administrative	484,252	38.6%	366,559		117,693	32.1%
Research and related	243,345	19.4%	346,982		(103,637)	(29.9%)
	727,597	58.1%	713,541		14,056	2.0%
Other expenses	(66,125)	(5.3%)	(382,436)		316,311	(82.7%)

Loss and comprehensive loss	(397,371)	(31.7%)	(156,433)		(240,938)	154.0%

Loss and Comprehensive Loss

We showed a net loss of $397,371 for the three months ended December 31, 2007 compared to a loss of $156,433 for the comparable period of the prior year. The prior year results included the recognition of $713,750 of older digEplayer revenue where the product costs of $613,750 had been previously recorded as an impairment expense in the previous year (fiscal 2006).

Revenues

Revenues of $1,253,247 in the third quarter of fiscal 2008 compared to $1,302,312 for the comparable prior period (which included recognition of $713,750 from one final delayed digEplayer order). During the prior year’s third quarter we introduced our new eVU product. Product revenues in the most recent quarter were $1,068,885 from selling eVU players and related equipment for use by airline customers. Service revenues for the third quarter were $184,362. These revenues are from content and support services provided to airline customers.

Gross Profit

Gross profit for the third quarter of fiscal 2008 was $396,351 or 31.6% of revenues. The gross profit for the prior year’s third quarter was 72.1% including the $613,750 impairment reversal benefit described above or 25% on an adjusted comparable basis.

Operating Expenses

Selling and administrative costs for the three months ended December 31, 2007, was $484,252 compared to $366,559 for the third quarter of fiscal 2007. The increase was due to patent research and consulting costs and increased personnel costs to support increased overall revenues.

Research and related expenditures for the three months ended December 31, 2007 were $243,345, as compared to $346,982 for the three months ended December 31, 2006. The decrease resulted primarily to reassigning engineers and technicians to customer support and service roles during the most recent quarter.

Other Expenses

Net other expenses were $66,125 for the third quarter. Other income of $11,679 consisted primarily of foreign exchange gains. Other expenses included interest of $56,115, of which $32,112 was non-cash interest from the amortization of debt discount, and $21,640 of financing royalties. Other expenses for the third quarter of prior fiscal 2007 were $382,436 and included $373,170 of interest expense ($321,497 for non-cash amortization of debt discount).

Nine months ended December 31, 2007 compared to the nine months ended December 31, 2006

	Nine Months Ended December 31,
	2007		2006
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	4,470,597	89.8%	1,336,434	100.0%	3,134,163
Service revenues	507,065	10.2%	-	0.0%	507,065
	4,977,662	100.0%	1,336,434	100.0%	3,641,228
Gross Profit:
Product gross profit	849,139	17.1%	944,456	70.7%	(95,317)
Service gross profit	390,725	7.8%	-	0.0%	390,725
	1,239,864	24.9%	944,456	70.7%	295,408
Operating Expenses:
Selling and administrative	1,427,344	28.7%	1,179,613		247,731	21.0%
Research and related	739,592	14.9%	1,101,231		(361,639)	(32.8%)
	2,166,936	43.5%	2,280,844		(113,908)	(5.0%)
Other expenses	(221,445)	(4.4%)	(1,549,083)		1,327,638	(85.7%)

Loss and comprehensive loss	(1,148,517)	(23.1%)	(2,885,471)		1,736,954	(60.2%)

Loss and Comprehensive Loss

The net loss of $1,148,517 for the nine months ended December 31, 2007 was a $1,736,954 decrease from the loss of $2,885,471 for the comparable period of the prior year. The improved financial results are the result of current year eVU product and service revenues and related product margins. We have also contained costs with operating expenses reduced from the comparable prior year period while supporting increased revenues. Other expenses were $1,327,638 less due to decreased non-cash debt amortization resulting from prior year debt and decreased warrant inducement costs.

Revenues

Revenues increased to $4,977,662 for the first nine months of fiscal 2008 compared to $1,336,434 for the comparable prior period. Product revenues were $4,470,597 from selling eVU players and related equipment for use by airline customers. Content and support service revenues for the nine-month period were $507,065. We are reliant on a limited number of customers with three customers accounting for 37%, 26% and 20% of our first nine-month revenues. Our revenues are dependent on the timing and quantity of eVU orders by a limited number of airline customers. We have not yet developed a sufficient customer base to provide a consistent order flow. The failure to obtain future eVU orders or delays of future orders could have a material impact on our operations and we expect our quarterly results will vary significantly due to the timing and amount of order deliveries.

Gross Profit

Gross profit for the first nine months of fiscal 2008 was $1,239,864 or 24.9% of revenues. The gross profit for the prior year’s third quarter was 70.7% including the $613,750 impairment reversal benefit described above or 25% on an adjusted comparable basis. The timing and amount of orders and the amount of customer support required can dramatically affect future gross margins and current results are not indicative of future quarters. Management’s goal is to improve gross margins over time from higher revenues, improved economies of scale and improvements in customer support activities.

Operating Expenses

Selling and administrative costs for the nine months ended December 31, 2007, were $1,427,344 compared to the $1,179,613 for the first nine months of fiscal 2007. We incurred increases in patent research and consulting costs, marketing expenses and sales commissions and personnel costs for new personnel to support increased revenues.

Research and related expenditures for the nine months ended December 31, 2007 were $739,592, as compared to $1,101,231 for the nine months ended December 31, 2006. The decrease resulted primarily to reassigning engineers and technicians to customer support and service roles during the current period. The prior year’s period also included approximately $97,000 of eVU development related costs.

Other Expenses

Net other expenses were $221,445 for the most recent nine month period. Other income consisted of $20,000 from the sale of trademark rights and $17,778 of interest and foreign exchange income. Other expenses included interest of $187,783, of which $99,274 was non-cash interest from the amortization of debt discount, and $69,620 of financing royalties. Other expenses for the first nine months of prior fiscal 2007 were $1,549,083 and included $1,319,135 of interest expense ($1,105,876 for non-cash amortization of debt discount) and $230,709 of warrant inducement charges for the value of new warrants issued as an inducement to exercise warrants.

Loss Attributable to Common Stockholders

The loss attributable to common stockholders included the net loss for each period plus accrued dividends on convertible preferred stock of $27,225 and $81,975 for the three and nine months ended December 31, 2007, respectively. The preferred stock and related accumulated dividends was converted on December 31, 2007 ceasing future dividend requirements and extinguishing the accumulated $546,000 dividend liability.

Liquidity and Capital Resources

At December 31, 2007, we had a working capital deficit of $1,057,026 compared to a working capital deficit of $1.3 million at March 31, 2007. At December 31, 2007, we had cash on hand of $278,968.

Operating Activities

Cash used in operating activities of $974,412 for the nine months period ended December 31, 2007 included the $1,148,517 loss decreased by non-cash expenses of $426,701. Other major components providing operating cash was deferred revenue of $112,000, an increase of $49,562 in accrued employee benefits and a $51,723 reduction in inventory. Components using operating cash included a decrease of $165,837 in accounts payable and an increase of $131,800 in accounts receivable. We have negotiated terms with our contract suppliers reducing advance production payments required prior to product delivery. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital.

Cash used in operating activities during the nine months ended December 31, 2006 were $1,661,426. The $687,014 improvement in the most recent period resulted primarily from the reduced net loss. However, individual working capital components can change dramatically from quarter to quarter due to timing of sales and shipments and corresponding receivable, inventory and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities

The Company’s efforts are primarily on operations and currently has no significant investing capital needs. The Company purchased $7,167 of equipment during the first nine months of fiscal 2008. We have no commitments requiring investment capital.

Financing Activities

For the nine months ended December 31, 2007, cash provided by financing activities was $565,790. This included $640,000 from the sale of common stock to Fusion pursuant to our purchase agreement. We obtained $225,790 from the exercise of warrants and stock options. We reduced our unsecured note balance by $300,000. During the first nine months of the prior year we obtained $919,639 from the exercise of warrants.

At December 31, 2007 a total of $546,000 of dividends payable included in current liabilities was converted into equity upon the automatic conversion of Series D preferred stock to common stock.

Debt Commitments

We currently have a secured note for $450,000 due on June 23, 2008 and unsecured convertible term debt with a principal amount of $884,506. We made $120,000 of term note principal and interest payments through the issuance of common shares during the first nine months. Our plans are to make future principal and interest payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan.

Cash Requirements

Other than cash on hand, accounts receivable and the Fusion Capital financing commitment, we have no material unused sources of liquidity at this time. Based on our cash position at December 31, 2007 assuming (a) continuation of existing business, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.0 million of additional capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from increased product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need equity or debt financing in the next twelve months for working capital and we may need equity or debt financing for payment of existing debt obligations and other obligations.

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

Commitments

As of December 31, 2007, our contractual obligations and commercial commitments are summarized below:

Cash Contractual Obligations by Period	Total	Less than 1 year	1 - 2 years	2 - 3 years	Over 3 years
18% Secured Promissory Note and interest	$490,500	$490,500	$-	$-	$-
7.5% Convertible Term Note	958,165	410,000	548,165	-	-
Purchase commitments (1)	946,000	946,000	-	-	-
Operating Lease (2)	270,304	72,655	74,833	77,078	45,738
Total cash obligations	$2,664,969	$1,919,155	$622,998	$77,078	$45,738

(1)	Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

(2)	Office lease agreement.

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

Our exposure to market risk for changes in interest rates relates primarily to, our investment in cash and cash equivalents. We do not use derivative financial instruments in our investment portfolio and due to the nature of our investments, do not expect our operating results or cash flows to be significantly affected by potential changes in interest rates. At December 31, 2007, the market value of these investments, which were all classified as cash and cash equivalents and debt approximated cost.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors described below do not contain any material changes from the Risk Factors described under Item 1A of Part I of our Annual Report on Form 10-K for March 31, 2007, except as follows:

•	We updated our risk factors for financial information through the third quarter of fiscal 2008 ended December 31, 2007.

•	We segregated the risk factor related to customer litigation that was previously combined with reliance on customers.

•
We are actively pursuing our business strategy of monetizing our Flash-R™ patent portfolio. As we commenced enforcement and intend to aggressively pursue additional patent enforcement actions during fiscal 2008, we have added a separate section of risk factors related to this business strategy.

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and as of the period ended and December 31, 2007 we had an accumulated deficit of $81.5 million. We had losses of approximately $3.1 million, $3.1 million and $2.4 million in fiscal years 2007, 2006 and 2005, respectively and $1,146,469 for the nine months ended December 31, 2007. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

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

We Need to Obtain Additional Financing to Continue Operating our Business. We had an operating cash flow deficit of $974,412 for the first nine months of fiscal 2008 and $2.5 million for the year ended March 31, 2007. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

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

We cannot guarantee that the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) will be sufficient or available to fund our ongoing operations. We only have the right to receive $80,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $0.10, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the right nor the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.08. We registered 19,166,666 shares for sale by Fusion Capital from time to time. We sold 4,166,666 shares to Fusion Capital in January 2007 for proceeds of $500,000 and an additional 3,579,716 shares through December 31, 2007 for additional proceeds of $640,000. Accordingly, the selling price of the common stock that may be sold to Fusion in the balance of fiscal 2008 and to the term of the common stock purchase agreement will have to average at least $0.64 per share for us to receive the maximum remaining proceeds of $7.36 million as of December 31, 2007. Assuming a purchase price of $0.121 per share (the closing sale price of the common stock on December 31, 2007) and the purchase by Fusion of the remaining shares under the common stock purchase agreement at that date, proceeds to us would only be an additional $1.38 million.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers. Three customers accounted for 83% of our revenues for the nine months ended December 31, 2007 and two customers accounted for 92% of revenues in the year ended March 31, 2007. The failure to receive orders for and produce products or a decline in the economic prospects of our customers or the products we may produce for sale may have a material adverse effect on our operations.

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

Risks Related to Trading in Our Common Stock

The Sale of our Common Stock to Fusion Capital May Cause Dilution and the Sale of the Shares of Common Stock Acquired by Fusion Capital Could Cause the Price of our Common Stock to Decline. In connection with entering into the common stock purchase agreement, we authorized the sale to Fusion Capital of up to 19,166,666 shares of our common stock. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the common stock purchase agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All of the 19,166,666 shares in the offering are expected to be freely tradable. It is anticipated that the shares registered will be sold over the next 16 months. Depending upon market liquidity at the time, a sale of shares under the offering at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 11,420,284 shares of common stock not issued at December 31, 2007. After it has acquired the shares, it may sell all, some or none of the shares. Therefore, sales to Fusion Capital by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

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

e.DIGITAL CORPORATION

Date: February 13, 2008	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer (Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)