Form 10-K
period 2008-03-31
E DIGITAL CORP
filed 2008-06-17
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company . See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2007 was approximately $44,894,459 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 12, 2008 there were 275,227,941 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date of this report, are incorporated by reference into Part III of this report. The definitive proxy statement will be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended March 31, 2008.

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

PART I

ITEM 1. BUSINESS

Overview

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) that can be applied to produce complex portable electronic products. In 2003 our DVAP was applied to pioneer a portable in-flight entertainment (“IFE”) device for one customer. In February 2006 we introduced a new and improved DVAP device, the eVU™ mobile entertainment device targeted at the IFE and additional markets. We commenced eVU customer trials in the late 2006 and commercial shipments to customers in the third quarter of fiscal 2007 (quarter ended December 31, 2007).

We believe we are the leading producer of dedicated portable IFE products delivering over 13,000 units since 2003 for airline use. Our latest model, eVU, features sharp images on a 7” or 8” high resolution LCD screen, a 40 GB (Gigabytes) to 200 GB of rugged and reliable storage, high audio fidelity, dual stereo headphone jacks, optional embedded credit card reader/processor, optional touch screen capabilities, a full feature graphical user interface, patent-pending hardware security technology, and 20 hours of high resolution video playback on a single battery charge. We also have the capability to add features and customize the product for target markets or select customers.

We also believe that we have an important portfolio of patents (Flash-R™ patent portfolio) related to the use of flash memory in portable devices and we are actively engaged in a strategy to monetize our patent portfolio. In June 2006 we engaged an intellectual property consultant to investigate, document and develop the portfolio and to liaison with outside legal counsel. In March 2007 we selected and engaged the international legal firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. We, and our advisors, have performed due diligence on our patents and we believe we have strong intellectual property rights that can be licensed. In October 2007 we announced that our Company had commenced enforcement action with respect to our patent portfolio. In March 2008, we filed a complaint against Avid Technology, Casio America, LG Electronics USA, Nikon, Olympus America, Samsung Electronics America, and Sanyo North America in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of our U.S. patents covering the use of flash memory technology. In September 2007 we filed a similar suit in the same jurisdiction against Vivitar, a wholly-owned subsidiary of Syntax-Brillian. We anticipate bringing additional patent enforcement actions in the current fiscal year.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies in the airline, healthcare, military, and other travel and leisure industries that desire to market eVU to consumers at their facilities. We employ both direct sales to customers and sales through value added distributors (VARs) that provide marketing, logistic and/or content services to customers. We also intend to aggressively pursue enforcement and licensing of our Flash-R patent portfolio.

Our revenue is derived from the sale and lease of DVAP products and accessories to customers, warranty and technical support services and content fees and related services. We anticipate that we can obtain license revenue in the future from our Flash-R patent portfolio.

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

Our Company, then known as Norris Communications, was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 changed its domicile to the Yukon Territory, Canada. On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware. On January 13, 1999, the stockholders approved a name change to e.Digital Corporation. Our principal executive offices and primary operating facilities are located at 16770 West Bernardo Drive, San Diego, California 92127 and our telephone number is (858) 304-3016. Our Internet site is located at www.edigital.com. Information contained in our Internet site is not part of this prospectus.

Background on Technical Innovations

We have a record of pioneering technical achievements in developing portable electronic products including products developed under contract for major OEM (original equipment manufacturer) customers. These innovations include:

•
1990 – Released the first commercial ear telephone with an earpiece that located both the speaker and the microphone in the ear without feedback. (This was the first product in what ultimately became today’s line of Jabra™ hands-free communication products.)

•	1993 – Developed the first portable digital player/recorder with removable flash memory. Resulted in five U.S. patents on the use of flash memory in portable devices.

•	1996 – Developed the first high-speed download device to store digital voice recordings on a personal computer in compressed format.

•	1998 – Developed the first multi-codec (including MP3) portable digital music player.

•	1999 – Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

•	2002 – Developed the first voice controlled MP3 player using our VoiceNav™ speech navigation system.

•	2002 – Bang & Olufsen introduced a branded digital audio player (BeoSound 2) developed by us pursuant to a license agreement.

•	2003 – Designed, developed and delivered wireless MP3 headsets employing our MircoOS operating system to Hewlett-Packard for use at Disneyworld in Orlando, Florida.

•	2003 – Licensed our digital audio to a multi-billion dollar Asian OEM for branding to Gateway Computers.

•	2003 – Developed the first Hollywood studio-approved portable in-flight entertainment device.

•	2006 – Introduced eVU, a next generation dedicated mobile entertainment device with 12+ hours of playback, wireless capability and proprietary content encryption approved by major studios.

•
2007 – Introduced eVU-ER, an improved an improved dedicated portable inflight player featuring a new power management technology providing an industry-leading 20+ hours of continuous video playback from a single battery. eVU is now available in either a 7" or 8" high resolution LCD screen with 40 GB to 200 GB of rugged and reliable storage.

These technical achievements and our base of technology allow us to rapidly develop or customize electronic products for our own account or for others.

Digital Video/Audio Technology Platform

We have designed and developed a Digital Video/Audio Technology Platform based on our proprietary MicroOS™ core (see discussion below). Our Digital Video/Audio Platform accommodates various third party video compression encoded material, proprietary security measures and allows for other customizable options. The DVAP supports screen sizes from 2.5” to 10.4” and is capable of achieving better than DVD (digital video disc or digital versatile disc) quality video.

Our proprietary DVAP is flexible and we believe we can address markets beyond IFE with products customized for niche customers for travel and leisure, medical, education, government and military use. We are modifying our DVAP technology to incorporate the latest LCD (liquid crystal display) screen, media storage, video processing, battery and other components to address specific needs of the medical and travel and leisure segments of the market. We also seek to make improvements and component and model changes from time to time to be competitive.

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

MicroOS efficiently manages multiple functions within a single device, utilizing less power, space and operating capacity than many alternative solutions. The life cycle of consumer electronics products is very short and continues to accelerate. With MicroOS we believe we are able to complete new product design and development projects faster and more economical than competitors. The use of MicroOS shortens the development cycle and the flexibility of MicroOS provides the same lead time benefits to subsequent generations of each MicroOS or DVAP based product.

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

Markets for DVAP Products and Services

Industry Background
Digital video players including DVD players and related content are increasing in popularity with consumers. According to the Digital Entertainment Group, consumer spending on DVD increased from $12 billion in 1999 to over $24 billion in 2006.

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

The top 20 worldwide air carriers have over 7,400 aircraft many not equipped with IFE systems. There are approximately 1,500 airlines worldwide representing a substantial market for portable IFE devices. Some of our initial eVU customers include Lufthansa, Air France, Malaysia Airlines, Alitalia as well as small short-haul low cost carriers seeking to provide entertainment to their customers.

Other Markets
During fiscal 2006 (year ended March 31, 2006) we completed two successful trials in two major city hospitals using eVU in a variety of settings but primarily for patient waiting areas. Results indicate high satisfaction by users and hospital employees. We believe the approximately 6,000 hospitals and the many outpatient and other medical facilities in the U.S. provide a substantial market opportunity.

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

Flash-R Patent Portfolio

Our Flash-R patent portfolio covers certain aspects of the use of flash memory, addressing today's large and growing portable electronic products market. In 1993, we unveiled and began marketing the first digital voice recorder with removable flash memory, powered by MicroOS. In 1996, we produced and began marketing the first digital voice recorder interface for downloading and managing voice recordings on the personal computer. The Flash-R portfolio is protected through the years 2014 – 2016 and includes the following U.S. patents:

▪	US5491774: Handheld record and playback device with flash memory
▪	US5742737: Method for recording voice messages on flash memory in a hand held recorder
▪	US5787445: Operating system including improved file management for use in devices utilizing flash memory as main memory
▪	US5839108: Flash memory file system in a handheld record and playback device
▪	US5842170: Method for editing in hand held recorder

We have retained the international legal firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. Duane Morris is one of the 100 largest law firms in the world. We are pursuing patent enforcement claims vigorously but we are in the early stage and there is no assurance of future license fees or recovery. Although most fees, costs and expenses of the litigation are covered under our contingent fee arrangement with Duane Morris, we incur support and related expenses for this litigation. In addition to support from our management team, we currently have one outside consultant assigned to assist, monitor and support Duane Morris in our intellectual property litigation activities.

Our Business Strategy

We are leveraging and building on a leadership position in the portable IFE market to market our eVU device to airlines and expand eVU distribution to the healthcare, military, and other travel and leisure markets. Our objective is to have our products play a significant role in the IFE and other related markets. We intend to expand our business by obtaining new IFE airline customers and customers in the healthcare, military, and other travel and leisure industries. We intend to use both direct and VAR sales domestically and internationally to grow our business.

We also intend to monetize our portfolio of patents related to the use of flash memory in portable devices. In October 2007 we announced we had commenced enforcement action with respect to our patent portfolio. In March 2008, we filed a complaint against Avid Technology, Casio America, LG Electronics USA, Nikon, Olympus America, Samsung Electronics America, and Sanyo North America in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of our U.S. patents covering the use of flash memory technology. In September 2007 we had filed a similar suit in the same jurisdiction against Vivitar, a wholly-owned subsidiary of Syntax-Brillian. We expect to bring additional patent enforcement actions in the current fiscal year. There can be no assurance we can generate revenues from this activity.

Manufacturing

In the past we have employed nonexclusive relationships with manufacturers with facilities in Asia and the United States. These manufacturers either have performed or are qualified to perform manufacturing, assembly, and related services for us and for our customers and licensees. We have expertise in developing, performing and overseeing manufacturing processes.

In fiscal 2008 (year ended March 31, 2008) we purchased primary components from various suppliers with three suppliers accounting for 61%, 14% and 10%, respectively of total purchases for the fiscal year. In fiscal 2007 (year ended March 31, 2007) one manufacturer accounted for 73% of total purchases. Our manufacturers purchase major electronic components from a limited number of suppliers.

We have developed a turnkey domestic manufacturing relationship with a qualified contract electronic manufacturer for our eVU product and believe we can continue to deliver product timely to future customers. We expect substantial fiscal 2009 (year ending March 31, 2009) purchases to be from this contract manufacturer. The loss of this manufacturer or the disruption in supply from the manufacturer or in the supply of components by its and our suppliers could have a material adverse effect on our financial condition, results of operations and cash flows.

Marketing, Sales and Distribution

Marketing and sales are performed primarily by our Vice President of Business Development, our President/Chief Technical Officer, outside sales representatives, and various technical personnel who are involved in the sales process.  Our initial focus has been on international and regional airlines directly and through a VAR.

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

Sales to three major customers comprised approximately 30%, 20% and 13% of our fiscal 2008 revenues. Two major customers comprised approximately 53% and 39% of our revenues in fiscal 2007. Historically, our revenues have relied on a few major customers. There is no assurance we will obtain any revenues from existing customers in fiscal 2009. We are seeking to expand our customer base and reduce reliance on a few customers in future periods. Currently the loss of any customer could have a material adverse effect on our financial condition, results of operations and cash flows.

Our backlog fluctuates due to the timing of large orders and other factors. Our products are manufactured with lead times of generally less than three months. Our backlog at March 31, 2008 was $400,000 and at March 31, 2007 it was $1,725,000. Our order backlog does not necessarily indicate future sales trends. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Research and Development Costs

For the years ended March 31, 2008 and 2007, we spent $1,006,037 and $1,474,540, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities.

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

Competition in the IFE industry comes from portable DVD hardware manufactured by companies such as Sony, Samsung, Panasonic, or Audiovox, who may sell such products to travelers or airlines or rental outfits and custom portable IFE hardware specifically targeted for airline use. We compete with digEcor, a former customer that offers a competing product; The IMS Company, with their Fujitsu-based PEA (personal entertainment appliance) product and other products supplied by French consumer electronics manufacturer, Archos; European producers, AIRVOD Entertainment Systems and Bluebox Avionics, advertise portable IFE products that may become competitive to eVU. Panasonic and other electronic companies have or have announced products and may become more active in the portable IFE industry.  The airline industry may also continue to opt for embedded IFE systems offered by Panasonic, Thales and others.  Motion picture studios or others could contract competing hardware developers to create new portable products for the IFE industry.  Although our system was designed as a portable IFE device and has unique features and the support of content providers, there can be no assurance that other manufacturers will not create and introduce new competing portable IFE products.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

We believe we have developed a leading low-level real time operating system and comprehensive file management system capable of customization for individual customer requirements. Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd. (acquired in 2006 by SanDisk Corporation), Intel Corporation, PortalPlayer Inc., I/O Magic, and Datalight Inc. In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors. While this self-development is common in simple memory management devices, we offer a system attractive for complex applications. Our technology competes with other solutions; however, we focus on markets requiring advanced features and a robust file management system. Although we were successful in competing against other systems in our selection by Bang & Olufsen, Hewlett-Packard, and others, there is no assurance we can continue to compete against other providers of digital recording solutions, many of whom have substantially greater resources.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of portable digital entertainment products and systems.

Seasonality

Our current business is not seasonal.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of May 15, 2008:
Name	Age	Position
Alex Diaz	42	Chairman of the Board
William Blakeley	51	President and Chief Technical Officer
Robert Putnam	49	Senior Vice President, Interim Chief Accounting Officer and Secretary

Alex Diaz –Mr. Diaz joined the Board in July 2002 and was appointed Chairman in November 2002. Mr. Diaz is Executive Vice President of Califormula Radio Group in San Diego, where he oversees the wide area network (WAN) linking audio, production studios, and transmitter sites, all of which he designed. He also established a Web presence for several of Califormula's San Diego radio stations, including Jammin' Z90, Radio Latina, and classical music station
XLNC1. Before joining Califormula, Mr. Diaz worked at Radio Computing Services in New York. Mr. Diaz holds bachelor's degrees in mathematics and computer science from University of California, San Diego.

William Blakeley–Mr. Blakeley was appointed President and Chief Technical Officer in November 2005. Mr. Blakeley has served as a Principal Systems Engineer and Manager for Northrop Grumman Radio Systems since August 2002. Mr. Blakeley also served as an independent consultant (program management) for two venture backed start-ups from January 2002 until August 2002. He also served as Vice President of Engineering for Aegis Broadband Inc. from January 1999 until January 2002. He has also served as President of SDCOMM Technologies, Inc. from 1997 to 1999. From 1988 to 1997, Mr. Blakeley held various management positions with Scientific Atlanta, Inc. Mr. Blakeley obtained a Bachelor of Science degree in Applied Mathematics from San Diego State University in 1983 and a Master of Science degree in electrical engineering from San Diego State University in 1988.

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

Employees

As of May 31, 2008, we employed approximately 14 full-time employees and one part-time employee of whom two were in production and testing, seven were in research, development and engineering, four were in sales, general and administrative and two are executive officers. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the Company and its employees to be good.

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

Portable electronic devices must comply with various regulations related to electronics and radiated emissions. Devices for operation on aircraft must comply with additional emission regulations. RTCA, Inc., a global organization comprised of industry and government representatives, develops standards to assure the safety and reliability of all Airborne Electronics (Avionics). Manufacturers of aircraft electronic equipment selling their products in the United States, Europe, and around the globe must meet RTCA requirements, including RTCA/DO-160D. Our eVU is DO-160D-certified for conducted and radiated emissions. DO-160D is the standard procedures and environmental test criteria for testing airborne equipment for the entire spectrum of aircraft from light general aviation aircraft and helicopters through large commercial jets. eVU is also U.S. FCC and European CE compliant.

In 2006, the electronics industry became subject to the European Union’s Restrictions of Hazardous Substances, or RoHS, and Waste Electrical and Electronic Equipment, or WEEE, directives. Beginning January 1, 2007 the State of California put into effect a similar measure under the Electronic Waste Recycling Act of 2003 which requires the California Department of Toxic Substances Control to adopt regulations to prohibit the sale of electronic devices if they are prohibited from sale in the European Union because they contain certain heavy metals. Parallel initiatives are being proposed in other jurisdictions, including several other states in the United States and in the People’s Republic of China. RoHS prohibits the use of lead, mercury and certain other specified substances in electronics products and WEEE requires industry OEMs to assume responsibility for the collection, recycling and management of waste electronic products and components. We believe we produce RoHS compliant products. In the case of WEEE, the compliance responsibility rests primarily with OEMs, distributors or users of our products, however such parties may turn to product suppliers for assistance in meeting their WEEE obligations.

Available Information

Our Internet website address is www.edigital.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) are available free of charge through our Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. We have incurred significant operating losses in prior fiscal years and at March 31, 2008 we had an accumulated deficit of $82 million. We had losses of approximately $1.7 million and $3.1 million in fiscal years 2008 and 2007, respectively. To date, we have not achieved profitability and given the level of operating expenditures and the uncertainty of revenues and margins, we will continue to incur losses and negative cash flows in future periods. The failure to obtain sufficient revenues and margins to support operating expenses could harm our business.

Unless We Obtain Adequate Financing and Increase Our Revenues We May Be Unable to Continue as a Going Concern. Our Company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and new equity financing to fund the continuing losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations during fiscal year 2008 and in prior years and (iii) the possibility that we may be unable to meet our debts as they come due, raise substantial doubt about our ability to continue as a going concern. Our Company’s ability to continue as a going concern is dependent upon our ability to obtain adequate financing and achieve a level of revenues, adequate to support our capital and operating requirements, as to which no assurance can be given. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence. Our auditors have included in their report an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern.

We Need to Obtain Additional Financing to Continue Operating our Business. We had an operating cash flow deficit of $1.4 million for fiscal 2008 and $2.5 million for fiscal 2007. We believe that cash on hand and proceeds from existing development and production contracts and product sales, are not sufficient to meet cash requirements for the next twelve months. We anticipate the need to raise additional funds to:

•	Finance working capital requirements
•	Pay for operating expenses or shortfalls in anticipated revenues
•	Fund research and development costs
•	Develop new technology, products or services
•	Respond to competitive pressures
•	Support strategic and industry relationships
•	Fund the production and marketing of our products and services
•	Meet our debt obligations as they become due

We cannot guarantee that the common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”) will be sufficient or available to fund our ongoing operations. We only have the right to receive $80,000 every four business days under the agreement with Fusion Capital unless our stock price equals or exceeds $0.10, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases. Fusion Capital does not have the right, nor the obligation, to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.08. We registered 19,166,666 shares for sale by Fusion Capital from time to time. We sold 4,166,666 shares to Fusion Capital in January 2007 for proceeds of $500,000 and an additional 6,283,275 shares through March 31, 2008 for additional proceeds of $960,000. Accordingly, the selling price of the common stock that may be sold to Fusion to the term of the common stock purchase agreement will have to average at least $0.81 per share for us to receive the maximum remaining proceeds of $7.0 million. Assuming a purchase price of $0.16 per share (the closing sale price of the common stock on March 31, 2008) and the purchase by Fusion of the remaining shares under the common stock purchase agreement at that date, proceeds to us would be an additional $1.4 million.

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

We Expect Our Operating Results to Fluctuate Significantly - Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	Unpredictable demand and pricing for our products and services
•	Market acceptance of our products by our customers and their end users
•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
•	Fluctuations in product costs and operating costs
•	Changes in research and development costs
•	Changes in general economic conditions
•	Risks and costs of warranty claims
•	Changes in technology
•	Short product lifecycles and possible obsolescence of inventory and materials

We May Experience Product Delays, Cost Overruns and Errors Which Could Adversely Affect our Operating Performance and Ability to Remain Competitive. We have experienced development delays and cost overruns associated with product development and provision of services to our customers in the past. We may experience additional delays and cost overruns on current or future projects. Future delays and cost overruns could adversely affect our financial results and could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our technology, products and services could contain errors that could cause delays, order cancellations, contract terminations, adverse publicity, reduced market acceptance of products, or lawsuits by our customers or others who have acquired our products.

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

Risks Related to Sales, Marketing and Competition

We May Be Unable to Successfully Compete in the Electronic Products Market Which is Highly Competitive and Subject to Rapid Technological Change. We compete in the market for electronics products that is intensely competitive and subject to rapid technological change. The market is also impacted by evolving industry standards, rapid price changes and rapid product obsolescence. Our competitors include a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources. Our current competitors or new market entrants could introduce new or enhanced technologies or products with features that render our technology or products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. Our ability to compete successfully will depend in large measure on our ability to maintain our capabilities in connection with upgrading products and quality control procedures and to adapt to technological changes and advances in the industry. Competition could result in price reductions, reduced margins, and loss of contracts, any of which could harm our business. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products that are compatible with the products of the electronics industry.

We Rely on a Limited Number of Customers from One Industry for Revenue. Historically, a substantial portion of our revenues has been derived primarily from a limited number of customers and revenues during fiscal 2007 and 2008 were derived from one industry, the airline industry. Three customers accounted for 63% of our revenues for the year ended March 31, 2008 and two customers accounted for 92% of revenues in the year ended March 31, 2007. The failure to receive orders for and produce products or a decline in the economic prospects of the airline industry or our customers or the products we may produce for sale may have a material adverse effect on our operations. The airline industry is facing a variety of economic challenges that may adversely affect the prospects for new orders of portable IFE systems and adversely affecting future operating results.

Customer Litigation. In May 2006, our company and certain of our current and former officers were sued by former customer digEcor. We are unable to determine at this time the impact this litigation and matter may have on our financial position or results of operations. An adverse ruling by the court could have a material adverse effect on our financial position and results of operations. See “Legal Proceedings.”

If We Are Unsuccessful in Achieving Market Acceptance of Our Products, It Could Harm Our Business. Sales and marketing strategy contemplates sales of our products to the IFE and other markets. Any failure to penetrate our targeted markets would have a material adverse effect upon our operations and prospects. Market acceptance of our products by our customers and their end users will depend in part upon our ability to demonstrate and maintain the advantages of our technology over competing products.

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

Risks Related to Operations

We Depend On a Limited Number of Contract Manufacturers and Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on one major supplier for manufacturing our eVU product. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. If a manufacturer is unable to satisfy these requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturer for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Risks Related to our Patent Enforcement Strategy

Enforcement of Our Patented Technologies is Untested and We Face Uncertain Revenue Prospects or Market Value. Our portfolio of flash memory patents and technologies have yet to be licensed nor have they been the subject of any patent enforcement litigation. The licensing demand for our patent portfolio is untested and is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle enforcement actions, if any. There can be no assurance of revenues from our strategy of enforcing our flash memory patent portfolio.

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

New Legislation, Regulations or Rules Related to Enforcing Patents Could Significantly Decrease Our Prospect for Revenue and Increase the Time and Costs Associated with Patent Enforcement.  If new legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our revenue prospects and increase the costs of enforcement. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and any new standards or limitations on liability for patent infringement could negatively impact revenue derived from such enforcement actions. While we are not aware that any such changes are likely to occur in the foreseeable future that impact our current patents, we cannot assure that such changes will not occur.

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

Compliance With Current And Future Environmental Regulations May Be Costly, Which Could Impact Our Future Earnings. We are subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE Legislation. These and other environmental regulations may require us to reengineer certain of our existing products to comply with environmental regulations.

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

Our Internal Control Over Financial Reporting Is Not Adequate And May Result In Financial Statements That Are Incomplete Or Subject To Restatement. Section 404 of the Sarbanes Oxley Act of 2002 requires significant procedures and review processes of our system of internal controls. Section 404 requires that we evaluate and report on our system of internal control over financial reporting beginning with this Annual Report on Form 10-K for the year ended March 31, 2008. In addition, our independent registered public accounting firm will be required to report on our internal controls over financial reporting for the year ending March 31, 2009. The additional costs associated with this process may be significant.

After documenting and testing our system, we have identified material weaknesses in our accounting and financial functions due to a lack of oversight by an independent audit committee and ineffective controls over the period ending closing process. As a result, our internal control over financial reporting is not effective. As a result of our internal control over financial reporting being ineffective, investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying this or any future material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.

Risks Related to Trading in Our Common Stock

The Sale of our Common Stock to Fusion Capital May Cause Dilution and the Sale of the Shares of Common Stock Acquired by Fusion Capital Could Cause the Price of our Common Stock to Decline. In connection with entering into the common stock purchase agreement, we authorized the sale to Fusion Capital of up to 19,166,666 shares of our common stock. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the common stock purchase agreement. The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All of the 19,166,666 shares in the offering are expected to be freely tradable. It is anticipated that the shares registered that may not have been previously sold to date may be sold over the next seven months. Depending upon market liquidity at the time, a sale of shares under the offering at any given time could cause the trading price of our common stock to decline. Fusion Capital may ultimately purchase all, some or none of the 8,716,725 shares of common stock not issued at March 31, 2008. After it has acquired the shares, it may sell all, some or none of the shares. Therefore, sales to Fusion Capital by us under the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.11 to a high of $0.23 in the last twelve months. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The Securities and Exchange Commission has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

Important Factors Related to Forward-Looking Statements and Associated Risks. This prospectus contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance. The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for the our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In March 2006, we entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet at 16770 West Bernardo Drive, San Diego, California with a current aggregate monthly payment of $5,980 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

We believe this facility is adequate to meet our needs for the next twelve months given current plans. However should we expand our operations, we may be required to obtain additional space or alternative space. We believe there is adequate availability of office space in the general vicinity to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

Business Litigation
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

We have answered the complaint and are pursuing certain counterclaims. The case is currently in the discovery phase. In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor’s unjust enrichment, fraud, negligent misrepresentation, tortious interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor’s claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor’s contract and damages claims remain in dispute, and the Court provided some interpretation of the contracts at issue in its ruling. digEcor subsequently amended its Complaint to assert an alternative breach of contract claim, and claims for federal, state and common law unfair competition, and sought an injunction prohibiting us “from engaging in any competition with digEcor until after 2013.” In April 2007 digEcor filed a motion for summary judgment seeking enforcement of an alleged noncompete provision and an injunction prohibiting us from competing with digEcor. In October 2007 the Court denied, without prejudice, digEcor’s motion for partial summary judgment and a request for injunction. The foregoing and other findings of the Court may be subject to appeal by either party.

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

In April 2007 we filed a second amended counterclaim in the United States District Court of Utah seeking a declaratory judgment confirming the status of prior agreements between the parties, alleging breach of our confidential information and trade secrets by digEcor, seeking an injunction against digEcor’s manufacture and sale of a portable product based on our technology, alleging breach of duty to negotiate regarding revenue sharing dollars we believe we have the right to receive and tortious interference by digEcor in our contracts with third parties. We intend to vigorously prosecute these counterclaims. There can be no assurance, however, that we will prevail on any of our counterclaims.

Intellectual Property Litigation
In March 2008, we filed a complaint against Avid Technology, Casio America, LG Electronics USA, Nikon, Olympus America, Samsung Electronics America, and Sanyo North America in the U.S. District Court for the Eastern District of Texas asserting that products made by the listed companies infringe four of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. In September 2007 we filed a similar suit in the same jurisdiction against Vivitar, a wholly-owned subsidiary of Syntax-Brillian. We intend to pursue our claims vigorously but the litigation is in the early stage and there is no assurance of recovery. Although most fees, costs and expenses of the litigation are covered under our contingent fee arrangement with Duane Morris LLP, we may incur support and related expenses for this litigation that may become material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Fiscal year ended March 31, 2007
First quarter	$0.16	$0.08
Second quarter	$0.20	$0.12
Third quarter	$0.20	$0.15
Fourth quarter	$0.28	$0.16

Fiscal year ended March 31, 2008
First quarter	$0.23	$0.17
Second quarter	$0.22	$0.16
Third quarter	$0.11	$0.18
Fourth quarter	$0.11	$0.15

Holders

At May 31, 2008 there were 275,227,941 shares of common stock outstanding and approximately 2,861 stockholders of record.

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

Equity Compensation Plan Information
The following table sets forth information as of March 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,147,167	$0.16	3,630,833
Equity compensation plans not approved by security holders (1)	1,750,000	$0.12	-0-
Total	10,897,167	$0.16	3,630,833

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

Recent Sales of Unregistered Securities

The following common shares were issued during the fiscal year and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

▪
On January 2 and 4, 2008 the Company issued an aggregate of 237,717 shares of common stock to Davric Corporation in consideration of a $30,000 monthly payment on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

▪
On January 18, 2008 the Company issued 69,965 shares of common stock to ASI Technology Corporation in consideration of a $9,000 finance fee related to renewal of a short-term note. No commissions were paid and a restrictive legend was placed on the shares issued.

▪
On January 31, 2008 the Company issued 238,473 shares of common stock to Davric Corporation in consideration of a $30,000 monthly payment on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

▪
On February 29, 2008 the Company issued 260,416 shares of common stock to Davric Corporation in consideration of a $30,000 monthly payment on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

▪
On March 31, 2008 the Company issued 214,285 shares of common stock to Davric Corporation in consideration of a $30,000 monthly payment on its 7.5% term note. No commissions were paid and a restrictive legend was placed on the shares issued.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

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

General
We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) that can be applied to produce complex portable electronic products. In February 2006 we introduced a new and improved DVAP device, the eVU™ mobile entertainment device targeted at the IFE and additional markets. We commenced eVU customer trials in the late 2006 and commercial shipments to customers in the third quarter of fiscal 2007.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies in the airline, healthcare, military, and other travel and leisure industries that desire to market eVU to consumers at their facilities. We employ both direct sales to customers and sales through value added distributors (VARs) that provide marketing, logistic and/or content services to customers. We also intend to aggressively pursue enforcement and licensing of our Flash-R patent portfolio.

Our revenue is derived from the sale of DVAP products and accessories to customers, warranty and technical support services and content fees and related services. We also anticipate that we can obtain license revenue in the future from our Flash-R patent portfolio.

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

Overall Performance and Trends
We have incurred significant operating losses and negative cash flow from operations in the current period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $82 million and a working capital deficit of $1,292,292 at March 31, 2008. Our operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) monetizing the Flash-R patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. We obtained $960,000 of equity proceeds pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”) during the year ended March 31, 2008. We may have access to up to $1.4 million of additional funding pursuant to this agreement (or a maximum of $7 million at higher stock prices). Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within our control. The availability of additional funding under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within our control. There can be no assurance this capital resource will be available or be sufficient.

For the year ended March 31, 2008:

•
Our revenues were $5.6 million a 206% increase over the prior year. During fiscal 2007 we were transitioning to our new product and had no significant revenues until the third fiscal quarter. Sales to three customers accounted for 30%, 20% and 13% of our revenues and our recent results have been dependent on the timing and quantity of eVU orders by a limited number of customers. We expect future results to be dependent on eVU orders from a limited number of customers although we seek to expand and diversify our customer base both in the IFE space and other markets. The failure to obtain eVU orders or delays of orders or production delays could have a material adverse impact on our operations.

•
We recorded a gross profit of $1.5 million in fiscal 2008 compared to a gross profit of $1.0 million for fiscal 2007. Gross profit in fiscal 2007 included a $603,750 reduction in costs due to the reversal of an impairment cost recorded in cost of sales in the prior year. Future gross profit margins are dependent on prices charged, volume of orders and product mix and costs.

•
Operating expenses were $3.0 million, a decrease from $3.1 million for fiscal 2007. Selling and administrative expenses increased while research and development costs declined as a result of the completion of the eVU model in fiscal 2007 and the resulting emphasis on sales, marketing and customer support.

•
Other income and expenses for fiscal 2008 were a net expense of $0.3 million consisting primarily of interest and financing royalties. Other income and expenses for fiscal 2007 were a net expense of $1.1 million consisting primarily of $1.4 million of interest expense (including non-cash interest of $1.1 million primarily related to amortization of warrants issued with converted debt), $0.2 million of warrant inducement expense, reduced by $0.5 million of gain on debt settlement.

•	Our net loss was $1.7 million for fiscal 2008 compared to $3.1 million for fiscal 2007.

We recently commenced enforcement actions of our Flash-R patent portfolio. Our international legal firm Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. It is too early to evaluate the likelihood of success or timing of results of our enforcement actions.

Our monthly cash operating costs have been on average approximately $235,000 per month for the period ending March 31, 2008. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business. See “Risk Factors.”

Management faces significant challenges in fiscal 2009 to execute its plan to grow sales, monetize the Flash-R patent portfolio, control costs and obtain financing to retire existing debt and fund any operating losses or other capital requirements. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, we have not considered this alternative, nor does management view it as a likely occurrence.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventory valuation, intangible assets, financing operations, warranty obligations, estimated costs to complete research contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
We recognize product revenue upon shipment of a product to the customer, FOB shipping point, or upon acceptance by the customer depending on the specific contract terms, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is more than perfunctory to the services or product that has not been delivered, revenue will be deferred and recognized evenly over the remaining term of the undelivered element.

During fiscal 2008 service revenues included revenue from coding, encrypting and integrating content for periodic uploading to hardware players. Revenue is recognized upon acceptance of the content master file by the customer if the fee is fixed and determinable, collection of the resulting receivables is probable and there are no resulting obligations.

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), when an arrangement contains multiple elements with standalone value, such as hardware and content or other services, revenue is allocated based on the fair value of each element as evidenced by vendor specific objective evidence. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or services. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until we can objectively determine the fair value of all remaining undelivered elements.

Revenue from separately priced extended warranty or product replacement arrangements is deferred and recognized to income on a straight-line basis over the contract period. We evaluate these arrangements to determine if there are excess costs greater than future revenues to be recorded as a loss.

Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned. Any amounts related to periods beyond twelve months are considered long-term deferred revenue.

Estimates and Allowances
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also review deposits with manufacturers and others for impairment.

We establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. We evaluate the adequacy of the provision for warranty costs each reporting period.

Income Taxes
We adopted the provisions of Financial Accounting Standards Board interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on April 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions and the total amount of unrecognized tax benefits as of April 1, 2007 was $-0-. At the adoption date of April 1, 2007, deferred tax assets were fully reserved by a valuation allowance to reduce the deferred tax assets to zero, the amount that more likely than not is expected to be realized.

We have provided a full valuation reserve related to our net deferred tax assets for each period. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce our valuation allowances, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets and assess the need for valuation allowance quarterly.

We have experienced various ownership changes as a result of past financings and could experience future ownership changes. Our ability to utilize our net operating loss carryforwards may be significantly limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these reduced attributes for federal income tax purposes. We have not performed an analysis of our deferred tax assets for net operating losses or any possible research and development credits. Accordingly, the deferred tax assets related to net operating losses and the offsetting valuation allowance have been removed from deferred tax assets (footnote only due to full valuation allowance) until such an analysis is documented.

Stock-Based Compensation
We adopted SFAS No. 123 (R), “Share Based Payment”, effective April 1, 2006 using a modified prospective application. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete. We make certain assumptions and estimates to value stock-based compensation expense for employees and consultants.

We account for the value of warrants and the intrinsic value of beneficial conversion rights arising from convertible instruments pursuant to the interpretative guidance of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and associated pronouncements related to the classification and measurement of warrants and instruments with embedded conversion features. We make certain assumptions and estimates to value any derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

Indemnities and Litigation
Under our bylaws, we have agreed to indemnify our officers and directors for certain events. We also enter into certain litigation and intellectual property and other indemnification agreements in the normal course of our business. We have no liabilities recorded for such indemnities.

We are currently involved in certain legal proceedings. For any legal proceedings we are involved in, we estimate the range of liability relating to pending litigation, where the amount and range of loss can be estimated. We record our best estimate of a loss when a loss is considered probable. As additional information becomes available, we assess the potential liability related to pending litigation and will revise estimates. At March 31, 2008 we had a loss accrual of $80,000 as an estimate of our obligation related to the remaining general damage claim.

Our legal firm Duane Morris is handling Patent Enforcement Matters and certain related appeals on our Flash-R patent portfolio on a contingent fee basis. Duane Morris also has agreed to advance certain costs and expenses including travel expenses, court costs and expert fees. We are not obligated to pay these costs except out of future proceeds or as provided in the following paragraph. We have agreed to pay Duane Morris a fee equal to 40% of any license or litigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 50% of recovery if appeal is necessary.

In the event we are acquired or sold or elect to sell the covered patents or upon certain other corporate events or in the event we terminate the agreement for any reason, then Duane Morris shall be entitled to collect accrued costs and a fee equal to three times overall time and expenses accrued in connection with the agreement and a fee of 15% of a good faith estimate of the overall value of the covered patents. Duane Morris has a lien and a security interest in the covered patents to secure its obligations under the agreement. We have not recorded any liability for this contingent obligation.

Other
We do not have off-balance sheet transactions, arrangements or obligations. Inflation has not had any significant impact on our business.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for fiscal year 2009, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS Nos. 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements.

In December 2007, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after April 1, 2009 for the Company). Early application is not permitted. We have not yet determined the impact, if any, SFAS No. 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Year ended March 31, 2008 Compared to Year ended March 31, 2007

	Year Ended March 31,
	2008	% of	2007	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	4,841,855	87%	1,815,014	100%	3,026,841	167%
Service revenues	710,766	13%	-	0%	710,766
	5,552,621	100%	1,815,014	100%	3,737,607	206%
Gross Profit:
Product gross profit	986,914	18%	1,025,241	56%	(38,327)	(4)%
Service gross profit	557,094	10%	-	0%	557,094
	1,544,008	28%	1,025,241	56%	518,767	51%
Operating Expenses:
Selling and administrative	1,980,451	36%	1,618,973	89%	361,478	22%
Research and related	1,006,037	18%	1,474,540	81%	(468,503)	(32)%
	2,986,488	54%	3,093,513	170%	(107,025)	(3)%
Other expenses	(276,587)	(5)%	(1,061,001)	-58%	784,414	(74)%

Loss and comprehensive loss	(1,719,067)	(31)%	(3,129,273)	(172%)	1,410,206	(45)%

Revenues:
Revenues increased 206% to $5,552,621 for fiscal 2008 compared to $1,815,014 for the comparable prior year. Product revenues were $4,841,855 from selling eVU players and related equipment for use by airline customers. Content and support service revenues for the year were $710,766. The increase resulted from a full year of eVU product sales. There were limited revenues in the prior year prior to the third fiscal quarter introduction of eVU. We also began recognizing content and support service revenues during fiscal 2008 with no comparable revenues in the prior year.

We are reliant on a limited number of customers with three customers accounting for 30%, 20% and 13% of our fiscal 2008 revenues. Our revenues are dependent on the timing and quantity of eVU orders by a limited number of airline customers. We have not yet developed a sufficient customer base to provide a consistent order flow. The failure to obtain future eVU orders or delays of future orders could have a material impact on our operations and we expect our future quarterly results will vary significantly due to the timing and amount of order deliveries.

Gross Profit:
Gross profit for fiscal 2008 was $1,544,008 or 28% of revenues. The gross profit for the prior year was 56% including a $603,750 impairment reversal benefit described above or 23% on an adjusted comparable basis. The timing and amount of orders and the amount of customer support required can dramatically affect future gross margins and current results are not indicative of future quarters. Management’s goal is to improve gross margins over time from higher revenues, improved economies of scale and improvements in customer support activities.

Operating Expenses:
Total operating expenses (consisting of selling and administrative expenses and research and related expenditures) were $3.0 million and $3.1 million for fiscal year 2008 and 2007, respectively.

Selling and Administrative: For the year ended March 31, 2008, selling and administrative costs were $2.0 million compared to $1.6 million for the comparable prior year. The $361,478 increase in selling and administrative costs consisted primarily of $93,000 of increased compensation costs from increased staffing to support revenue growth, a $103,000 increase in outside commissions and related expenses, an $80,000 increase in audit related costs, a $140,000 increase in legal and legal support costs for business and intellectual property litigation and a $25,000 increase in trade show and advertising costs offset by a $40,000 reduction in depreciation expense. Recent quarterly selling and administrative expenses have been relatively constant as we maintained staffing levels and had no significant outside selling costs. However in the future we may incur additional legal costs associated with current litigation and additional costs to comply with Section 404 of the Sarbanes-Oxley Act. Otherwise we anticipate quarterly selling and administrative expenses to be relatively constant as we are focused on business customer opportunities with existing staffing.

Research and Development: For the year ended March 31, 2008, research and development expenditures were $1.0 million as compared to year ended March 31, 2007 of $1.5 million. The decrease of $486,503 consisted primarily of $268,000 reduction in compensation costs including a $33,000 reduction of stock-based compensation expense resulting from staffing reductions in the current year due to the completion of eVU development and also the transfer of certain personnel to service customers. Outside engineering, contractor and preproduction costs decreased by $199,000 as a result of expenditures in the prior year on eVU development.

Research and development costs are subject to significant quarterly variations depending on the use of outside services, the assignment of engineers to development projects and the availability of financial resources.

We reported an operating loss of $1.4 million and $2.1 million for the year ended March 31, 2008 and 2007, respectively. The decrease in the operating loss in fiscal 2008 resulted from the increased gross profit. The timing and amount of product sales and the recognition of service revenues impact our operating losses. Accordingly, there is uncertainty about future operating results and the results for the year ended March 31, 2008 are not necessarily reflective of operating results for future periods.

Other Income and Expenses:
We reported interest expense of $237,020 and $1,357,029 for the years ended March 31, 2008 and 2007, respectively. The interest expense in 2007 included $1.1 million of non-cash interest related to the amortization of warrants and warrant repricing associated with convertible debt. Interest expense in 2008 included $127,467 of non-cash interest related paid in stock directly and paid as financing fees amortized over the term of related debt. Other expense in fiscal 2008 included $78,860 of financing royalties (2007 - $15,280). Other income of $283,000 in fiscal 2007 was comprised of $0.5 million of gain on debt settlement reduced by $0.2 million of warrant inducement expense.

We reported a loss of $1.7 million and $3.1 million in fiscal year 2008 and 2007, respectively. The net loss available to common stockholders for fiscal year 2008 was increased in computing loss per share by accrued dividends of $81,975 on Series D stock and in 2007 by accrued dividends of $123,000 on Series D and EE stock. No shares of preferred stock remained outstanding at March 31, 2008.

Liquidity and Capital Resources

	2007	2008	2007 to 2008 variance in $'s	2007 to 2008 variance in %'s
	(in thousands, except percentages)
Working capital (deficit)	$(1,347)	$(1,292)	$55	4%
Cash and cash equivalents	$695	$122	$(573)	(82)%
Total assets	$1,757	$861	$(896)	(51)%

	2007	2008	2007 to 2008 variance in $'s	2007 to 2008 variance in %'s
	(in thousands, except percentages)
Net cash provided by (used in)
Operating activities	$(2,456)	$(1,442)	$1,014	41%
Investing activities	$(27)	$(17)	$10	37%
Financing activities	$2,120	$886	$(1,234)	(58)%

At March 31, 2008, we had a working capital deficit of $1.3 million comparable to the prior year. We had $175,000 and $37,000 of working capital invested in accounts receivable at March 31, 2008 and 2007, respectively. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital.

For the year ended March 31, 2008, net cash decreased by $573,000. Cash used in operating activities was $1,442,000. The major components using cash were a loss of $1.7 million reduced by $127,000 of non-cash interest, $13,000 of depreciation and amortization, a $166,000 warranty provision and $159,000 of stock-based compensation. Cash used in operating activities was also impacted by an increase of $149,000 in accounts payable, $16,000 decrease in prepaids and a $102,500 increase in deferred revenue. The major changes in assets and liabilities using operating cash was a $138,000 increase in accounts receivable, a $180,000 increase in inventory, $97,000 in warranty costs and a decrease of $39,000 in customer deposits.

At March 31, 2008, we had cash on hand of $122,000. For the year ended March 31, 2008, cash provided by financing activities was $886,000. We obtained a net of $960,000 from the issuance of common stock, $11,000 from exercise of stock options and $214,000 from the exercise of warrants. We made cash payments on promissory notes of $300,000.

Debt and Other Commitments
We currently have a secured note for $450,000 due on June 23, 2008 and an unsecured convertible term debt with a principal amount of $780,065. We made $240,000 of term note principal and interest payments through the issuance of common shares during fiscal 2008. Minimum term note payments in fiscal 2009 are $440,000. Our plans are to make such term note payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan.

At March 31, 2008 we were committed to approximately $374,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

We are also committed for our office lease and for royalties on eVU product sales as more fully described in Note 14 to our financial statements.

Cash Requirement
Other than cash on hand, accounts receivable and the Fusion Capital financing commitment, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2008 assuming (a) continuation of existing business customer arrangements, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.2 million of additional capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain some additional funds from future product margins from product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need equity or debt financing in the next twelve months for working capital and we may need equity or debt financing for payment of existing debt obligations and other obligations reflected on our balance sheet.

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

Selected Quarterly Financial Information

The following table sets forth unaudited income statement data for each of our last eight quarters. The two quarters ended September 30, 2007 and December 31, 2007 have been restated with comparisons to the results as previously reported. The restatement was due to an overstatement of both sales and cost of sales of $104,000 and $62,400 for the quarter ended September 30, 2007 and December 31, 2007, respectively, due to a misclassification of supplier material transfers with no effect on gross profit, operating loss or net loss in either quarter or for the fiscal year ended March 31, 2008.

The unaudited quarterly financial information as restated has been prepared on the same basis as the annual information presented elsewhere in the Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	As Reported
	6/30/2007	9/30/2007	12/31/2007
Revenues	$1,304,634	$2,419,781	$1,253,247
Gross profit	246,115	597,398	396,351
Loss for the period	(593,406)	(157,740)	(397,371)
Operating profit (loss)	(505,294)	(90,532)	(331,246)
Loss attributable to common shareholders	(620,631)	(185,265)	(424,596)
Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	244,411,088	246,361,041	249,097,860

		As Restated(*)
	6/30/2007	9/30/2007	12/31/2007	3/31/2008	FYE 2008
Revenues	$1,304,634	$2,315,781	$1,190,847	$741,359	$5,552,621
Gross profit	246,115	597,398	396,351	304,144	1,544,008
Loss for the period	(593,406)	(157,740)	(397,371)	(570,550)	(1,719,067)
Operating profit (loss)	(505,294)	(90,532)	(331,246)	(515,408)	(1,442,480)
Loss attributable to common shareholders	(620,631)	(185,265)	(424,596)	(570,550)	(1,801,042)
Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding	244,411,088	246,361,041	249,097,860	270,974,359	252,683,865

	6/30/2006	9/30/2006	12/31/2006	3/31/2007	FYE 2007
Revenues	$21,105	$13,017	$1,302,312	$478,580	$1,815,014
Gross profit	4,493	419	939,544	80,785	1,025,241
Loss for the period	(1,123,576)	(1,605,462)	(156,433)	(243,802)	(3,129,273)
Operating profit (loss)	(683,685)	(878,706)	226,003	(731,884)	(2,068,272)
Loss attributable to common shareholders	(1,157,284)	(1,638,388)	(185,746)	(270,728)	(3,252,146)
Basic earnings per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding	200,431,000	205,997,409	220,870,444	242,537,926	217,130,347

* As restated applies only to the two fiscal quarters ended September 30, 2007 and December 31, 2007. No other quarter of either fiscal 2007 or 2008 has been restated.

The gross profit for the quarter ended December 31, 2006 benefited from inclusion of a $603,750 reduction in cost of sales due to the reversal of an impairment cost recorded in cost of sales in the prior fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company required to be included in this Item 8 are incorporated herein by reference and are set forth in a separate section of this report following Item 15 (page 35) commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS & PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our President (“Principal Executive Officer” or “PEO”) and Interim Chief Accounting Officer (“Principal Financial Officer” or “PFO”) that are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

At the conclusion of the period ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective due to the existence of a material weakness in our internal control over financial reporting, discussed below.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reposting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of e.Digital; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of e.Digital; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of e.Digital’s assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by certain of our finance and accounting personnel of the operational effectiveness of our internal control.

Based on this assessment, management identified two material weaknesses in our internal control over financial reporting: (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors, and (ii) ineffective controls over the period ending closing process that failed to identify a misclassification of supplier material transfers during the second and third quarter of fiscal 2008. While these material weaknesses did not have an effect on our reported results or any related disclosure, they nevertheless constituted deficiencies in our controls. In light of these material weaknesses management concluded that our internal control over financial reporting needs improvement and was not effective. Due to our small size and limited financial resources we rely on part-time personnel to assist in the closing process with limited knowledge of daily operations. Also due to our size and limited resources it is difficult to attract qualified independent directors and qualified audit committee members. Management has concluded that with certain management oversight controls that are in place, the risks associated with the use of part-time personnel in the closing process and the lack of independent audit committee oversight are not sufficient to justify the costs of adding personnel, additional directors and independent audit committee members at this time. Management will periodically reevaluate this situation. If we secure sufficient capital or improve our operating results it is our intention to hire additional full-time accounting and reporting personnel and change the composition and/or size of the Board of Directors with emphasis on recruiting qualified independent audit committee members.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls
Our management, including the PEO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

Changes In Internal Control Over Financial Reporting
No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by this Part III is omitted from this report and is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2008 (the Proxy Statement).

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Conduct Policy applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, a copy of our Code of Conduct Policy upon written request to Investor Relations, e.Digital Corporation, 16770 West Bernardo Drive, San Diego, California 92127. We also post on our website a copy of or Code of Conduct Policy at www.edigital.com.

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

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Consolidated Financial Statements
See “Index to Consolidated Financial Statements” on page F-1.

(b) Exhibits
Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by the company as indicated below.

Exhibit
Number	Sequential Description

2.1	Plan of Reorganization and Agreement of Merger, dated July 1996 and filed as Exhibit A to the Company’s July 3, 1996 Proxy Statement.

3.1	Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996) and filed as Exhibit B to the Company’s July 3, 1996 Proxy Statement.

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

3.2	Bylaws of the Company, filed as Exhibit C to the Company’s July 3, 1996 Proxy Statement.

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock filed with the State of Delaware on September 19, 1997 and filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 3, 1997.

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock filed with the State of Delaware on June 24, 1999, and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed with the State of Delaware on October 4, 2000 and filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-3 dated November 3, 2000.

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

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series EE preferred stock filed with the State of Delaware on November 19, 2004 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.1
Form of Stock Purchase Warrant (Series EE Warrants) exercisable until November 2006 issued to seventeen accredited investors for an aggregate of 4,070,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.55 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.2
Form of 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of June 30, 2005 entered into with certain accredited investors in a maximum aggregate amount of $1,000,000 and filed as Exhibit 4.50 to the Company’s 2004 Form 10-K.

4.2.1
Form of First Amendment to 12% Subordinated Promissory Note dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.51.1 to Form 8-K dated July 13, 2005.

4.2.2
Form of Second Amendment to 12% Subordinated Promissory Note dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.50.2 to Form 8-K dated November 8, 2005.

4.2.3
Form of Amendment to 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Purchaser) filed as Exhibit 4.50.1 to Form 8-K dated November 8, 2005.

4.3
Form of Stock Purchase Warrant exercisable until June 30, 2007 issued to certain accredited investors for up to an aggregate of 2,000,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

4.3.1
Form of First Amendment to Stock Purchase Warrant dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Holder) filed as Exhibit 4.51.2 to Form 8-K dated July 13, 2005.

4.4
Form of Restricted Common Stock Purchase Agreement, dated February 24, 2006 between the Company and certain accredited investors for purchase of 18,750,000 common shares (individual agreements differ only as to number of shares) and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.5
Form of Series “A” Warrant exercisable until February 28, 2009, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2006

4.6
Form of Series “B” Warrant exercisable until six months after the effectiveness of this Registration Statement or July 31, 2008 whichever is earlier, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.7
Form of New Warrant issued to 29 investors in August and September 2006 for an aggregate of 2,331,572 common shares exercisable at $0.15 per share through August 31, 2009 filed as Exhibit 4.53 to Form 8-K dated August 28, 2006

4.8	Exchange Agreement between the Company and Davric Corporation dated December 1, 2006 filed as Exhibit 99.1 to Form 8-K dated December 12, 2006.

4.8.1	7.5% Convertible Subordinated Term Note issued by the Company to Davric Corporation dated December 1, 2006 filed as Exhibit 99.2 to Form 8-K dated December 12, 2006.

4.9	Common Stock Purchase Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.1 to Form 8-K dated January 8, 2007.

4.10	Registration Rights Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.2 to Form 8-K dated January 8, 2007.

10.1
Lease Agreement between the Company and LBA Industrial Fund – Holding Co. II, Inc. and Innsbruck Holdings, L.P. dated March 3, 2006 and filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

10.3	Secured Promissory Note of the Company to ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.3 to Form 8-K dated March 28, 2007.

10.3.1	Loan Extension Agreement between the Company and ASI Capital Corporation dated as of September 28, 2007 and previously files as Exhibit 99.1 to Form 8-K dated October 15, 2007.

10.3.2	Secured Promissory Note of the Company to ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.1 to Form 8-K dated January 4, 2008.

10.4	Security Agreement between the Company and its subsidiary and ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.4 to Form 8-K dated March 28, 2007.

10.4.1	Security Agreement between the Company and its subsidiary and ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.2 to Form 8-K dated January 4, 2008.

10.5	Stock Option Plan adopted by the Company on September 29, 1994 ("1994 Plan"), filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB.

10.5.1	First Amendment to Stock Option Plan adopted by the Company on January 26, 1996 and filed previously as Exhibit 10.14.1 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

10.5.2	Second Amendment to Stock Option Plan adopted by the Company on September 3, 1997 and filed previously as Exhibit 10.14.2 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

10.5.3	Third Amendment to Stock Option Plan adopted by the Company on November 9, 2000 and filed previously as Exhibit B to the Company's Annual Report on Schedule 14A dated September 22, 2000.

10.6	2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.6.1	Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.6.2	Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.7	Employment letter between the Company and William A. Blakeley dated October 20, 2005 filed as Exhibit 99.2 to Form 8-K dated October 27, 2005.

10.7.1
Inducement Stock Option Grant Notice and Inducement Stock Option Agreement for William A. Blakeley dated November 14, 2005 and filed previously as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.7.2
Special Stock Option Grant Notice and Stock Option Agreement for William A. Blakeley dated March 30, 2006 and filed previously as Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

21.1	List of subsidiaries. *

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, Chief Executive Officer.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Principal Accounting Officer.*

32.1
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William Blakeley, Chief Executive Officer and Robert Putnam, Principal Accounting Officer.*

* Filed concurrently herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation

By:	/s/ WILLIAM BLAKELEY
President and Chief Technical Officer

Date: June 17, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WILLIAM BLAKELEY	President and Chief Technical Officer	June 17, 2008
William Blakeley	(Principal Executive Officer)

/s/ ALEX DIAZ	Chairman of the Board and Director	June 17, 2008
Alex Diaz

/s/ ROBERT PUTNAM	Senior Vice President and Director	June 17, 2008
Robert Putnam	Interim Chief Accounting Officer and
Secretary (Principal Financial and Accounting Officer)

/s/ ALLEN COCUMELLI	Director	June 17, 2008
Allen Cocumelli

/s/ RENEE WARDEN	Director	June 17, 2008
Renee Warden

INDEX TO FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF SINGER LEWAK GREENBAUM & GOLDSTEIN LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND 2007	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2008 AND 2007	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED MARCH 31, 2008 AND 2007	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2008 AND 2007	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
e.Digital Corporation
San Diego, CA

We have audited the consolidated balance sheets of e.Digital Corporation and subsidiary (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” on April 1, 2007.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” on April 1, 2006.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of March 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and its total liabilities exceeds its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Singer Lewak Greenbaum & Goldstein LLP

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Irvine, CA
June 17, 2008

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS
[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2008	2007
	$	$
ASSETS
Current
Cash and cash equivalents	122,116	694,757
Accounts receivable, trade	174,905	37,029
Inventory	489,238	309,392
Deposits and prepaid expenses	34,717	50,999
Total current assets	820,976	1,092,177
Property and equipment, net of accumulated depreciation of $485,037 and $472,063, respectively	40,061	36,206
Prepaid transaction costs	-	628,584
Total assets	861,037	1,756,967
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	836,217	687,132
Other accounts payable and accrued liabilities	198,210	131,107
Accrued employee benefits	149,483	149,528
Customer deposits	80,000	118,850
Deferred revenue	36,500	-
Dividends	-	464,025
Current maturity of convertible term note, net of $25,842 and $34,000 of debt discount	366,989	138,902
Secured promissory note, net of $4,131 and $-0- for debt discount	445,869	750,000
Total current liabilities	2,113,268	2,439,544
Long-term convertible term note, net of $6,141 and $31,983 of debt discount	381,093	748,082
Deferred revenue - long term	72,000	6,000
Total long-term liabilities	453,093	754,082
Total liabilities	2,566,361	3,193,626

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series D Convertible Preferred stock 250,000 shares designated: -0- and 91,000 issued and outstanding, respectively. Liquidation preference of $-0- and $1,347,099, respectively	-	910,000
Common stock, $0.001 par value, authorized 300,000,000, 272,494,867 and 243,453,037 shares issued and outstanding, respectively	272,495	243,453
Additional paid-in capital	80,103,769	78,236,434
Dividends	-	(464,025)
Accumulated deficit	(82,081,588)	(80,362,521)
Total stockholders' deficit	(1,705,324)	(1,436,659)

Total liabilities and stockholders' deficit	861,037	1,756,967

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended March 31
	2008 $	2007 $
Revenues:
Products	4,841,855	1,815,014
Services	710,766	-
	5,552,621	1,815,014

Cost of revenues:
Products	3,854,941	789,773
Services	153,672	-
	4,008,613	789,773
Gross profit	1,544,008	1,025,241

Operating expenses:
Selling and administrative	1,980,451	1,618,973
Research and related expenditures	1,006,037	1,474,540
Total operating expenses	2,986,488	3,093,513

Operating loss	(1,442,480)	(2,068,272)

Other income (expense):
Interest and other income	41,114	12,729
Interest expense	(237,020)	(1,357,029)
Other	(80,681)	283,299
Other expense	(276,587)	(1,061,001)

Loss and comprehensive loss for the period	(1,719,067)	(3,129,273)
Accrued dividends on the Series D and EE Preferred stock	(81,975)	(122,873)
Loss attributable to common stockholders	(1,801,042)	(3,252,146)
Loss per common share - basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding	252,683,865	217,130,347

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
[See Note 1 – Nature of Operations and Basis of Presentation]

	Preferred stock	Common stock		Additional		Accumulated
	Amount	Shares	Amount	paid-in capital	Dividends	deficit
Balance, March 31, 2006	1,210,000	200,431,000	200,431	73,710,110	(402,305)	(77,172,095)
Stock-based compensation	-	-	-	254,275	-	-
Shares issued for conversion of Series D preferred stock	(50,000)	907,123	907	71,664	22,570	(22,570)
Shares issued for conversion of Series EE preferred stock	(250,000)	3,607,289	3,607	284,976	38,583	(38,583)
Dividends on Series D and EE preferred stock	-	-	-	-	(122,873)	-
Value assigned to inducement warrants	-	-	-	230,709	-	-
Shares issued upon exercise of warrants	-	11,236,500	11,236	1,028,291	-	-
Shares issued upon conversion of notes	-	18,750,000	18,750	1,481,250	-	-
Shares issued for note refinancing	-	500,000	500	77,000	-	-
Shares issued for term debt payments	-	154,459	155	29,845	-	-
Shares issued for services	-	200,000	200	33,800	-	-
Shares issued for financing commitment	-	3,500,000	3,500	591,500	-	-
Proceeds from sale of common stock at $0.12 per share	-	4,166,666	4,167	495,833	-	-
Offering costs on sale of common stock	-	-	-	(52,819)	-	-
Loss and comprehensive loss	-	-	-	-	-	(3,129,273)
Balance, March 31, 2007	910,000	243,453,037	243,453	78,236,434	(464,025)	(80,362,521)
Dividends on Series D preferred stock	-	-	-	-	(81,975)	-
Shares issued for conversion of Series D preferred stock	(910,000)	18,200,000	18,200	891,800	546,000	-
Shares issued upon exercise of options	-	76,166	76	11,234	-	-
Shares issued upon exercise of warrants	-	2,681,000	2,681	211,799	-	-
Shares issued for term debt payments	-	1,623,808	1,624	238,376	-	-
Shares issued for debt financing fees	-	177,581	178	30,322	-	-
Proceeds from sale of common stock net of $628,584 of prepaid transaction costs	-	6,283,275	6,283	325,133	-	-
Stock-based compensation	-	-	-	158,671	-	-
Loss and comprehensive loss	-	-	-	-	-	(1,719,067)
Balance, March 31, 2008	-	272,494,867	272,495	80,103,769	-	(82,081,588)

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended March 31
	2008	2007
	$	$
OPERATING ACTIVITIES
Loss for the period	(1,719,067)	(3,129,273)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	12,974	53,757
Accrued interest related to unsecured promissory notes	-	72,332
Value assigned to inducement warrants	-	230,709
Non-cash interest from note payments paid with stock and amortization of debt discount	127,467	1,126,628
Write-off of accrued lease liability	-	(515,000)
Warranty provision	166,126	24,283
Stock-based compensation	158,671	254,275
Changes in assets and liabilities:
Accounts receivable, trade	(137,876)	(34,359)
Inventory	(179,846)	(309,392)
Prepaid expenses and other	16,282	(19,332)
Accounts payable, trade	149,085	425,936
Other accounts payable and accrued liabilities	(1,963)	5,679
Customer deposits	(38,850)	(674,900)
Accrued employee benefits	(45)	32,420
Warranty reserve	(97,060)	-
Deferred revenue	102,500	-
Cash used in operating activities	(1,441,602)	(2,456,237)

INVESTING ACTIVITIES
Purchase of property and equipment	(16,829)	(27,455)
Cash used in investing activities	(16,829)	(27,455)

FINANCING ACTIVITIES
Payments on promissory notes	(300,000)	(12,337)
Proceeds from promissory notes	-	750,000
Proceeds from sale of common stock	960,000	500,000
Payment for stock offering costs	-	(18,819)
Proceeds from exercise of warrants	214,480	934,466
Payment of prepaid transaction costs	-	(33,584)
Proceeds from exercise of stock options	11,310	-
Cash provided by financing activities	885,790	2,119,726
Net decrease in cash and cash equivalents	(572,641)	(363,966)
Cash and cash equivalents, beginning of period	694,757	1,058,723
Cash and cash equivalents, end of period	122,116	694,757

See accompanying notes to consolidated financial statements

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company has innovated a proprietary secure digital video/audio technology platform ("DVAP") and markets the eVU™ mobile entertainment device for the travel and recreational industries. The Company also owns its Flash-R™ portfolio of patents related to the use of flash memory in portable devices and has commenced activities to license the portfolio.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last two years and has an accumulated deficit of $82,081,588 at March 31, 2008 (2007 - $80,362,521). At March 31, 2008, the Company had a working capital deficiency of $1,292,292. Substantial portions of the losses are attributable to marketing costs of the Company’s products and expenditures on research and development of technologies. The Company’s operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) executing a strategy to monetize the Flash-R patent portfolio; (c) controlling overhead and expenses; and (c) raising additional capital and/or obtaining financing. The Company obtained $960,000 of equity proceeds pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”) during the year ended March 31, 2008. At March 31, 2008 the Company could access an estimated $1.4 million of additional funding pursuant to this agreement (or a maximum of up to $7 million at higher stock prices). Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

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
March 31, 2008

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

Loss per share
Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity. At March 31, 2008, stock options, warrants and notes exercisable into 15,828,957 shares of common stock were outstanding (2007 – 36,564,110). These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

The provisions of each of the Company’s former series D and EE of preferred stock provided for a 12% and 8% per annum accretion, respectively in the conversion value (similar to a dividend). These amounts increased the net loss available to common stockholders. All such shares of preferred stock had been converted into common stock by March 31, 2008. Net loss available to common stockholders is computed as follows:

Years ended March 31,	2008	2007
Net loss	$(1,719,067)	$(3,129,273)
Accretion on preferred stock:
Series D preferred stock, 12% stated rate	(81,975)	(112,364)
Series EE preferred stock, 8% stated rate	-	(10,509)
Net loss available to common stockholders	$(1,801,042)	$(3,252,146)

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

Revenue recognition
The Company recognizes product revenue upon shipment of a product to the customer, FOB shipping point, or upon acceptance by the customer depending on the specific contract terms, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Research and development contract revenues on short-term projects or service revenue is recognized once the services or product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is more than perfunctory to the services or product that has not been delivered, revenue will be deferred and recognized evenly over the remaining term of the undelivered element.

During fiscal 2008 service revenues included revenue from coding, encrypting and integrating content for periodic uploading to hardware players. Revenue is recognized upon acceptance of the content master file by the customer if the fee is fixed and determinable, collection of the resulting receivables is probable and there are no resulting obligations.

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), when an arrangement contains multiple elements with standalone value, such as hardware and content or other services, revenue is allocated based on the fair value of each element as evidenced by vendor specific objective evidence. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or services. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the Company’s revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until the Company can objectively determine the fair value of all remaining undelivered elements.

Revenue from separately priced extended warranty or product replacement arrangements is deferred and recognized to income on a straight-line basis over the contract period. The Company evaluates these arrangements to determine if there are excess costs greater than future revenues to be recorded as a loss.

Funds received in advance of meeting the criteria for revenue recognition are deferred and are recorded as revenue as they are earned. Any amounts related to periods beyond twelve months are considered long-term deferred revenue.

Foreign currency translation
The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows: (i) monetary items at the rate prevailing at the balance sheet date, and (ii) revenue and expenses at the average rate in effect during the applicable accounting period. Exchange gains or losses are included in other income (expense) for the reporting period. To date foreign currency transactions are primarily undertaken in European countries. Foreign currency gain for the year ended March 31, 2008 was $20,515 (2007-$-0-).

Deferred revenue and deposits
Deferred revenue and deposits relates primarily to prepaid extended warranty arrangements and product sales or services paid but not delivered at period end. The Company has certain customer arrangements providing for multiple year content services. To the extent deferred services are to be provided beyond twelve months they are treated as long-term.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

Deposits and prepaid expenses
Deposits and prepaid expenses are recorded at amounts paid to suppliers or others. Amounts recorded are evaluated for impairment each reporting period. During fiscal 2007 a contract manufacturer delivered to the Company products against a $603,750 deposit that had been previously considered impaired and the impairment charge was reversed at the time of recognition of revenue to the customer (fiscal 2007). Cost of revenues for fiscal 2007 was reduced by the reversal of this charge upon delivery of products to the Company’s customer.

Inventory
Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value.

Due to the use of a turn-key contract manufacturers for major products and accessories, the Company does not generally take title until receipt of finished goods and accordingly does not normally maintain significant inventories of raw materials or assemblies. See Note 14 for purchase commitments.

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

Intangible assets
Intangible assets include third party costs relating to obtaining patents, which are deferred when management is reasonably certain the patent will be granted. Such costs are amortized to operations over the life of the patent. If management determines that development of products to which patent costs relate is not reasonably certain, or that deferred patent costs exceed net recoverable value, such costs are charged to operations. Intangible assets also include website development costs incurred during the application development stage of the Company’s website which have been capitalized and were amortized over a two year period on the straight-line method. All other patent and website related costs are charged to operations when incurred. Amounts recorded are evaluated for impairment each reporting period.

Advertising
Advertising costs are charged to expense as incurred. The Company expensed $37,503 and $1,020 for the years ending March 31, 2008 and 2007, respectively.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See Note 10 for additional information regarding warranties.

Other income (expense)
Interest and other income for the year ended March 31, 2008 includes interest income of $599 (2007 - $12,729), a total of $20,000 (2007 - $-0-) from the sale of trademark rights and $20,515 (2007 - $-0-) of foreign exchange income.

Interest expense includes interest expense and non-cash amortization of debt discounts.

The other category includes financing related royalty expense of $78,860 for the year ended March 31, 2008 (2007 - $15,280) and for the year ended March 31, 2007 includes $230,709 of warrant inducement expense and also in 2007 a $515,345 gain from a debt settlement. The warrant inducement expense represented the fair value of 2,331,572 warrants issued as an inducement for early exercise of 9,442,750 outstanding warrants resulting in proceeds of $893,701. The debt settlement gain arose from the reversal of a lease termination liability deemed extinguished under Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt”as a result of the tolling of the statute of limitations on recovery by the lessor.

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

Income taxes
The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides a full valuation reserve related to its net deferred tax assets. In the future, if sufficient evidence of an ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce the valuation allowances, resulting in income tax benefits in the consolidated statement of operations. The Company evaluates the realizability of the deferred tax assets and assesses the need for valuation allowance quarterly. The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.

The Company adopted the provisions of Financial Accounting Standards Board interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment for uncertain tax provisions and the total amount of unrecognized tax benefits as of April 1, 2007 was $-0-. At the adoption date of April 1, 2007, deferred tax assets were fully reserved by a valuation allowance to reduce the deferred tax assets to zero, the amount that more likely than not is expected to be realized. The Tax Reform Act of 1986 (the Act) provides pursuant to Internal Revenue Code Sections 382 and 383 for a limitation of the annual use of net operating loss and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes as a result of past financings and could experience future ownership changes. The Company has not performed an analysis of its deferred tax assets for net operating losses or any possible research and development credits. Accordingly, the deferred tax assets related to net operating losses and the offsetting valuation allowance have been removed from deferred tax assets until such an analysis is documented.

 e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2008, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2003 through 2007 remain open under the statue of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (NOL) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1992.

Stock based compensation
The Company has adopted stock plans as summarized in Note 13 below. The Company adopted SFAS No. 123 (R), “Share Based Payment”, effective April 1, 2006 using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Prior to April 1, 2006 the Company followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for stock compensation.

Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services,” and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

The Company recorded $158,671 and $254,275 of stock compensation expense for the years ended March 31, 2008 and 2007, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year ended March 31,	2008 $	2007 $
Cost of revenues	14,411	-
Research and development	33,785	66,833
Selling and administrative	110,475	187,442
Total stock-based compensation expense	158,671	254,275

Comprehensive loss
Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2008 and 2007, there were no material differences between comprehensive loss and net loss for the year.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

Common stock issued for services or payments
The Company records compensation expense for common stock issued for services based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing-bid stock price on the day of issuance or the market price defined in any underlying agreement as long as such price closely approximates market price.

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

Reclassifications and Quarterly Restatement
Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no affect on the reported net loss. The Company has also restated the results for the two quarters ended September 30, 2007 and December 31, 2007 to correct for a misclassification of supplier material transfers that overstated both revenues and cost of sales in the two quarters but did not impact operating loss or net loss for any previously reported period. See Note 15.

Recent accounting pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for fiscal year 2009, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS Nos. 157 and 159, and has not yet determined the likely, if any, impact on its future financial statements.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any SFAS No. 161 will have on its consolidated financial statements.

3. CREDIT RISK
Financial instruments totaling $233,349 (2007 - $655,798) that potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with two financial institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Amounts due from three customers comprised approximately 32%, 24% and 22% of accounts receivable at March 31, 2008 (2007- one customer comprised 86%).

4. MAJOR CUSTOMERS AND SUPPLIERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three customers comprised approximately 30%, 20% and 13% of revenues respectively in fiscal 2008 (2007 - two customers comprised approximately 53% and 39%). The Company purchases its primary components from three suppliers accounting for 61%, 14% and 10% of total purchases respectively for fiscal 2008. Purchased from one supplier accounted for 73% of total purchases for fiscal 2007. The provision for doubtful accounts receivable at March 31, 2008 and 2007 was $-0-.

5. STATEMENT OF CASH FLOWS
The Company had non-cash operating and financing activities and made cash payments as follows:

	For the year ended March 31,
	2008 $	2007 $
Non-cash financing activities:
Common stock issued on conversion of preferred stock	1,456,000	361,154
Shares issued on conversion of debt	—	1,500,000
Shares issued for term debt payments	240,000	17,920
Shares issued for financing commitment	—	595,000
Shares issued for financing fees	30,500	77,500
Note principal applied to exercise of warrants	—	105,062
Value assigned to common shares issued for placement costs	—	34,000
Accrued dividends on preferred stock	81,975	122,873
Value assigned to inducement warrants for early exercise of warrants	—	230,709
Cash payments for interest were as follows:
Interest	109,553	153,063

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

6. INVENTORIES
Inventories consist of the following:

	March 31,
	2008 $	2007 $
Raw materials	41,354	558
Work in process	217,820	-
Finished goods	230,064	308,834
	489,238	309,392

7. PROPERTY AND EQUIPMENT

	Cost $	Accumulated depreciation and amortization $	Net book value $
March 31, 2008
Computer hardware and software	107,117	84,493	22,624
Furniture and equipment	26,499	26,499	—
Machinery and equipment	82,912	79,933	2,979
Leasehold improvements	1,639	328	1,311
Tooling	224,372	211,225	13,147
	442,539	402,478	40,061

March 31, 2007
Computer hardware and software	91,927	80,832	11,095
Furniture and equipment	26,499	26,499	—
Machinery and equipment	82,912	77,521	5,391
Tooling	224,372	204,652	19,720
	425,710	389,504	36,206

8. INTANGIBLE ASSETS

	Cost $	Accumulated amortization $	Net book value $
March 31, 2008
Website development costs	43,150	43,150	—
Patents and licenses	39,409	39,409	—
	82,559	82,559	—
March 31, 2007
Website development costs	43,150	43,150	—
Patents and licenses	39,409	39,409	—
	82,559	82,559	—

9. PROMISSORY NOTES

7.5% Convertible Subordinated Term Note

	March 31, 2008	March 31, 2007
7.5% Convertible Subordinated Term Note	$780,065	$952,967
Less unamortized debt discount	(31,983)	(65,983)
Less long-term portion – net of related unamortized debt discount	(381,093)	(748,082)
Short term portion of Convertible Subordinated Term Note	$366,989	$138,902

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

On December 12, 2006 the Company exchanged the balance of two short-term 15% Unsecured Promissory Notes due December 31, 2006 for (i) a new 7.5% Convertible Subordinated Term Note, with principal and interest payable monthly, in the principal amount of $970,752 due November 30, 2009 and (ii) 500,000 shares of common stock representing consideration for extending the maturity date and reducing the interest rate from 15% to 7.5%. As a consequence of the exchange, the previously outstanding 15% Unsecured Promissory Notes due December 31, 2006 were cancelled.

The Company evaluated the note exchange under FASB No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings” and determined that no gain or loss should be recorded as a result of the exchange. The fair value of the 500,000 shares issued of $77,500 is a debt discount being amortized over the term of the note using the interest method.

The 7.5% Convertible Subordinated Term Note provided for monthly principal and interest installments of $6,000 starting December 2006, increased to $15,000 in February 2007, increased to $30,000 starting in December 2007 and $50,000 in December 2008 with maturity November 30, 2009. Commencing with the February 2007 installment payment, the Company had the option, subject to certain limitations, to elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Installment note payments must be paid in cash if the computed average price is less than $0.10 per share. Subject to certain notice periods and other limitations, the balance of the note is convertible by the holder at $0.30 per common share and the Company may elect to call the note for mandatory conversion if the closing sale price of the Company’s common stock is at least $0.40 per share for ten consecutive trading days. The Company may also prepay the note in full or in minimum payments of $50,000 on ten-day notice. The note may be subordinate to certain future senior indebtedness.

The Company made note payments in February and March 2007 (fiscal 2007 - $30,000 representing 154,459 shares of common stock) and April 2007 through March 2008 (fiscal 2008 - $240,000 representing 1,623,808 shares of common stock) in shares of common stock. Subsequent to March 31, 2008 through May 31, 2008 the Company made two monthly note payments aggregating $60,000 through the issuance of 511,083 shares of common stock.

18% Secured Promissory Note

	March 31, 2008	March 31, 2007
18% Secured Promissory Note	$450,000	$750,000
Less unamortized debt discount	(4,131)	-
Net	$445,869	$750,000

In March 2007 the Company obtained $750,000 in short-term purchase order financing from a commercial lender pursuant to an 18% secured promissory note with interest payable monthly for any full or partial month the principal is outstanding subject to a security agreement providing a security interest in substantially all of the Company’s assets. The Company has made principal reductions of $300,000. Effective with the latest amendment dated December 23, 2007, the remaining $450,000 balance of the note was extended to June 23, 2008. The note, as amended and restated, contains no prepayment fee and provides customary late payment penalties and default provisions. On April 2, 2007 the Company paid a $15,000 finance charge by issuing 73,385 restricted shares of common stock with such finance charge being amortized over the original note term. On October 9, 2007 the Company paid an additional $6,500 finance charge by issuing 34,537 restricted shares of common stock. Upon the December 23, 2007 amendment the Company paid an additional $9,000 finance charge by issuing 69,659 restricted shares of common stock.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

12% Convertible Subordinated Promissory Notes and Related Royalty Obligation
During the period September through December 2006 an aggregate of $1,500,000 of previously issued 12% Convertible Subordinated Promissory notes were converted into 18,750,000 common shares and related remaining debt discount (arising from the value of warrants issued with the debt and conversion price and warrant exercise price antidilution adjustments) was charged as non-cash interest expense. Noteholders that acquired $500,000 of 12% Subordinated Promissory Notes are entitled to receive a royalty (in lieu of the warrants granted to original purchasers of such notes) equal to (i) the principal of the notes purchased divided by (ii) $500,000 multiplied by (iii) Twenty Dollars ($20.00) for each entertainment device sold during the calendar years of 2006, 2007 and 2008.

The Company recorded in other income and expenses royalty expense related to the $500,000 of notes as described above of $78,860 for the year ended March 31, 2008 (2007 - $15,280).

10. WARRANTY RESERVE
Details of the estimated warranty liability are as follows:

	Year Ended March 31,
	2008 $	2007 $
Beginning balance	40,072	15,789
Warranty provision	166,126	24,283
Warranty usage	(97,060)	-
Ending balance	109,138	40,072

11. INCOME TAXES
There is no net provision for income taxes in 2008 and 2007 as the Company incurred losses in each year. Our federal statutory tax rate is 35% while our effective tax rate is 0%. Differences between the federal statutory and effective tax rates result from the establishment of a valuation allowance to reduce the carrying value of deferred tax assets to zero.

The Company has U.S. federal net operating loss carryforwards available at March 31, 2008 of approximately $58,700,000 (2007 - $57,400,000) that will begin to expire in 2008. The Company has state net operating loss carryforwards of $18,600,000 (2007 - $17,240,000) that will begin to expire in 2010. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards.

The Company adopted the provisions of FIN 48 on April 1, 2007 and commenced analyzing filing positions in the jurisdictions where we are required to file income tax returns. As a result of the implementation of FIN 48, the Company recognized no adjustment for uncertain tax provisions and the total amount of unrecognized tax benefits as of April 1, 2007 was $-0-. The Tax Reform Act of 1986 (the Act) provides pursuant to Internal Revenue Code Sections 382 and 383 for a limitation of the annual use of NOL and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced various ownership changes as a result of past financings and could experience future ownership changes. The Company's ability to utilize the aforementioned carryforwards may therefore be significantly limited. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these reduced attributes for federal income tax purposes. The Company has not performed an analysis of its deferred tax assets for net operating losses or any possible research and development credits sufficient to meet the more likely than not threshold required by FIN 48. Accordingly, the deferred tax assets related to net operating losses and the offsetting valuation allowance were removed from deferred tax assets at April 1, 2007 until such an analysis is documented.

The Company’s deferred tax liabilities were $36,000 and $580,000 at March 31, 2008 and 2007, respectively. As discussed above, as of April 1, 2007, the Company removed its net operating losses from deferred tax assets and the offsetting valuation allowance until documented by a Section 382 analysis. The remaining deferred tax assets at March 31, 2008 were $210,000 and deferred tax assets at March 31, 2007 were $21,820,000 including the net operating losses. A full valuation allowance of $174,000 and $21,240,000 was established to offset the net deferred tax assets at March 31, 2008 and 2007, respectively, as realization of these assets is uncertain. As of March 31, 2008, management believes that it is more likely than not that the net deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

12. CAPITAL STOCK
Authorized capital
The authorized capital of the Company consists of 300,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

Common stock
The issued common stock of the Company consisted of 272,494,867 and 243,453,037 common shares as of March 31, 2008 and 2007, respectively.

Preferred stock
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share in exchange for an aggregate amount of $2,050,000 of notes payable. During the year ended March 31, 2008 the remaining 91,000 preferred shares were converted into 18,200,000 shares of common stock (2007 – 5,000 preferred shares converted to 907,123 shares of common stock) and no preferred shares remained outstanding at March 31, 2008.

On November 30, 2004, the Company issued 18,500 shares of 8% Series EE Convertible Preferred Stock (the "Series EE Stock") at a per share price of $100 for an aggregate amount of $1,850,000. During the year ended March 31, 2007 the remaining 2,500 preferred shares were converted into 3,607,289 shares of common stock and no preferred shares remained outstanding at March 31, 2007 or 2008.

The accretion (similar to a dividend) on the Series D and Series EE Stock was recorded as a liability and a reduction of stockholders equity until conversion. At March 31, 2007 the dividend liability was $464,025 (March 31, 2008 - $-0-, as all preferred stock had been converted to common stock).

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

Under the terms of the agreement, the Company issued 3,500,000 shares of common stock to Fusion for no consideration as a commitment fee and 200,000 shares of common stock as an expense reimbursement fee. The fair value of the 3,700,000 shares was $629,000 and recorded as offering costs along with legal and related direct costs of $52,403. A total of $52,819 of these costs were associated with the January 2007 sale of common stock and $628,584 (balance at March 31, 2007) was recorded as prepaid transaction costs and then discounted against subsequent stock sales during fiscal 2008.

A total of 15,000,000 shares were registered for sale under a related registration rights agreement declared effective on February 9, 2007, accordingly the Company was limited to selling the lesser of 15,000,000 shares or $8 million. The Company is required to maintain effectiveness of the registration statement until the earlier of the date that Fusion may sell the shares without restriction pursuant to Rule 144(k) or the date that Fusion has sold all registered shares and no available unpurchased shares remain under the agreement. Upon occurrence of certain events of default as defined, including lapse of effectiveness of the registration statement for 10 or more consecutive business days or for 30 or more business days within a 365-day period, suspension of trading for 3 consecutive business days, delisting of the shares from the principal market on which they are traded, failure by the stock transfer agent to issue shares within 5 business days, or other material breaches, Fusion may terminate the stock purchase agreement. The Company may terminate the agreement at any time.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

During the year ended March 31, 2008, the Company sold 6,283,275 common shares to Fusion under the agreement for cash of $960,000. Assuming a purchase price of $0.16 per share (the closing sale price of the common stock on March 31, 2008) the maximum remaining under the common stock purchase agreement was an additional $1.4 million. Subsequent to March 31, 2008 during the period to May 31, 2008, the Company sold an additional 2,181,991 common shares to Fusion under the agreement for cash of $260,000.

Share warrants
A summary of warrant activity during the years ended March 31, 2007 and 2008 is presented below:

	Number	Average Purchase Price Per Share $
Shares purchasable under outstanding warrants at March 31, 2006	14,082,500	0.09
Stock purchase warrants issued	2,331,572	0.15
Stock purchase warrants exercised	(11,236,500)	0.09
Shares purchasable under outstanding warrants at March 31, 2007	5,177,572	0.11
Stock purchase warrants issued	-	-
Stock purchase warrants exercised	(2,681,000)	0.08
Stock purchase warrants expired	(165,000)	0.08
Shares purchasable under outstanding warrants at March 31, 2008	2,331,572	0.15

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

The Company recorded a non-cash other expense in the statement of operations for $230,709 during fiscal 2007 representing the fair value of the 2,331,572 New Warrants issued as an inducement for early exercise. Fair value was determine using the Black-Scholes option pricing model assuming no expected dividends, 120% volatility, expected life of 3 years and a risk-free interest rate of 4.85%.

During the year ended March 31, 2007 a total of 1,793,750 other warrants were exercised for cash proceeds of $129,844 and debt reduction of $16,000. During the year ended March 31, 2008 a total of 2,681,000 warrants were exercised for cash proceeds of $214,480. No inducement was granted in connection with these warrant exercises.

At March 31, 2008 the Company had 2,331,572 outstanding share warrants exercisable through August 31, 2009, entitling the holders to purchase one common share at $0.15 per common share for each warrant held (subject to certain future antidilution price protection):

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

13. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Option Plans
The Company has stock options outstanding under two stock option plans. The 1994 Stock Option Plan entitled certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and expired on August 18, 2004. At March 31, 2008 there were options outstanding on 2,827,500 common shares pursuant to the 1994 Plan.

The 2005 Equity-Based Compensation Plan was approved by the stockholders on August 5, 2005 and covers a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants. At March 31, 2008 there were options outstanding on 6,319,667 common shares pursuant to the 2005 Plan with options on 3,630,833 shares available for future grant under the 2005 Plan.

The Company has granted options outside the above plans as inducements to new employees and for the continued service of key employees. At March 31, 2008 there were options outstanding on 1,750,000 common shares from grants outside the stock option plans.

Stock-Based Compensation Information Under SFAS No. 123R)
The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended March 31, 2008 and 2007 (annualized percentages):

	Year Ended March 31,
	2008	2007
Volatility	78%	82%-91%
Risk-free interest rate	4.1%-5.0%	4.4%-4.7%
Forfeiture rate	5.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	3	4
Weighted-average fair value of options granted	$0.10	$0.11

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, “Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term,” to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

Since the Company has a net operating loss carryforward as of March 31, 2008, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2008. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2008 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2008 total estimated compensation cost of options granted but not yet vested was approximately $55,257 and is expected to be recognized over the weighted average period of 1.2 years.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

Stock Option Summary Information
During 2008, 880,000 (2007 – 973,000) options were granted at exercise prices ranging from $0.18 to $0.185 (2007 - $0.145 to $0.23) per share. The following table summarizes stock option transactions:

	Shares #	Weighted average exercise price $	Aggregate Intrinsic Value $
Outstanding March 31, 2006	11,071,666	0.19
Fiscal 2007
Granted	973,000	0.16
Canceled/expired	(1,010,000)	0.31
Outstanding March 31, 2007	11,034,666	0.17	900,904
Exercisable at March 31, 2007	8,015,835	0.18	634,241
Fiscal 2008
Granted	880,000	0.18
Exercised	(76,166)	0.15
Canceled/expired	(941,333)	0.54
Outstanding March 31, 2008	10,897,167	0.16	183,813
Exercisable at March 31, 2008	9,769,916	0.15	183,813

The following table summarizes the number of options exercisable at March 31, 2008 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2008	Number exercisable at March 31, 2008	Weighted Average exercise price	Weighted average remaining contractual life	Weighted average Exercise price of options exercisable at March 31, 2008
$	#	#	$	Years	$
$0.09	1,500,000	1,500,000	0.09	2.6	0.09
$0.145-$0.16	6,779,167	6,279,167	0.15	1.6	0.15
$0.18-$0.28	2,568,000	1,940,749	0.21	1.5	0.22
$0.42-$0.55	50,000	50,000	0.44	0.8	0.44

The options generally vest over a period of two to three years. Options on 500,000 shares are subject to and vest based on future performance conditions.

Subsequent to March 31, 2008 and through May 31, 2008 the Company granted options to employees and consultants on 700,000 shares exercisable at $.11 per share and options on an aggregate of 1,304,167 shares expired or were forfeited.

14. COMMITMENTS AND CONTINGENCIES

Legal Matters

Business Litigation
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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

Intellectual Property Litigation
In March 2008, the Company filed a complaint against Avid Technology, Casio America, LG Electronics USA, Nikon, Olympus America, Samsung Electronics America, and Sanyo North America in the U.S. District Court for the Eastern District of Texas asserting that products made by the listed companies infringe four of the Company's U.S. patents covering the use of flash memory technology. These patents are part of the Company’s Flash-R™ patent portfolio. In September 2007 the Company filed a similar suit in the same jurisdiction against Vivitar, a wholly-owned subsidiary of Syntax-Brillian. The Company intends to pursue its claims vigorously but the litigation is in the early stage and there is no assurance of recovery. Although most fees, costs and expenses of the litigation are covered under the Company’s arrangement with Duane Morris LLP as described below, the Company may incur support and related expenses for this litigation that may become material.

Commitment Related to Intellectual Property Legal Services
On March 23, 2007 the Company entered into an agreement for legal services and a contingent fee arrangement with Duane Morris LLP. The agreement provides that Duane Morris will be the Company’s exclusive legal counsel in connection with the assertion of the Company’s flash memory related patents against infringers (“Patent Enforcement Matters’).

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

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

At March 31, 2008 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturers and component suppliers for approximately $374,000 of future deliveries.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate monthly payment of $5,980 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Office rent expense recorded by the Company for the year ended March 31, 2008 was $86,397 (2007 - $91,932).

Royalties
In connection with a prior note financing (see Note 9), the Company is obligated to pay a royalty of $20.00 for each entertainment device sold through December 31, 2008.

15. QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited income statement data for each of the Company’s last eight quarters. The two quarters ended September 30, 2007 and December 31, 2007 have been restated with comparisons to the results as previously reported. The restatement was due to an overstatement of both sales and cost of sales of $104,000 and $62,400 for the quarter ended September 30, 2007 and December 31, 2007, respectively, due to a misclassification of supplier material transfers with no effect on gross profit, operating loss or net loss in either quarter or for the fiscal year ended March 31, 2008.

	As Reported
	6/30/2007	9/30/2007	12/31/2007
Revenues	$1,304,634	$2,419,781	$1,253,247
Gross profit	246,115	597,398	396,351
Loss for the period	(593,406)	(157,740)	(397,371)
Operating profit (loss)	(505,294)	(90,532)	(331,246)
Loss attributable to common shareholders	(620,631)	(185,265)	(424,596)
Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	244,411,088	246,361,041	249,097,860

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2008

		As Restated(*)
	6/30/2007	9/30/2007	12/31/2007	3/31/2008	FYE 2008
Revenues	$1,304,634	$2,315,781	$1,190,847	$741,359	$5,552,621
Gross profit	246,115	597,398	396,351	304,144	1,544,008
Loss for the period	(593,406)	(157,740)	(397,371)	(570,550)	(1,719,067)
Operating profit (loss)	(505,294)	(90,532)	(331,246)	(515,408)	(1,442,480)
Loss attributable to common shareholders	(620,631)	(185,265)	(424,596)	(570,550)	(1,801,042)
Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding	244,411,088	246,361,041	249,097,860	270,974,359	252,683,865

	6/30/2006	9/30/2006	12/31/2006	3/31/2007	FYE 2007
Revenues	$21,105	$13,017	$1,302,312	$478,580	$1,815,014
Gross profit	4,493	419	939,544	80,785	1,025,241
Loss for the period	(1,123,576)	(1,605,462)	(156,433)	(243,802)	(3,129,273)
Operating profit (loss)	(683,685)	(878,706)	226,003	(731,884)	(2,068,272)
Loss attributable to common shareholders	(1,157,284)	(1,638,388)	(185,746)	(270,728)	(3,252,146)
Basic earnings per common share	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding	200,431,000	205,997,409	220,870,444	242,537,926	217,130,347

* As restated applies only to the two fiscal quarters ended September 30, 2007 and December 31, 2007. No other quarter of either fiscal 2007 or 2008 has been restated.

The gross profit for the quarter ended December 31, 2006 benefited from inclusion of a $603,750 reduction in cost of sales due to the reversal of an impairment cost recorded in cost of sales in the prior fiscal year.