Form 10-Q
period 2008-06-30
E DIGITAL CORP
filed 2008-08-14
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 0-20734

e.Digital Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0591385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

16770 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 304-3016
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 12, 2008 a total of 277,407,062 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)
	$	$
ASSETS
Current
Cash and cash equivalents	817,814	122,116
Accounts receivable, trade	104,230	174,905
Inventory	545,901	489,238
Deposits and prepaid expenses	36,073	34,717
Total current assets	1,504,018	820,976
Property and equipment, net of accumulated depreciation of $489,317 and $485,037, respectively	35,781	40,061
Total assets	1,539,799	861,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	1,070,544	836,217
Other accounts payable and accrued liabilities	147,573	198,210
Accrued employee benefits	154,611	149,483
Customer deposits	80,000	80,000
Deferred revenue	36,500	36,500
Current maturity of convertible term note, less $21,935 and $25,842 of debt discount	438,684	366,989
Secured promissory note, less $3,847 and $4,131 of note discount	396,153	445,869
Promissory note, less $3,627 and $-0- of note discount	36,373	—
Warrant derivative liability	185,532	—
Total current liabilities	2,545,970	2,113,268

Long-term convertible term note, less $2,489 and $6,141 of debt discount	241,112	381,093
Deferred revenue-long term	62,500	72,000
Total long-term liabilities	303,612	453,093
Total liabilities	2,849,582	2,566,361

Commitments and Contingencies

Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: 75,000 and -0- issued and outstanding, respectively. Liquidation preference of $750,308 and $-0-, respectively	481,865	—

Stockholders' deficit
Common stock, $0.001 par value, authorized 300,000,000, 276,527,941 and 272,494,867 shares and outstanding, respectively	276,528	272,495
Additional paid-in capital	80,682,619	80,103,769
Accumulated deficit	(82,750,795)	(82,081,588)
Total stockholders' deficit	(1,791,648)	(1,705,324)

Total liabilities and stockholders' deficit	1,539,799	861,037

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	June 30,
	2008	2007
Revenues:	$	$
Products	234,298	1,189,630
Services	143,429	115,004
	377,727	1,304,634

Cost of revenues:
Products	193,484	1,021,850
Services	70,186	36,669
	263,670	1,058,519
Gross profit	114,057	246,115

Operating expenses:
Selling and administrative	538,895	471,097
Research and related expenditures	146,651	280,312
Total operating expenses	685,546	751,409

Operating income (loss)	(571,489)	(505,294)

Other income (expense):
Interest and other income	5,055	159
Interest expense	(48,594)	(68,672)
Other expense	(54,179)	(19,599)
Other expense	(97,718)	(88,112)

Loss and comprehensive loss for the period	(669,207)	(593,406)
Accrued and deemed dividends on preferred stock	(1,411)	(27,225)
Loss attributable to common stockholders	(670,618)	(620,631)
Loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding	274,497,647	244,411,088

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	June 30,
	2008	2007
OPERATING ACTIVITIES	$	$
Loss for the period	(669,207)	(593,406)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	4,280	4,600
Accrued interest and accretion of discount relating to promissory notes	13,016	8,665
Interest paid with common stock	14,155	25,768
Warranty provision	10,080	44,893
Stock-based compensation	14,721	34,853
Warrant derivative revaluation	50,759	—
Changes in assets and liabilities:
Accounts receivable, trade	70,675	(801,653)
Inventories	(56,663)	135,757
Prepaid expenses and other	(1,356)	1,522
Accounts payable	284,327	252,447
Other accounts payable and accrued liabilities	(48,721)	(11,357)
Customer deposits	—	584,496
Accrued employee benefits	5,128	48,375
Deferred revenue	(9,500)	—
Warranty reserve	(15,996)	(4,712)
Cash used in operating activities	(334,302)	(269,752)
INVESTING ACTIVITIES
Purchase of property and equipment	—	(451)
Cash used in investing activities	—	(451)
FINANCING ACTIVITIES
Sale of common stock	340,000	320,000
Proceeds from sale of preferred stock	700,000	—
Payment on secured promissory note	(50,000)	—
Proceeds from unsecured promissory note	40,000	—
Cash provided by financing activities	1,030,000	320,000
Net increase in cash and cash equivalents	695,698	49,797
Cash and cash equivalents, beginning of period	122,116	694,757
Cash and cash equivalents, end of period	817,814	744,554

Supplemental disclosures of cash flow information:
Cash paid for interest	20,250	16,541
Supplemental schedule of noncash investing and financing activities:
Accounts payable exchanged for preferred stock	50,000	—
Accrued and deemed dividends on preferred stock	1,411	27,225
Term note payments paid in common stock	90,000	30,000
Financing fee paid in common stock	4,800	15,000

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

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2008, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2008 filed on Form 10-K. Certain amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

As more fully described in Note 15 to the Company’s consolidated financial statements and footnotes thereto for the year ended March 31, 2008 filed on Form 10-K, the Company restated the two quarters ended September 30, 2007 and December 31, 2007 due to an overstatement of both sales and cost of sales of $104,000 and $62,400 for the quarters, respectively, due to a misclassification of supplier material transfers with no effect on gross profit, operating loss or net loss in either quarter or for the fiscal year ended March 31, 2008. There was no change for the quarter ended June 30, 2007.

The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $82.8 million at June 30, 2008. At June 30, 2008, the Company had a working capital deficiency of $1,041,952. Substantial portions of the losses are attributable to marketing costs for new products and expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a profitable level of operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) executing a strategy to monetize the Flash-R patent portfolio; (c) controlling overhead and expenses; and (d) raising additional capital and/or obtaining financing. In addition to a sale of $750,000 of preferred stock, the Company obtained $340,000 of equity proceeds pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”) during the three months ended June 30, 2008. The Company may have access to up to $0.58 million of additional funding pursuant to this agreement (or a maximum of $6.7 million at higher stock prices). Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
On April 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on April 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on April 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s consolidated financial statements. See Note 10 - Fair Value Measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 for fiscal 2009. However the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the three months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after April 1, 2009 for the Company). Early application is not permitted. Since the Company is not contemplating any business combinations after its effective date it does not presently expect any impact of SFAS No. 141R on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

3. LOSS PER SHARE
Stock options, warrants and convertible preferred stock and debt exercisable into 29,975,052 shares of common stock were outstanding as at June 30, 2008. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

The loss attributable to common stockholders was increased by accrued and deemed dividends during the three months ended June 30, 2008 and 2007 of $1,411 and $27,225, respectively.

4. INVENTORIES
Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	June 30,	March 31,
	2008	2008
	$	$
Raw materials	34,609	41,354
Work in process	335,389	217,820
Finished goods	175,903	230,064
	545,901	489,238

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

	Three Months Ended
	June 30,
	2008	2007
	$	$
Research and development	—	13,943
Selling and administrative	14,721	20,910
Total stock-based compensation expense	14,721	34,853

As of June 30, 2008 total estimated compensation cost of options granted but not yet vested was approximately $84,000 and is expected to be recognized over the weighted average period of 1.4 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-month periods ended June 30, 2008 and 2007 (annualized percentages):

	Three Months Ended
	June 30,
	2008	2007
Volatility	70.5%	77%
Risk-free interest rate	2.5%	4.6%-5.2%
Forfeiture rate	0.0%	5.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.5	4
Weighted-average fair value of options granted	$0.06	$0.11

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110 to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience for each option group. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

See Note 8 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended
	June 30,
	2008	2007
	$	$
Beginning balance	109,138	40,072
Warranty provision	10,080	44,893
Warranty deductions	(15,996)	(4,712)
Ending balance	103,222	80,253

7. PROMISSORY NOTES

The following table summarizes outstanding promissory notes at June 30, 2008:

		Principal Due at June 30, 2008	Less Unamortized Discount	Net at June 30, 2008	Long-Term Portion
Description and Rate	Maturity	$	$	$	$	Collateral	Conversion
18% Secured Promissory Note	Interest monthly, principal at December 23, 2008	400,000	(3,847)	396,153	—	Security interest in substantially all assets	Not applicable
12% Promissory Note	Principal and interest due April 3, 2009	40,000	(3,627)	36,373	—	None	Not applicable
7.5% Convertible Term Note	Principal and interest in monthly installments of $30,000 increasing to $50,000 per month in December 2008 through maturity in November 2009	704,220	(24,424)	679,796	241,112	None	At $.30 per share at holder option and callable for conversion at market of $0.40 per common share
		1,144,220	(31,898)	1,112,322	241,112

In April 2008 the Company issued 40,000 shares of common stock as payment of a $4,800 finance fee on the $40,000 12% promissory note. In June 2008 the Company incurred a $4,000 finance fee on a six-month renewal of the $400,000 18% Secured Promissory Note after a $50,000 principal reduction. This finance fee is expected to be paid by issuing 40,404 shares of common stock. Note financing fees paid to the creditor are recorded as a debt discount and amortized over the term of each note using the interest method.

The Company has the option, subject to certain limitations, to elect to make installment payments on the 7.5% Convertible Term Note either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Payments must be paid in cash if the computed average price is less than $0.10 per share. During the three months ended June 30, 2008 the Company made three monthly installment payments aggregating $90,000 through the issuance of 811,083 shares of common stock.

8. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2008:

					Additional
	Preferred stock		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit
Balance, March 31, 2008	-	-	272,494,867	272,495	80,103,769	(82,081,588)
Sale of Series AA preferred stock and warrants
net of $134,773 recorded as warrant liability (1)	75,000	615,227	-	-	-	-
Record $134,773 beneficial conversion
related to Series AA preferred stock (1)	-	(134,773)	-	-	134,773	-
Dividends on Series AA preferred stock	-	308			(308)	-
Accretion of discount on Series AA preferred
stock (1)	-	1,103	-	-	(1,103)	-
Shares issued for term debt payments	-	-	811,083	811	89,189	-
Shares issued for debt financing fees	-	-	40,000	40	4,760	-
Proceeds from sale of common stock at an average
price of $0.107	-	-	3,181,991	3,182	336,818	-
Stock-based compensation	-	-	-	-	14,721	-
Loss and comprehensive loss	-	-	-	-	-	(669,207)
Balance, June 30, 2008	75,000	481,865	276,527,941	276,528	80,682,619	(82,750,795)

(1)
The $134,773 allocated as the value of detachable warrants and the beneficial conversion feature of $134,773 is treated as a discount to the value of the Series AA preferred stock (see Note 9) and is being accreted as a deemed dividend over the term of the preferred stock. Due to the accumulated deficit this charge is recorded to paid-in capital. This charge is also a deemed dividend in determining the net loss attributable to common stockholders for the period ended June 30, 2008.

Fusion Capital Equity Purchase Agreement
On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company has the right, subject to certain conditions and limitations, to sell to Fusion up to $8.0 million worth of additional common stock, at the Company’s election, over a two year period at prices determined based upon the market price of the Company’s common stock at the time of each sale, without any fixed discount to the market price as defined in the agreement. Common stock may be sold in $80,000 increments every fourth business day, with additional $100,000 increments available every third business day if the market price of the common stock is $0.10 or higher. This $100,000 increment may be further increased at graduated levels up to $1.0 million if the market price increases from $0.10 to $0.80. If the price of the stock is below $0.08 per share, no sales shall be made under the agreement. During the three months ended June 30, 2008, the Company sold 3,181,991 common shares to Fusion under the agreement for cash of $340,000. Assuming a purchase price of $0.105 per share (the closing sale price of the common stock on June 30, 2008) the maximum remaining under the common stock purchase agreement was an additional $0.58 million. Upon occurrence of certain events of default as defined, Fusion may terminate the stock purchase agreement. The Company does not believe a default event has occurred and no termination has been noticed by Fusion. The Company may terminate the agreement at any time.

Subsequent to June 30, 2008 the Company sold 879,121 common shares to Fusion under the agreement for cash of $80,000.

Options
The following table summarizes stock option activity for the period:

		Weighted average	Weighted	Aggregate
	Shares	exercise price	average life	intrinsic value (2)
	#	$	(years)	$
Outstanding March 31, 2008	10,897,167	0.16
Granted	700,000	0.11
Canceled/expired	(1,304,167)	0.16
Exercised	—	—
Outstanding June 30, 2008 (1)	10,293,000	0.15	2.0	22,500
Exercisable at June 30, 2008	8,748,248	0.15	1.8	22,500

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.44 and expire over the period from 2007 to 2011.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2008 of $0.105 and excludes the impact of options that were not in-the-money.

Share warrants
The following table summarizes information on warrant activity during the three months ended June 30, 2008:

	Shares	Weighted average exercise price
	#	$
Outstanding March 31, 2008	2,331,572	0.15
Granted	7,500,000	0.10
Canceled/expired	—	—
Exercised	—	—
Outstanding June 30, 2008	9,831,572	0.11

The Company has outstanding share warrants as of June 30, 2008, as follows:

Description	Number of Common Shares	Exercise Price Per Share $	Expiration Date
Warrants (1)	2,331,572	0.15	August 31, 2009
Warrants (2)	7,500,000	0.10	June 30, 2011

(1)	exercise price subject to certain antidilution price protection.
(2)	holders have certain redemption rights as described in Note 9.

9. PREFERRED STOCK
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum were payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The remaining 91,000 shares of Series D Stock and accumulated dividends automatically converted to 18,200,000 shares of common stock at $0.08 per share on December 31, 2007. Dividends accrued during the three months ended June 30, 2007 totaled $27,225 and increased the loss attributable to common stockholders.

On June 27, 2008 the Company issued 75,000 shares of 5% Series AA Convertible Preferred Stock (the “Series AA Stock”) with a stated value of $10 per share. Dividends of 5% per annum are payable in shares of common stock or at the Company’s election additional shares of Series AA Stock or under certain circumstances in cash. The Series AA Stock has voting rights of ten votes per share and a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends. The stated value plus accrued dividends on Series AA Stock is convertible into common stock at $0.10 per common share with automatic conversion on June 30, 2010 subject to certain limitations. The Company may call the Series AA Stock for conversion if the common stock market price is at least $0.25 per share for ten consecutive trading days.

The Series AA Stock was issued for aggregate proceeds of $750,000 including $700,000 of cash and conversion of $50,000 of vendor debt. Purchasers were also issued warrants to purchase an aggregate of 7,500,000 shares of common stock exercisable at $0.10 per common share until June 30, 2011 (“Series AA Warrants”). One officer/director purchased for $100,000 cash 10,000 shares of Series AA Stock and was issued warrants to purchase 1,000,000 shares of common stock on the same terms as unaffiliated investors.

At the holder’s option the Series AA Stock is redeemable at June 30, 2009 should sufficient shares of common stock not be authorized and reserved for conversion of all shares of Series AA Stock by such date. The cash redemption price shall be the greater of (i) $20.00 per share of Series AA Stock plus a sum equal to all accrued but unpaid dividends, or (ii) the five day average closing price immediately preceding June 30, 2009 multiplied by the number of shares of Common Stock that could be obtained on conversion of the Series AA Stock. The Series AA Warrants are also redeemable at June 30, 2009 at the holder’s option should sufficient shares of common stock not be authorized and reserved for exercise of all the warrants by such date. The cash redemption price shall be the greater of (i) $0.01 per share of common stock underlying the warrants, or (ii) the five day average closing price immediately preceding June 30, 2009 multiplied by the number of shares of common stock that could be obtained on a net exercise basis, if any.

The proceeds of $750,000 was allocated between the fair value of the Series AA Stock ($615,227) with the value of the Series AA Warrants ($134,773) treated as a discount to the Series AA Stock. The Company determined the fair value of the Series AA Warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 2.93%; volatility of 60.6% and a term of one year. Because the redemption event is not certain to occur but is outside the Company’s control, the Company recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply.

Additionally, the Company evaluated whether the embedded conversion feature in the preferred stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133. The Company calculated the intrinsic value of the beneficial conversion feature as $134,773 pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The total discount to the Series AA Stock of $269,546, consisting of the value of the Series AA Warrants and the amount of the beneficial conversion feature, is being accreted as a deemed dividend over the term of the Series AA Stock. A total of $1,103 of the discount was accreted as a deemed dividend for the period ended June 30, 2008 by a charge to paid-in capital. The deemed dividend is also used in determining the net loss attributable to common stockholders for the period ended June 30, 2008.

The stated 5% dividend accrues to the carrying value of the Series AA Stock. The Company has agreed to use its reasonable best efforts to obtain an increase in its authorized shares and has scheduled a stockholder’s meeting on September 17, 2008 to vote on an increase in authorized common stock that if approved would negate any redemption option on the preferred stock or related warrants. Historically the Company has successfully petitioned shareholders on three occasions to increase authorized common stock.

The Company determined that the warrants meet the definition of a derivative instrument as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and should be treated as a liability due to the lack of sufficient authorized shares of common stock. Accordingly, the Company recorded a liability of $134,773 for the value of the warrants. As a derivative liability this amount is evaluated for reclassification and if a derivative liability adjusted at each reporting period based on the current market price. At June 30, 2008 the Company increased the derivative liability to $185,532 recording a $50,759 non-cash charge in other expense.

10. FAIR VALUE MEASUREMENTS
On April 1, 2008, the Company adopted SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

SFAS No. 157 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:
Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents and its derivative instruments related to its Series AA Warrants (Note 9). The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at June 30, 2008:

	Fair Value Measurement as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	817,814	817,814	—	—
Warrant derivative liability (2)	185,532	—	—	185,532

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.
(2)
Represents Series AA Warrants issued in June 2008 and valued using the income approach using the Black-Scholes option pricing model (see Note 9). Included as a current liability on the accompanying consolidated balance sheet.

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008:

Warrant
Derivative
Liability
$
Balance at April 1, 2008	—
Issuance of warrant derivative (1)	134,773
Adjustment to fair value included in net loss (2)	50,759
Balance at June 30, 2008	185,532

(1)	Represents Series AA Warrants issued in June 2008 (see Note 9).
(2)
The warrant derivative liability is revalued at the end of each reporting period and the resulting difference is included in the results of operations. The June 30, 2008 revaluation resulted in loss of $50,759 and is included in “Other expense” on the accompanying consolidated statement of operations.

11. COMMITMENTS AND CONTINGENCIES

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

The Company has answered the complaint. The case is currently in the discovery phase. In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor’s unjust enrichment, fraud, negligent misrepresentation, tortuous interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor’s claim for purchase price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor’s contract and damages claims remain in dispute, and the Court provided some interpretation of the contracts at issue in its ruling. digEcor subsequently amended its Complaint to assert an alternative breach of contract claim, and claims for federal, state and common law unfair competition, and sought an injunction prohibiting the Company “from engaging in any competition with digEcor until after 2013.” In April 2007 digEcor filed a motion for summary judgment seeking enforcement of an alleged noncompete provision and an injunction prohibiting the Company from competing with digEcor. In October 2007 the Court denied, without prejudice, digEcor’s motion for partial summary judgment and a request for injunction. The foregoing and other findings of the Court may be subject to appeal by either party.

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

At June 30, 2008 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturers and component suppliers for approximately $150,000 of future deliveries. Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $234,428 at June 30, 2008.

Royalties
In connection with a prior note financing, the Company is obligated to pay a royalty of $20.00 for each entertainment device sold through December 31, 2008. During the three months ended June 30, 2008 and 2007 the Company incurred royalties of $3,420 and $18,780, respectively.

Bank and Other Cash Equivalent Deposits in Excess of FDIC
The Company maintains its cash accounts at several financial institutions. Certain of these financial institutions do not have Federal Deposit Insurance Corporation (“FDIC”) insurance. Those accounts covered by the FDIC are insured up to $100,000 per institution. As of June 30, 2008, the amount of bank deposits that exceeded or are not covered by the FDIC insurance was approximately $865,743.

12. MAJOR CUSTOMERS
The Company operates in one major line of business, the development, manufacture and marketing of electronic products. Sales to three customer comprised 52%, 16% and 11% of revenue for the three months ended June 30, 2008. Sales to three customer comprised 69%, 17% and 12% of revenue for the three months ended June 30, 2007.

13. INCOME TAX
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

As discussed above, as of April 1, 2007, the Company removed its net operating losses from deferred tax assets and the offsetting valuation allowance until documented by a Section 382 analysis. A full valuation allowance has been established to offset the remaining net deferred tax assets at June 30, 2008 as realization of these assets is uncertain. As of June 30, 2008, management believes that it is more likely than not that the net deferred tax assets will not be realized based on future operations and reversal of deferred tax liabilities. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2008.

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

General
We are a holding company incorporated under the laws of Delaware that operates through our wholly-owned California subsidiary of the same name. We have innovated a proprietary secure digital video/audio technology platform ("DVAP") and market our eVU™ mobile entertainment device for the travel and recreational industries. We also own our Flash-R™ portfolio of patents related to the use of flash memory in portable devices and we have commenced activities to license the portfolio.

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

Overall Performance and Trends
We have incurred significant operating losses and negative cash flow from operations in the current period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $82.8 million and a working capital deficit of $1,041,952 at June 30, 2008. Our operating plans require additional funds which may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) expanding sales and marketing to new customers and new markets; (b) monetizing the Flash-R patent portfolio; (c) controlling overhead and expenses; and (d) raising additional capital and/or obtaining financing. In addition to a sale of $750,000 of preferred stock, the Company obtained $340,000 of equity proceeds pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”) during the three months ended June 30, 2008. The Company may have access to up to $0.58 million of additional funding pursuant to this agreement (or a maximum of $6.7 million at higher stock prices). Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

For the quarter ended June 30, 2008:

•
We obtained $750,000 from the sale of convertible preferred stock reported in our financial statements as mezzanine equity due to a contingent redemption feature. We also obtained $340,000 from the sale of common stock during the period. We expect that we will need additional financial resources during the next twelve months to finance our eVU business and support our Flash-R patent enforcement and licensing activities.

•
Our revenues were $378,000 compared to $1.3 million for the prior year’s first quarter. The last year’s first quarter included one large sale to a European customer for approximately $760,000. Recent sales activity has been slow due in part to airline industry economics with airlines curtailing expansion and new projects. We are aggressively pursuing new business for the balance of the fiscal year but our results will continue to be dependent on the timing and quantity of eVU orders by a limited number of customers. We seek to expand and diversify our customer base both in the IFE space and other markets. The failure to obtain eVU orders or delays of orders or production delays could have a material adverse impact on our operations.

•
Our gross profit for the first quarter was $114,000 or 30% of revenues compared to $246,000 or 19% of revenues for the prior year’s first quarter. Gross profit margins are highly dependent on prices charged, volume of orders and product mix and costs.

•
Operating expenses were $686,000 for the first three months of fiscal 2009 (period ended June 30, 2008) a reduction from $751,000 for the comparable prior year’s period. We have reduced employee count from the prior year and focused issues from research and development to sales, marketing and customer support.

•
Our net loss for the first quarter was $669,000 compared to $593,000 for the comparable period prior. The increased loss was primarily the result of reduced revenues offset by improved product margins and reduced operating costs.

Our monthly cash operating costs have been on average approximately $225,000 per month for the period ending June 30, 2008. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

Critical Accounting Policies
We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended March 31, 2008. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

The following critical accounting policies guided our judgment and estimates used in accounting for the new issuance of convertible preferred stock in June 2008 and fair value measurements:

Accounting for Convertible Preferred Stock
The Company accounts for preferred stock subject to provisions for redemption that are outside of its control as mezzanine equity in accordance with FAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity," EITF Topic D-98 “Classification and Measurement of Redeemable Securities” and SEC Accounting Series Release (ASR) No. 268 “Redeemable Preferred Stocks,” and is shown net of discounts for warrant values and beneficial conversion features. These securities are recorded at fair value at the date of issue and related discounts are accreted over the term of the securities.

The Company accounts for redeemable convertible preferred stock and the related common stock warrants in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and other related accounting guidance. Pursuant to this guidance, the Company has concluded that the conversion and redemption features of the redeemable convertible preferred stock are not embedded derivatives that need to be bifurcated from the host instrument and separately valued. In addition, the Company has accounted for its detachable common stock warrants as a derivative liability in accordance with the guidance of EITF 00-19.

Fair Value Measurements
The Company follows the provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In measuring fair value, the Company considers the hierarchy for inputs provided in SFAS 157 to determine appropriate valuation approaches. Generally, valuations are based on quoted market prices for identical assets or liabilities which the Company has the ability to access, or for which significant inputs are observable either directly or indirectly. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires judgment. The Company’s assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date; however, different judgments could yield different results. The Company’s valuation pricing models consider time value, volatility factors, current market and contractual prices for the underlying financial instruments as well as other measurements. Changes in these factors can have a significant impact on carrying values and results of operations.

Results of Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008		2007
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	234,298	62.0%	1,189,630	91.2%	(955,332)	(80.3%)
Service revenues	143,429	38.0%	115,004	8.8%	28,425	24.7%
	377,727	100.0%	1,304,634	100.0%	(926,907)	(71.0%)
Gross Profit:
Product gross profit	40,814	10.8%	167,780	12.9%	(126,966)	(75.7%)
Service gross profit	73,243	19.4%	78,335	6.0%	(5,092)	(6.5%)
	114,057	30.2%	246,115	18.9%	(132,058)	(53.7%)
Operating Expenses:
Selling and administrative	538,895	142.7%	471,097	36.1%	67,798	14.4%
Research and related	146,651	38.8%	280,312	21.5%	(133,661)	(47.7%)
	685,546	181.5%	751,409	57.6%	(65,863)	(8.8%)
Other expenses	(97,718)	(25.9%)	(88,112)	(6.8%)	(9,606)	10.9%

Loss and comprehensive loss	(669,207)	(177.2%)	(593,406)	(45.5%)	(75,801)	12.8%

Loss and Comprehensive Loss
We showed a net loss of $669,207 for the three months ended June 30, 2008 compared to a loss of $593,406 for the comparable period of the prior year. The $75,801 increase in the net loss was the result of reduced revenues offset by reduced operating costs.

Revenues
Revenues of $377,727 in the first quarter of fiscal 2009 compared to $1,304,634 for the comparable prior period. During the prior year’s third quarter we introduced our new eVU product. Product revenues in the most recent quarter were $234,298 from selling eVU players and related equipment for use by airline customers. Service revenues for the third quarter were $143,429. These revenues are from content and support services provided to airline customers. The prior year results included the recognition of one large European order for $760,000. Recent sales activity has been slow due in part to airline industry economics with airlines curtailing expansion and new projects. We are aggressively pursuing new business for the balance of the fiscal year but our results will continue to be dependent on the timing and quantity of eVU orders by a limited number of customers.

Gross Profit
Gross profit for the first quarter of fiscal 2009 was $114,057 or 30.2% of revenues. The gross profit for the prior year’s first quarter was 18.9%. The improved gross margin percentage resulted from a higher percentage of content services and improved unit costing since the prior year. Gross profit margins are highly dependent on prices charged, volume of orders and product mix and costs.

Operating Expenses
Selling and administrative costs for the three months ended June 30, 2008, was $538,895 compared to $471,097 for the first quarter of fiscal 2008. The increase was due to patent research and consulting costs and increased personnel costs to support increased focus on sales and marketing activities.

Research and related expenditures for the three months ended June 30, 2008 were $146,651, as compared to $280,312 for the three months ended June 30, 2007. The decrease resulted primarily to reassigning engineers and technicians to customer support and service roles during the most recent quarter compared to the prior year.

Other Expenses
Net other expenses were $97,718 for the first quarter. Other income of $5,055 consisted primarily of foreign exchange gains. Other expenses included interest of $48,594, of which $28,344 was non-cash interest, $50,759 from revaluation of our warrant derivative liability and $3,420 of financing royalties. We reported interest expense of $68,672 for the three months ended June 30, 2007 including non-cash interest of $34,433 and other expenses of $19,599 including financing royalties of $18,780.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders included the net loss for each period plus accrued and deemed dividends on convertible preferred stock of $1,411 and $27,225 for the three months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources
At June 30, 2008, we had a working capital deficit of $1,041,952 compared to a working capital deficit of $1.3 million at March 31, 2008. At June 30, 2008 we had cash on hand of $817,814.

Operating Activities
Cash used in operating activities of $334,302 for the three months period ended June 30, 2008 included the $669,207 loss decreased by non-cash expenses of $107,011. Other major components providing operating cash was a decrease in accounts receivable of $70,675 and an increase of $284,327 in accounts payable. Components using operating cash included an increase of $56,663 in inventory and a decrease of $48,721 in other accounts payable and accrued liabilities. We have negotiated terms with our contract suppliers reducing advance production payments required prior to product delivery. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital.

Cash used in operating activities during the three months ended June 30, 2007 was $269,752. Individual working capital components can change dramatically from quarter to quarter due to timing of sales and shipments and corresponding receivable, inventory and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities
The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities
For the three months ended June 30, 2008, cash provided by financing activities was $1,030,000. This included $340,000 from the sale of common stock to Fusion pursuant to our purchase agreement and $700,000 cash from the sale of preferred stock. We reduced our secured note balance by $50,000 and obtained $40,000 in July 2008 from a new one year note. During the first three months of the prior year we obtained $320,000 from the sale of common stock to Fusion.

Debt and Other Commitments
We currently have a secured note for $400,000 due on December 23, 2008, an unsecured note for $40,000 due in July 2009 and an unsecured convertible term debt with a principal amount of $704,220. We made $90,000 of term note principal and interest payments through the issuance of common shares during the first three months. Our plans are to make future principal and interest payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan.

At June 30, 2008 we were committed to approximately $150,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

We are also committed for our office lease and for royalties on eVU product sales as more fully described in Note 10 to our interim consolidated financial statements.

Should the optional redemption related to our Series AA Stock be triggered effective June 30, 2009 due to insufficient shares of common stock being available, we could be obligated for a minimum cash redemption of $1,612,500 for the preferred stock and warrants or more depending on the common stock price.

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

Cash Requirements
Other than cash on hand, accounts receivable and the Fusion Capital financing commitment, we have no material unused sources of liquidity at this time. Based on our cash position at June 30, 2008 assuming (a) continuation of existing business, and (b) current planned expenditures and level of operation, we believe we will require approximately $1.5 million of additional capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future product margins from increased product sales but actual future margins to be realized, if any, and the timing of shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we will need equity or debt financing in the next twelve months for working capital and we may need equity or debt financing for payment of existing debt obligations and other obligations.

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

In the future, if our operations increase significantly, we may require additional funds. We also may require additional capital to meet our debt and other commitments, finance future developments, acquisitions or expansion of facilities. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, our President (“Principal Executive Officer” or “PEO”) and Interim Chief Accounting Officer (“Principal Financial Officer” or “PFO”) have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of March 31, 2008, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment were (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors, and (ii) ineffective controls over the period ending closing process that failed to identify a misclassification of supplier material transfers during the second and third quarter of fiscal 2008. In light of these material weaknesses, management concluded that, as of March 31, 2008, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

The interim consolidated financial statements as of and for the period ended June 30, 2008 include all adjustments identified as a result of the evaluation performed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of June 30, 2008 we are in the process of remediating the second material weakness identified above which existed at March 31, 2008 by improving our period ending closing process. Due to our small size and limited financial resources we rely on part-time personnel to assist in the closing process with limited but period to period growing knowledge of daily operations. Also due to our size and limited resources it is difficult to attract qualified independent directors and qualified audit committee members. Management has concluded that with certain management oversight controls that are in place, the risks associated with the use of part-time personnel in the closing process and the lack of independent audit committee oversight are not sufficient to justify the costs of adding personnel, additional directors and independent audit committee members at this time. Management will periodically reevaluate this situation. If we secure sufficient capital or improve our operating results it is our intention to hire additional full-time accounting and reporting personnel and change the composition and/or size of the Board of Directors with emphasis on recruiting qualified independent audit committee members. We plan to be testing and re-evaluating our controls periodically during fiscal 2009.

Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

Date: August 14, 2008	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer (Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)