Form 10-Q
period 2008-09-30
E DIGITAL CORP
filed 2008-11-14
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 10, 2008 a total of 279,157,128 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited) $	$
ASSETS
Current
Cash and cash equivalents	137,340	122,116
Accounts receivable, trade	1,759,689	174,905
Inventory	551,562	489,238
Deposits and prepaid expenses	38,652	34,717
Total current assets	2,487,243	820,976
Property and equipment, net of accumulated depreciation of
$493,265 and $485,037, respectively	31,833	40,061
Total assets	2,519,076	861,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable, trade	1,580,573	836,217
Other accounts payable and accrued liabilities	69,594	198,210
Accrued employee benefits	130,940	149,483
Customer deposits	134,900	80,000
Deferred revenue	36,500	36,500
Current maturity of convertible term note, less $17,140 and $25,842 of debt discount	542,545	366,989
Secured promissory note, less $1,836 and $4,131 of note discount	398,164	445,869
Promissory note, less $2,400 and $-0- of note discount	37,600	-
Accrued foreign taxes	264,000	-
Total current liabilities	3,194,816	2,113,268

Long-term convertible term note, less $358 and $6,141 of debt discount	96,900	381,093
Deferred revenue-long term	45,000	72,000
Total long-term liabilities	141,900	453,093
Total liabilities	3,336,716	2,566,361

Commitments and Contingencies

Stockholders' deficit
Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: 75,000 and -0- issued and outstanding, respectively.
Liquidation preference of $759,760 and $-0-, respectively	525,148	-
Common stock, $0.001 par value, authorized 350,000,000,
278,561,580 and 272,494,867 shares and outstanding, respectively	278,561	272,495
Additional paid-in capital	81,158,279	80,103,769
Accumulated deficit	(82,779,628)	(82,081,588)
Total stockholders' deficit	(817,640)	(1,705,324)

Total liabilities and stockholders' deficit	2,519,076	861,037

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2008	2007	2008	2007
		(as restated)		(as restated)
Revenues:	$	$	$	$
Products	1,683	2,108,082	235,981	3,297,712
Services	172,747	207,699	316,176	322,703
Patent license	1,600,000	-	1,600,000	-
	1,774,430	2,315,781	2,152,157	3,620,415

Cost of revenues:
Products	13,975	1,684,679	207,459	2,706,529
Services	42,022	33,704	112,208	70,373
Patent license	561,326	-	561,326	-
	617,323	1,718,383	880,993	2,776,902
Gross profit	1,157,107	597,398	1,271,164	843,513

Operating expenses:
Selling and administrative	627,497	471,995	1,166,392	943,092
Research and related expenditures	129,099	215,935	275,750	496,247
Total operating expenses	756,596	687,930	1,442,142	1,439,339

Operating income (loss)	400,511	(90,532)	(170,978)	(595,826)

Other income (expense):
Interest and other income	678	25,940	5,733	26,099
Interest expense	(42,114)	(62,996)	(90,708)	(131,668)
Other income (expense)	(123,908)	(30,152)	(178,087)	(49,751)
Other income (expense)	(165,344)	(67,208)	(263,062)	(155,320)

Income (loss) before income taxes	235,167	(157,740)	(434,040)	(751,146)
(Provision) for income taxes	(264,000)	-	(264,000)	-
Loss for the period	(28,833)	(157,740)	(698,040)	(751,146)
Accrued and deemed dividends on preferred stock	(43,283)	(27,525)	(44,694)	(54,750)
Loss attributable to common stockholders	(72,116)	(185,265)	(742,734)	(805,896)
Loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding	277,082,261	246,361,041	275,797,016	245,391,392

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	September 30,
	2008	2007
		(as restated)
OPERATING ACTIVITIES	$	$
Loss for the period	(698,040)	(751,146)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	8,228	8,608
Accrued interest and accretion of discount relating to promissory notes	23,180	15,000
Interest paid with common stock	22,477	52,162
Warranty provision	(35,600)	125,764
Stock-based compensation	32,257	72,172
Warrant modification and warrant derivative revaluation	174,667	-
Changes in assets and liabilities:
Accounts receivable, trade	(1,584,784)	(881,007)
Inventories	(62,324)	(53,715)
Prepaid expenses and other	(3,935)	(950)
Accounts payable	794,356	534,083
Other accounts payable and accrued liabilities	(53,353)	733
Customer deposits	54,900	(38,850)
Accrued employee benefits	(18,543)	12,333
Deferred revenue	(27,000)	120,000
Accrued income taxes	264,000	-
Warranty reserve	(39,663)	(27,936)
Cash used in operating activities	(1,149,177)	(812,749)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,857)
Cash used in investing activities	-	(1,857)
FINANCING ACTIVITIES
Sale of common stock	500,000	640,000
Proceeds from sale of preferred stock	700,000	-
Proceeds from exercise of stock options	-	9,704
Payment on convertible term note	(25,599)	-
Payment on secured promissory note	(50,000)	(100,000)
Proceeds from unsecured promissory note	40,000	-
Cash provided by financing activities	1,164,401	549,704
Net increase (decrease) in cash and cash equivalents	15,224	(264,902)
Cash and cash equivalents, beginning of period	122,116	694,757
Cash and cash equivalents, end of period	137,340	429,855

Supplemental disclosures of cash flow information:
Cash paid for interest	45,051	64,506
Supplemental schedule of noncash investing and financing activities:
Accounts payable exchanged for preferred stock	50,000	-
Accrued and deemed dividends on preferred stock	44,694	54,750
Term note payments paid in common stock	120,000	90,000
Financing fees paid in common stock	9,800	15,000
Warrant derivative liability reclassified to equity	132,315	-
Stock-based compensation expense	32,257	72,172

See notes to interim consolidated financial statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company has innovated a proprietary secure digital video/audio technology platform ("DVAP") and markets the eVU™ mobile entertainment device for the travel and recreational industries. The Company also obtains revenue from licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices.

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2008, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2008 filed on Form 10-K.

Prior Period Presentation
As more fully described in Note 15 to the Company’s consolidated financial statements and footnotes thereto for the year ended March 31, 2008 filed on Form 10-K, the Company restated the two quarters ended September 30, 2007 and December 31, 2007 due to an overstatement of both sales and cost of sales of $104,000 and $62,400 for the quarters, respectively, due to a misclassification of supplier material transfers with no effect on gross profit, operating loss or net loss in either quarter or for the fiscal year ended March 31, 2008. The results for September 30, 2007 included herein reflect such restatement. Certain other amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

History of Losses and Going Concern
The Company has incurred significant losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $82.8 million at September 30, 2008. At September 30, 2008, the Company had a working capital deficiency of $707,573. Substantial portions of the losses are attributable to marketing costs for new products and expenditures on research and development of technologies. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in doubt and is dependent upon obtaining additional financing or achieving a profitable level of operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) monetizing our Flash-R patent portfolio through licensing and enforcement; (b) expanding product sales and marketing to new customers and new markets; (c) controlling overhead and expenses, and (d) raising additional capital and/or obtaining financing. In addition to a sale of $750,000 of preferred stock, the Company obtained $500,000 of equity proceeds pursuant to a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion”) during the six months ended September 30, 2008. The Company may have access to up to $527,000 of additional funding pursuant to this agreement (or a maximum of up to $6.5 million at significantly higher stock prices). Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

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

3. LOSS PER SHARE
Stock options, warrants and convertible preferred stock and debt exercisable into 29,911,984 shares of common stock were outstanding at September 30, 2008. These securities were not included in the computation of diluted income (loss) per share because they are antidilutive for all periods presented, but they could potentially dilute earnings per share in future periods.

The loss attributable to common stockholders was increased by accrued and deemed dividends during the six months ended September 30, 2008 and 2007 of $44,694 and $54,750, respectively.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	September 30,	March 31,
	2008	2008
	$	$
Raw materials	27,063	41,354
Work in process	350,800	217,820
Finished goods	173,699	230,064
	551,562	489,238

5. STOCK-BASED COMPENSATION COSTS
The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, the Company estimates forfeitures for share based awards that are not expected to vest. The Company recorded stock-based compensation in its consolidated statements of operations for the relevant periods as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	$	$	$	$
Cost of revenues	-	9,132	-	9,132
Research and development	-	1,124	-	15,067
Selling and administrative	17,536	27,063	32,257	47,973
Total stock-based compensation expense	17,536	37,319	32,257	72,172

As of September 30, 2008 total estimated compensation cost of options granted but not yet vested was approximately $71,335 and is expected to be recognized over the weighted average period of 1.2 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the six-month periods ended September 30, 2008 and 2007 (annualized percentages):

	Six Months Ended
	September 30,
	2008	2007
Volatility	71%	77%
Risk-free interest rate	2.5%	4.6%-5.2%
Forfeiture rate	0.0%	5.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.5	4
Weighted-average fair value of options granted	$0.05	$0.11

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

See Note 8 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	$	$	$	$
Beginning balance	103,222	80,253	109,138	40,072
Warranty provision	(45,680)	80,871	(35,600)	125,764
Warranty deductions	(23,667)	(23,224)	(39,663)	(27,936)
Ending balance	33,875	137,900	33,875	137,900

7. PROMISSORY NOTES
The following table summarizes outstanding promissory notes at September 30, 2008:

		Principal Due	Less	Net
		at September 30,	Unamortized	at September 30,	Long-Term
		2008	Discount	2008	Portion
Description and Rate	Maturity	$	$	$	$	Collateral	Conversion
18% Secured Promissory Note	Interest monthly, principal at December 23, 2008	400,000	(1,836)	398,164	-	Security interest in substantially all assets	Not applicable
12% Promissory Note	Principal and interest due April 3, 2009	40,000	(2,400)	37,600	-	None	Not applicable
7.5% Convertible Term Note	Principal and interest in monthly installments of $30,000 increasing to $50,000 per month in December 2008 through maturity in November 2009	656,943	(17,498)	639,445	96,900	None	At $.30 per share at holder option and callable for conversion at market of $0.40 per common share
		1,096,943	(21,734)	1,075,209	96,900

In April 2008 the Company issued 40,000 shares of common stock as payment of a $4,800 finance fee on the $40,000 12% promissory note. In June 2008 the Company incurred a $4,000 finance fee on a six-month renewal of the $400,000 18% Secured Promissory Note after a $50,000 principal reduction. This finance fee was paid by issuing 40,404 shares of common stock. Note financing fees paid to creditors are recorded as a debt discount and amortized over the term of each note using the interest method.

The Company has the option, subject to certain limitations, to elect to make installment payments on the 7.5% Convertible Term Note either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Payments must be paid in cash if the computed average price is less than $0.10 per share. During the six months ended September 30, 2008 the Company made four monthly installment payments aggregating $120,000 through the issuance of 1,036,308 shares of common stock and made two payments in cash of $60,000 (one payment for $30,000 made in October 2008).

8. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2008:

	Preferred stock		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit
Balance, March 31, 2008	-	-	272,494,867	272,495	80,103,769	(82,081,588)
Sale of Series AA preferred stock and warrants net of $134,773 recorded as warrant liability (1)	75,000	615,227	-	-	-	-
Record $134,773 beneficial conversion related to Series AA preferred stock (1)	-	(134,773)	-	-	134,773	-
Reclassification of warrant liability to equity (2)	-	-	-	-	132,315	-
Value assigned to modification of Seriess AA warrants (2)	-	-	-	-	177,125	-
Dividends on Series AA preferred stock	-	9,760	-	-	(9,760)	-
Accretion of discount on Series AA preferred stock (1)	-	34,934	-	-	(34,934)	-
Shares issued for term debt payments	-	-	1,036,308	1,036	118,964	-
Shares issued for debt financing fees	-	-	80,404	80	8,720	-
Proceeds from sale of common stock at an average price of $0.101 per share	-	-	4,950,001	4,950	495,050	-
Stock-based compensation	-	-	-	-	32,257	-
Loss for the period	-	-	-	-	-	(698,040)
Balance, September 30, 2008	75,000	525,148	278,561,580	278,561	81,158,279	(82,779,628)

(1)
The $134,773 allocated as the value of detachable warrants and the beneficial conversion feature of $134,773 is treated as a discount to the value of the Series AA Stock (see Note 9) and is being accreted as a deemed dividend over the term of the preferred stock. Due to the accumulated deficit this charge is recorded to paid-in capital.

(2)	See Note 9.

Fusion Capital Equity Purchase Agreement
On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company has the right, subject to certain conditions and limitations, to sell to Fusion up to $8.0 million worth of additional common stock, at the Company’s election, over a two year period at prices determined based upon the market price of the Company’s common stock at the time of each sale, without any fixed discount to the market price as defined in the agreement. Common stock may be sold in $80,000 increments every fourth business day, with additional $100,000 increments available every third business day if the market price of the common stock is $0.10 or higher. This $100,000 increment may be further increased at graduated levels up to $1.0 million if the market price increases from $0.10 to $0.80. If the price of the stock is below $0.08 per share, no sales shall be made under the agreement. During the six months ended September 30, 2008, the Company sold 4,950,001 common shares to Fusion under the agreement for cash of $500,000. Assuming a purchase price of $0.14 per share (the closing sale price of the common stock on September 30, 2008) the maximum remaining under the common stock purchase agreement was an additional $527,000. Upon occurrence of certain events of default as defined, Fusion may terminate the stock purchase agreement. The Company does not believe a default event has occurred and no termination has been noticed by Fusion. The Company may terminate the agreement at any time.

Subsequent to September 30, 2008 the Company sold 595,548 common shares to Fusion under the agreement for cash of $80,000.

Options
The following table summarizes stock option activity for the period:

	Shares #	Weighted average exercise price $	Weighted average life (years)	Aggregate intrinsic value (2) $
Outstanding March 31, 2008	10,897,167	0.16
Granted	800,000	0.11
Canceled/expired	(1,304,167)	0.16
Exercised	-	-
Outstanding September 30, 2008 (1)	10,393,000	0.15	1.9	99,000
Exercisable at September 30, 2008	8,754,298	0.15	1.6	75,000

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.44 and expire over the period from 2009 to 2013.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2008 of $0.14 and excludes the impact of options that were not in-the-money.

Share warrants
The following table summarizes information on warrant activity during the six months ended September 30, 2008:

	Shares #	Weighted average exercise price $
Outstanding March 31, 2008	2,331,572	0.15
Granted	7,500,000	0.10
Canceled/expired	-	-
Exercised	-	-
Outstanding September 30, 2008	9,831,572	0.11

The Company has outstanding share warrants as of September 30, 2008, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrants (1)	2,331,572	0.15	August 31, 2009
Warrants	7,500,000	0.10	June 30, 2011

(1)	exercise price subject to certain antidilution price protection.

9. PREFERRED STOCK
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum were payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The remaining 91,000 shares of Series D Stock and accumulated dividends automatically converted to 18,200,000 shares of common stock at $0.08 per share on December 31, 2007. Dividends accrued during the six months ended September 30, 2007 totaled $54,750 and increased the loss attributable to common stockholders.

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

At the holder’s option the Series AA Stock and the Series AA Warrants were redeemable for cash at June 30, 2009 should sufficient shares of common stock not be authorized and reserved for conversion of all underlying shares by such date. This redemption right was terminated effective September 17, 2008 with the shareholders authorizing additional shares of common stock and the Board of Directors reserving sufficient shares for future conversions of the Series AA Stock and exercise of the Series AA Warrants.

The proceeds of $750,000 was allocated between the fair value of the Series AA Stock ($615,227) with the value of the Series AA Warrants ($134,773) treated as a discount to the Series AA Stock. The Company determined the fair value of the Series AA Warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 2.93%; volatility of 60.6% and a term of one year. Because the redemption event was not certain to occur but was outside the Company’s control, the Company recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. Upon termination of the redemption right on September 17, 2008 the value of the stock was reclassified as permanent equity.

Additionally, the Company evaluated whether the embedded conversion feature in the preferred stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133. The Company calculated the intrinsic value of the beneficial conversion feature as $134,773 pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The total discount to the Series AA Stock of $269,546, consisting of the value of the Series AA Warrants and the amount of the beneficial conversion feature, is being accreted as a deemed dividend over the term of the Series AA Stock. A total of $34,934 of the discount was accreted as a deemed dividend for the six month period ended September 30, 2008 by a charge to paid-in capital. The stated 5% dividend also accrues to the carrying value of the Series AA Stock. The deemed and stated dividends are also used in determining the net loss attributable to common stockholders for the respective periods.

The Company determined that the warrants met the definition of a derivative instrument at issuance as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and was treated as a liability due to the lack of sufficient authorized shares of common stock. The Company recorded a liability of $134,773 for the value of the warrants. As a derivative liability this amount was evaluated for reclassification and if a derivative liability adjusted at each reporting period based on the current market price. At June 30, 2008 the Company increased the derivative liability to $185,532 recording a $50,759 non-cash charge in other expense in the first quarter. Upon the authorization and reservation of shares of common stock for exercise of the warrants on September 17, 2008, the Company determined the warrants were no longer a derivative liability. The value at that date of $132,315 was reclassified to paid-in capital and a non-cash gain of $53,217 was recorded in other income (expense) for the quarter ended September 30, 2008. The Company also determined that the termination of the warrant redemption rights was an effective modification of the warrant term and calculated the fair value of the warrants immediately prior to the modification compared to the value immediately after the modification and recorded the difference in warrant value of $177,125 as a financing expense in other expenses.

10. FAIR VALUE MEASUREMENTS
On April 1, 2008, the Company adopted SFAS No. 157which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year.

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

As of September 30, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at September 30, 2008:

Fair Value Measurement as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	137,340	137,340	-	-
Warrant derivative liability (2)	-	-	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.
(2)
Represents Series AA Warrants issued in June 2008 and valued using the income approach using the Black-Scholes option pricing model (see Note 9). A liability of $185,532 at June 30, 2008 was revalued to $132,315 at September 17, 2008 and reclassified as equity (see Note 9).

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended September 30, 2008:

Warrant
Derivative
Liability
$
Balance at April 1, 2008	-
Issuance of warrant derivative (1)	134,773
Adjustment to fair value included in net loss (2)	(2,458)
Reclassification to equity (2)	(132,315)
Balance at September 30, 2008	-

(1)	Represents Series AA Warrants issued in June 2008 (see Note 9).
(2)
The warrant derivative liability was revalued at the end of each reporting period until reclassification as equity and the resulting difference was included in the results of operations in “Other expense”.

11. SEGMENT INFORMATION
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. With the inception of patent license revenue in the quarter ended September 30, 2008, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing consists of intellectual property revenues from the Flash-R patent portfolio.

Accounting policies for each of the operating segments are the same as on a consolidated basis however the Company has only recently commenced receiving patent license revenue. The Company recognizes revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, (iii) the customer has been provided rights to the licensed technology and (iv) collection of the resulting receivable, if any, is probable. At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. License revenue to date consists of one-time fully paid-up licenses requiring no future performance. The Company values nonexclusive cross licenses received only if directly used in operations. Patent license costs of revenues include contingency legal and other direct costs associated with patent licensing.

Our reportable segment information for the three and six months ended September 30, 2008 is as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2008	2007	2008	2007
	$	$	$	$
REVENUES:
Products and services	174,430	2,315,781	552,157	3,620,415
Patent licensing	1,600,000	-	1,600,000	-
Total revenue	1,774,430	2,315,781	2,152,157	3,620,415

GROSS PROFIT:
Products and services	118,433	597,398	232,490	843,513
Patent licensing	1,038,674	-	1,038,674	-
Total gross profit	1,157,107	597,398	1,271,164	843,513

RECONCILIATION:
Total segment gross profit	1,157,107	597,398	1,271,164	843,513
Operating expenses	(756,596)	(687,930)	(1,442,142)	(1,439,339)
Other income (expense)	(165,344)	(67,208)	(263,062)	(155,320)
Income (loss) before income taxes	235,167	(157,740)	(434,040)	(751,146)

The Company does not have significant assets employed in the patent license segment and does not track capital expenditures or assets by reportable segment. Consequently it is not practical to show this information.

Revenue by geographic region is determined based on the location of the Company’s direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee’s home domicile.

	For the three months ended		For the six months ended
	September 30,		September 30,
	2008	2007	2008	2007
	$	$	$	$
United States	1,600,000	-	1,600,000	-
International	174,430	2,315,781	552,157	3,620,415
Total revenue	1,774,430	2,315,781	2,152,157	3,620,415

Sales to two customers comprised 74% and 10% of revenue for the six months ended September 30, 2008. Sales to three customer comprised 33%, 32% and 22% of revenue for the six months ended September 30, 2007. Accounts receivable from one customer comprised 91% of net accounts receivable at September 30, 2008 and two customers accounted for 72% and 11% of net accounts receivable at September 30, 2007.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

Business Litigation

In May 2006, the Company announced that a complaint had been filed against it and certain of its officers and employees by digEcor, Inc. in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleged breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor sought, among other things, an injunction to prevent our Company from selling or licensing certain digital rights management technology and "from engaging in any competition with digEcor until after 2009." digEcor also sought "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." This action was related to a purchase order the Company placed for this customer in the normal course of business on November 11, 2005 for 1,250 digEplayers with its contract manufacturer, Maycom Co., Ltd.. Maycom was paid in full for the order by both e.Digital and digEcor by March 2006, but Maycom failed to timely deliver the order. The Company recorded an impairment charge of $603,750 in March 2006 for deposits paid to Maycom due to the uncertainty of obtaining future delivery. In October 2006 the Company received delivery from Maycom of the delayed 1,250-unit digEplayer order and delivered the order to digEcor. The Company recognized $713,750 of revenue from this order and reversed an impairment charge of $603,750 in its third fiscal 2007 quarter.  The Company answered digEcor's complaint and is pursuing certain counterclaims.

In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor's unjust enrichment, fraud, negligent misrepresentation, tortious interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor's claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor's contract and damages claims remain in dispute. digEcor has subsequently amended its Complaint to assert an alternative breach of contract claim, and claims for federal, state and common law unfair competition, and sought an injunction prohibiting us "from engaging in any competition with digEcor until after 2013."

In April 2007 the Company filed a second amended counterclaim in the United States District Court of Utah seeking a declaratory judgment confirming the status of prior agreements between the parties, alleging breach of the Company’s confidential information and trade secrets by digEcor, seeking an injunction against digEcor's manufacture and sale of a portable product based on the Company’s technology, alleging breach of duty to negotiate regarding revenue sharing dollars the Company believes it has the right to receive and tortious interference by digEcor in the Company’s contracts with third parties. The Company intends to vigorously prosecute these counterclaims. There can be no assurance, however, that the Company will prevail on any of its counterclaims.

In April 2007 digEcor filed a motion for summary judgment seeking enforcement of an alleged non-compete provision and an injunction prohibiting the Company from competing with digEcor. In October 2007 the Court denied, without prejudice, digEcor's motion for partial summary judgment and request for injunction. The foregoing and other findings of the Court may be subject to appeal by either party.

In September 2008 digEcor filed their third request for a partial summary judgment again seeking enforcement of the alleged non-compete provision.  digEcor also asked the Court to rule on issues surrounding the delayed 1250-unit order and e.Digital's alleged breach of  a 2002 contract between the parties.

In September 2008 the Company filed a summary judgment motion seeking a ruling (i) that the alleged non-compete provision is unenforceable and /or superseded by the 2002 agreement between the parties, and (ii) that the Company has not breached any alleged non-compete provisions or the 2002 agreement.  The Company also asked the Court to dismiss digEcor's unfair competition claims and limit digEcor's damages claim.

The case has now completed the discovery phase. The Company believes that it has substantive and multiple defenses and intend to vigorously challenge the remaining matters and pursue all counterclaims.  However, there can be no assurance the Company will prevail in its counterclaims or in its defense of digEcor's remaining claims.

The Company is also unable to determine at this time the impact this complaint and matter may have on its financial position or results of operations. The Company has an accrual of $80,000 as an estimate of its obligation related to the remaining general damage claim and the Company intends to seek restitution from Maycom for any damages it may incur. Recovery from Maycom is not assured. Maycom is not involved in the design, tooling or production of the Company’s proprietary eVU mobile product. Moreover, the Company does not presently plan or expect to produce or sell digEplayer models to digEcor or other customers in the future.

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

At September 30, 2008 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturers and component suppliers for approximately $150,000 of future deliveries. Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $216,130 at September 30, 2008.

Royalties
In connection with a prior note financing, the Company is obligated to pay a royalty of $20.00 for each entertainment device sold through December 31, 2008. During the six months ended September 30, 2008 and 2007 the Company incurred royalties of $3,420 and $47,980, respectively.

Bank and Other Cash Equivalent Deposits in Excess of FDIC

The Company maintains its cash accounts at several financial institutions. Certain of these financial institutions do not have Federal Deposit Insurance Corporation (“FDIC”) insurance. Those accounts covered by the FDIC are insured up to $250,000 or more per institution. As of September 30, 2008, the Company had no bank deposits that exceeded or are not covered by the FDIC insurance.

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

As discussed above, as of April 1, 2007, the Company removed its net operating losses from deferred tax assets and the offsetting valuation allowance until documented by a Section 382 analysis. During the quarter ended September 30, 2008 the Company provided a tax provision of $264,000 representing foreign taxes for which a credit (a deferred tax asset) may be allowable against future United States taxes subject to certain limitations. A full valuation allowance has been established to offset the remaining net deferred tax assets and the new foreign tax credit at September 30, 2008 as realization of these assets is uncertain. As of September 30, 2008, management believes that it is more likely than not that the net deferred tax assets will not be realized based on a lack of taxable earnings. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets and no tax benefit has been recognized relative to its pretax losses or foreign tax credits.

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

General
We are a holding company incorporated under the laws of Delaware that operates through our wholly-owned California subsidiary of the same name. We have innovated a proprietary secure digital video/audio technology platform ("DVAP") and market our eVU™ mobile entertainment device for the travel and recreational industries. We also own and are licensing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices. Our revenue is derived from the sale of DVAP products and accessories to customers, warranty and technical support services and content fees and related services. We also obtain patent license revenue from our Flash-R patent portfolio.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies in the airline, healthcare, military, and other travel and leisure industries. We employ both direct sales to customers and sales through value added distributors (VARs) that provide marketing, logistic and/or content services to customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against those who may be infringing our patents. Our international legal firm Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. In September 2007 and March 2008 we filed our first tranche of patent infringement litigation against eight defendants. In September 2008 we recorded initial patent license revenue from a settlement with one of the defendants. We expect additional patent license revenues in future periods.

Our business is high risk in nature. There can be no assurance we can achieve sufficient eVU or patent license revenues to become profitable. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in the future.

Overall Performance and Trends
We have incurred significant operating losses and negative cash flow from operations in the current six-month period and in each of the last three fiscal years and these losses have been material. We have an accumulated deficit of $82.8 million and a working capital deficit of $707,573 at September 30, 2008. Our operating plans may require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available to our company on satisfactory terms and conditions, if at all. Our company’s ability to continue as a going concern is in doubt and is dependent upon obtaining additional financing or achieving a profitable level of operations.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) monetizing our Flash-R patent portfolio through licensing and enforcement; (b) expanding product sales and marketing to new customers and new markets; (c) controlling overhead and expenses; and (d) raising additional capital and/or obtaining financing.

For the three and six months ended September 30, 2008:

•
We recognized net income before income taxes of $235,167 for the second fiscal quarter ended September 30, 2008. This was before income tax expense of $264,000 for foreign taxes. This resulted primarily from our first patent licensing revenue in September 2008.

•
We obtained $750,000 from the sale of convertible preferred stock and $500,000 from the sale of common stock during the six month period. We expect that we may need additional financial resources during the next twelve months to finance our eVU business and support our Flash-R patent enforcement and licensing activities.

•
Our revenues were $2.2 million for the first six months compared to $3.6 million for the prior year’s six months. Revenues in the first six months included $1.6 million of patent license revenue. Last year’s first six months revenues included product sales to new European IFE customers. Recent eVU sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We are aggressively pursuing new business for the balance of the fiscal year but our results will be dependent on the timing and quantity of additional patent licenses and eVU orders. We seek to expand and diversify our customer base both in the IFE space and other markets. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations.

•
Our gross profit for the first six months was $1.3 million or 59% of revenues compared to $0.8 million or 23% of revenues for the prior year’s first six months. Results benefited from higher patent licensing gross profit percentages as compared to product sales. Gross profit margins are highly dependent on revenue and product mix, prices charged, volume of orders and costs.

•
Operating expenses were $1.4 million for the first six months of fiscal 2009 (year ending March 31, 2009) and 2008. Our operating loss was $171,000 for the six months ended September 30, 2008 and a significant improvement compared to the operating loss of $596,000 for the first six months of the prior year. This resulted from initial and higher margin patent license revenues.

•
Our net loss for the first six months of fiscal 2009 was $698,000 (including tax expense of $264,000) compared to $751,000 for the comparable period prior. The net loss attributable to common stockholders was $743,000 and $806,000 respectively. The reduced loss was primarily the result of higher margin patent license revenues.

Our monthly cash operating costs have been on average approximately $225,000 per month for the period ending September 30, 2008. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, our losses are expected to continue until such time as we are able to realize revenues and margins sufficient to cover our costs of operations. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

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

The following critical accounting policies guided our judgment and estimates used in accounting for the new issuance of convertible preferred stock in June 2008, fair value measurements and new patent license revenues:

Accounting for Convertible Preferred Stock
The Company accounts for preferred stock subject to provisions for redemption that are outside of its control as mezzanine equity in accordance with FAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity," EITF Topic D-98 “Classification and Measurement of Redeemable Securities” and SEC Accounting Series Release (ASR) No. 268 “Redeemable Preferred Stocks,” and is shown net of discounts for warrant values and beneficial conversion features. These securities are recorded at fair value at the date of issue and related discounts are accreted over the term of the securities. The securities are reclassified to permanent equity when the provisions for redemption are terminated.

The Company accounts for redeemable convertible preferred stock and the related common stock warrants in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and other related accounting guidance. Pursuant to this guidance, the Company has concluded that the conversion and redemption features of the redeemable convertible preferred stock are not embedded derivatives that need to be bifurcated from the host instrument and separately valued. In addition, the Company has accounted for its detachable common stock warrants as a derivative liability in accordance with the guidance of EITF 00-19 and reevaluates the status of such instruments at each reporting period.

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

Patent License Revenue Recognition
The Company has only recently commenced receiving patent license revenue. The Company recognizes revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, (iii) the customer has been provided rights to the licensed technology and (iv) collection of the resulting receivable, if any, is probable. At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. License revenue to date consists of one-time fully paid-up licenses requiring no future performance. The Company will value nonexclusive cross licenses received only if directly used in operations.

Patent license costs of revenues include contingency legal and other direct costs associated with patent licensing.

Results of Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008		2007
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	1,683	0.1%	2,108,082	91.0%	(2,106,399)
Service revenues	172,747	9.7%	207,699	9.0%	(34,952)
Patent license	1,600,000	90.2%	-	0.0%	1,600,000
	1,774,430	100.0%	2,315,781	100.0%	(541,351)	(23.4%)
Gross Profit:
Product gross profit	(12,292)		423,403		(435,695)
Service gross profit	130,725		173,995		(43,270)
Patent license gross profit	1,038,674		-		1,038,674
	1,157,107	65.2%	597,398	25.8%	559,709	93.7%
Operating Expenses:
Selling and administrative	627,497	35.4%	471,995	20.4%	155,502	32.9%
Research and related	129,099	7.3%	215,935	9.3%	(86,836)	(40.2%)
	756,596	42.6%	687,930	29.7%	68,666	10.0%
Other income (expenses)	(165,344)	(9.3%)	(67,208)	(2.9%)	(98,136)	146.0%

Income (loss) before income taxes	235,167	13.3%	(157,740)	(6.8%)	392,907	(249.1%)

Income (loss) before income taxes
We showed income before income taxes of $235,167 for the three months ended September 30, 2008 compared to a loss of $157,740 for the comparable period of the prior year. The $392,907 improvement was the result of higher margin patent license revenues.

Revenues
Revenues of $1,774,430 in the second quarter of fiscal 2009 compared to $2,315,781 for the comparable prior period. The revenue mix was significantly different each period. During the prior year’s second quarter revenues consisted of $2,108,082 from selling eVU players and related equipment for use by airline customers and $207,699 from service revenues for content and support services. In the prior year’s second quarter we deferred $120,000 of revenue from a multiple element arrangement related to the provision of future content services over thirty months. Recent eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. Our most recent quarter’s revenues consisted primarily of $1,600,000 of one-time non-recurring patent license revenue and $172,747 of service revenues. We are pursuing new business but our results will continue to be dependent on the timing and quantity of eVU orders or the timing of patent licensing arrangements.

Gross Profit
Gross profit for the second quarter of fiscal 2009 was $1,157,107 or 65.2% of revenues. The gross profit for the prior year’s second quarter was $597,398 or 25.8% of revenues. The improved gross profit percentage resulted from higher margin patent license revenue. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders and costs.

Operating Expenses
Selling and administrative costs for the three months ended September 30, 2008, were $627,497 compared to $471,995 for the second quarter of fiscal 2008. The $155,502 increase included an increase in legal expenses of $188,000 and an increase of $69,000 in shareholder costs primarily from holding the September shareholders meeting offset by a $52,000 reduction in sales commissions and a $37,000 reduction in other sales related costs both resulting from reduced product sales.

Research and related expenditures for the three months ended September 30, 2008 were $129,099, compared to $215,935 for the three months ended September 30, 2007. The decrease resulted primarily from reassigning engineers and technicians to customer support and service roles in the current year.

Other Income (Expenses)
Net other expenses were $165,344 for the second quarter of fiscal 2009 compared to net expenses of $67,208 for the second quarter of the prior year. The most recent quarter included a non-cash financing expense of $177,125 related to a charge for warrant modification, a non-cash $53,217 gain from warrant derivative revaluation reduced by $42,114 of interest expense including $15,471 of non-cash interest.

For the second quarter of fiscal 2008 other income consisted of $20,000 from the sale of trademark rights and interest income of $5,940. Other expenses included interest of $62,996, of which $32,729 was non-cash interest from the amortization of debt discount, and $29,200 of financing royalties.

Provision for Income Taxes
Income tax expense of $264,000 consists of foreign taxes payable on patent license revenue.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders for the most recent second quarter included the loss after taxes of $28,833 reduced by accrued and deemed dividends on convertible preferred stock of $43,283 or a net loss of $72,116. The net loss after tax for the prior comparable second quarter was $157,740 reduced by accrued and deemed dividends of $27,525 for a net loss attributable to common stockholders of $185,265.

Six months ended September 30, 2008 compared to the six months ended September 30, 2007

	Six Months Ended September 30,
	2008		2007
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	235,981	11.0%	3,297,712	91.1%	(3,061,731)
Service revenues	316,176	14.7%	322,703	8.9%	(6,527)
Patent license	1,600,000	74.3%	-	0.0%	1,600,000
	2,152,157	100.0%	3,620,415	100.0%	(1,468,258)	(40.6%)
Gross Profit:
Product gross profit	28,522		591,183		(562,661)
Service gross profit	203,968		252,330		(48,362)
Patent license gross profit	1,038,674		-		1,038,674
	1,271,164	59.1%	843,513	23.3%	427,651	50.7%
Operating Expenses:
Selling and administrative	1,166,392	54.2%	943,092	26.0%	223,300	23.7%
Research and related	275,750	12.8%	496,247	13.7%	(220,497)	(44.4%)
	1,442,142	67.0%	1,439,339	39.8%	2,803	0.2%
Other income (expenses)	(263,062)	(12.2%)	(155,320)	(4.3%)	(107,742)	69.4%

Loss before income taxes	(434,040)	(20.2%)	(751,146)	(20.7%)	317,106	(42.2%)

Loss before income taxes
We showed a loss before income taxes of $434,040 for the six months ended September 30, 2008 compared to a loss of $751,146 for the comparable period of the prior year. The $317,106 improvement was the result of higher margin patent license revenues.

Revenues
Revenues of $2,152,157 for the first six months of fiscal 2009 compared to $3,620,415 for the same period of the prior year. The revenue mix was different in the most recent six month period due to initial patent license revenue. Fiscal 2009 six-month revenues included eVU products and service revenue of $552,157 and patent license revenue of $1,600,000. We are reliant on a limited number of customers with two customers accounting for 74% and 10% of our first six-month revenues. During the prior year’s first six months revenues consisted of $3,620,415 from selling eVU players and related service revenues for content and support services. Recent eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We are pursuing new business but our results will continue to be dependent on the timing and quantity of eVU orders or the timing of patent licensing arrangements.

Gross Profit
Gross profit for the first six months of fiscal 2009 was $1,271,164 or 59.1% of revenues. The gross profit for the prior year’s first six months was $843,513 or 23.3% of revenues. The improved gross profit percentage resulted from higher margin patent license revenue. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders and costs.

Operating Expenses
Selling and administrative costs for the six months ended September 30, 2008, were $1,166,392 compared to $943,092 for the first six months of fiscal 2008. The $223,300 increase included an increase in legal expenses of $258,000 and an increase of $76,000 of shareholder costs primarily related to holding the September shareholders meeting offset by a $103,000 reduction in sales commissions from reduced product sales.

Research and related expenditures for the six months ended September 30, 2008 were $275,750, compared to $496,247 for the six months ended September 30, 2007. The decrease resulted primarily from reassigning engineers and technicians to customer support and service roles in the current year.

Other Income (Expenses)
Net other expense was $263,062 for the six months ended September 30, 2008 compared to net expenses of $155,320 for the six months ended September 30, 2007. The most recent period included a non-cash financing expense of $177,125 related to a charge for warrant modification and $90,708 of interest expense including $43,815 of non-cash interest.

For the first six months of fiscal 2008 other income consisted of $20,000 from the sale of trademark rights and $6,099 of interest and foreign exchange income. Other expenses included interest expense of $131,668, of which $67,162 was non-cash interest from the amortization of debt discount, and $47,980 of financing royalties..

Provision for Income Taxes
Income tax expense of $264,000 consists of foreign taxes payable on patent license revenue.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders for the six months ended September 30, 2008 included the loss after taxes of $698,040 reduced by accrued and deemed dividends on convertible preferred stock of $44,694 or a net loss of $742,734. The net loss after tax for the prior comparable six months was $751,146 reduced by accrued and deemed dividends of $54,750 for a net loss attributable to common stockholders of $805,896.

Liquidity and Capital Resources
At September 30, 2008, we had a working capital deficit of $707,573 compared to a working capital deficit of $1.3 million at March 31, 2008. At September 30, 2008 we had cash on hand of $137,340.

Operating Activities
Cash used in operating activities of $1,149,177 for the six months period ended September 30, 2008 included the $698,040 loss decreased by non-cash expenses of $225,209. Major components providing operating cash was an increase of $794,356 in accounts payable and an increase of $264,000 for accrued income taxes. Major components using operating cash included an increase of $1,584,784 in accounts receivable and a $62,324 increase in inventory. We have negotiated terms with our contract suppliers reducing advance production payments required prior to product delivery. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30 days or less. Receivables associated with patent licensing of $1,600,000 were paid in October 2008. No future payments are due under the license.

Cash used in operating activities during the six months ended September 30, 2007 was $812,749. Individual working capital components can change dramatically from period to period due to timing of sales and shipments and corresponding receivable, inventory and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities
The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities
For the six months ended September 30, 2008, cash provided by financing activities was $1,164,401. This included $500,000 from the sale of common stock to Fusion Capital Fund II, LLC (“Fusion”) pursuant to a purchase agreement and $700,000 cash from the sale of preferred stock. We reduced our secured note balance by $50,000, made term principal payments of $25,599 and obtained $40,000 in July 2008 from a new one year note. During the first six months of the prior year we obtained $640,000 from the sale of common stock to Fusion and made a secured note payment of $100,000.

We may have access to up to $527,000 of additional funding until January 2009 pursuant to the Fusion agreement (or a maximum of $6.5 million at significantly higher stock prices). Future availability under the Fusion agreement is subject to many conditions, some of which are predicated on events that are not within the Company’s control. There can be no assurance this capital resource will be available or be sufficient.

Debt and Other Commitments
We currently have a secured note for $400,000 due on December 23, 2008, an unsecured note for $40,000 due in July 2009 and an unsecured convertible term debt with a principal amount of $656,943. We made $120,000 of term note principal and interest payments through the issuance of common shares during the first six months. Our plans are to make future principal and interest payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan.

At September 30, 2008 we were committed to approximately $150,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

We are also committed for our office lease and for royalties on eVU product sales as more fully described in Note 12 to our interim consolidated financial statements.

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

Cash Requirements
Other than cash on hand, accounts receivable and the Fusion Capital financing commitment, we have no material unused sources of liquidity at this time. Based on our cash position at September 30, 2008 and subsequent collection of $1,600,000 in receivables in October and assuming (a) continuation of existing eVU product business, (b) current planned expenditures and level of operation, and (c) expected cash debt service of $418,000 (assuming convertible term debt payments are made in shares of common stock) we believe we will require approximately $1.5 million of additional capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and product margins but actual future margins to be realized, if any, and the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we may need equity or debt financing in the next twelve months for working capital and we may need equity or debt financing for payment of existing debt obligations and other obligations.

Our operating plans require additional funds and should additional funds not be available, we may be required to curtail or scale back staffing or operations. Failure to obtain additional financings will have a material adverse affect on our Company. Our company’s ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and until then obtaining additional financing. Potential sources of such funds in addition to our common stock purchase agreement with Fusion Capital include exercise of outstanding warrants and options, or debt financing or additional equity offerings. However, there is no guarantee that warrants and options will be exercised or that debt or equity financing will be available when needed. Any future financing may be dilutive to existing stockholders.

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

The interim consolidated financial statements as of and for the period ended September 30, 2008 include all adjustments identified as a result of the evaluation performed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of September 30, 2008 we are in the process of remediating the second material weakness identified above which existed at March 31, 2008 by improving our period ending closing process. Due to our small size and limited financial resources we rely on part-time personnel to assist in the closing process with limited but period to period growing knowledge of daily operations. Also due to our size and limited resources it is difficult to attract qualified independent directors and qualified audit committee members. Management has concluded that with certain management oversight controls that are in place, the risks associated with the use of part-time personnel in the closing process and the lack of independent audit committee oversight are not sufficient to justify the costs of adding personnel, additional directors and independent audit committee members at this time. Management will periodically reevaluate this situation. If we secure sufficient capital or improve our operating results it is our intention to hire additional full-time accounting and reporting personnel and change the composition and/or size of the Board of Directors with emphasis on recruiting qualified independent audit committee members. We plan to be testing and re-evaluating our controls periodically during fiscal 2009.

Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Business Litigation

In May 2006, we announced that a complaint had been filed against our Company and certain of our officers and employees by digEcor, Inc. in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleged breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor sought, among other things, an injunction to prevent our Company from selling or licensing certain digital rights management technology and "from engaging in any competition with digEcor until after 2009." digEcor also sought "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." This action was related to a purchase order we placed for this customer in the normal course of business on November 11, 2005 for 1,250 digEplayers(tm) with our contract manufacturer, Maycom Co., Ltd.. Maycom was paid in full for the order by both e.Digital and digEcor by March 2006, but Maycom failed to timely deliver the order. We recorded an impairment charge of $603,750 in March 2006 for deposits paid to Maycom due to the uncertainty of obtaining future delivery. In October 2006 we received delivery from Maycom of the delayed 1,250-unit digEplayer order and delivered the order to digEcor. We recognized $713,750 of revenue from this order and reversed an impairment charge of $603,750 in our third fiscal 2007 quarter.  We have answered digEcor's complaint and are pursuing certain counterclaims.

In January 2007, the Court ruled on certain motions of the parties. In its ruling, the Court dismissed digEcor's unjust enrichment, fraud, negligent misrepresentation, tortious interference and punitive damage claims. The Court further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor's claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by e.Digital. digEcor's contract and damages claims remain in dispute. digEcor has subsequently amended its Complaint to assert an alternative breach of contract claim, and claims for federal, state and common law unfair competition, and sought an injunction prohibiting us "from engaging in any competition with digEcor until after 2013."

In April 2007 we filed a second amended counterclaim in the United States District Court of Utah seeking a declaratory judgment confirming the status of prior agreements between the parties, alleging breach of our confidential information and trade secrets by digEcor, seeking an injunction against digEcor's manufacture and sale of a portable product based on our technology, alleging breach of duty to negotiate regarding revenue sharing dollars we believe we have the right to receive and tortious interference by digEcor in our contracts with third parties. We intend to vigorously prosecute these counterclaims. There can be no assurance, however, that we will prevail on any of our counterclaims.

In April 2007 digEcor filed a motion for summary judgment seeking enforcement of an alleged non-compete provision and an injunction prohibiting us from competing with digEcor. In October 2007 the Court denied, without prejudice, digEcor's motion for partial summary judgment and request for injunction. The foregoing and other findings of the Court may be subject to appeal by either party.

In September 2008 digEcor filed their third request for a partial summary judgment again seeking enforcement of the alleged non-compete provision.  digEcor also asked the Court to rule on issues surrounding the delayed 1250-unit order and e.Digital's alleged breach of  a 2002 contract between the parties.

In September 2008 we filed a summary judgment motion seeking a ruling (i) that the alleged non-compete provision is unenforceable and /or superseded by the 2002 agreement between the parties, and (ii) that the we have not breached any alleged non-compete provisions or the 2002 agreement.  We also asked the Court to dismiss digEcor's unfair competition claims and limit digEcor's damages claim.

The case has now completed the discovery phase. We believe that we have substantive and multiple defenses and intend to vigorously challenge the remaining matters and pursue all counterclaims.  However, there can be no assurance we will prevail in our counterclaims or in our defense of digEcor's remaining claims.

We are also unable to determine at this time the impact this complaint and matter may have on our financial position or results of operations. We have an accrual of $80,000 as an estimate of our obligation related to the remaining general damage claim and we intend to seek restitution from Maycom for any damages we may incur. Recovery from Maycom is not assured. Maycom is not involved in the design, tooling or production of our proprietary eVU mobile product. Moreover, we do not presently plan or expect to produce or sell digEplayer models to digEcor or other customers in the future.

Intellectual Property Litigation
In March 2008, we filed a complaint against Avid Technology, Casio America, LG Electronics USA, Nikon, Olympus America, Samsung Electronics America, and Sanyo North America in the U.S. District Court for the Eastern District of Texas asserting that products made by the listed companies infringe four of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. In September 2007 we filed a similar suit in the same jurisdiction against Vivitar, a wholly-owned subsidiary of Syntax-Brillian. In September 2008 we settled and licensed LG Electronics USA and in October 2008 they were dismissed from the lawsuit. We intend to pursue our claims vigorously but the litigation is in the early stage and there is no assurance of further recovery. Although most fees, costs and expenses of the litigation are covered under our contingent fee arrangement with Duane Morris LLP, we may incur support and related expenses for this litigation that may become material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) The following common shares were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

On September 9, 2008 the Company issued 40,404 shares of Common Stock to ASI Technology Corporation in consideration of a $4,000 finance fee on a note extension. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

On September 30, 2008 the Company issued 225,225 shares of Common Stock to Davric Corporation in consideration of a $30,000 monthly payment for September on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

(b)	NONE
(c)	NONE

Item 3. Defaults Upon Senior Securities
NONE

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on September 17, 2008, the following individuals, all of the members of the Board of Directors were elected: Alex Diaz, Allen Cocumelli, Robert Putnam and Renee Warden . For each elected director, the results of the voting were:

	Affirmative Votes	Votes Withheld
Alex Diaz	244,131,916	4,857.763
Allen Cocumelli	243,902,840	5,086,839
Robert Putnam	243,885,164	5,104,515
Renee Warden	243,823,766	5.165,913

Our stockholders also voted to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 350,000,000. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
230,218,478	11,191,152	1,080,046	-0-

The foregoing proposal was approved and accordingly ratified.

Our stockholders also voted to ratify Singer Lewak Greenbaum & Goldstein, LLP as the Company’s independent auditors for the fiscal year ending March 31, 2009. The results of the voting on this proposal were:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
45,918,651	1,918,460	1,152,567	-0-

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

e.DIGITAL CORPORATION

Date: November 14, 2008	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer (Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)