Form 10-Q
period 2008-12-31
E DIGITAL CORP
filed 2009-02-10
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No  ☒
As of February 6, 2009 a total of 281,376,657 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of December 31, 2008 and
		and March 31, 2008	3

		Consolidated Statements of Operations for the three and nine
		months ended December 31, 2008 and 2007	4

		Consolidated Statements of Cash Flows for the nine
		months ended December 31, 2008 and 2007	5

		Notes to Interim Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	27
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
	Item 3.	Defaults Upon Senior Securities	28
	Item 4.	Submission of Matters to a Vote of Security Holders	28
	Item 5.	Other Information	28
	Item 6.	Exhibits	28
SIGNATURES			29

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2008	2008
	(Unaudited) $	$
ASSETS
Current
Cash and cash equivalents	742,740	122,116
Accounts receivable, trade	2,137,965	174,905
Inventories	516,034	489,238
Deposits and prepaid expenses	31,758	34,717
Total current assets	3,428,497	820,976
Property and equipment, net of accumulated depreciation of
$497,212 and $485,037, respectively	27,886	40,061
Total assets	3,456,383	861,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable, trade	523,457	836,217
Other accounts payable and accrued liabilities	874,774	198,210
Accrued employee benefits	104,849	149,483
Customer deposits	80,000	80,000
Deferred revenue	68,953	36,500
Current maturity of convertible term note, less $11,241 and $25,842 of debt discount	516,967	366,989
Secured promissory note, less $2,868 and $4,131 of note discount	297,132	445,869
Promissory note, less $1,173 and $-0- of note discount	38,827	-
Total current liabilities	2,504,959	2,113,268

Long-term convertible term note, less $-0- and $6,141 of debt discount	-	381,093
Deferred revenue-long term	32,000	72,000
Total long-term liabilities	32,000	453,093
Total liabilities	2,536,959	2,566,361

Commitments and Contingencies

Stockholders' equity (deficit)
Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: 75,000 and -0- issued and outstanding, respectively
Liquidation preference of $769,212 and $-0-, respectively	568,432	-
Common stock, $0.001 par value, authorized 350,000,000,
280,062,704 and 272,494,867 shares outstanding, respectively	280,063	272,495
Additional paid-in capital	81,302,762	80,103,769
Accumulated deficit	(81,231,833)	(82,081,588)
Total stockholders' equity (deficit)	919,424	(1,705,324)

Total liabilities and stockholders' equity (deficit)	3,456,383	861,037

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
	$	(as restated) $	$	(as restated) $
Revenues:
Products	120,463	1,006,485	356,444	4,304,197
Services	135,570	184,362	451,746	507,065
Patent license	3,650,000	-	5,250,000	-
	3,906,033	1,190,847	6,058,190	4,811,262

Cost of revenues:
Products	96,334	748,529	303,793	3,455,058
Services	57,230	45,967	169,438	116,340
Patent license	1,465,919	-	2,027,245	-
	1,619,483	794,496	2,500,476	3,571,398
Gross profit	2,286,550	396,351	3,557,714	1,239,864

Operating expenses:
Selling and administrative	576,997	484,252	1,743,389	1,427,344
Research and related expenditures	111,922	243,345	387,672	739,592
Total operating expenses	688,919	727,597	2,131,061	2,166,936

Operating income (loss)	1,597,631	(331,246)	1,426,653	(927,072)

Other income (expense):
Interest expense	(38,717)	(56,115)	(129,425)	(187,783)
Other income and expense	(11,119)	(10,010)	(183,473)	(33,662)
Other income (expense)	(49,836)	(66,125)	(312,898)	(221,445)

Income (loss) before provision for income taxes	1,547,795	(397,371)	1,113,755	(1,148,517)
Provision for income taxes	-	-	(264,000)	-
Income (loss) for the period	1,547,795	(397,371)	849,755	(1,148,517)
Accrued and deemed dividends on preferred stock	(43,284)	(27,225)	(87,978)	(81,975)
Income (loss) attributable to common stockholders	1,504,511	(424,596)	761,777	(1,230,492)
Income (loss) per common share - basic and diluted	0.01	(0.00)	0.00	(0.00)

Weighted average common shares outstanding
Basic	279,143,996	249,097,860	276,916,733	246,631,374
Diluted	281,454,506	249,097,860	277,912,376	246,631,374

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	December 31,
	2008	2007
	$	$
OPERATING ACTIVITIES
Income (loss) for the period	849,755	(1,148,517)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	12,175	12,616
Accrued interest and accretion of discount relating to promissory notes	32,632	21,893
Interest paid with common stock	29,500	77,381
Warranty provision	(41,615)	185,602
Stock-based compensation	31,526	129,209
Warrant modification and warrant derivative revaluation	174,667	-
Changes in assets and liabilities:
Accounts receivable, trade	(1,963,060)	(131,800)
Inventories	(26,796)	51,723
Deposits and prepaid expenses	2,959	9,756
Accounts payable	(262,760)	(165,837)
Other accounts payable and accrued liabilities	758,251	(57,246)
Customer deposits	-	(38,850)
Accrued employee benefits	(44,634)	49,562
Deferred revenue	(7,547)	112,000
Warranty reserve	(43,072)	(81,904)
Cash used in operating activities	(498,019)	(974,412)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(7,167)
Cash used in investing activities	-	(7,167)
FINANCING ACTIVITIES
Sale of common stock	580,000	640,000
Proceeds from sale of preferred stock	700,000	-
Proceeds from exercise of warrants	-	214,480
Proceeds from exercise of stock options	-	11,310
Payment on convertible term note	(51,357)	-
Payment on secured promissory note	(150,000)	(300,000)
Proceeds from unsecured promissory note	40,000	-
Cash provided by financing activities	1,118,643	565,790
Net increase (decrease) in cash and cash equivalents	620,624	(415,789)
Cash and cash equivalents, beginning of period	122,116	694,757
Cash and cash equivalents, end of period	742,740	278,968

Supplemental disclosures of cash flow information:
Cash paid for interest	64,893	88,509
Supplemental schedule of noncash investing and financing activities:
Accounts payable exchanged for preferred stock	50,000	-
Common stock issued on conversion of preferred stock	-	1,456,000
Accrued and deemed dividends on preferred stock	87,978	81,975
Term note payments paid in common stock	230,000	120,000
Financing fees paid in common stock	8,800	21,500
Warrant derivative liability reclassified to equity	132,315	-

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

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2008, and the results of operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2008 filed on Form 10-K.

Prior Period Presentation
As more fully described in Note 15 to the Company’s consolidated financial statements and footnotes thereto for the year ended March 31, 2008 filed on Form 10-K, the Company restated the two quarters ended September 30, 2007 and December 31, 2007 due to an overstatement of both revenues and cost of revenues of $104,000 and $62,400 for the quarters, respectively, due to a misclassification of supplier material transfers with no effect on gross profit, operating loss or net loss in either quarter or for the fiscal year ended March 31, 2008. The results for December 31, 2007 included herein reflect such restatement. Certain other amounts reported in prior periods have been reclassified to be consistent with the current period presentation.

Going Concern
These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant operating losses and negative cash flow from operations in each of the last three years and has an accumulated deficit of $81.2 million at December 31, 2008. The Company’s recent profitability has resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, the Company could incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. The Company's ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 for fiscal 2009. However the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the nine months ended December 31, 2008. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after April 1, 2009 for the Company). Early application is not permitted. Since the Company is not contemplating any business combinations after its effective date it does not presently expect any impact of SFAS No. 141R on its consolidated financial statements.

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

3. INCOME (LOSS) PER SHARE
Basic earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The income attributable to common stockholders is reduced by accrued and deemed dividends on preferred stock during the three and nine months ended December 31, 2008 of $43,284 and $87,978, respectively. The loss attributable to common stockholders is increased by accrued and deemed dividends on preferred stock during the three and nine months ended December 31, 2007 of $27,225 and $81,975, respectively. Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible preferred stock, stock options, warrants, and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
		(as restated)		(as restated)
Basic
Income (loss) attributable to common stockholders	$1,504,511	$(424,596)	$761,777	$(1,230,492)
Weighted average common shares outstanding (basic)	279,143,996	249,097,860	276,916,733	246,631,374
Basic income (loss) per common share	$0.01	$(0.00)	$0.00	$(0.00)

Diluted
Income (loss) attributable to common stockholders	$1,504,511	$(424,596)	$761,777	$(1,230,492)
Plus:
Accrued and deemed dividends on preferred stock (1)	-	-	-	-
Income (loss) for diluted	$1,504,511	$(424,596)	$761,777	$(1,230,492)
Common and potential common shares:
Weighted average common shares outstanding	279,143,996	249,097,860	276,916,733	246,631,374
Assumed conversion of preferred stock (1)	-	-	-	-
Assumed exercise of options and warrants	2,310,510	-	995,643	-
Common and potential common shares	281,454,506	249,097,860	277,912,376	246,631,374
Diluted income (loss) per common share	$0.01	$(0.00)	$0.00	$(0.00)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	18,597,387	16,440,925	18,897,387	16,440,925

(1) The convertible preferred stock and convertible term note were antidilutive for the respective periods.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:
	December 31,	March 31,
	2008	2008
	$	$
Raw materials	32,957	41,354
Work in process	321,673	217,820
Finished goods	161,404	230,064
	516,034	489,238

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
		(as restated)		(as restated)
	$	$	$	$
Cost of revenues	-	4,310	-	13,442
Research and development	8,918	15,282	8,918	30,349
Selling and administrative	(731)	37,445	31,526	85,418
Total stock-based compensation expense	8,187	57,037	40,444	129,209

Stock-based compensation expense for the three and nine months ended December 31, 2008 includes $8,918 for stock appreciation rights of three former employees in lieu of cash severance.  The value of such rights is recognized at fair value, remeasured at each reporting date and recorded as an accrued liability. Outstanding rights covered an aggregate of 437,500 shares with exercise prices ranging from $0.145 to $0.22 and a term ranging from 0.7 to 1.25 years. The rights were valued using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 0.56%; volatility of 63% to 78% and a term equal to the term of the rights.

As of December 31, 2008 total estimated compensation cost of stock options granted but not yet vested was approximately $60,404 and is expected to be recognized over the weighted average period of 1.3 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the nine-month periods ended December 31, 2008 and 2007 (annualized percentages):

	Nine Months Ended
	December 31,
	2008	2007
Volatility	71%	78%
Risk-free interest rate	2.3%	4.1%-5.0%
Forfeiture rate	0.0%	5.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.5	3
Weighted-average fair value of options granted	$0.05	$0.10

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

See Note 8 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	$	$	$	$
Beginning balance	33,875	137,900	109,138	40,072
Warranty provision	(7,472)	52,638	(43,072)	185,602
Warranty deductions	(1,952)	(46,768)	(41,615)	(81,904)
Ending balance	24,451	143,770	24,451	143,770

7. PROMISSORY NOTES
The following table summarizes outstanding promissory notes at December 31, 2008:

		Principal Due at December 31,	Less Unamortized	Net at December 31,	Long-Term
		2008	Discount	2008	Portion
Description and Rate	Maturity	$	$	$	$	Collateral	Conversion
18% Secured Promissory Note	Interest monthly, principal at June 23, 2009	300,000	(2,868)	297,132	-	Security interest in substantially all assets	Not applicable

12% Promissory Note	Principal and interest due April 3, 2009	40,000	(1,173)	38,827	-	None	Not applicable

7.5% Convertible Term Note	Principal and interest in monthly installments $50,000 per month through maturity in November 2009	528,208	(11,241)	516,967	-	None	At $.30 per share at holder option and callable for conversion at market of $0.40 per common share
		868,208	(15,282)	852,926	-

In April 2008 the Company issued 40,000 shares of common stock as payment of a $4,800 finance fee on the $40,000 12% promissory note.

On October 8, 2008 Eric M. Polis was appointed as a director of the Company. Mr. Polis is Secretary, Treasurer and a director of ASI Technology Corporation the holder of the 18% Secured Promissory Note. In June 2008 the Company made a $50,000 principal reduction and incurred a $4,000 finance fee upon a six month renewal and in December 2008 made a $100,000 principal reduction and incurred a $3,000 finance fee for a six-month renewal of the note. The $4,000 finance fee was paid by issuing 40,404 shares of common stock and the Company issued 28,517 shares in payment of the $3,000 fee in February 2009. Note financing fees paid to creditors are recorded as a debt discount and amortized over the term of each note using the interest method. Interest expense incurred during the nine months ended December 31, 2008 on this note was $30,750.

The Company has the option, subject to certain limitations, to elect to make installment payments on the 7.5% Convertible Term Note either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Payments must be paid in cash if the computed average price is less than $0.10 per share. During the nine months ended December 31, 2008 the Company made seven monthly installment payments aggregating $230,000 through the issuance of 1,941,884 shares of common stock and made two installment payments in cash of $60,000.

8. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2008:

	Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit
Balance, March 31, 2008	-	-	272,494,867	272,495	80,103,769	(82,081,588)
Sale of Series AA preferred stock and warrants
net of $134,773 recorded as warrant liability (1)	75,000	615,227	-	-	-	-
Record $134,773 beneficial conversion
related to Series AA preferred stock (1)	-	(134,773)	-	-	134,773	-
Reclassification of warrant liability to equity (2)	-	-	-	-	132,315	-
Value assigned to modification of Seriess AA
warrants (2)	-	-	-	-	177,125	-
Dividends on Series AA preferred stock	-	19,212	-	-	(19,212)	-
Accretion of discount on Series AA preferred
stock (1)	-	68,766	-	-	(68,766)	-
Shares issued for term debt payments	-	-	1,941,884	1,942	228,058	-
Shares issued for debt financing fees	-	-	80,404	80	8,720	-
Proceeds from sale of common stock at an average price of $0.101 per share	-	-	5,545,549	5,546	574,454	-
Stock-based compensation	-	-	-	-	31,526	-
Income for the period	-	-	-	-	-	849,755
Balance, December 31, 2008	75,000	568,432	280,062,704	280,063	81,302,762	(81,231,833)

(1)
The $134,773 allocated as the value of detachable warrants and the beneficial conversion feature of $134,773 are treated as a discount to the value of the Series AA Stock (see Note 9) and are being accreted  as a deemed dividend over the term of the preferred stock. Due to the accumulated deficit these charges are recorded  to paid-in capital.

(2)	See Note 9.

Fusion Capital Equity Purchase Agreement
On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company had the right, subject to certain conditions and limitations, to sell to Fusion up to $8.0 million worth of common stock, at the Company’s election, over a period that ended February 4, 2009 at prices determined based upon the market price of the Company’s common stock at the time of each sale. During the nine months ended December 31, 2008, the Company sold 5,545,549 common shares to Fusion under the agreement for cash of $580,000.

Subsequent to December 31, 2008 the Company sold 800,000 common shares to Fusion under the agreement for cash of $80,000.

Options
The following table summarizes stock option activity for the period:

	Shares	Weighted average exercise price	Weighted average life	Aggregate intrinsic value (2)
	#	$	(years)	$
Outstanding March 31, 2008	10,897,167	0.16
Granted	1,100,000	0.11
Canceled/expired	(2,584,167)	0.16
Exercised	-	-
Outstanding December 31, 2008 (1)	9,413,000	0.15	1.8	30,000
Exercisable at December 31, 2008	7,655,332	0.15	1.6	30,000

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.44 and expire over the period from 2009 to 2013.

(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2008 of $0.11 and excludes the impact of options that were not in-the-money.

Share warrants
The following table summarizes information on warrant activity during the nine months ended December 31, 2008:

		Weighted average
	Shares	exercise price
	#	$
Outstanding March 31, 2008	2,331,572	0.15
Granted	7,500,000	0.10
Canceled/expired	-	-
Exercised	-	-
Outstanding December 31, 2008	9,831,572	0.11

The Company has outstanding share warrants as of December 31, 2008, as follows:

Description	Number of Common Shares	Exercise Price Per Share $	Expiration Date
Warrants (1)	2,331,572	0.15	August 31, 2009
Warrants	7,500,000	0.10	June 30, 2011

(1)	exercise price subject to certain antidilution price protection.

9. PREFERRED STOCK
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share. Dividends of 12% per annum were payable, with certain exceptions, either in cash or in shares of common stock at the Company's election. The remaining 91,000 shares of Series D Stock and accumulated dividends automatically converted to 18,200,000 shares of common stock at $0.08 per share on December 31, 2007. Dividends accrued during the nine months ended December 31, 2007 totaled $81,975 and increased the loss attributable to common stockholders.

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

The proceeds of $750,000 were allocated between the fair value of the Series AA Stock ($615,227) with the value of the Series AA Warrants ($134,773) treated as a discount to the Series AA Stock. The Company determined the fair value of the Series AA Warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 2.93%; volatility of 60.6% and a term of one year. Because  the redemption event was not certain to occur but was outside the Company’s control, the Company originally recorded the portion of the proceeds attributable to the stock as mezzanine equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities after determining the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity did not apply. Upon termination of the redemption right on September 17, 2008 the value of the stock was reclassified as permanent equity.

Additionally, the Company evaluated whether the embedded conversion feature in the preferred stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133. The Company calculated the intrinsic value of the beneficial conversion feature as $134,773 pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The total discount to the Series AA Stock of $269,546, consisting of the value of the Series AA Warrants and the amount of the beneficial conversion feature, is being accreted  as a deemed dividend over the term of the Series AA Stock. A total of $68,766 of the discount was accreted  as a deemed dividend for the nine month period ended December 31, 2008 by a charge to paid-in capital. The stated 5% dividend also accrues to the carrying value of the Series AA Stock. The deemed and stated dividends are also used in determining the net income (loss) attributable to common stockholders for the respective periods.

The Company determined that the warrants met the definition of a derivative instrument at issuance as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and was treated as a liability due to the lack of sufficient authorized shares of common stock. The Company recorded a liability of $134,773 for the value of the warrants. As a derivative liability this amount was evaluated for reclassification and if a derivative liability adjusted at each reporting period based on the current market price. Upon the authorization and reservation of shares of common stock for exercise of the warrants on September 17, 2008, the Company determined the warrants were no longer a derivative liability. The value at that date of $132,315 was reclassified to paid-in capital and a net non-cash gain of $2,458 was recorded in other income (expense).  The Company also determined that the termination of the warrant redemption rights was an effective modification of the warrant term and calculated the fair value of the warrants immediately prior to the modification compared to the value immediately after the modification and recorded the difference in warrant value of $177,125 as a financing expense in other expenses.

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

As of December 31, 2008, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at December 31, 2008:

Fair Value Measurement as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	742,740	742,740	-	-
Warrant derivative liability (2)	-	-	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.
(2)
Represents Series AA Warrants issued in June 2008 and valued using the income approach using the Black-Scholes option pricing model (see Note 9). An initial liability of $134,773 was revalued to $132,315 at September 17, 2008 and reclassified as equity (see Note 9).

The following table reconciles the warrant derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended December 31, 2008:

Warrant
Derivative
Liability
$
Balance at April 1, 2008	-
Issuance of warrant derivative (1)	134,773
Adjustment to fair value included in net loss (2)	(2,458)
Reclassification to equity (2)	(132,315)
Balance at December 31, 2008	-

(1)	Represents Series AA Warrants issued in June 2008 (see Note 9).
(2)
The warrant derivative liability was revalued at the end of each reporting period until reclassification as equity and the resulting difference was included in the results of operations in “Other income and expense”.

11. SEGMENT INFORMATION
SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. With the inception of patent license revenue in the current year, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing consists of intellectual property revenues from the Flash-R patent portfolio.

Accounting policies for each of the operating segments are the same as on a consolidated basis however the Company has only recently commenced receiving patent license revenue. The Company recognizes revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, (iii) the customer has been provided rights to the licensed technology and (iv) collection of the resulting receivable, if any, is probable. At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. License revenue to date consists of one-time licenses requiring no future performance. The Company values nonexclusive cross licenses received only if directly used in operations. Patent license costs of revenues include contingency legal and other direct costs associated with patent licensing.

Our reportable segment information for the three and nine months ended December 31, 2008 is as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
		(as restated)		(as restated)
	$	$	$	$
REVENUES:
Products and services	256,033	1,190,847	808,190	4,811,262
Patent licensing	3,650,000	-	5,250,000	-
Total revenue	3,906,033	1,190,847	6,058,190	4,811,262

GROSS PROFIT:
Products and services	102,469	396,351	334,959	1,239,864
Patent licensing	2,184,081	-	3,222,755	-
Total gross profit	2,286,550	396,351	3,557,714	1,239,864

RECONCILIATION:
Total segment gross profit	2,286,550	396,351	3,557,714	1,239,864
Operating expenses	(688,919)	(727,597)	(2,131,061)	(2,166,936)
Other income (expense)	(49,836)	(66,125)	(312,898)	(221,445)
Income (loss) before provision for income taxes	1,547,795	(397,371)	1,113,755	(1,148,517)

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
	For the three months ended		For the nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
		(as restated)		(as restated)
	$	$	$	$
United States	3,650,000	-	5,250,000	-
International	256,033	1,190,847	808,190	4,811,262
Total revenue	3,906,033	1,190,847	6,058,190	4,811,262

Revenues from three customers comprised 33%, 27% and 26% of revenue for the nine months ended December 31, 2008. Sales to three customer comprised 37%, 26% and 20% of revenue for the nine months ended December 31, 2007. Accounts receivable from one customer comprised 95% of net accounts receivable at December 31, 2008 and three customers accounted for 61%, 14% and 12% of net accounts receivable at December 31, 2007.

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

The case has now completed the discovery phase. The Company has voluntarily dismissed some of its counterclaims, alleging misappropriation of its confidential information and trade secrets.  The Company believes that it has substantive and multiple defenses and intends to vigorously challenge the remaining matters and pursue all remaining counterclaims. However, there can be no assurance the Company will prevail in its counterclaims or in its defense of digEcor's remaining claims.

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

Commitment Related to Intellectual Property Legal Services
On March 23, 2007 the Company entered into an agreement for legal services and a contingent fee arrangement with Duane Morris LLP. The agreement provides that Duane Morris is the Company’s legal counsel in connection with the assertion of the Company’s flash memory related patents against infringers (“Patent Enforcement Matters’).

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

At December 31, 2008 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturers and component suppliers for approximately $127,000 of future deliveries. Purchase commitments for product and components are generally subject to modifications as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $5,805 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $197,652 at December 31, 2008.

Royalties
In connection with a prior note financing, the Company is obligated to pay a royalty of $20.00 for each entertainment device sold through December 31, 2008. During the nine months ended December 31, 2008 and 2007 the Company incurred royalties of $4,640 and $69,620, respectively.

Other Concentrations and Financial Instruments
The global economy, including the electronics industry, is experiencing a widespread decline in business activity, together with a reduction in general credit availability and instability in the commercial and investment banking systems, all of which are likely to have far-reaching effects on economic activity for an indeterminate period. The near- and long-term impact of these factors on the Company's operations cannot be predicted at this time but may be substantial.

From time-to-time, the Company carries cash and securities balances on deposit with financial institutions that are in excess of federally insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments discussed in the foregoing paragraph. The extent of a future loss to be sustained as a result of uninsured deposits in the event of a future failure of a bank or other financial institution, if any, however, is not subject to estimation at this time.

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

As discussed above, as of April 1, 2007, the Company removed its net operating losses from deferred tax assets and the offsetting valuation allowance until documented by a Section 382 analysis. During the quarter ended September 30, 2008 the Company provided a tax provision of $264,000 representing foreign taxes for which a credit (a deferred tax asset) may be allowable against future United States taxes subject to certain limitations. A full valuation allowance has been established to offset the remaining net deferred tax assets (after applying sufficient net operating losses to offset current income) and to the new foreign tax credit at December 31, 2008 as realization of these assets is uncertain. For the three and nine months ended December 31, 2008, the deferred tax expense of $755,000 and $543,000 respectively, was offset by a corresponding decrease of the deferred tax asset valuation allowance.  When, and if, the Company can sustain consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses prior to their expiration and the amounts are adequately documented, then any additional valuation allowance can be reduced or eliminated.

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

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies in the airline, healthcare, and other travel and leisure industries. We employ both direct sales to customers and sales through value added resellers (VARs) that provide marketing, logistic and/or content services to customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against those who may be infringing our patents. Our international legal firm Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. In September 2007 and March 2008 we filed our first tranche of patent infringement litigation against eight defendants. In September 2008 we recorded our first patent license revenue and recognized additional license revenue during the quarter ended December 31, 2008. While we expect additional patent licenses in future periods there can be no assurance of the timing or amounts of any related license revenue.

Our business is high risk in nature. There can be no assurance we can achieve sufficient eVU or patent license revenues to sustain profitability. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends
We have experienced significant operating losses and negative cash flow from operations in each of the last three years. Our recent profitability has resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

For the nine months ended December 31, 2008:

•
We recognized net income before income taxes of $1,113,755 for the nine months ended December 31, 2008. This was before income tax expense of $264,000 for foreign taxes. The resulting net income of $849,755 was an improvement from the net loss of $1,148,517 for the first nine months of the prior year.  The improvement resulted primarily from new higher margin patent licensing revenue that offset a decline in eVU product and service revenues.

•
Our revenues were $6.1 million for the first nine months compared to $4.8 million for the prior year’s nine months. Revenues in the first nine months included $5.25 million of patent license revenue. Last year’s first nine months revenues included product sales to new European in flight entertainment (“IFE”) customers. Recent eVU sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We are aggressively pursuing new business but our results will be dependent on the timing and quantity of additional patent licenses and eVU orders. We seek to expand and diversify our customer base both in the IFE space and other markets. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations.

•
Our gross profit for the first nine months was $3.6 million or 59% of revenues compared to $1.2 million or 26% of revenues for the prior year’s first nine months. Results benefited from higher patent licensing gross profit percentages as compared to product sales. Gross profit margins are highly dependent on revenue and product mix, prices charged, volume of orders and costs.

•	Operating expenses were $2.1 million for the first nine months of fiscal 2009 (year ending March 31, 2009) compared to $2.2 million for the first nine months of fiscal 2008.

We have recently reduced our monthly cash operating costs to an average of approximately $200,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Accordingly, we may incur future losses until such time as we are able to realize recurring revenues and margins sufficient to cover our costs of operations.  We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

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

Patent License Revenue Recognition
The Company has only recently commenced receiving patent license revenue. The Company recognizes revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, (iii) the customer has been provided rights to the licensed technology and (iv) collection of the resulting receivable, if any, is probable. At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. License revenue to date consists of one-time licenses requiring no future performance. The Company values nonexclusive cross licenses received only if directly used in operations.

Patent license costs of revenues include contingency legal and other direct costs associated with patent licensing.

Results of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

	Three Months Ended December 31,
	2008		2007
		% of	(as restated)	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	120,463	3.1%	1,006,485	84.5%	(886,022)
Service revenues	135,570	3.5%	184,362	15.5%	(48,792)
Patent license	3,650,000	93.4%	-	0.0%	3,650,000
	3,906,033	100.0%	1,190,847	100.0%	2,715,186	228.0%
Gross Profit:
Product gross profit	24,129		257,956		(233,827)
Service gross profit	78,340		138,395		(60,055)
Patent license gross profit	2,184,081		-		2,184,081
	2,286,550	58.5%	396,351	33.3%	1,890,199	476.9%
Operating Expenses:
Selling and administrative	576,997	14.8%	484,252	40.7%	92,745	19.2%
Research and related	111,922	2.9%	243,345	20.4%	(131,423)	(54.0%)
	688,919	17.6%	727,597	61.1%	(38,678)	(5.3%)
Other income (expenses)	(49,836)	(1.3%)	(66,125)	(5.6%)	16,289	(24.6%)

Income (loss) before provision for income taxes	1,547,795	39.6%	(397,371)	(33.4%)	1,945,166	(489.5%)

Income (loss) before provision for income taxes
We reported income before income taxes of $1,547,795 for the three months ended December 31, 2008 compared to a loss of $397,371 for the comparable period of the prior year. The $1,945,166 improvement was the result of higher margin patent license revenues that offset a decline in eVU product and service revenues.

Revenues
Revenues of $3,906,033 in the third quarter of fiscal 2009 compared to $1,190,847 for the comparable prior period. The revenue mix was significantly different each period. During the prior year’s third quarter revenues consisted of $1,006,485 from selling eVU players and related equipment for use by airline customers and $184,362 from service revenues for content and support services. Recent eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. Our most recent quarter’s revenues consisted primarily of $3,650,000 of one-time non-recurring patent license revenue and $256,033 of eVU product and service revenues. We are pursuing new business but our results will continue to be dependent on the timing and quantity of eVU orders or the timing of patent licensing arrangements.

Gross Profit
Gross profit for the third quarter of fiscal 2009 was $2,286,550 or 58.5% of revenues.  The gross profit for the prior year’s third quarter was $396,351 or 33.3% of revenues. The improved gross profit percentage resulted from higher margin patent license revenue. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, contingency patent legal fees and costs.

Operating Expenses
Selling and administrative costs for the three months ended December 31, 2008, were $576,997 compared to $484,252 for the third quarter of fiscal 2008. While most cost categories were comparable we have experienced an increase in litigation related legal expenses of $202,000, offset by a $87,000 reduction in staffing costs due to reduced personnel.

Research and related expenditures for the three months ended December 31, 2008 were $111,922, compared to $243,345 for the three months ended December 31, 2007. The decrease resulted from reduced personnel and from reassigning other engineers and technicians to customer support and service roles in the current year.

Other Income (Expenses)
Net other expenses were $49,836 for the third quarter of fiscal 2009 compared to net expenses of $66,125 for the third quarter of the prior year. The most recent quarter included $38,717 of interest expense including $20,717 of non-cash interest. The third quarter of fiscal 2008 included interest of $56,115, of which $32,112 was non-cash interest from the amortization of debt discount, and $21,640 of financing royalties.

Provision for Income Taxes
There was no income tax provision or benefit for the third quarter of fiscal 2009 or 2008. The deferred tax expense of $755,000 for the most recent third quarter was offset by a benefit related to the decrease  of the deferred tax asset valuation allowance.

Income (Loss) Attributable to Common Stockholders
The income (loss) attributable to common stockholders for the most recent third quarter included the net income after taxes of $1,547,795 reduced by accrued  and deemed dividends on convertible preferred stock of $43,284 or a net income attributable to common stockholders of $1,504,511. The net loss after tax for the prior comparable third quarter was $397,371 reduced by accrued and deemed dividends of $27,225 for a net loss attributable to common stockholders of $424,596.

Nine months ended December 31, 2008 compared to the nine months ended December 31, 2007

	Nine Months Ended December 31,
	2008		2007
		% of	(as restated)	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	356,444	5.9%	4,304,197	89.5%	(3,947,753)
Service revenues	451,746	7.5%	507,065	10.5%	(55,319)
Patent license	5,250,000	86.7%	-	0.0%	5,250,000
	6,058,190	100.0%	4,811,262	100.0%	1,246,928	25.9%
Gross Profit:
Product gross profit	52,651		849,139		(796,488)
Service gross profit	282,308		390,725		(108,417)
Patent license gross profit	3,222,755		-		3,222,755
	3,557,714	58.7%	1,239,864	25.8%	2,317,850	186.9%
Operating Expenses:
Selling and administrative	1,743,389	28.8%	1,427,344	29.7%	316,045	22.1%
Research and related	387,672	6.4%	739,592	15.4%	(351,920)	(47.6%)
	2,131,061	35.2%	2,166,936	45.0%	(35,875)	(1.7%)
Other income (expenses)	(312,898)	(5.2%)	(221,445)	(4.6%)	(91,453)	41.3%

Income (loss) before provision for income taxes	1,113,755	18.4%	(1,148,517)	(23.9%)	2,262,272	(197.0%)

Income (Loss) before provision for income taxes
We showed income before income taxes of $1,113,755 for the nine months ended December 31, 2008 compared to a loss of $1,148,517 for the comparable period of the prior year. The $2,262,272 improvement was the result of higher margin patent license revenues.

Revenues
Revenues of $6,058,190 for the first nine months of fiscal 2009 compared to $4,811,262 for the same period of the prior year. The revenue mix was different in the most recent nine month period due to initial patent license revenues. Fiscal 2009 nine-month revenues included eVU products and service revenue of $808,190 and patent license revenue of $5,250,000. We are reliant on a limited number of customers with three customers accounting for 33%, 27% and 26% of our first nine-month revenues. During the prior year’s first nine months revenues consisted of $4,811,262 from selling eVU players and related service revenues for content and support services. Recent eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We are pursuing new business but our results will continue to be dependent on the timing and quantity of eVU orders or the timing of patent licensing arrangements.

Gross Profit
Gross profit for the first nine months of fiscal 2009 was $3,557,714 or 58.7% of revenues.  The gross profit for the prior year’s first nine months was $1,239,864 or 25.8% of revenues. The improved gross profit percentage resulted from higher margin patent license revenue. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, contingency patent legal fees and costs.

Operating Expenses
Selling and administrative costs for the nine months ended December 31, 2008, were $1,743,389 compared to $1,427,344 for the first nine months of fiscal 2008. The $316,045 increase included an increase in litigation related legal expenses of $410,000 and an increase of $73,000 of shareholder costs primarily related to holding the September shareholders meeting offset by a $103,000 reduction in sales commissions from reduced product sales and a $70,000 reduction in personnel costs due primarily to reduced stock-based compensation costs.

Research and related expenditures for the nine months ended December 31, 2008 were $387,672, compared to $739,592 for the nine months ended December 31, 2007. The decrease resulted primarily from a reduction in personnel and reassigning other engineers and technicians to customer support and service roles in the current year.

Other Income (Expenses)
Net other expense was $312,898 for the nine months ended December 31, 2008 compared to net expenses of $221,445 for the nine months ended December 31, 2007. The most recent period included a non-cash financing expense of $177,125 related to a charge for warrant modification and $129,425 of interest expense including $62,132 of non-cash interest.

For the first nine months of fiscal 2008 other expenses of $221,445 included interest expense of $187,783, of which $99,274 was non-cash interest from the amortization of debt discount, and $69,620 of financing royalties.

Provision for Income Taxes
Income tax expense of $264,000 consists of foreign taxes paid on patent license revenue. There was no domestic income tax provision or benefit for the first three quarters of fiscal 2009 or 2008. The deferred tax expense of $543,000 for the most recent nine months was offset by a benefit related to the decrease of the deferred tax asset valuation allowance.

Income (Loss) Attributable to Common Stockholders
The income attributable to common stockholders for the nine months ended December 31, 2008 included the income after taxes of $849,755 reduced by accrued and deemed dividends on convertible preferred stock of $87,978 or a net income attributable to common stockholders of $761,777. The net loss after tax for the prior comparable nine months was $1,148,517 reduced by accrued and deemed dividends of $81,975 for a net loss attributable to common stockholders of $1,230,492.

Liquidity and Capital Resources
At December 31, 2008, we had working capital of $923,538 compared to a working capital deficit of $1.3 million at March 31, 2008. At December 31, 2008 we had cash on hand of $742,740.

Operating Activities
Cash used in operating activities was $498,019 for the nine months ended December 31, 2008. Cash provided by operating activities included income of $849,755 increased by net non-cash expenses of $238,885. Major components also providing operating cash was an increase of $758,251 in other accounts payable and accrued liabilities. Major components using operating cash included an increase of $1,963,060 in accounts receivable, a $26,796 increase in inventory and a $262,760 decrease in accounts payable. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days.

Cash used in operating activities during the nine months ended December 31, 2007 was $974,412. Individual working capital components can change dramatically from period to period due to timing of sales and shipments and corresponding receivable, inventory and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities
The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities
For the nine months ended December 31, 2008, cash provided by financing activities was $1,118,643. This included $580,000 from the sale of common stock to Fusion Capital Fund II, LLC (“Fusion”) pursuant to a purchase agreement and $700,000 cash from the sale of preferred stock. We reduced our secured note balance by $150,000, made term principal payments of $51,357 and obtained $40,000 in July 2008 from a new one year note. During the first nine months of the prior year we obtained $640,000 from the sale of common stock to Fusion and made a secured note payment of $300,000.

Subsequent to December 31, 2008 we obtained $80,000 from the sale of common stock pursuant to the Fusion agreement that terminated in accordance with its terms on February 4, 2009.

Related Party Debt and Other Commitments
We currently have a secured note for $300,000 due on June 23, 2009, an unsecured note for $40,000 due in July 2009 and an unsecured convertible term debt with a principal amount of $528,208. We made $230,000 of term note principal and interest payments through the issuance of common shares during the first nine months. Our plans are to make future principal and interest payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan.

At December 31, 2008 we were committed to approximately $127,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

We are also committed for our office lease as more fully described in Note 12 to our interim consolidated financial statements.

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

Cash Requirements
Other than cash on hand, accounts receivable and the proceeds from the subsequent Fusion stock sale, we have no material unused sources of liquidity at this time.  Based on our cash position at December 31, 2008 and (a) assuming expected receivable collections (b) current planned expenditures and level of operation, and (c) expected cash debt service of $370,000 (assuming convertible term debt payments are made in shares of common stock) we believe we will require approximately $0.7 million of additional capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain such additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Accordingly we may need equity or debt financing in the next twelve months for working capital and we may need equity or debt financing for payment of existing debt obligations and other obligations.

Our operating plans require additional funds and should additional funds not be available, we may be required to curtail or scale back staffing or operations.  Failure to obtain additional financings could have a material adverse effect on our Company. Our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and until then obtaining additional financing. Potential sources of such funds include exercise of outstanding warrants and options, or debt financing or additional equity offerings.  However, there is no guarantee that warrants and options will be exercised or that debt or equity financing will be available when needed.  Any future financing may be dilutive to existing stockholders.

In the future, if our operations increase significantly, we may require additional funds.  We also may require additional capital to meet our debt and other commitments, finance future developments, acquisitions or expansion of facilities.  We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2008, our President and CEO (“Principal Executive Officer” or “PEO”) and Interim Chief Accounting Officer (“Principal Financial Officer” or “PFO”) have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of March 31, 2008, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment were (i) the lack of independent oversight by an audit committee of independent members of the Board of Directors, and (ii) ineffective controls over the period ending closing process that failed to identify a misclassification of supplier material transfers during the second and third quarter of fiscal 2008. In light of these material weaknesses, management concluded that, as of March 31, 2008, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has taken remediation steps to improve its closing process including additional management reviews at December 31, 2008 there had been no change in the audit committee.

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

The interim consolidated financial statements as of and for the period ended December 31, 2008 include all adjustments identified as a result of the evaluation performed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of December 31, 2008 we are in the process of remediating the second material weakness identified above which existed at March 31, 2008 by improving our period ending closing process each quarter. Due to our small size and limited financial resources we rely on part-time personnel to assist in the closing process with limited but period to period growing knowledge of daily operations. Also due to our size and limited resources it is difficult to attract qualified independent directors and qualified audit committee members. Management has concluded that with certain management oversight controls that are in place, the risks associated with the use of part-time personnel in the closing process and the lack of independent audit committee oversight are not sufficient to justify the costs of adding personnel, additional directors and independent audit committee members at this time. Management will periodically reevaluate this situation. If we secure sufficient capital or improve our operating results it is our intention to hire additional full-time accounting and reporting personnel and change the composition and/or size of the Board of Directors with emphasis on recruiting qualified independent audit committee members. We plan to be testing and re-evaluating our controls periodically during fiscal 2009.

Other than described above there were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2008.

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

The case has now completed the discovery phase. We voluntarily dismissed some of our counterclaims, alleging misappropriation of its confidential information and trade secrets.  We believe we have substantive and multiple defenses and intend to vigorously challenge the remaining matters and pursue all remaining counterclaims. However, there can be no assurance we will prevail in our counterclaims or in our defense of digEcor's remaining claims.

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

Intellectual Property Litigation
In September 2007 and March 2008, we filed a complaint against eight companies in the U.S. District Court for the Eastern District of Texas asserting that products made by the listed companies infringe four of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. As we license and settle with individual defendants they are dropped from the complaint. We intend to pursue our claims vigorously against remaining defendants but the litigation is in the early stage and there is no assurance of further settlements or recovery. Although most fees, costs and expenses of the litigation are covered under our contingent fee arrangement with Duane Morris LLP, we may incur support and related expenses for this litigation that may become material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	No common shares were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.
(b)	NONE
(c)	NONE

Item 3. Defaults Upon Senior Securities
NONE

Item 4. Submission of Matters to a Vote of Security Holders
NONE

Item 5. Other Information
(a) NONE
(b) NONE

Item 6. Exhibits
Exhibit 31.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer).

Exhibit 31.2 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Interim Accounting Officer (Principal Accounting Officer).

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer) and Robert Putnam, Interim Accounting Officer (Principal Accounting Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

Date:	February 10, 2009	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer
(Principal Accounting and Financial Officer
and duly authorized to sign on behalf of the Registrant)