Form 10-K
period 2009-03-31
E DIGITAL CORP
filed 2009-06-16
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐  No  (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company .  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated filer ☐  Non-accelerated filer   ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2008 was approximately $38,485,941 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 5, 2009 there were 282,871,198 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

TABLE OF CONTENTS

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

PART I
ITEM 1. BUSINESS

Overview
e.Digital Corporation (the “Company) is a holding company incorporated under the laws of Delaware  that operates through a wholly-owned California subsidiary of the same name.  We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) and market our eVU™ mobile entertainment device for the travel and recreational industries. We also own and are licensing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices.

With the inception of patent license revenue in September 2008, we determined that we have two operating segments: (1) products and services and (2) patent licensing. Our products and services revenue is derived from the sale of DVAP products and accessories to customers, warranty and technical support services and content integration fees and related services. Our patent licensing revenue consists of intellectual property revenues from our Flash-R patent portfolio.Our Flash-R patent portfolio revenues to date have consisted of fees from one-time license and settlement agreements requiring no future performance.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies for use in the airline, healthcare, and other travel and leisure industries. We employ direct sales and sales through value added resellers (“VARs”) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties who we believe may be infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. In September 2007 and March 2008 we filed a first tranche of patent infringement litigation against eight defendants. In September 2008 we recorded our first patent license revenue and recognized additional license revenue through the fiscal year ended March 31, 2009. While we expect additional patent licenses in future periods there can be no assurance of the timing or amounts of any related license revenue.

Our Company, then known as Norris Communications, was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 changed its domicile to the Yukon Territory, Canada.  On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware.  On January 13, 1999, the stockholders approved a name change to e.Digital Corporation.  Our principal executive offices and primary operating facilities are located at 16770 West Bernardo Drive, San Diego, California 92127 and our telephone number is (858) 304-3016.  Our Internet site is located at www.edigital.com.Information contained in our Internet site is not part of this annual report.

Background on Technical Innovations
We have a record of pioneering technical innovations and achievements in developing portable electronic products including products developed under contract for major OEM (original equipment manufacturer) customers.  These innovations and achievements include:

•
1990 – Released the first commercial ear telephone with an earpiece that located both the speaker and the microphone in the ear without feedback.  (This was the first product in what ultimately became today’s line of Jabra™ hands-free communication products.)

•	1993 – Developed the first portable digital player/recorder with removable flash memory. Resulted in five U.S. patents on the use of flash memory in portable devices.

•	1996 – Developed the first high-speed download device to store digital voice recordings on a personal computer in compressed format.

•	1998 – Developed the first multi-codec (including MP3) portable digital music player.

•	1999 – Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

•	2002 – Developed the first voice controlled MP3 player using our VoiceNav™ speech navigation system.

•	2002 – Bang & Olufsen introduced a branded digital audio player (BeoSound 2) developed by us pursuant to a license agreement.

•	2003 – Designed, developed and delivered wireless MP3 headsets employing our MircoOS operating system to Hewlett-Packard for use at Disneyworld in Orlando, Florida.

•	2003 – Licensed our digital audio to a multi-billion dollar Asian OEM for branding to Gateway Computers.

•	2003 – Developed the first hard drive-based Hollywood studio-approved portable in-flight entertainment (“IFE”) device.

•	2006 – Introduced eVU, a next generation dedicated mobile entertainment device with 12+ hours of playback, wireless capability and proprietary content encryption approved by major studios.

•
2007 – Introduced eVU-ER, an improved dedicated portable IFE  player featuring a new power management technology providing an industry-leading 20+ hours of continuous video playback from a single battery. eVU is now available in either a 7" or 8" high resolution LCD screen with 160 GB to 200 GB of rugged and reliable storage.

•	2009 –Added new features to eVU including an advanced touch screen interface.

These technical achievements and our base of technology allow us to rapidly develop or customize electronic products for our own account or for others.

Digital Video/Audio Technology Platform
Our DVAP is based on our proprietary MicroOS™ core (see discussion below).  It accommodates various third party video compression encoded material, proprietary security measures and allows for other customizable options.  Our DVAP supports screen sizes from 2.5” to 10.4” and is capable of achieving better than DVD (digital video disc or digital versatile disc) quality video.

Our proprietary DVAP is flexible and we believe we can address markets beyond IFE with products customized for niche customers for travel and leisure, medical, education, government and military use.  We continue to modify and improve our DVAP technology to incorporate the latest LCD (liquid crystal display) screen, media storage, video processing, battery and other components to address specific needs of the medical and travel and leisure segments of the market.  We also seek to make improvements and component and model changes from time to time to be competitive.

Proprietary DVAP Technology Elements

 MicroOS™
Our proprietary MicroOS operating system serves as the software foundation for our DVAP Platform.  MicroOS was originally developed by us for use in digital voice recorder technology, but because of its inherent flexibility, has grown and been adapted to support audio and video storage and playback and wireless utilities.  MicroOS is compact, efficient and dynamic, responding to a variety of user interfaces. MicroOS manages the user interface functions, battery and power control, the volume and equalizer functions, the LCD drivers and interfaces, decodes processes a wide variety of audio and video files, interacts with a variety of digital rights management schemes and supports today’s most popular media storage formats including hard disk drives, compact and embedded flash and others. MicroOS efficiently manages multiple functions within a single device, utilizing less power, space and operating capacity than many alternative solutions.

Content Protection Technology
We have designed and developed a family of proprietary hardware and software encryption, digital rights management (“DRM”), key management and data obscuration technology for content protection.  This technology was employed in our prior MP3 player products and in our current DVAP products.  Our latest product eVU incorporates an implementation of this family of technology and has been tested and approved by major Hollywood movie studios.  We currently have a U.S. patent application pending for security technology and a provisional U.S. patent application for our family of security technology.

Wireless Technology
We have experience in developing wireless solutions for business customers and our DVAP has applications for wireless technology.  Wireless communications between devices and hosts will benefit consumers’ abilities to manage and procure content and provide transaction based capabilities.  We are also integrating 802.11 (Wi-Fi) technology as an option for our DVAP.
DVAP Products and Services
We are a leading producer of dedicated portable IFE products delivering over 13,000 units since 2003 for airline use.   Our latest model, eVU, features sharp images on a 7” or 8” high resolution LCD screen, a 160 GB (Gigabytes) to 200 GB of rugged and reliable storage, high audio fidelity, dual stereo headphone jacks, optional embedded credit card reader/processor, optional touch screen capabilities, a full feature graphical user interface, patent-pending hardware security technology, and 20 hours of high resolution video playback on a single battery charge.  We also have the capability to add features and customize the product for target markets or select customers.

We market and sell our eVU portable mobile entertainment device to corporate customers directly and through VARs. Generally each batch sale includes logo customization on the device (for example an airline logo) and an initial content integration with a customized graphical user interface (“GUI”) (for example the airline logo appearing on startup, then a listing of content for selection by the end user). While marketing and sales of eVUs is currently targeted primarily to the airline industry, we believe it has applications in the healthcare, military, and other travel and leisure markets.

We have developed and sell accessory products to our customers and VARs allowing them to operate a mobile entertainment business. These accessories include e.Digital Battery Charging Stations to charge and recondition batteries and e.Digital Content Loading Stations to upload graphical interfaces and content to multiple players at one time. Customers also may order spare batteries depending on their requirements.

We also provide content services to our customers and VARs that includes integrating the content with our proprietary GUI software to produce a master content file (containing content and the customized GUI interface) for rapid uploading to multiple players. Our GUI allows ease of use and can accommodate multiple languages. Our tested and Hollywood studio approved encryption methods protect content from being pirated.  These services allow protected content on eVU players to be periodically updated through e.Digital Content Loading Stations by our customers or VARs or others on their behalf.

We also offer extended maintenance and refurbishment services for customers.

Markets for DVAP Products and Services

Industry Background
Digital video players and related content are increasing in popularity with consumers.  According to the Digital Entertainment Group, U.S. consumer spending on DVD home entertainment increased from $12 billion in 1999 to over $24 billion in 2007.

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

In-Flight Entertainment
IFE encompasses music, news, television programming, and motion pictures presented through audio/video systems typically embedded into an aircraft.  Certain airlines are also beginning to incorporate satellite programming and/or wireless Internet access for their passengers through extensive built-in hardware in certain aircraft on certain routes.  According to a published industry 2007 survey, airlines worldwide spent approximately $1.45 billion on IFE hardware.

Because the costs to retrofit an aircraft with IFE equipment can be prohibitive, we developed our alternative IFE system.  Our portable IFE player, based upon our DVAP, is smaller than a typical laptop computer and has a high-quality color screen and stereo headphones and long battery life unattainable by computer based devices.  Although passengers may rent or purchase portable DVD players from outside entities, we created the first hard drive based portable video player that can be rented to passengers by the airline.  We believe this type of system is attractive to airlines and other travel-related entities because of its revenue potential, variety of content, long battery life, content security and inexpensive implementation.

The top 20 worldwide air carriers have over 7,400 aircraft many not equipped with IFE systems.  There are approximately 1,500 airlines worldwide representing a substantial market for portable IFE devices. Some of our initial eVU customers include Lufthansa, Air France, Malaysia Airlines, Alitalia, as well as small short-haul low cost carriers seeking to provide entertainment to their customers.

Other Markets
During fiscal 2007 (year ended March 31, 2007) we completed a successful trial in a major city hospital using eVU in a variety of settings but primarily for patient waiting areas.  Results indicate high satisfaction by users and hospital employees.  We believe the approximately 6,000 hospitals and the many outpatient and other medical facilities in the U.S. provide a substantial market opportunity.

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

Flash-R Patent Portfolio
We believe we have an important portfolio of patents (Flash-R™ patent portfolio) related to the use of flash memory in portable devices and we are actively engaged in a strategy to monetize our patent portfolio through licensing.  In June 2006 we engaged an intellectual property consultant to investigate, document and develop the portfolio and to liaison with outside legal counsel. In March 2007 we selected and engaged the international law firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. We, and our advisors, have performed due diligence on our patents and we believe we have strong intellectual property rights that can be licensed. In October 2007 we announced that our Company had commenced enforcement action with respect to our patent portfolio. During the period from September 2008 through March 31, 2009 we licensed our patent portfolio to six licensees. We anticipate bringing additional patent enforcement actions in the current fiscal year.

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

Although most fees, costs and expenses of the litigation are covered under our contingent fee arrangement with Duane Morris, we incur support and related expenses for this litigation. In addition to support from our management team, we currently have one outside consultant assigned to assist, monitor and support Duane Morris in our intellectual property litigation and licensing activities.

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

We also intend to continue to monetize our portfolio of patents related to the use of flash memory in portable devices. We expect to bring additional patent enforcement actions in the current fiscal year. There can be no assurance we can generate additional future revenues from this activity.

Manufacturing
In the past we have employed nonexclusive relationships with manufacturers with facilities in Asia and the United States.  These manufacturers either have performed or are qualified to perform manufacturing, assembly, and related services for us and for our customers and licensees.  We have expertise in developing, performing and overseeing manufacturing processes.

In fiscal 2009 (year ended March 31, 2009) we purchased primary components from various suppliers with one supplier accounting for 76% of total purchases for the fiscal year. In fiscal 2008 (year ended March 31, 2008) we purchased primary components from various suppliers with three suppliers accounting for 61%, 14% and 10%, respectively of total purchases for the fiscal year. Our manufacturers purchase major electronic components from a limited number of suppliers.

We have developed a turnkey domestic manufacturing relationship with a qualified contract electronic manufacturer for our eVU product and believe we can continue to deliver product timely to future customers.  We expect a majority of any fiscal 2010 (year ending March 31, 2010) purchases to be manufactured by this contract manufacturer.  The loss of this manufacturer or the disruption in supply from the manufacturer or in the supply of components by its and our suppliers could have a material adverse effect on our financial condition, results of operations and cash flows.

Marketing, Sales and Distribution
Marketing and sales are performed primarily by our President and Chief Executive Officer, outside sales representatives, and various technical personnel who are involved in the sales process.  Our initial focus has been on international and regional airlines directly and through a VAR.

We also intend to use VARs in the airline and other target markets.  A VAR offers the ability to provide entertainment (movie, television, music, informational, and/or educational content), supply, content refreshment and logistic services (recharging and maintenance) and related services for customers not able or willing to provide such services.  In May 2006 we entered into an VAR agreement with London-based Mezzo Movies Ltd. providing them exclusive rights to certain customers in the low-cost short-haul airline market primarily in Europe.  Although the agreement and associated exclusive rights have expired, we are continuing to provide products and services to Mezzo as a VAR customer.

We expect to add additional VARs in the airline and in our other target markets as we expand distribution.  For some customers we may expand our business to provide the support services typically provided by our larger customers or VARs.

We also intend to seek joint ventures or revenue sharing arrangements for deployment of eVU products in select applications.

We market our product and services through our strategic and industry relationships and technical articles in trade and business journals.  We also participate in industry trade shows, either directly or in conjunction with customers and/or strategic partners.  We employ marketing materials to supplement custom marketing presentations to key prospects.  We also employ limited and selected advertising in targeted industry publications.

Revenues from five licensees each accounted for more than 10% of revenues for the year ended March 31, 2009. These licensees pay a one-time fee and accordingly do not provide ongoing or future revenues. Sales to three customers comprised approximately 30%, 20% and 13% of revenues respectively in fiscal 2008. Historically, our revenues have relied on a few major customers.  There is no assurance we will obtain any revenues from existing customers in fiscal 2010. We are seeking to expand our eVU customer base and reduce reliance on a few customers in future periods. We also seek to license new targeted companies that we believe infringe on our patent portfolio.

Our backlog fluctuates due to the timing of large orders and other factors.  Our products are manufactured with lead times of generally less than three months.  Our backlog at March 31, 2009 was $164,000 and at March 31, 2008 was $400,000. Our order backlog does not necessarily indicate future sales trends. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Research and Development Costs
For the years ended March 31, 2009 and 2008, we spent $518,649 and $1,006,037, respectively, on research and development.  We anticipate that we will continue to devote substantial resources to research and development activities.

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

We have designed and developed proprietary hardware encryption technology for content protection.  This technology has been used in our products and has been tested and approved by major Hollywood movie studios.  We currently have a patent application pending with the U.S. Patent Office for this technology.

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

Competition
Many large manufacturers currently market various forms of component or handheld digital video players, including Apple, Panasonic, Sony, Samsung, Hitachi, RCA, Audiovox, Philips, Daewoo, General Electric, and Toshiba.  Other manufacturers may announce products in the future.

Competition in the IFE industry comes from portable DVD hardware manufactured by companies such as Sony, Samsung, Panasonic, or Audiovox, who may sell such products to travelers or airlines or rental outfits and custom portable IFE hardware specifically targeted for airline use. We compete with digEcor, a former customer that offers a competing product; The IMS Company, with their Fujitsu-based PEA (personal entertainment appliance) product and other products supplied by French consumer electronics manufacturer, Archos; European producers, AIRVOD Entertainment Systems and Bluebox Avionics, advertise portable IFE products that may become competitive to eVU. Panasonic and other electronic companies have or have announced products and may become more active in the portable IFE market.  The airline industry may also continue to opt for embedded IFE systems offered by Panasonic, Thales and others.  Motion picture studios or others could contract competing hardware developers to create new portable products for the IFE industry.  Although our system was designed as a portable IFE device and has unique features and the support of content providers, there can be no assurance that other manufacturers will not create and introduce new competing portable IFE products.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations.  The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

We believe we have developed a leading low-level real time operating system and comprehensive file management system capable of customization for individual customer requirements.  Other companies offering file management systems include M-Systems Flash Disk Pioneers Ltd. (acquired in 2006 by SanDisk Corporation), Intel Corporation, PortalPlayer Inc. (acquired by NVIDIA Corp.), I/O Magic, and Datalight Inc.  In addition to licensing file management systems, some companies develop their own file management systems for a particular product, either in total or by adapting from one of the competitive vendors.  While this self-development is common in simple memory management devices, we offer a system attractive for complex applications.  Our technology competes with other solutions; however, we focus on markets requiring advanced features and a robust file management system.  Although we were successful in competing against other systems in our selection by Bang & Olufsen, Hewlett-Packard, and others, there is no assurance we can continue to compete against other providers of digital recording solutions, many of whom have substantially greater resources.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of portable digital entertainment products and systems.

Seasonality
Our current business is not seasonal.

Employees
As of May 31, 2009, we employed approximately twelve full-time employees and one part-time employee of whom two were in production and testing, seven were in research, development and engineering, four were in sales, general and administrative.  None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees.  Management considers the relationship between the Company and its employees to be good.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. Until the fiscal year ended March 31, 2009 (fiscal 2009), we incurred significant losses and negative cash flow from operations and we have an accumulated deficit of $79 million at March 31, 2009. Our recent profitability resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

Disruptions in Financial Markets Could Continue to Adversely Affect our Business - As has been widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent quarters, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate and other asset values. While we believe these conditions have adversely impacted our customers and our business, it has not impaired our ability to operate our business. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of airline customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Economic and political developments have reduced travel and recreational spending and we believe adversely affected demand by airlines and others for our products and services. Financial difficulties of electronics manufacturers could also delay or reduce the likelihood of future patent licenses. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

We Expect Our Operating Results to Fluctuate Significantly- Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  This fluctuation is a result of a variety of factors, including the following:

•	Unpredictable demand and pricing for our products, services
•	Uncertainty regarding the timing and amount of any future patent licensing revenues
•	Market acceptance of our products by our customers and their end users
•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
•	Fluctuations in product costs and operating costs
•	Changes in research and development costs
•	Changes in general economic conditions
•	Risks and costs of warranty claims
•	Changes in technology
•	Short product lifecycles and possible obsolescence of inventory and materials

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

Risks Related to Product Sales, Marketing and Competition

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

We Rely on a Limited Number of Customers for Revenue.  Historically, a substantial portion of our product revenues has been derived primarily from a limited number of customers.  The failure to receive orders for and produce products or a further decline in the economic prospects of the airline industry or our customers or the products we may produce for sale may have a material adverse effect on our operations.  The airline industry is continuing to face a variety of economic challenges that may adversely affect the prospects for new orders of portable IFE systems and adversely affecting future operating results.

Customer Litigation. In May 2006, we were sued by former customer digEcor. The bulk of the bench trial was completed in May 2009 related to digEcor's claims for breaches of three contracts and associated damages, and one claim for injunctive relief. The parties' proposed findings of fact and conclusions of law are due in July 2009 followed by closing arguments, deliberations and a decision. We presented substantive and multiple defenses at trial, however, there can be no assurance we will prevail. An adverse decision by the court could have a material adverse effect on our financial position and results of operations.  See “Legal Proceedings.”

We Have Limited Marketing Capabilities and Resources Which Makes It Difficult For Us to Create Awareness of and Demand for Our Products and Technology.We have limited marketing capabilities and resources and are primarily dependent upon in-house executives for the marketing of our products, as well as our licensing business.  Selling products and attracting new business customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology.  We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

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

Risks Related to our Patent Enforcement Strategy

We Face Uncertain Revenue Prospects from our Patent Enforcement Strategy.We have only recently recognized revenue from entering into one-time fully paid-up licenses for our portfolio of flash memory patents and technologies. Our portfolio has not been tested in court and there is no assurance we can prevail in any current or future patent litigation. The licensing demand for our patent portfolio is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle future enforcement actions, if any. There can be no assurance of future revenues from our strategy of enforcing our flash memory patent portfolio.

Our Fee Arrangement with Patent Enforcement Counsel Subjects Us to Certain Risks and Substantial Costs and Fees Could Limit Our Net Proceeds From Any Successful Patent Enforcement Actions.Our agreement for legal services and a contingent fee arrangement with Duane Morris LLP provides that Duane Morris is our exclusive legal counsel in connection with the assertion of our flash memory related patents against infringers (“Patent Enforcement Matters’). Duane Morris is advancing certain costs and expenses including travel expenses, court costs and expert fees. We have agreed to pay Duane Morris a fee equal to 40% of any license or litigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 50% of recovery if appeal is necessary. We are not in control of the timing, costs and fees, which could be substantial and could limit our share of proceeds, if any, from future patent enforcement actions. There can be no assurance Duane Morris will diligently and timely pursue patent enforcement actions on our behalf. In the event we are acquired or sold or we elect to sell the covered patents or upon certain other corporate events or in the event we terminate the agreement with Duane Morris for any reason, then Duane Morris shall be entitled to collect accrued costs and a fee equal to three times overall time and expenses and a fee of 15% of a good faith estimate of the overall value of the covered patents. We have provided Duane Morris a lien and a security interest in the covered patents to secure this obligation. Should any of the aforementioned events occur, the fees and costs owed to Duane Morris could be substantial and limit our revenues.

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

Risks Related to Intellectual Property and Government Regulation

Failing to Protect Our Proprietary Rights to Our Technology Could Harm Our Ability to Compete, as well as Our Results of Our Operations.Our success and ability to compete substantially depends on our internally developed software, technologies and trademarks, which we protect through a combination of patent, copyright, trade secret and trademark laws.  Patent applications or trademark registrations may not be approved.  Even when they are approved, our patents or trademarks may be successfully challenged by others or invalidated.  If our trademark registrations are not approved because third parties own such trademarks, our use of these trademarks would be restricted unless we enter into arrangements with the third-party owners, which may not be possible on commercially reasonable terms or at all.  We generally enter into confidentiality or license agreements with our employees, consultants and strategic and industry partners, and generally control access to and distribution of our software, technologies, documentation and other proprietary information.  Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies.  The steps we have taken may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.  We have licensed, and we may license in the future, certain proprietary rights to third parties.  While we attempt to ensure that our business partners maintain the quality of our brand, they may take actions that could impair the value of our proprietary rights or our reputation.  In addition, these business partners may not take the same steps we have taken to prevent misappropriation of our solutions or technologies.

We May Face Intellectual Property Infringement Claims That May Be Difficult to Defend and Costly to Resolve, Which Could Harm Our Business.Although we do not believe we infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert such claims against us in the future or that such claims will not be successful.  We could incur substantial costs and diversion of management resources to defend any claims relating to proprietary rights, which could harm our business.  In addition, we are obligated under certain agreements to indemnify the other party for claims that we infringe on the proprietary rights of third parties.  If we are required to indemnify parties under these agreements, our business could be harmed.  If someone asserts a claim relating to proprietary technology or information against us, we may seek licenses to this intellectual property.  We may not be able to obtain licenses on commercially reasonable terms, or at all.  The failure to obtain the necessary licenses or other rights may harm our business.

Risks Related to Government Regulation, Content and Intellectual Property Government Regulation May Subject Us to Liability and Require Us to Change the Way We Do Business.Our business is subject to rapidly changing laws and regulations.  Although our operations are currently based in California, the United States government and the governments of other states and foreign countries have attempted to regulate activities on the Internet.  Evolving areas of law that are relevant to our business include privacy law, copyright law, proposed encryption laws, content regulation and import/export regulations.  Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our business.  In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet.  These laws and regulations could harm us by subjecting us to liability or forcing us to change how we do business. We are also subject to regulations for portable electronic devices in various countries and for the emissions of such devices in aircraft. Failure to comply with these many regulations could harm our business or require us to repurchase products from customers.

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

Our Internal Control Over Financial Reporting Is Not Adequate and May Result In Financial Statements That Are Incomplete or Subject To Restatement. Section 404 of the Sarbanes Oxley Act of 2002 requires significant procedures and review processes of our system of internal controls. Section 404 requires that we evaluate and report on our system of internal control over financial reporting in connection with this Annual Report on Form 10-K. In addition, our independent registered public accounting firm will be required to report on our internal controls over financial reporting for the year ending March 31, 2010. The additional costs associated with this process may be significant.

After documenting and testing our system, we have identified a material weakness in our accounting and financial functions due to a lack of oversight by an independent audit committee. As a result, our internal control over financial reporting is not effective. As a result of our internal control over financial reporting being ineffective, investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying this or any future material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.

Risks Related to Trading in Our Common Stock

Sales of Common Stock Issuable on the Exercise of Outstanding Convertible Preferred Stock, Warrants and Options, May Depress the Price of Our Common Stock. As of March 31, 2009, we had preferred stock outstanding convertible into 7,784,589 shares of our common stock, outstanding warrants to purchase 9,831,572 shares of our common stock and outstanding options granted to our employees, directors and consultants to purchase 8,050,500 shares of our common stock. The exercise prices for the options and warrants range from $0.09 to $0.28 per share. In the future we may issue additional convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of outstanding or future convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain any future equity financing.

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

In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by the Company and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk.Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”).  Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.  Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock.  To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.08 to a high of $0.20 in the last twelve months.  In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse).  For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market.  The Securities and Exchange Commission has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

Important Factors Related to Forward-Looking Statements and Associated Risks.  This prospectus contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to the safe harbors created thereby.  These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance.  The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties.  These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for the our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized.  In addition, as disclosed above, our business and operations both from product sales and licensing are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements.  Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results.  Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements.  Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In March 2006, we entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet at 16770 West Bernardo Drive, San Diego, California with a current aggregate monthly payment of $6,159 excluding utilities and costs.  The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

We believe this facility is adequate to meet our needs for the next twelve months given current plans.  However should we expand our operations, we may be required to obtain additional space or alternative space.  We believe there is adequate availability of office space in the general vicinity to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

Business Litigation
In May 2006, we announced that a complaint had been filed against the Company and certain of our officers and employees by digEcor, Inc. in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleged breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor sought, among other things, an injunction to prevent us from selling or licensing certain digital rights management technology and "from engaging in any competition with digEcor until after 2009." digEcor also sought "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." This action was related to a purchase order we placed for this customer in the normal course of business on November 11, 2005 for 1,250 digEplayers with our contract manufacturer, Maycom Co., Ltd.. Maycom was paid in full for the order by both e.Digital and digEcor by March 2006, but Maycom failed to timely deliver the order. In October 2006 we received delivery from Maycom of the delayed 1,250-unit digEplayer order and delivered the order to digEcor. We answered digEcor's complaint and pursued certain counterclaims and each party subsequently supplemented their various claims.

In January 2007, March 2009 and April 2009 the Court ruled on certain motions of the parties substantially limiting the issues for trial and each party has voluntarily dismissed additional claims and specific defendants.  In its rulings, the Court has dismissed digEcor's unjust enrichment, fraud, negligent misrepresentation, tortious interference, non-competition, punitive damage and certain unfair competition claims. The Court has further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor's claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by us.

The bulk of the bench trial was completed in May 2009 related to digEcor's claims for breaches of three contracts and associated damages, and one claim for injunctive relief. The parties' proposed findings of fact and conclusions of law are due in July 2009 followed by closing arguments, deliberations and a decision. We believe we presented substantive and multiple defenses at trial, however, there can be no assurance we will prevail. The issues at trial and prior rulings may also be subject to appeal by either party. We are also unable to determine at this time the impact this complaint and matter may have on our financial position or results of operations. We have an accrual of $80,000 related to a deposit made by digEcor and at March 31, 2009 we accrued an additional $100,000 as an estimate of our obligation related to the remaining general damage claim based on a settlement offer we made prior to trial. We intend to seek restitution from Maycom for any damages we may incur. Recovery from Maycom is not assured.

Intellectual Property Litigation
In September 2007 and March 2008, we filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. By March 31, 2009 we had licensed and settled the litigation with six of the manufacturers and suspended the complaint against one defendant currently in bankruptcy. Litigation is still pending against one remaining defendant. We intend to pursue our claims vigorously but the litigation is in the early stage and there is no assurance of recovery. Although most fees, costs and expenses of the litigation are covered under our arrangement with Duane Morris LLP, we may incur support and related expenses for this litigation that may become material.

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

	Low	High
Fiscal year ended March 31, 2008
First quarter	$0.23	$0.17
Second quarter	$0.22	$0.16
Third quarter	$0.11	$0.18
Fourth quarter	$0.11	$0.15

Fiscal year ended March 31, 2009
First quarter	$0.08	$0.16
Second quarter	$0.08	$0.18
Third quarter	$0.08	$0.16
Fourth quarter	$0.10	$0.20

Holders

At June 1, 2009 there were 282,871,198 shares of common stock outstanding and approximately 2,869 stockholders of record.

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

Equity Compensation Plan Information
The following table sets forth information as of March 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,550,500	$0.16	3,590,000
Equity compensation plans not approved by security holders (1)	500,000	$0.15	-0-
Total	8,050,500	$0.16	3,590,000

(1) Includes (a) 250,000 shares of common stock subject to inducement stock options granted to an employee (subsequently appointed an executive officer) with an exercise price of $0.145 per share, and (c) 250,000 shares of common stock granted to a consultant vesting on a performance basis with an exercise price of $0.16 per share.

Recent Sales of Unregistered Securities
The following common shares were issued during the fiscal year and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

▪
On March 31, 2009 the Company issued 305,623 shares of common stock to Davric Corporation in consideration of a $50,000 monthly payment on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

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

General
We are a holding company incorporated under the laws of Delaware  that operates through a wholly-owned California subsidiary of the same name.  We have innovated a proprietary secure digital video/audio technology platform (“DVAP”) and market our eVU™ mobile entertainment device for the travel and recreational industries. We also own and are licensing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices.

With the inception of patent license revenue in September 2008, we determined that we have two operating segments: (1) products and services and (2) patent licensing. Our products and services revenue is derived from the sale of DVAP products and accessories to customers, warranty and technical support services and content integration fees and related services. Our patent licensing revenue consists of intellectual property revenues from our Flash-R patent portfolio.Our Flash-R patent portfolio revenues to date have consisted of fees from one-time license and settlement agreements requiring no future performance.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies for use in the airline, healthcare, and other travel and leisure industries. We employ direct sales and sales through value added resellers (VARs) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties who we believe may be infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. In September 2007 and March 2008 we filed a first tranche of patent infringement litigation against eight defendants. In September 2008 we recorded our first patent license revenue and recognized additional license revenue through the fiscal year ended March 31, 2009. While we expect additional patent licenses in future periods there can be no assurance of the timing or amounts of any related license revenue.

Our business is high risk in nature. There can be no assurance we can achieve sufficient eVU or patent license revenues to sustain profitability. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends
Until the fiscal year ended March 31, 2009 (fiscal 2009), we incurred significant losses and negative cash flow from operations. Our recent profitability has resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

For the year ended March 31, 2009:

•
We recognized net income before income taxes of $3,355,486. This was before income tax expense of $421,500 for foreign and state income taxes. The resulting net income of $2,933,986 was an improvement from the net loss of $1,719,067 for the prior year.  The improvement resulted primarily from new higher margin patent licensing revenue that offset a substantial decline in eVU product and service revenues.

•
Our revenues were $11.1 million compared to $5.6 million for the prior year. Revenues in fiscal 2009 included $10.1 million of patent license revenue. Last year’s fiscal 2008 revenues included product sales to new European IFE customers. Recent eVU sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We are aggressively pursuing new business but our results will be dependent on the timing and quantity of additional patent licenses and eVU orders. We seek to expand and diversify our customer base both in the IFE space and other markets.

•
Our gross profit for the year ended March 31, 2009 was $6.5 million or 59% of revenues compared to $1.5 million or 28% of revenues for the comparable prior year. Results benefited from higher patent licensing gross profit percentages as compared to product sales. Gross profit margins are highly dependent on revenue and product mix, prices charged, volume of orders and costs.

•
Operating expenses were $2.8 million for fiscal 2009 compared to $3.0 million for the first nine months of fiscal 2008 with a reduction in research and development expenditures offset by increases in selling and administrative expenses resulting primarily from increased litigation expenses.

Management faces significant challenges in fiscal 2009 to execute its plan to grow product and service revenues, continue to monetize the Flash-R patent portfolio and obtain license fees, control costs and fund any future operating losses or other capital requirements.The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. We may incur future losses until such time as we are able to realize recurring revenues and margins sufficient to cover our costs of operations.  We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.Our ability to continue as a going concern is in substantial doubt and is dependent upon sustaining a profitable level of operations and if necessary obtaining additional financing.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to product returns, bad debts, inventory valuation, intangible assets, financing operations, warranty obligations, stock-based compensation, fair values, estimated costs to complete research contracts, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Our segments have the following revenue recognition policies:

Products and Services
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

Service revenues may include revenue from coding, encrypting and integrating content for periodic uploading to hardware players. Revenue is recognized upon acceptance of the content master file by the customer if the fee is fixed and determinable, collection of the resulting receivables is probable and there are no resulting obligations.

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), when an arrangement contains multiple elements with standalone value, such as hardware and content integration or other services, revenue is allocated based on the fair value of each element as evidenced by vendor specific objective evidence. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or services. We defer revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until we can objectively determine the fair value of all remaining undelivered elements.

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

Patent Licensing
We apply the guidance of SEC Staff Accounting Bulletin Topic 13.A.3(f), Nonrefundable Up-Front Fees, to our patent license and settlement agreements using the specific performance method analogous to the sale of an asset in such literature as Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases and AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Films. Accordingly, we recognize revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, (iii) the customer has been provided rights to the licensed technology and (iv) collection of the resulting receivable, if any, is probable. At the time we enter into a contract and provide the customer with the licensed technology we have performed all of our obligations under contract, the rights to our technology have been transferred and no significant performance obligations remain. License revenue to date consists of one-time license and settlement agreements requiring no future performance. We have no licenses that do not include settlement and covenants not to sue.

While the consideration to dismiss any patent litigation and the perpetual license may be considered two deliverables under EITF 00-21: Revenue Arrangements with Multiple Deliverables,we treat the deliverables as one unit of accounting as the delivered items do not have value to customers on a stand alone basis,there are no undelivered elements and there is no general right of return relative to the delivered perpetual license. While license agreements to date have not provided for unit royalties or payments for fixed past or future term periods, we evaluate each license agreement for revenue recognition in accordance with applicable literature.

We value nonexclusive cross licenses received only if directly used in operations. To date we have not valued any cross licenses received as they were considered part of the customer’s overall license and settlement strategy and are not used in our products.

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

Income Taxes
We account for income taxes using the asset and liability method described in SFAS No. 109, Accounting For Income Taxes (“SFAS 109”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide a full valuation reserve related to our net deferred tax assets. In the future, if sufficient evidence of an ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce the valuation allowances, resulting in income tax benefits in the consolidated statement of operations.  We evaluate the realizability of our deferred tax assets and assesses the need for valuation allowance quarterly.  The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership. We have experienced various ownership changes as a result of past financings and could experience future ownership changes.

We adopted the provisions of FASB interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109 on April 1, 2007.  As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions and the total amount of unrecognized tax benefits as of April 1, 2007 was $-0-.  At the adoption date of April 1, 2007, deferred tax assets were fully reserved by a valuation allowance to reduce the deferred tax assets to zero, the amount that more likely than not is expected to be realized. For the year ended March 31, 2008, we removed our net operating loss (“NOL”) carryforwards from our deferred tax asset accounts as well as the related full valuation reserve because an analysis of Section 382 of the Internal Revenue Code (“IRC”) of 1986 ownership changes had not been completed. Based on a preliminary analysis of ownership changes performed in fiscal 2009 we determined that that no Section 382 ownership changes occurred since March 31, 2000 but have not yet determined how much, if any, the use of the approximately $31.4 million of prior period losses will be limited until their expiration. Accordingly, NOL carryforwards generated during the 2001 through 2008 fiscal years are generally not subject to Section 382 limitations and we will be able to utilize such NOLs and any documented research and development (“R&D”) carryforwards provided the Company generates sufficient future earnings. Accordingly at March 31, 2009, we re-established deferred tax assets associated with such federal NOLs, related state NOLs, and certain California research and development tax credits and recorded a corresponding increase to our valuation allowance.

Stock-Based Compensation
We adopted SFAS No. 123(R), Share Based Payment, effective April 1, 2006 using a modified prospective application. We record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

Options or stock awards issued to non-employees who are not directors are recorded at their estimated fair value at the measurement date in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

Derivative Instruments and Preferred Stock
We value derivative instruments in accordance with the interpretative guidance of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible  Instruments and associated pronouncements related to the classification and measurement of warrants and instruments with embedded conversion features. We make certain assumptions and estimates to value our derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

We accounted for preferred stock issued in fiscal 2009 that was subject to provisions for redemption outside of our control as mezzanine equity in accordance with SFAS 150 Accounting for Certain Financial Instruments with Characteristics of Both Debt and Equity, EITF Topic D-98 Classification and Measurement of Redeemable Securities and SEC Accounting Series Release (ASR) No. 268 Redeemable Preferred Stocks, and recorded the values net of discounts for warrant values and beneficial conversion features. These securities were recorded at fair value at the date of issue and related discounts are being accreted over the term of the securities. The securities were reclassified to permanent equity when the provisions for redemption were terminated. We accounted for the related warrants as a derivative instrument as defined in SFAS 133 and treated the warrants as a liability due to the lack of sufficient authorized shares of common stock. Upon the authorization and reservation of shares of common stock for exercise of the warrants we determined the warrants were no longer a derivative liability and we reclassified the value at that date to paid-in capital.  We also determined that the termination of certain warrant redemption rights was an effective modification of the warrant term and calculated the fair value of the warrants immediately prior to the modification compared to the value immediately after the modification and recorded the difference in warrant value in other finance expenses.

Fair Value of Financial Instruments
On April 1, 2008, we adopted certain provisions of SFAS No. 157, Fair Value Measurements, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the our consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for us on April 1, 2009, and will be applied prospectively. We are currently evaluating the impact that these additional SFAS 157 provisions will have on our consolidated financial statements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. Our cash and money market funds have been classified as Level 1 because their fair values are based on quoted market prices.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 for fiscal 2009. However we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the year ended March 31, 2009. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

Indemnities and Litigation
We enter into standard indemnification agreements in the ordinary course of business. Some of our product sales and services agreements include a limited indemnification provision for claims from third parties relating to our intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is generally limited to the amount paid by the customer. To date, there have been no claims under such indemnification provisions.

We are currently involved in certain legal proceedings.  For any legal proceedings we are involved in, we estimate the range of liability relating to pending litigation, where the amount and range of loss can be estimated.  We record our best estimate of a loss when a loss is considered probable. As additional information becomes available, we assess the potential liability related to pending litigation and revise our estimates.

Our law firm Duane Morris is handling Patent Enforcement Matters and certain related appeals on our Flash-R patent portfolio on a contingent fee basis. Duane Morris also has agreed to advance certain costs and expenses including travel expenses, court costs and expert fees. We are not obligated to pay these costs except out of future proceeds or as provided in the following paragraph. We have agreed to pay Duane Morris a fee equal to 40% of any license or litigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 50% of recovery if appeal is necessary.

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

Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after April 1, 2009 for the Company). Early application is not permitted. Since we are not contemplating any business combinations after its effective date we do not presently expect any impact of SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. We do not expect the adoption of EITF Issue No. 07-1 to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.  We are assessing the impact of this EITF for the year ended March 31, 2010.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is applicable for interim or annual periods after June 15, 2009. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166”). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. We have not determined the impact, if any SFAS No. 165, 166 and 167 will have on our consolidated financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Year ended March 31, 2009 Compared to Year ended March 31, 2008

	Year Ended March 31,
	2009		2008
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	362,079	3%	4,841,855	87%	(4,479,776)	(93)%
Services	578,303	5%	710,766	13%	(132,463)	(19)%
Patent license	10,115,350	91%	-	0%	10,115,350
	11,055,732	100%	5,552,621	100%	5,503,111	99%
Gross Profit:
Product gross profit	43,407	0%	986,914	18%	(943,507)	(96)%
Service gross profit	369,281	3%	557,094	10%	(187,813)	(34)%
Patent license	6,131,263	55%	-	0%	6,131,263
	6,543,951	59%	1,544,008	28%	4,999,943	324%
Operating Expenses:
Selling and administrative	2,325,359	21%	1,980,451	36%	344,908	17%
Research and related	518,649	5%	1,006,037	18%	(487,388)	(48)%
	2,844,008	26%	2,986,488	54%	(142,480)	(5)%
Other expenses	(344,457)	(3)%	(276,587)	(5)%	(67,870)	25%

Income (loss) before provision for income taxes	3,355,486	30%	(1,719,067)	(31)%	5,074,553	(295)%

Income (loss) before provision for income taxes
We reported income before income taxes of $3,355,486 for the year ended March 31, 2009 compared to a loss of $1,719,067 for the prior year. The $5,074,553 improvement was the result of higher margin patent license revenues that offset a decline in eVU product and service revenues. Since patent license revenues to date have been one-time with each licensee, they are non-recurring and accordingly there is no assurance of any future patent license revenues.

Revenues
Revenues of $11,055,732 for fiscal 2009 compared to $5,552,621 for the previous year. The revenue mix was significantly different each year. During the prior year ended March 31, 2008, revenues consisted entirely of $4,841,855 from selling eVU players and related equipment for use by airline customers and $710,766 from service revenues for content integration and support services. Product and service revenues for the prior year included a limited number of orders from several large customers. Recent eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects.

Revenues for the year ended March 31, 2009 included $10,115,350 of one-time non-recurring patent license revenue and $940,382 of eVU product and service revenues. We are pursuing new eVU business and targeting new patent licensees but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of future patent licensing arrangements, if any.

Gross Profit
Gross profit for fiscal 2009 was $6,543,951 or 59% of revenues.  The gross profit on product and service revenues was 44% and the gross profit on patent licensing fees was 61% of license revenues. License revenue costs of revenues consists primarily of contingency legal and other direct costs associated with patent licensing.The gross profit for the prior year was $1,544,008 or 28% of revenues. The improved gross profit percentage resulted from higher margin patent license revenue and higher margins associated with services compared to product sales. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, contingency patent legal fees and costs. Accordingly, management does not believe historical gross profits percentages can be relied on as an indicator of results from any future revenues.

Operating Expenses
Selling and administrative costs for the year ended March 31, 2009, were $2,325,359 compared to $1,980,451 for the prior year. The $344,908 increase included increases in legal and litigation expenses of $485,000 due primarily to the digEcor litigation and an increase of $75,000 in shareholder related costs primarily as a result of the annual meeting material and mailing costs for the meeting held in September 2008 with no comparable costs in the prior year.These increases were offset by decreases in sales commissions of $103,000 due to decreased product sales and a $110,000 reduction in staffing costs due to reduced personnel and reduced stock-based compensation costs.

We accrued an additional $100,000 of litigation settlement costs in the fourth quarter ended March 31, 2009 as a result of settlement discussions prior to trial for the digEcor litigation (see “Legal Proceedings”). We expect significant legal costs in our first quarter of fiscal 2010 ending June 30, 2009 due to trial related costs. While we believe our total litigation and deposit accrual of $180,000 at March 31, 2009 related to this matter is adequate, we are unable to determine at this time the impact this litigation may have on our financial position or results of operations.

Research and related expenditures for the year ended March 31, 2009 were $518,649, compared to $1,006,037 for prior year. The decrease resulted from reduced personnel and from reassigning other engineers and technicians to customer support and service roles in the most recent year. We expect future research and development costs to be comparable to the most recent year due to current staffing levels and projects. Should we elect to develop significant new products or major revisions to our existing products we may require increased internal and external research and development costs.

Operating costs for the year ended March 31, 2009 included $74,734 of non-cash stock-based compensations costs compared to $144,260 for the prior year. The reduction resulted from reduced personnel and limited option grants in recent periods.

Other Income (Expenses)
Net other expenses were $344,457 for the year ended March 31, 2009 compared to net expenses of $276,587 for the prior year. The most recent fiscal year 2009 costs included $163,559 of interest expense including $80,300 of non-cash interest from the amortization of debt discount and $181,157 of non-cash warrant and other finance related expenses. The prior year included interest of $237,020, of which $127,467 was non-cash interest, and $78,860 of financing royalties reduced by foreign exchange and other gains of $39,293.

Provision for Income Taxes
The provision for income taxes for the year ended March 31, 2009 of $421,500 consists of foreign taxes withheld and paid of $264,000 on license revenues and $157,500 accrual for California state taxes. The deferred tax expense of $868,000 was offset by a benefit related to the decrease of the deferred tax asset valuation allowance. There was no income tax provision or benefit for the prior year ended March 31, 2008.

The Company generated a tax liability in the state of California due to recent legislation suspending NOL carryforwards for the 2008 and 2009 tax years. The state tax liability of $157,500 is after a reduction of 50% from the use of allowable R&D credits generated in prior years.

Income (Loss) Attributable to Common Stockholders
The income attributable to common stockholders for the year ended March 31, 2009 included the net income after taxes of $2,933,986 reduced by accrued  and deemed dividends on convertible preferred stock of $130,320 or a net income attributable to common stockholders of $2,803,666. The net loss after tax for the prior year was $1,719,067 increased by accrued and deemed dividends of $81,975 for a net loss attributable to common stockholders of $1,801,042.

Liquidity and Capital Resources

	2008	2009	2008 to 2009 variance in $'s	2008 to 2009 variance in %'s
(in thousands, except percentages)
Working capital (deficit)	$(1,292)	$3,277	$4,569	354%
Cash and cash equivalents	$122	$3,814	$3,692	3,026%
Total assets	$861	$4,478	$3,617	420%

	2008	2009	2008 to 2009 variance in $'s	2008 to 2009 variance in %'s
	(in thousands, except percentages)
Net cash provided by (used in)
Operating activities	$(1,442)	$2,837	$4,279	297%
Investing activities	$(17)	$(4)	$13	76%
Financing activities	$886	$859	$(27)	(3)%

At March 31, 2009, we had working capital of $3.3 million compared to a working capital deficit of $1.3 million for the prior year. We had $94,000 and $175,000 of working capital invested in accounts receivable at March 31, 2009 and 2008, respectively. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital. Patent license payments are normally due at signing of the license or within 30-45 days.

Operating Activities
For the year ended March 31, 2009, net cash increased by $3.7 million. Cash provided by operating activities was $2.8 million. Cash provided by operating activities included income of $2.9 million increased by net non-cash expenses of $294,000. Major components also providing operating cash was a decrease of $81,000 in accounts receivable and an increase of $226,000 in accrued liabilities. Major components using operating cash included a $28,000 increase in inventory and a $583,000 decrease in accounts payable.

For the year ended March 31, 2008, net cash decreased by $573,000. Cash used in operating activities was $1,442,000. The major components using cash were a loss of $1.7 million reduced by $465,000 of net non-cash expenses. Cash used in operating activities was also impacted by an increase of $149,000 in accounts payable, $16,000 decrease in prepaids and a $102,500 increase in deferred revenue. The major changes in assets and liabilities using operating cash was a $138,000 increase in accounts receivable, a $180,000 increase in inventory, $97,000 in warranty costs and a decrease of $39,000 in customer deposits.

Investing Activities
The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities
For the year ended March 31, 2009, cash provided by financing activities was $859,000. This included $660,000 from the sale of common stock during the year to Fusion Capital Fund II, LLC (“Fusion”) and $700,000 cash from the sale of preferred stock. We paid off our secured note balance of $450,000 and made term principal payments of $51,000. During the prior year we obtained $960,000 from the sale of common stock to Fusion, obtained $226,000 from exercises of warrants and options and made secured note payments of $300,000.

With the February 9, 2009 expiration of the Fusion arrangement, we currently have no sources of financing funding other than the potential exercise of options and warrants which generally will be dependent on higher stock prices and thus substantial uncertainty.

Debt and Other Commitments
We currently have unsecured convertible term debt with a principal amount of $387,234. Our plans are to make future principal and interest payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan. Aggregate principal and interest payments due to maturity in November 2009 are $398,165 with the April and May 2009 payments of $50,000 each paid in shares of common stock rather than cash.

At March 31, 2009 we were committed to approximately $128,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

We are also committed for our office lease as more fully described in Note 13 to our consolidated financial statements.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at March 31, 2009 and (a) current planned expenditures and level of operation, and (c) no cash debt service (assuming convertible term debt payments are made in shares of common stock) we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Selected Quarterly Financial Information
The following table sets forth unaudited income statement data for each of our Company’s last eight quarters. During the prior year the two quarters ended September 30, 2007 and December 31, 2007 were restated with comparisons to the results as previously reported illustrated below. The restatement was due to an overstatement of both sales and cost of sales of $104,000 and $62,400 for the quarter ended September 30, 2007 and December 31, 2007, respectively, due to a misclassification of supplier material transfers with no effect on gross profit, operating loss or net loss in either quarter or for the fiscal year ended March 31, 2008.

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

Quarter ended	6/30/2008	9/30/2008	12/31/2008	3/31/2009	FY 2009
Revenues	$377,727	$1,774,430	$3,906,033	$4,997,542	$11,055,732
Gross profit	114,057	1,157,107	2,286,550	2,986,237	6,543,951
Income (loss) for the period	(669,207)	(28,833)	1,547,795	2,084,231	2,933,986
Operating profit (loss)	(571,489)	400,511	1,597,631	2,273,290	3,699,943
Income (loss) attributable to common shareholders	(670,618)	(72,116)	1,504,511	2,041,889	2,803,666
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$0.01	$0.01	$0.01
Weighted average shares outstanding (basic)	274,497,647	277,082,261	279,143,996	281,298,128	277,997,077

	As Reported
Quarter ended	6/30/2007	9/30/2007	12/31/2007
Revenues	$1,304,634	$2,419,781	$1,253,247
Gross profit	246,115	597,398	396,351
Loss for the period	(593,406)	(157,740)	(397,371)
Operating loss	(505,294)	(90,532)	(331,246)
Loss attributable to common shareholders	(620,631)	(185,265)	(424,596)
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic)	244,411,088	246,361,041	249,097,860

		As Restated (*)
Quarter ended	6/30/2007	9/30/2007	12/31/2007	3/31/2008	FY 2008
Revenues	$1,304,634	$2,315,781	$1,190,847	$741,359	$5,552,621
Gross profit	246,115	597,398	396,351	304,144	1,544,008
Loss for the period	(593,406)	(157,740)	(397,371)	(570,550)	(1,719,067)
Operating loss	(505,294)	(90,532)	(331,246)	(515,408)	(1,442,480)
Loss attributable to common shareholders	(620,631)	(185,265)	(424,596)	(570,550)	(1,801,042)
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding (basic)	244,411,088	246,361,041	249,097,860	270,974,359	252,683,865

* As restated applies only to the two fiscal quarters ended September 30, 2007 and December 31, 2007. No other quarter of either fiscal 2008 or 2009 has been restated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company required to be included in this Item 8 are incorporated herein by reference and are set forth in a separate section of this report following Item 15 and the Signature Page (page 43) commencing on Page F-1.

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

At the conclusion of the period ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective due to the existence of a material weakness in our internal control over financial reporting, discussed below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by certain of our finance and accounting personnel of the operational effectiveness of our internal control.

Based on this assessment, management identified a material weaknesses in our internal control over financial reporting: the lack of independent oversight by an audit committee of independent members of the Board of Directors.  In light of this material weakness management concluded that our internal control over financial reporting needs improvement and was not effective. Due to our small size and limited resources it is difficult to attract qualified independent directors and qualified audit committee members. Management has concluded that with certain management oversight controls that are in place, the risks associated with the lack of independent audit committee oversight is not sufficient to justify the costs of adding additional directors and independent audit committee members at this time. Management will periodically reevaluate this situation. If we secure sufficient capital or sustain our improved operating results it is our intention to change the composition and/or size of the Board of Directors with emphasis on recruiting qualified independent audit committee members.

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

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers
The following table sets forth the name and position of each of our directors and executive officers at May 31, 2009:

Name	Age	Positions	Director Since
Alfred H. Falk	54	President, Chief Executive Officer and Director	January 2009
Robert Putnam	50	Senior Vice President, Corporate Secretary, Interim Chief Accounting Officer and Director	1995
Allen Cocumelli	59	Chairman* and Director	1999
Renee Warden	45	Director	2005
Eric M. Polis	38	Director	October 2008

* Allen Cocumelli as Chairman of our Board of Directors, is technically considered as an executive officer under our bylaws. However, we do not believe that he meets the definition of an “executive officer” under Rule 16a-1(f) of the Securities Exchange Act of 1934 in that he does not perform any policy-making functions for our Company, nor is he compensated for this position.

There are no arrangements or understandings between our company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee.

Alfred H. Falk – Mr. Falk was promoted and appointed as President and Chief Executive Officer of the company by the Board of Directors on January 20, 2009.  Mr. Falk had been the Company’s vice president of corporate development since July 2004. He formerly served as president and a member of the Board of the company from January 1997 (and from July 1998 as chief executive officer) until July 2004. From March 1995 to January 1997, he served as vice president of corporate development and vice president of OEM and international sales. Prior to joining the company, Falk worked for Resources Internationale as director of U.S. sales from 1993 to 1995. From 1988 to 1993, he was the manager of OEM sales and technology licensing for Personal Computer Products, Inc. From 1978 to 1988, he held several management positions at DH Technology.

Robert Putnam - Mr. Putnam was appointed Senior Vice President in April 1993.  He was appointed a Director of e.Digital Corporation in 1995.  In May 2005, Mr. Putnam assumed the additional responsibilities of Interim Chief Accounting Officer and Corporate Secretary.  Mr. Putnam also served as Secretary of from March 1998 until December 2001.  He served as a Director of American Technology Corporation (“ATC”) from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as director of investor relations of ATC.  He also served as Secretary/Treasurer of Patriot Scientific (“Patriot”) from 1989 to 2000 and from 1989 to March 1998 was a Director of Patriot.  Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983.  Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

Allen Cocumelli – Mr. Cocumelli was appointed Chairman of the Board in October 2008. Mr. Columelli also previously served as Chairman of the Board from April 2000 to November 2002. Mr. Cocumelli has been Secretary and General Counsel of SimpleNet, Inc. since 2004. Prior thereto, Mr. Cocumelli was a Director of Website Services at Yahoo! Inc. from 2000 to 2004. Prior to joining Yahoo! Inc., Mr. Cocumelli was General Counsel of Simplenet Network Communications Inc. from 1996 and Chief Operating Officer of Simplenet Network Communications Inc. from November 1997 until 1999. Prior to joining Simplenet Network Communications Inc., Mr. Cocumelli was in the private practice of law. From 1978 to 1986 Mr. Cocumelli served as a manager in the Components Manufacturing Group and as Director of Corporate Training and Development at Intel. Mr. Cocumelli obtained a B.S. degree in Industrial Psychology from the University of California, Los Angeles in 1972 and a J.D. from Thomas Jefferson University in 1991. Mr. Cocumelli is a member of the California Bar Association.

Renee Warden –Ms. Warden has been Director of Accounting for Revolution Money, Inc. since April 2007. Prior to its acquisition by Crown Castles in April 2007, Ms. Warden was Manager Special Projects/SOX for Global Signal, Inc. Prior to joining Global Signal, Inc. Ms. Warden was Vice President and Controller for Kintera, Inc. from May 2005 to May 2006. Prior to joining Kintera, Inc., Ms. Warden was an executive officer of e.Digital Corporation. Ms. Warden joined e.Digital Corporation in 1991 as Accounting Manager. In 1997 Ms.  Warden was appointed Controller and Corporate Secretary for e.Digital Corporation and in 2003 was promoted to Chief Accounting Officer and Secretary until May 2005. From 1993 to 2003 Ms. Warden also held the positions of Chief Accounting Officer, Secretary and Director of Human Resources for ATC. Ms. Warden obtained a B.S. degree in business accounting from the University of Phoenix in 1999.

Eric M. Polis - Mr. Polis has been Secretary, Treasurer and a Director of ASI Technology Corporation, a publicly traded specialty finance company, since July 2000. He has been employed as an asset manager for privately-held Davric Corporation since 1997. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended March 31, 2009, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission except as follows: One issuance of 28,517 shares to ASI Technology Corporation (ASI) as payment for a $3,000 finance fee on February 6, 2009 did not qualify for Form 5 reporting and was reported late on one Form 4 on May 18, 2009 by Eric M. Polis, an officer and director of ASI and a director of the Company.

Stockholder Recommendations for Director Nominations
We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our last shareholders meeting in September 2008.

Audit Committee and Audit Committee Financial Expert
We have a separately designated standing Audit Committee, currently consisting of Ms. Warden and Mr. Putnam. Ms. Warden has been designated as the “Audit Committee Financial Expert,” as defined by Regulation S-K, although as a paid accounting consultant to the Company she is not an “independent” director, as defined under the NASDAQ Stock Market rules and Rule 10A-3 of the Securities Exchange Act of 1934. Likewise Mr. Putnam, as an executive officer is not independent.

Item 11. Executive Compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Option Awards(2)	All Other Compensation		Total
Alfred H. Falk, President and	2009	$155,000	$-0-	$-0-	$-0-		$155,000
Chief Executive Officer (PEO)

William Blakeley, President	2009	$155,184	$-0-	$-0-	$40,385	(3)	$195,569
and Chief Technical Officer	2008	$175,000	$-0-	$22,426	$-0-		$197,426
(PEO)(3)	2007	$175,000	$-0-	$33,026	$-0-		$208,026

Robert Putnam, Senior Vice	2009	$85,000	$-0-	$-0-	$-0-		$85,000
President, Secretary and	2008	$85,000	$-0-	$13,052	$-0-		$98,052
Interim Chief Accounting	2007	$85,000	$-0-	$13,052	$-0-		$98,052
Officer (PFO) (4)

(1)	Represents actual cash compensation.
(2)
The value listed in the above table represents the fair value of the options granted in prior years that was recognized in 2009, 2008 and 2007 under FAS 123R. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 10 to our audited consolidated financial statements for the year ended March 31, 2009, included herein.

(3)	Mr. Blakeley resigned as an executive officer effective January 16, 2009. All other compensation represents severance pay on termination.
(4)	Mr. Putnam provides part-time services to our company. See “Certain Transactions – Conflicts of Interest.”

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Alfred H. Falk	750,000	—	—	$0.145	3/30/10
	400,000	—	—	$0.23	7/1/09

William Blakeley(1)	—	—	—	—	—

Robert Putnam	25,000	—	—	$0.23	07/1/09
	500,000	—	—	$0.145	3/30/10

(1)
A total of 1,175,000 vested and exercisable options were forfeited during the year and options on 375,000 shares were exercised on a net exercise basis with 156,896 net shares of common stock issued. The intrinsic value of the options exercised was $27,300 and Mr. Blakeley reimbursed the Company for the employee share of payroll and withholding taxes.

Employment Agreements, Termination of Employment and Change in Control Arrangements
Mr. Blakeley resigned as president and chief technical officer effective January 16, 2009. Mr. Blakeley was paid three months salary continuation as severance as provided by the terms of his 2005 employment letter.

Mr. Putnam and Mr. Falk have no employment letter or agreement.

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

The following table sets forth the compensation paid to our non-employee directors in 2009.

Name	Fee Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Alex Diaz(2)	—	$-0-	—	$-0-
Allen Cocumelli(3)	—	$12,723	—	$12,723
Renee Warden (4)	—	$12,723	—	$12,723
Eric M. Polis (5)	—	$3,975	—	$3,975

(1)
The value listed in the above table represents the fair value of the options granted that was recognized in 2009 under FAS 123R. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in note 10 to our audited consolidated financial statements for the year ended March 31, 2009, included in our Annual Report on Form 10-K.

(2)	Mr. Diaz resigned as a director in October 2008 and forfeited options on 775,000 shares of common stock (691,666 that were vested and exercisable).
(3)	At March 31, 2009 Mr. Cocumelli had option awards outstanding exercisable into 775,000 shares of common stock of which 691,666 were vested and exercisable.
(4)
Ms. Warden served as our Chief Accounting Officer and Secretary until May 2005 and during fiscal 2009 provided accounting services unrelated to her role as a director or audit committee member and earned compensation of $3,356 not included above. At March 31, 2009 Ms. Warden had option awards outstanding exercisable into 850,000 shares of common stock of which 766,666 were vested and exercisable.

(5)	At March 31, 2009 Mr. Polis had option awards outstanding exercisable into 300,000 shares of common stock of which 75,000 were vested and exercisable.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of our Company’s Board of Directors was formed in June 2000 and is currently comprised of Directors, Allen Cocumelli and Eric Polis. Mr. Alex Diaz served as a member until October 2008 upon his resignation and the appointment of Mr. Polis to the Board of Directors and the Compensation Committee.  None of these individuals was at any time during the fiscal year 2009, or at any time, an employee or officer of the Company.  No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Common Stock
The following security ownership information is set forth, as of May 31, 2009, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all current directors, nominees and executive officers as a group (five persons).  Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our company’s Common Stock.

Name and Address	Amount and Nature of		Percent	Title
of Beneficial Owner	Beneficial Ownership		of Class	of Class
Alfred H. Falk	2,143,850	(1)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Robert Putnam	5,387,925	(2)	1.9%	Common
16770 West Bernardo Drive
San Diego, CA 92127

Allen Cocumelli	276,000	(3)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Eric M. Polis	3,907,119	(4)	1.4%	Common
980 American Pacific Drive, #111
Henderson, NV 89014

Renee Warden	850,000	(5)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Jerry E. Polis	24,685,121	(6)	8.7%	Common
980 American Pacific Drive, #111
Henderson, NV 89014

All officers, directors and nominees
as a group (5 persons)	12,452,394	(7)	4.3%	Common

(1)	Includes 550 shares held by son to which Mr. Falk disclaims beneficial ownership. Includes options and warrants exercisable within 60 days to purchase 1,150,000 shares.
(2)	Includes options and warrants exercisable within 60 days to purchase 1,603,125 shares and preferred stock convertible into 1,046,300 shares.
(3)	Includes options exercisable within 60 days to purchase 275,000 shares.
(4)
Includes options exercisable within 60 days to purchase 112,500 shares. Also includes (i) 2,307,421 shares of common stock held a Family Trust of which Mr. Polis is Trustee, (ii) 1,042,696 shares of common stock held by the Polis Family LLC of which Mr. Polis is a managing member, (iii) 133,000 shares of common stock held by The Polis Charitable Foundation of which Mr. Polis is an officer, (iv) 25,000 shares of common stock held in a personal IRA, (v) 107,922 shares of common stock held by ASI Capital Corporation of which Mr. Polis is President, (vi) 138,580 shares of common stock held by ASI Technology Corporation of which Mr. Polis is Secretary, and (vii) 40,000 shares of common stock held as custodian for a minor child. Mr. Polis disclaims beneficial ownership of the shares held by the Polis Charitable Foundation and as custodian for the minor child and to the shares held by ASI Capital Corporation and ASI Technology Corporation except to the extent of his respective pecuniary interest.

(5)	Includes options exercisable within 60 days to purchase 850,000 shares.
(6)
Includes (i) 15,739,000 shares of common stock held by the Jerry E. Polis Family Trust (“Family Trust”) of which Mr. Polis is Trustee and warrants exercisable by the Family Trust for 156,250 shares of common stock, (ii) 5,943,232 shares of common stock held by Davric Corporation (“Davric”) of which Mr. Polis is President and Director and convertible debt and warrants held by Davric for 1,050,716 shares of common stock (iii) 1,042,696 shares of common stock held by the Polis Family LLC of which Mr. Polis is a managing member, (iv) 133,000 shares of common stock held by The Polis Charitable Foundation of which Mr. Polis is President, (v) warrants exercisable for 78,125 shares of common stock held by JEP Leasing LLC (“JEP”) over which Mr. Polis exercises control (vi) 228,000 shares of common stock held by the Polis Museum of Fine Art of which Mr. Polis is trustee, (vii) 67,600 shares of common stock held in a personal IRA, (viii) 107,922 shares of common stock held by ASI Capital Corporation of which Mr. Polis is President and (ix) 138,580 shares of common stock held by ASI Technology Corporation of which Mr. Polis is President. Mr. Polis disclaims beneficial ownership of the shares held by the Polis Charitable Foundation and the Polis Museum of Fine Art and to the shares held by ASI Capital Corporation and ASI Technology Corporation except to the extent of his respective pecuniary interest.

(7)	Includes options and warrants exercisable within 60 days to purchase 3,878,125 shares and preferred stock convertible into 1,046.300 shares.

*  Less than 1%

Series AA Preferred Stock

The following security ownership information is set forth as of May 31, 2009 with respect to certain persons or groups known to the Company to be beneficial owners of more than 5% of Series AA Preferred Stock.

Name and Address	Amount and Nature of		Percent	Title
of Beneficial Owner	Beneficial Ownership(1)		of Class	of Class
Robert Putnam	10,000	(2)	13.3%	Series AA
16770 West Bernardo Drive				Preferred Stock
San Diego, CA 92127

James A. Barnes	15,000	(3)	20.0%	Series AA
8617 Canyon View Dr.				Preferred Stock
Las Vegas, NV 89117

Norris Family 1997 Trust	10,000	(4)	13.3%	Series AA
16101 Blue Crystal Trail				Preferred Stock
Poway, CA 92064

James C. Zolin & Josephine Zolin	5,000	(5)	6.7%	Series AA
17108 Via De La Valle				Preferred Stock
Rancho Santa Fe, CA 92067

Victor Gabourel	5,000	(6)	6.7%	Series AA
11404 Cypress Woods Dr.				Preferred Stock
San Diego, CA 92131

Wayne Opperman and Barbara Opperman	10,000	(5)	13.3%	Series AA
36837 Wax Myrtle Place				Preferred Stock
Murieta, CA 92562

Edward J. Kashou & Steven C. Kashou	10,000	(5)	13.3%	Series AA
10321 Hitching Post Way				Preferred Stock
Santee, CA 92071

Robert M. Kaplan	5,000	(6)	6.7%	Series AA
P.O. Box 2600				Preferred Stock
Sun Valley, ID 83353

(1)
Represents the number of shares of Series AA Preferred Stock held as of May 31, 2009. At such date an aggregate of 75,000 shares of Series AA Preferred Stock were issued and outstanding with each share having 100 votes per share.

(2)	Mr. Putnam is an officer and director of the Company and has sole voting and investment power with respect to the Series AA Preferred Stock.
(3)
Includes 5,000 shares held by Sunrise Capital, Inc., 5,000 shares held by Sunrise Management, Inc. Profit Sharing Plan and 5,000 shares held by Palermo Trust. Mr. Barnes is President of Sunrise Capital, Inc. and Trustee of Sunrise Management, Inc. Profit Sharing Plan and the Palermo Trust. Mr. Barnes shares investment and voting power with respect to the Series AA Preferred Stock with his spouse.

(4)	Voting and investment power with respect to the Series AA Preferred Stock is shared by Elwood G. Norris and Stephanie Norris.
(5)	The named owners are believed by the Company to share investment and voting power over the Series AA Preferred Stock.

(6)	The named owner is believed by the Company to have sole investment and voting power over the Series AA Preferred Stock.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Conflicts of Interest
Certain conflicts of interest now exist and will continue to exist between e.Digital Corporation and its officers and directors due to the fact that they have other employment or business interests to which they devote some attention and they are expected to continue to do so.  We have not established policies or procedures for the resolution of current or potential conflicts of interest between our company and its management or management affiliated entities.  There can be no assurance that members of management will resolve all conflicts of interest in our company’s favor.  The officers and directors are accountable to our company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling our company’s affairs.  Failure by them to conduct our company’s business in its best interests may result in liability to them.

Officer and director Robert Putnam also acts as Director of Investor Relations of ATC.  The possibility exists that this other relationship could affect Mr. Putnam’s independence as a director and/or officer of e.Digital Corporation.  Mr. Putnam is obligated to perform his duties in good faith and to act in the best interest of our company and its stockholders, and any failure on his part to do so may constitute a breach of his fiduciary duties and expose such person to damages and other liability under applicable law.  While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Putnam would be excluded from liability or indemnified if he breached his loyalty to our company.

Transactions with Related Persons
On occasion we engage in certain related party transactions. Related parties include directors and executive officers and their immediate family members and certain security holders and their immediate family members. For purposes of this disclosure related party security holders include any beneficial owner of more than five percent of either our common or preferred shares. The following are related party transactions with respect to the two fiscal years ended March 31, 2009.

Mr. James A. Barnes, was considered a related party between April 1, 2007 and December 2007 through ownership of greater than 5% of the our Series D preferred stock (subsequently converted to common stock in December 2007) and again in June 2008 when affiliated entities acquired greater than 5% of our Series AA preferred stock. During fiscal 2008 and fiscal 2009, we incurred accounting and regulatory consulting services of $36,405 and $44,997, respectively to Sunrise Capital, Inc., a company controlled by Mr. Barnes.

Jerry E. Polis and affiliated entities are considered as related parties through ownership of greater than 5% of the our Series D preferred stock (subsequently converted to common stock in December 2007 through which Mr. Polis continued as a related party through ownership of greater than 5% of our outstanding common stock). At April 1, 2007 we owed Davric Corporation (“Davric”) $952,967 on a 7.5% Convertible Term Note (“Term Note”). Stated monthly principal and interest payments were $15,000 in April 2007 increasing to $30,000 starting in December 2007 and $50,000 starting in December 2008 with maturity November 30, 2009.  We may, subject to certain limitations, elect to make monthly installment payments either in cash or in shares of common stock (“Monthly Installment Shares”).  Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount.  Installment note payments must be paid in cash if the computed average price is less than $0.10 per share.  Subject to certain notice periods and other limitations, the balance of the Term Note is convertible by Davric at $0.30 per common share and we may elect to call the Term Note for mandatory conversion if the closing sale price of our common stock is at least $0.40 per share for ten consecutive trading days.  We also may prepay the Term Note in full or in minimum parts of $50,000 on ten-day notice.  The Term Note may be subordinate to certain future senior indebtedness as defined in the Term Note.  We are not obligated to register the Monthly Installment Shares or any shares issuable on conversion of the Term Note. During fiscal 2008 we made $240,000 of principal and interest payments through the issuance of 1,623,808 restricted shares of common stock reducing the principal balance to $780,065 at March 31, 2008. Interest expense paid on the Term Note for the year ended March 31, 2008 was $107,098. During fiscal 2009 we made two monthly payments totaling $60,000 in cash and ten monthly payments aggregating $380,000 by issuing 3,018,331 restricted shares of common stock reducing the principal balance to $387,234 at March 31, 2009. Interest expense paid on the Term Note for the year ended March 31, 2009 was $47,169.

On March 23, 2007 we entered into a short-term purchase order and working capital financing arrangement providing cash proceeds of $750,000, the balance at April 1, 2007. The lender, ASI Capital Corporation, is a Nevada based mortgage broker/banker of which Jerry E. Polis is Chairman, President and largest shareholder. We paid an initial origination finance charge of $15,000 by issuing 73,385 restricted shares of common stock. In connection with two renewals during fiscal 2008 we paid aggregate finance charges of $15,500 by issuing 104,196 restricted shares of common stock. We made principal reductions of $300,000 during fiscal 2008 and the principal balance at March 31, 2008 was $450,000.During fiscal 2008 we made cash interest payments of $111,750 (in addition to the finance charges described above). The obligation was amended to be payable to the parent of ASI Capital, Inc. or ASI Technology Corporation in connection with a December 2007 extension. In connection with two renewals during fiscal 2009 we paid aggregate finance charges of $7,000 by issuing 68,921 restricted shares of common stock. During fiscal 2009 we made additional principal reductions of $150,000 and paid the remaining principal balance of $300,000 in March 2009. There was no balance outstanding at March 31, 2009 and we made cash interest payments of $69,750 (in addition to the finance charges described above). The obligation was documented by an 18% secured promissory note, as amended, with interest payable monthly for any full or partial month the principal was outstanding and was secured pursuant to a security agreement providing a security interest in substantially all of the our assets.

In April 2008 we borrowed $40,000 pursuant to an unsecured 12% promissory note with principal and interest due April 3, 2009 from Mr. Jerry Polis’ family trust. In April 2008 we issued 40,000 shares of common stock as payment of a $4,800 originating finance fee. This note was repaid in March 2009 with cash interest paid of $4,667.

In June 2008 director and officer Robert Putnam purchased 10,000 shares of Series AA convertible preferred stock and related warrants exercisable for 1,000,000 shares of common stock for cash of $100,000 on the same terms as other unaffiliated investors.

During fiscal 2009 we paid director and former executive officer Renee Warden an aggregate of $3,356 ($6,121 in fiscal 2008) for accounting services unrelated to her role as a director or audit committee member.

On June 6, 2007, directors Alex Diaz, Renee Warden and Allen Cocumelli were each granted an option on 250,000 common shares exercisable at $0.18 per share until June 6, 2011 subject to two year vesting and other standard option plan conditions.On October 8, 2008 we granted newly appointed director Eric M. Polis options on 300,000 common shares vesting over two years and exercisable at $0.115 per share until October 2013, subject to continued service. Mr. Eric Polis is also an officer and director of ASI Technology and ASI Capital, with transactions described above.

Item 14. Principal Accounting Fees and Services.

The following table describes fees for professional audit services rendered by SingerLewak LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2009 and March 31, 2008 and fees billed for other services rendered by SingerLewak LLP during those periods. These amounts include fees paid to SingerLewak LLP.

Type of Fee	2009	2008
Audit Fees (1)	$160,797	$158,232
Audit Related Fees (2)	—	15,153
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$160,797	$173,385

1.           Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by SingerLewak LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.

2.           Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by SingerLewak LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees.

3.           Tax Fees include the aggregate fees paid by us during the fiscal year for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SingerLewak LLP for the respective periods.

4.           All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services other than the services reported above. No such fees were billed by SingerLewak LLP for the respective periods.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of SingerLewak LLP in providing services to us for the fiscal year ended March 31, 2009 and has concluded that such services are compatible with their independence as our company’s auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by SingerLewak LLP in fiscal year 2009.

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

3.1.3
Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on September 18, 2008 and filed as Exhibit 3.1.3 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.1.4
Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on August 11, 2005 and filed as Exhibit 3.1.4 to the Company’s Current Report on Form 8-K dated September 18, 2008.

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

3.9
Certificate of Designation of Preferences, Rights and Limitations of Series AA preferred stock filed with the State of Delaware on June 26, 2008 and filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 1, 2008.

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

4.11
Form of Convertible Preferred Stock Purchase Agreement between the Company and 12 investors for an aggregate of 75,000 Series AA Preferred Shares and Warrants (individual agreements differ only as to number of shares) dated June 27, 2008 filed as Exhibit 99.2 to Form 8-K dated July 1, 2008.

4.12
Form of Stock Purchase Warrant between the Company and 12 investors for an aggregate of 7,500,000 common shares (individual warrants differ only as to holder and number of shares) dated June 27, 2008 filed as Exhibit 99.3 to Form 8-K dated July 1, 2008.

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

10.3	Secured Promissory Note of the Company to ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.3 to Form 8-K dated March 28, 2007.

10.3.1	Loan Extension Agreement between the Company and ASI Capital Corporation dated as of September 28, 2007 and previously filed as Exhibit 99.1 to Form 8-K dated October 15, 2007.

10.3.2	Secured Promissory Note of the Company to ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.1 to Form 8-K dated January 4, 2008.

10.3.3	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of June 30, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated July 1, 2008.

10.3.4	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of December 31, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated January 5, 2009.

10.4	Security Agreement between the Company and its subsidiary and ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.4 to Form 8-K dated March 28, 2007.

10.4.1	Security Agreement between the Company and its subsidiary and ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.2 to Form 8-K dated January 4, 2008.

10.5	Stock Option Plan adopted by the Company on September 29, 1994 ("1994 Plan"), filed as Exhibit 10.10 to the Company's 1995 Form 10-KSB.

10.5.1	First Amendment to Stock Option Plan adopted by the Company on January 26, 1996 and filed previously as Exhibit 10.14.1 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

10.5.2	Second Amendment to Stock Option Plan adopted by the Company on September 3, 1997 and filed previously as Exhibit 10.14.2 to the Company's Annual Report on Form 10-KSB dated March 31, 1998.

10.5.3	Third Amendment to Stock Option Plan adopted by the Company on November 9, 2000 and filed previously as Exhibit B to the Company's Annual Report on Schedule 14A dated September 22, 2000.

10.6	2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.6.1	Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.6.2	Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.7	Employment letter between the Company and William A. Blakeley dated October 20, 2005 filed as Exhibit 99.2 to Form 8-K dated October 27, 2005.

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

21.1	List of subsidiaries. *

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Principal Accounting Officer.*

32.1
 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer and Robert Putnam, Principal Accounting Officer.*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation

By:	/s/ ALFRED H. FALK
President and Chief Executive Officer

Date:  June 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALFRED H. FALK	President and Chief Executive Officer	June 16, 2009
Alfred H. Falk	(Principal Executive Officer)

/s/ ALLEN COCUMELLI	Chairman of the Board and Director	June 16, 2009
Allen Cocumelli

/s/ ROBERT PUTNAM	Senior Vice President and Director	June 16, 2009
Robert Putnam	Interim Chief Accounting Officer and
Secretary (Principal Financial and Accounting Officer)

/s/ ERIC M. POLIS	Director	June 16, 2009
Eric M. Polis

/s/ RENEE WARDEN	Director	June 16, 2009
Renee Warden

INDEX TO FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF SINGERLEWAK LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND 2008	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2009 AND 2008	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED MARCH 31, 2009 AND 2008	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2009 AND 2008	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
e.Digital Corporation
San Diego, CA

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2009 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has historically suffered recurring losses from operations and has a substantial accumulated deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

SINGERLEWAK LLP

Irvine, CA
June 15, 2009

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS
[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2009	2008
	$	$
ASSETS
Current
Cash and cash equivalents	3,813,990	122,116
Accounts receivable	93,771	174,905
Inventory	517,163	489,238
Deposits and prepaid expenses	26,108	34,717
Total current assets	4,451,032	820,976
Property, equipment and intangibles, net of accumulated depreciation and amortization of $165,449 and $485,037, respectively	26,638	40,061
Total assets	4,477,670	861,037
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current
Accounts payable, trade	202,900	836,217
Accrued and other liabilities	589,814	464,193
Current maturity of convertible term note, net of $6,141 and $25,842 of debt discount	381,093	366,989
Secured promissory note, net of $-0- and $4,131 for debt discount	—	445,869
Total current liabilities	1,173,807	2,113,268
Long-term convertible term note, net of $-0- and $6,141 of debt discount	—	381,093
Deferred revenue - long term	24,000	72,000
Total long-term liabilities	24,000	453,093
Total liabilities	1,197,807	2,566,361

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: 75,000 and -0- issued and outstanding, respectively Liquidation preference of $778,459 and $-0-, respectively	610,774	—
Common stock, $0.001 par value, authorized 350,000,000, 282,124,564 and 272,494,867 shares issued and outstanding, respectively	282,125	272,495
Additional paid-in capital	81,534,566	80,103,769
Accumulated deficit	(79,147,602)	(82,081,588)
Total stockholders' equity (deficit)	3,279,863	(1,705,324)

Total liabilities and stockholders' equity (deficit)	4,477,670	861,037

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2009	2008
	$	$
Revenues:
Products	362,079	4,841,855
Services	578,303	710,766
Patent license	10,115,350	—
	11,055,732	5,552,621

Cost of revenues:
Products	318,672	3,854,941
Services	209,022	153,672
Patent license	3,984,087	—
	4,511,781	4,008,613
Gross profit	6,543,951	1,544,008

Operating expenses:
Selling and administrative	2,325,359	1,980,451
Research and related expenditures	518,649	1,006,037
Total operating expenses	2,844,008	2,986,488

Operating income (loss)	3,699,943	(1,442,480)

Other income (expense):
Interest and other income	59	41,114
Interest expense	(163,359)	(237,020)
Warrant and other finance expenses	(181,157)	(80,681)
Other expense	(344,457)	(276,587)

Income (loss) before provision for income taxes	3,355,486	(1,719,067)
Provision for income taxes	(421,500)	—
Income (loss) for the period	2,933,986	(1,719,067)
Accrued and deemed dividends on preferred stock	(130,320)	(81,975)
Income (loss) attributable to common stockholders	2,803,666	(1,801,042)
Income (loss) per common share - basic and diluted	$0.01	$(0.01)

Weighted average common shares outstanding
Basic	277,997,077	252,683,865
Diluted	279,143,600	252,683,865

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
[See Note 1 – Nature of Operations and Basis of Presentation]

	Preferred stock	Common stock		Additional		Accumulated
	Amount	Shares	Amount	paid-in capital	Dividends	deficit
Balance, March 31, 2007	910,000	243,453,037	243,453	78,236,434	(464,025)	(80,362,521)
Dividends on Series D preferred stock	—	—	—	—	(81,975)	—
Shares issued for conversion of Series D preferred stock	(910,000)	18,200,000	18,200	891,800	546,000	—
Shares issued upon exercise of options	—	76,166	76	11,234	—	—
Shares issued upon exercise of warrants	—	2,681,000	2,681	211,799	—	—
Shares issued for term debt payments	—	1,623,808	1,624	238,376	—	—
Shares issued for debt financing fees	—	177,581	178	30,322	—	—
Proceeds from sale of common stock net of $628,584 of prepaid transaction costs	—	6,283,275	6,283	325,133	—	—
Stock-based compensation	—	—	—	158,671	—	—
Loss and comprehensive loss	—	—	—	—	—	(1,719,067)
Balance, March 31, 2008	—	272,494,867	272,495	80,103,769	—	(82,081,588)
Sale of Series AA preferred stock and warrants net of $134,773 recorded as warrant liability	615,227	—	—	—	—	—
Record $134,773 beneficial conversion related to Series AA preferred stock	(134,773)	—	—	134,773	—	—
Reclassification of warrant liability to equity	—	—	—	132,315	—	—
Value assigned to modification of Series AA warrants	—	—	—	177,125	—	—
Dividends on Series AA preferred stock	28,459	—	—	(28,459)	—	—
Accretion of discount on Series AA preferred stock	101,861	—	—	(101,861)	—	—
Shares issued for term debt payments	—	3,018,331	3,018	376,982	—	—
Shares issued for debt financing fees	—	108,921	109	11,691	—	—
Proceeds from sale of common stock at an average price of $0.104 per share	—	6,345,549	6,346	653,654	—	—
Shares issued on exercise of 325,000 options at $0.09 per share on a cashless basis	—	156,896	157	(157)	—	—
Stock-based compensation	—	—	—	74,734	—	—
Income and comprehensive income	—	—	—	—	—	2,933,986
Balance, March 31, 2009	610,774	282,124,564	282,125	81,534,566	—	(79,147,602)

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]
	For the year ended
	March 31
	2009	2008
	$	$
OPERATING ACTIVITIES
Income (loss) for the period	2,933,986	(1,719,067)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,532	12,974
Accretion related to promissory notes	41,773	60,369
Warrant modification and warrant derivative revaluation	174,667	—
Interest paid with common stock	38,526	67,098
Warranty provision	(53,368)	166,126
Stock-based compensation	74,734	158,671
Changes in assets and liabilities:
Accounts receivable, trade	81,134	(137,876)
Inventories	(27,925)	(179,846)
Prepaid expenses and other	8,609	16,282
Accounts payable, trade	(583,317)	149,085
Accrued and other liabilities	225,564	(1,963)
Customer deposits	—	(38,850)
Accrued employee benefits	(36,756)	(45)
Warranty reserve	(41,615)	(97,060)
Deferred revenue	(16,204)	102,500
Cash provided by (used in) operating activities	2,837,340	(1,441,602)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,109)	(16,829)
Cash used in investing activities	(4,109)	(16,829)

FINANCING ACTIVITIES
Proceeds from sale of common stock	660,000	960,000
Proceeds from sale of preferred stock	700,000	—
Payments on secured promissory note	(450,000)	(300,000)
Payments on convertible term note	(51,357)	—
Proceeds from unsecured promissory note	40,000	—
Payment on unsecured promissory note	(40,000)	—
Proceeds from exercise of warrants	—	214,480
Proceeds from exercise of stock options	—	11,310
Cash provided by financing activities	858,643	885,790
Net increase (decrease) in cash and cash equivalents	3,691,874	(572,641)
Cash and cash equivalents, beginning of period	122,116	694,757
Cash and cash equivalents, end of period	3,813,990	122,116

See accompanying notes to consolidated financial statements

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company has innovated a proprietary secure digital video/audio technology platform ("DVAP") and markets the eVU™ mobile entertainment device for the travel and recreational industries. The Company also obtains revenue from licensing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

Until the fiscal year ended March 31, 2009 (fiscal 2009), the Company incurred significant losses and negative cash flow from operations and has an accumulated deficit of $79,147,602 at March 31, 2009 (2008 - $82,081,588). The Company’s recent profitability has resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, the Company could incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. The Company's ability to continue as a going concern is in doubt and is dependent upon sustaining a profitable level of operations and if necessary obtaining additional financing.

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

Segment Information
With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing consists of intellectual property revenues from the Flash-R patent portfolio. Segment information and related disclosures about the Company’s products, services, geographical areas and major customers is contained in Note 12.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

Fair Value of Financial Instruments
On April 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on April 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s consolidated financial statements. See Note 11 - Fair Value Measurements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company has certain financial assets and liabilities recorded at fair value (principally cash equivalents) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s cash and money market funds have been classified as Level 1 because their fair values are based on quoted market prices.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 for fiscal 2009. However the Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 or during the year ended March 31, 2009. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

Translation of Foreign Currencies
Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated into U.S. dollars at the rates prevailing on the respective transaction dates. Gains and losses on foreign currency transactions, which have not been material, are reflected in the consolidated statements of operations in other income (expense) for the reporting period. To date foreign currency transactions are primarily undertaken in European countries. Foreign currency loss for the year ended March 31, 2009 was $1,805 (2008 - gain of $20,515).

Income (Loss) per Share
Basic earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The income attributable to common stockholders is reduced and the loss attributable to common stockholder is increased by accrued and deemed dividends on preferred stock during the years ended March 31, 2009 and 2008 of $130,320 and $81,975, respectively. Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible preferred stock, stock options, warrants, and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended March 31,	2009	2008
Basic
Income (loss) attributable to common stockholders	$2,803,666	$(1,801,042)
Weighted average common shares outstanding (basic)	277,997,077	252,683,865
Basic income (loss) per common share	$0.01	$(0.01)

Diluted
Income (loss) attributable to common stockholders	$2,803,666	$(1,801,042)
Plus:
Accrued and deemed dividends on preferred stock (1)	—	—
Income (loss) for diluted	$2,803,666	$(1,801,042)
Common and potential common shares:
Weighted average common shares outstanding	277,997,077	252,683,865
Assumed conversion of preferred stock (1)	—	—
Assumed exercise of options and warrants	1,258,422	—
Common and potential common shares	279,255,499	252,683,865
Diluted income (loss) per common share	$0.01	$(0.01)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	19,364,976	15,828,955

(1) The convertible preferred stock and convertible term note were antidilutive for the respective periods.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at March 31, 2009 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account. Effective October 14, 2008, Federal Deposit Insurance Corporation deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number and  nature of customers comprising the Company’s customer base and their geographic dispersion. The Company has not incurred any significant credit related losses.

The Company relies on one third-party contract manufacturer to produce its eVU mobile entertainment product and generally relies on single suppliers for batteries, charging stations and other components. The Company also currently relies on one legal firm to represent it in patent licensing matters.

Guarantees and Indemnifications
The Company enters into standard indemnification agreements in the ordinary course of business. Some of the Company’s product sales and services agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is generally limited to the amount paid by the customer. To date, there have been no claims under such indemnification provisions.

The Company provides a one-year limited warranty for most of its products.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

Revenue Recognition
The Company’s segments have the following revenue recognition policies:

Products and Services
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

Service revenues may include revenue from coding, encrypting and integrating content for periodic uploading to hardware players. Revenue is recognized upon acceptance of the content master file by the customer if the fee is fixed and determinable, collection of the resulting receivables is probable and there are no resulting obligations.

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), when an arrangement contains multiple elements with standalone value, such as hardware and content or other services, revenue is allocated based on the fair value of each element as evidenced by vendor specific objective evidence. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or services. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the Company’s revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until the Company can objectively determine the fair value of all remaining undelivered elements.

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

Patent Licensing
The Company applies the guidance of SEC Staff Accounting Bulletin Topic 13.A.3(f), Nonrefundable Up-Front Fees, to its patent license and settlement agreements using the specific performance method analogous to the sale of an asset in such literature as FASB Statement No. 13, Accounting for Leases and AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Films.Accordingly, the Company recognizes revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, (iii) the customer has been provided rights to the licensed technology and (iv) collection of the resulting receivable, if any, is probable. At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. License revenue to date consists of one-time license and settlement agreements requiring no future performance. The Company has no licenses that do not include settlement and covenants not to sue.

While the consideration to dismiss any patent litigation and the perpetual license may be considered two deliverables under EITF 00-21: Revenue Arrangements with Multiple Deliverables, the Company treats the deliverables as one unit of accounting as the delivered items do not have value to customers on a stand alone basis,there are no undelivered elements and there is no general right of return relative to the delivered perpetual license. While license agreements to date have not provided for unit royalties or payments for fixed past or future term periods, the Company evaluates each license agreement for revenue recognition in accordance with applicable literature.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

The Company values nonexclusive cross licenses received only if directly used in operations. To date the Company has not valued any cross licenses received as they were considered part of the customer’s overall license and settlement strategy and are not used in the Company’s products.

Patent license costs of revenues include contingency legal and other direct costs associated with patent licensing.

Deferred Revenue, Deposits and Prepaid Expenses
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

Inventory
Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value. See Note 13 for purchase commitments.

Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. When assets are sold or retired, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is credited or charged to income. Maintenance and repair costs are charged to operations when incurred. The Company reviews the carrying amount of fixed assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset. The Company assesses the recoverability of any affected long-lived assets in accordance with SFAS No. 144 by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows.

Advertising
Advertising costs are charged to expense as incurred.  The Company expensed $10,031 and $37,503 for the years ending March 31, 2009 and 2008, respectively.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See Note 6 for additional information regarding warranties.

Other Income (Expense)
Interest and other income for the year ended March 31, 2008 included $20,000 from the sale of trademark rights and $20,515 of foreign exchange income.

Interest expense includes interest expense paid in cash and shares of common stock and non-cash amortization of debt discounts.

Warrant and other finance expense for the year ended March 31, 2009 included a non-cash financing expense of $174,667 (2008 - $-0-) related to warrant and derivative modifications, financing related royalty expense of $4,640 (2008 - $78,860) and foreign exchange loss of $1,746.

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

Income Taxes
The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, Accounting For Income Taxes(“SFAS 109”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides a full valuation reserve related to its net deferred tax assets. In the future, if sufficient evidence of an ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce the valuation allowances, resulting in income tax benefits in the consolidated statement of operations.  The Company evaluates the realizability of the deferred tax assets and assesses the need for valuation allowance quarterly.  The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.The Company has experienced various ownership changes as a result of past financings and could experience future ownership changes.

The Company adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of  SFAS 109 on April 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no adjustment for uncertain tax provisions and the total amount of unrecognized tax benefits as of April 1, 2007 was $-0-.  At the adoption date of April 1, 2007, deferred tax assets were fully reserved by a valuation allowance to reduce the deferred tax assets to zero, the amount that more likely than not is expected to be realized.

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2009, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2004 through 2008 remain open under the statue of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (“NOL”) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1993.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

Stock-based Compensation
The Company has adopted stock plans as summarized in Note 10. The Company adopted SFAS No. 123(R), Share Based Payment, effective April 1, 2006 using a modified prospective application. The Company records the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award.

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

The Company recorded $74,734 and $158,671 of stock compensation expense for the years ended March 31, 2009 and 2008, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year Ended March 31,	2009	2008
	$	$
Cost of revenues	—	14,411
Research and development	26,620	33,785
Selling and administrative	48,114	110,475
Total stock-based compensation expense	74,734	158,671

In March 2009 the Company authorized 425,000 options to former employees to replace comparable stock-appreciation rights previously recorded as a $26,620 liability with such amount included in paid-in capital and stock-based compensation costs and included above.

Comprehensive Loss
Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2009 and 2008, there were no material differences between comprehensive loss and net loss for the year.

Common Stock Issued for Services or Payments
The Company records compensation expense for common stock issued for services or financing fees based on the estimated fair market value. Estimated fair market value is determined based on the quoted closing stock price on the day of issuance or the market price defined in any underlying agreement as long as such price closely approximates market price.

Derivative Instruments
The Company values derivative instruments in accordance with the interpretative guidance of FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible  Instruments and associated pronouncements related to the classification and measurement of warrants and instruments with embedded conversion features. The Company makes certain assumptions and estimates to value its derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

Reclassifications and Quarterly Restatement
Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no affect on the reported net income (loss). In issuing results for the prior year, the Company restated the results for the two quarters therein ended September 30, 2007 and December 31, 2007 to correct for a misclassification of supplier material transfers that overstated both revenues and cost of sales in the two quarters but did not impact operating loss or net loss for any previously reported period. See unaudited Note 15.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for acquisitions closed on or after April 1, 2009 for the Company). Early application is not permitted. Since the Company is not contemplating any business combinations after its effective date it does not presently expect any impact of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any SFAS No. 161 will have on its consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue No. 07-1 to have a material impact on its financial statements.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.  The Company is assessing the impact of this EITF for the year ended March 31, 2010.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is applicable for interim or annual periods after June 15, 2009.  In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS No. 166”).  SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods therein and thereafter. The Company has not determined the impact, if any SFAS No. 165, 166 and 167 will have on its consolidated financial statements.

3. STATEMENT OF CASH FLOWS
The Company had non-cash operating and financing activities and made cash payments as follows:

Year Ended March 31,	2009	2008
	$	$
Non-cash financing activities:
Common stock issued on conversion of preferred stock	—	1,456,000
Accounts payable exchanged for preferred stock	50,000	—
Shares issued for term debt payments	380,000	240,000
Shares issued for financing fees	11,800	30,500
Options exercised on a cashless basis	29,250	—
Options granted for stock appreciation rights obligation	26,620	—
Accrued and deemed dividends on preferred stock	130,320	81,975
Warrant derivative liability reclassified as equity	132,315	—
Cash payments during year for:
Interest	83,059	109,553
Income taxes	264,000	—

4. INVENTORIES
Inventories consist of the following:

March 31,	2009	2008
	$	$
Raw materials	35,330	41,354
Work in process	316,734	217,820
Finished goods	165,099	230,064
	517,163	489,238

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

5. PROPERTY, EQUIPMENT AND INTANGIBLES
Property and equipment consisted of the following:

Year Ended March 31,	2009	2008
	$	$
Computer hardware and software	47,321	107,117
Furniture and equipment	26,499	26,499
Machinery and equipment	72,499	82,912
Leasehold improvements	1,639	1,639
Tooling	19,720	224,372
	167,678	442,539
Accumulated depreciation and amortization	(141,040)	(402,478)
	26,638	40,061

Intangible assets consisted of the following:

Year Ended March 31,	2009	2008
	$	$
Website development costs	—	43,150
Patents and licenses	24,409	39,409
	24,409	82,559
Accumulated amortization	(24,409)	(82,559)
	—	—

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

March 31,	2009	2008
	$	$
Payroll and related	112,727	149,483
Deferred revenue	68,296	36,500
Customer deposits	80,000	80,000
Accrued litigation	100,000	—
Warranty reserve	14,155	109,139
Accrued state taxes	157,500	—
Accrued professional fees	45,000	75,000
Deferred rent	12,136	13,782
Other	—	289
	589,814	464,193

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

Details of the estimated warranty liability are as follows:

Year Ended March 31,	2009	2008
	$	$
Beginning balance	109,138	40,072
Warranty provision	(53,368)	166,126
Warranty deductions	(41,615)	(97,060)
Ending balance	14,155	109,138

7. PROMISSORY NOTES

7.5% Convertible Subordinated Term Note

March 31,	2009	2008
	$	$
7.5% Convertible Subordinated Term Note	387,234	780,065
Less unamortized debt discount	(6,141)	(31,983)
Less long-term portion – net of related unamortized debt discount	—	(381,093)
Short term portion of Convertible Subordinated Term Note	381,093	366,989

On December 12, 2006 the Company became obligated on a 7.5% Convertible Subordinated Term Note (“Term Note”) in the original principal amount of $970,752 that was issued in exchange for two short-term unsecured promissory notes. The Term Note provided for monthly principal and interest installments of $6,000 starting December 2006, increased to $15,000 in February 2007, increased to $30,000 in December 2007 and to $50,000 in December 2008 with maturity November 30, 2009.  Commencing with the February 2007 installment payment, the Company had the option, subject to certain limitations, to elect to make such installment payments either in cash or in shares of common stock (“Monthly Installment Shares”).  Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount.  Installment note payments must be paid in cash if the computed average price is less than $0.10 per share.  Subject to certain notice periods and other limitations, the balance of the note is convertible by the holder at $0.30 per common share and the Company may elect to call the note for mandatory conversion if the closing sale price of the Company’s common stock is at least $0.40 per share for ten consecutive trading days.  The Company may also prepay the note in full or in minimum payments of $50,000 on ten-day notice.  The note may be subordinate to certain future senior indebtedness.

For the year ended March 31, 2009 the Company made two monthly payments totaling $60,000 in cash and ten monthly payments aggregating $380,000 by issuing 3,018,331 shares of common stock. For the year ended March 31, 2008 the Company made all monthly note payments aggregating $240,000 by issuing 1,623,808 shares of common stock.

18% Secured Promissory Note
In March 2007 the Company obtained $750,000 in short-term purchase order financing from a commercial lender pursuant to an 18% Secured Promissory Note with interest payable monthly for any full or partial month the principal was outstanding subject to a security agreement providing a security interest in substantially all of the Company’s assets. The Company paid an initial origination finance charge of $15,000 by issuing 73,385 restricted shares of common stock. In connection with two renewals during fiscal 2008 the Company paid aggregate finance charges of $15,500 by issuing 104,196 restricted shares of common stock. The Company made principal reductions of $300,000 during fiscal 2008 and the principal balance at March 31, 2008 was $450,000.

In connection with two renewals during fiscal 2009 the Company paid aggregate finance charges of $7,000 by issuing 68,921 restricted shares of common stock. The Company made additional principal reductions of $150,000 during the year and paid the remaining balance of $300,000 in March 2009. The note financing fees were recorded as a debt discount and amortized over the respective amended term of the note using the interest method.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

12% Promissory Note
In April 2008 the Company borrowed $40,000 pursuant to an unsecured promissory note with principal and interest due April 3, 2009. In April 2008 the Company issued 40,000 shares of common stock as payment of a $4,800 originating finance fee. The note financing fee was recorded as a debt discount and amortized over the amended term of the note using the interest method. This note was repaid in March 2009.

8. INCOME TAXES
Details of the income tax benefit (provision) for the years ended March 31, 2009 and 2008 are as follows:

Year ended March 31,	2009	2008
	$	$
Current tax expense	421,500	—
Deferred tax expense (benefit)	868,000	(509,000)
Change in valuation allowance (1)	(868,000)	509,000
Income tax provision	421,500	—

The Company had a total income tax expense of approximately $421,500 for the year ended March 31, 2009 which is comprised of foreign and state tax liabilities as follows:

Year ended March 31,	2009	2008
	$	$
Current tax expense:
Federal expense (benefit)	—	—
State	157,500	—
Foreign	264,000	—
	421,500	—

Foreign taxes of $264,000 were withheld and paid in connection with a patent licensing agreement and the Company generated a tax liability in the state of California due to the suspension of the net operating loss (“NOL”) carryforwards for the 2008 and 2009 tax years. The state tax liability of $157,500 is after a reduction of 50% from the use of allowable research and development (“R&D”)credits generated in prior years.

The Company has U.S. federal NOL carryforwards available at March 31, 2009 of approximately $54,300,000 (2008 - $58,700,000) that will begin to expire in 2010. The Company has state net operating loss carryforwards of $18,600,000 (2008 - $18,600,000) that will begin to expire in 2012.  The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. The foreign taxes paid create a foreign tax credit carryover that will be available to offset federal tax expense in future years, subject to certain limitations.  The foreign tax credit carryover expires beginning in 2019.

Utilization of the NOL and any R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code (“IRC”) of 1986 and similar state provisions, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the date of currently available NOLs from fiscal 1994, the Company has raised capital through the issuance of capital stock using multiple types of securities on multiple occasions which, the Company believes, caused multiple ownership changes as defined by Section 382. The Company has performed a preliminary 382 analysis to assess whether ownership changes have occurred which would limit the Company’s utilization of its NOLs and any R&D credits carryforwards. Based on this analysis, the Company determined that no ownership changes have occurred since March 31, 2000 but has not yet determined how much, if any, the use of the approximately $31.4 million of prior period losses will be limited until their expiration. Accordingly, NOL carryforwards generated during the 2001 through 2008 fiscal years, are generally not subject to Section 382 limitations and the Company will be able to utilize such NOLs and any documented R&D carryforwards provided it generates sufficient future earnings. Future ownership changes may limit the Company’s ability to fully utilize these tax benefits.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

For the year ended March 31, 2008, the Company removed the NOL carryforwards from its deferred tax asset accounts because the preliminary analysis had not been completed. For the year ended March 31, 2009, although multiple ownership changes occurred prior to March 31, 2000, the Company, at a minimum, will be able to utilize $26.3 million of federal NOLs generated from April 1, 2000 to March 31, 2008 provided it generates sufficient future earnings ($3.5 million of NOLs applied against fiscal 2009 federal taxable income). The Company has also determined that it has sufficient qualifying California state R&D expenditures for R&D tax credits to offset 50% of the current year’s tax liability, the maximum offset allowable. Accordingly, the Company has re-established the deferred tax assets associated with such federal NOLs, related state NOLs, and the amount of the California R&D tax credit being applied to current year state taxable income and recorded a corresponding increase to the valuation allowance.

The Company plans to study the availability and limitations on losses prior the March 31, 2000 and also the availability of federal and additional state R&D credits for applicable years. When such study is completed, the Company plans to update the unrecognized tax benefits under FIN 48. Therefore, the unrecognized tax benefits could change within 12 months of this reporting date but at this time the Company cannot estimate how much the unrecognized tax benefits may change. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets as of March 31, 2009 and 2008 are shown below. A valuation allowance of $9,609,000 and $174,000 was established at March 31, 2009 and 2008 respectively, to offset the net deferred tax assets as realization is uncertain. When and if the Company can sustain consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

March 31,	2009	2008
	$	$
Deferred tax assets:
Net operating loss carryforwards	9,639,000	—
Foreign tax credit	264,000	—
Stock-based compensation	65,000	34,000
Accruals and other	150,000	176,000
	10,118,000	210,000

Deferred tax liabilities:
Depreciation and amortization	(31,000)	(30,000)
State taxes	(478,000)	(6,000)
	(509,000)	(36,000)
	9,609,000	174,000

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended March 31, 2009 and 2008 is as follows:

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

Year ended March 31,	2009	2008
	$	$
Income taxes (benefit) computed at federal statutory rate	1,174,000	(602,000)
Foreign taxes	264,000	—
Foreign tax credit	(264,000)	—
Permanent book-tax differences	69,000	177,000
State income taxes, net of federal effect	204,000	(84,000)
State tax credit	(157,500)	—
Change in valuation allowance (1)	(868,000)	509,000
Income tax provision	421,500	—

(1)	The removal and re-establishment of the valuation allowance related to the NOL’s and the California R&D credit is not included in the change in the valuation allowance. See above for explanation.

9. CAPITAL STOCK
Authorized Capital
The authorized capital of the Company consists of 350,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

Common Stock
The issued common stock of the Company consisted of 282,124,564 and 272,494,867 common shares as of March 31, 2009 and 2008, respectively.

Preferred Stock
On December 30, 2002, the Company issued 205,000 shares of 12% Series D non-redeemable convertible preferred stock (the "Series D Stock") with a stated value of $10 per share in exchange for an aggregate amount of $2,050,000 of notes payable. During the year ended March 31, 2008 the remaining 91,000 preferred shares were converted into 18,200,000 shares of common stock and no preferred shares remained outstanding at March 31, 2008. The accretion (similar to a dividend) on the Series D Stock was recorded as a liability and a reduction of stockholders equity until conversion. Such amount also was used in determining the net loss attributable to common stockholders for the periods the Series D Stock was outstanding.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

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

Additionally, the Company evaluated whether the embedded conversion feature in the preferred stock required bifurcation and determined that the economic characteristics and risks of the embedded conversion feature in the stock were clearly and closely related to the stock and concluded that bifurcation was not required under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The Company calculated the intrinsic value of the beneficial conversion feature as $134,773 pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The total discount to the Series AA Stock of $269,546, consisting of the value of the Series AA Warrants and the amount of the beneficial conversion feature, is being accreted as a deemed dividend over the term of the Series AA Stock. A total of $101,861 of the discount was accreted as a deemed dividend for the period from issuance to March 31, 2009 by a charge to paid-in capital. The stated 5% dividend also accrues to the carrying value of the Series AA Stock. The deemed and stated dividends are also used in determining the net income (loss) attributable to common stockholders for the respective periods.

The Company determined that the warrants met the definition of a derivative instrument at issuance as defined in SFAS 133 and was treated as a liability due to the lack of sufficient authorized shares of common stock. The Company recorded a liability of $134,773 for the value of the warrants. As a derivative liability this amount was evaluated for reclassification and adjusted at each reporting period based on the current market price. Upon the authorization and reservation of shares of common stock for exercise of the warrants on September 17, 2008, the Company determined the warrants were no longer a derivative liability. The value at that date of $132,315 was reclassified to paid-in capital and a net non-cash gain of $2,458 was recorded.  The Company also determined that the termination of the warrant redemption rights was an effective modification of the warrant term and calculated the fair value of the warrants immediately prior to the modification compared to the value immediately after the modification and recorded the difference in warrant value of $177,125. The net of warrant adjustments of $174,667 is included in warrant and other finance expenses.

Fusion Capital Equity Purchase Agreement
On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company  (a) sold 4,166,666 common shares for $500,000 cash at $0.12 per share, and (b) had the right, subject to certain conditions and limitations, to sell to Fusion up to $8.0 million worth of additional common stock in specified increments, at the Company’s election, over a two year period that ended February 9, 2009 at prices determined based upon the market price of the Company’s common stock at the time of each sale, without any fixed discount to the market price as defined in the agreement.

Under the terms of the agreement, the Company issued 3,500,000 shares of common stock to Fusion for no consideration as a commitment fee and 200,000 shares of common stock as an expense reimbursement fee. The fair value of the 3,700,000 shares was $629,000 and recorded as offering costs along with legal and related direct costs of $52,403.  A total of  $52,819 of these costs were associated with the January 2007 sale of common stock and the balance of $628,584 was recorded as prepaid transaction costs and then discounted against subsequent stock sales during fiscal 2008.

During the year ended March 31, 2009, the Company sold 6,345,549 common shares to Fusion under the agreement for cash of $660,000 (2008 – 6,283,275 common shares were sold for cash of $960,000).

Share Warrants
A summary of warrant activity during the years ended March 31, 2008 and 2009 is presented below:

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

	Number	Average Purchase Price Per Share $
Shares purchasable under outstanding warrants at March 31, 2007	5,177,572	0.11
Stock purchase warrants exercised	(2,681,000)	0.08
Stock purchase warrants expired	(165,000)	0.08
Shares purchasable under outstanding warrants at March 31, 2008	2,331,572	0.15
Stock purchase warrants issued	7,500,000	0.10
Shares purchasable under outstanding warrants at March 31, 2009	9,831,572	0.11

The Company has outstanding share warrants as of March 31, 2009, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrants (1)	2,331,572	0.15	August 31, 2009
Warrants	7,500,000	0.10	June 30, 2011
	9,831,572	0.11

(1)	exercise price subject to certain antidilution price protection.

10. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Option Plans
The Company has stock options outstanding under two stock option plans. The 1994 Stock Option Plan entitled certain directors, key employees and consultants of the Company to purchase common shares of the Company. The 1994 Plan covered a maximum aggregate of 14,000,000 shares, as amended and expired on August 18, 2004. At March 31, 2009 there were options outstanding on 1,515,000 common shares pursuant to the 1994 Plan.

The 2005 Equity-Based Compensation Plan was approved by the stockholders on August 5, 2005 and covers a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants. At March 31, 2009 there were options outstanding on 6,035,500 common shares pursuant to the 2005 Plan with options on 3,590,000 shares available for future grant under the 2005 Plan plus any future forfeitures or cancellations from the 2005 Plan options currently outstanding.

The Company has granted options outside the above plans as inducements to new employees and for the continued service of key employees. At March 31, 2009 there were options outstanding on 500,000 common shares from grants outside the stock option plans.

Stock-Based Compensation Information Under SFAS No. 123R
The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended March 31, 2009 and 2008 (annualized percentages):

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

	Year Ended March 31,
	2009	2008
Volatility	76%	78%
Risk-free interest rate	1.80%	4.1%-5.0%
Forfeiture rate	0.0%	5.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.9	3
Weighted-average fair value of options granted	$0.06	$0.10

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term,to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience and is assumed at 0.0% for nonemployees. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

Since the Company has a net operating loss carryforward as of March 31, 2009, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2009. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2009 or 2008 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2009 total estimated compensation cost of options granted but not yet vested was approximately $43,800 and is expected to be recognized over the weighted average period of 1.3 years.

Stock Option Summary Information
During 2009, 1,537,500 (2007 – 880,000) options were granted at exercise prices ranging from $0.11 to $0.22 (2008 - $0.18 to $0.185) per share. The following table summarizes stock option transactions:

		Weighted average	Aggregate
	Shares	Exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2007	11,034,666	0.17
Fiscal 2008
Granted	880,000	0.18
Exercised	(76,166)	0.15
Canceled/expired	(941,333)	0.54
Outstanding March 31, 2008	10,897,167	0.16	183,813
Exercisable at March 31, 2008	9,769,916	0.15	183,813
Fiscal 2009
Granted	1,537,500	0.13
Exercised	(325,000)	0.09
Canceled/expired	(4,059,167)	0.14
Outstanding March 31, 2009	8,050,500	0.16	126,050
Exercisable at March 31, 2009	6,346,332	0.17	72,875

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

The 325,000 options exercised were on a cashless basis with 156,896 net shares of common stock issued. The intrinsic value of options exercised was $27,300.

The following table summarizes the number of options exercisable at March 31, 2009 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2009	Number exercisable at March 31, 2009	Weighted Average exercise price	Weighted average remaining contractual life	Weighted average Exercise price of options exercisable at March 31, 2009
$	#	#	$	Years	$
$0.09-$0.115	1,100,000	75,000	0.11	4.2	0.12
$0.145-$0.16	4,800,000	4,300,000	0.15	1.1	0.15
$0.18-$0.28	2,150,500	1,971,332	0.21	0.8	0.22

The options generally vest over a period of two to three years. Options on 500,000 shares are subject to and vest based on future performance conditions.

11. FAIR VALUE MEASUREMENTS
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

As of March 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at March 31, 2009:

Fair Value Measurement as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	3,813,990	3,813,990	—	—
Warrant derivative liability (2)	—	—	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.
(2)
Represents Series AA Warrants issued in June 2008 and valued using the income approach using the Black-Scholes option pricing model (see Note 9). An initial liability of $134,773 was revalued to $132,315 at September 17, 2008 and reclassified as equity (see Note 9).

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

The following table reconciles the warrant derivative and stock appreciation right liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended March 31, 2009:

	Warrant	Stock
	Derivative	Appreciation
	Liability	Right Liability
	$	$
Balance at April 1, 2008	—	—
Issuance of warrant derivative (1)	134,773	—
Issuance of SARs included in research and development expenses (2)	—	8,918
Adjustment to fair value included in warrant and other finance expense	(2,458)	—
Adjustment to fair value included in research and development expenses	—	17,702
Reclassification to equity	(132,315)	(26,620)
Balance at March 31, 2009	—	—

(1)	Represents Series AA Warrants issued in June 2008 (see Note 9), revalued at each reporting period and reclassified to equity in September 2008.
(2)	Represents stock appreciation rights (“SAR”) issued during the year, revalued at each reporting period and replaced with stock-based awards in March 2009 and reclassified as equity.

12. SEGMENT INFORMATION
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, (“SFAS No. 131”) provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing consists of intellectual property revenues from the Flash-R patent portfolio.

Our reportable segment information for the years ended March 31, 2009 and 2008 is as follows:

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

Year Ended March 31,	2009	2008
	$	$
REVENUES:
Products and services	940,382	5,552,621
Patent licensing	10,115,350	—
Total revenue	11,055,732	5,552,621

GROSS PROFIT:
Products and services	412,688	1,544,008
Patent licensing	6,131,263	—
Total gross profit	6,543,951	1,544,008

RECONCILIATION:
Total segment gross profit	6,543,951	1,544,008
Operating expenses	(2,844,008)	(2,986,488)
Other income (expense)	(344,457)	(276,587)
Income (loss) before provision for income taxes	3,355,486	(1,719,067)

The Company does not have significant assets employed in the patent license segment and does not track capital expenditures or assets by reportable segment. Consequently it is not practical to show this information.

Revenue by geographic region is determined based on the location of the Company’s direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

Year Ended March 31,	2009	2008
	$	$
United States	10,115,350	—
International	940,382	5,552,621
Total revenue	11,055,732	5,552,621

Revenues from five licensees each accounted for more than 10% of revenues for the year ended March 31, 2009. Sales to three customers comprised approximately 30%, 20% and 13% of revenues respectively in fiscal 2008. Accounts receivable from three parties comprised 44%, 19% and 11% of net accounts receivable at March 31, 2009 and amounts due from three parties comprised approximately 32%, 24% and 22% of accounts receivable at March 31, 2008.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters
In May 2006, the Company announced that a complaint had been filed against it and certain of its officers and employees by digEcor, Inc. in the Third Judicial District Court of Utah, County of Salt Lake. The complaint alleged breaches of contract, unjust enrichment, breaches of good faith and fair dealing, fraud, negligent misrepresentation, and interference with prospective economic relations. digEcor sought, among other things, an injunction to prevent our Company from selling or licensing certain digital rights management technology and "from engaging in any competition with digEcor until after 2009." digEcor also sought "actual damages" of $793,750 and "consequential damages...not less than an additional $1,000,000." This action was related to a purchase order the Company placed for this customer in the normal course of business on November 11, 2005 for 1,250 digEplayers with its contract manufacturer, Maycom Co., Ltd.. Maycom was paid in full for the order by both e.Digital and digEcor by March 2006, but Maycom failed to timely deliver the order. In October 2006 the Company received delivery from Maycom of the delayed 1,250-unit digEplayer order and delivered the order to digEcor. The Company answered digEcor's complaint and pursued certain counterclaims and each party subsequently supplemented their various claims.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

In January 2007, March 2009 and April 2009 the Court ruled on certain motions of the parties substantially limiting the issues for trial and each party has voluntarily dismissed additional claims and specific defendants.  In its rulings, the Court has dismissed digEcor's unjust enrichment, fraud, negligent misrepresentation, tortious interference, non-competition, punitive damage and certain unfair competition claims. The Court has further acknowledged the delivery of the 1,250-unit order and a partial settlement between the parties reducing digEcor's claim for purchase-price or actual damages from $793,750 to $94,846 with such amount still being disputed by the Company.

The bulk of the bench trial was completed in May 2009 related to digEcor’s claims for breaches of three contracts and associated damages, and one claim for injunctive relief. The parties’ proposed findings of fact and conclusions of law are due in July 2009 followed by closing arguments, deliberations and a decision. The Company presented multiple substantive defenses at trial.  However, there can be no assurance the Company will prevail. The Court’s prior rulings and final verdict may also be subject to appeal by either party. The Company is also unable to determine at this time the impact this complaint and matter may have on its financial position or results of operations. The Company has an accrual of $80,000 related to a deposit made by digEcor and at March 31, 2009 accrued an additional $100,000 as an estimate of its obligation related to the remaining general damage claim based on settlement offer made by the Company. The Company intends to seek restitution from Maycom for any damages it may incur. Recovery from Maycom is not assured.

Intellectual Property Litigation
In September 2007 and March 2008, the Company filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of the Company's U.S. patents covering the use of flash memory technology. These patents are part of the Company’s Flash-R patent portfolio. By March 31, 2009 the Company had licensed and settled the litigation with six of the manufacturers and suspended the complaint against one defendant currently in bankruptcy. Litigation is still pending against one remaining defendant. The Company intends to pursue its claims vigorously but the litigation is in the early stage and there is no assurance of recovery. Although most fees, costs and expenses of the litigation are covered under the Company’s arrangement with Duane Morris LLP as described below, the Company may incur support and related expenses for this litigation that may become material.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

Contract Manufacturers and Suppliers
At March 31, 2009 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $128,000 of future deliveries.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate monthly payment currently at $6,159 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Office rent expense recorded by the Company for the year ended March 31, 2009 was $99,474 (2008 - $86,397).

14. RELATED PARTY TRANSACTIONS
On October 8, 2008 Eric M. Polis was appointed as a director of the Company. Mr. Polis is Secretary, Treasurer and a director of ASI Technology Corporation (“ASI”) the holder of the 18% Secured Promissory Note (see Note 7) that was repaid in March 2009. The Company paid cash interest of $69,750 to ASI during the year ended March 31, 2009. As compensation for his role as a director, the Company granted Mr. Polis options on 300,000 common shares vesting over two years and exercisable at $0.115 per share until October 2013, subject to continued service.

See additional related party disclosure in Note 9.

15. QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table sets forth unaudited income statement data for each of the Company’s last eight quarters. During the prior year the two quarters ended September 30, 2007 and December 31, 2007 were restated with comparisons to the results as previously reported illustrated below. The restatement was due to an overstatement of both sales and cost of sales of $104,000 and $62,400 for the quarter ended September 30, 2007 and December 31, 2007, respectively, due to a misclassification of supplier material transfers with no effect on gross profit, operating loss or net loss in either quarter or for the fiscal year ended March 31, 2008.

Quarter ended	6/30/2008	9/30/2008	12/31/2008	3/31/2009	FY 2009
Revenues	$377,727	$1,774,430	$3,906,033	$4,997,542	$11,055,732
Gross profit	114,057	1,157,107	2,286,550	2,986,237	6,543,951
Income (loss) for the period	(669,207)	(28,833)	1,547,795	2,084,231	2,933,986
Operating profit (loss)	(571,489)	400,511	1,597,631	2,273,290	3,699,943
Income (loss) attributable to common shareholders	(670,618)	(72,116)	1,504,511	2,041,889	2,803,666
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$0.01	$0.01	$0.01
Weighted average shares outstanding (basic)	274,497,647	277,082,261	279,143,996	281,298,128	277,997,077

	As Reported
Quarter ended	6/30/2007	9/30/2007	12/31/2007
Revenues	$1,304,634	$2,419,781	$1,253,247
Gross profit	246,115	597,398	396,351
Loss for the period	(593,406)	(157,740)	(397,371)
Operating loss	(505,294)	(90,532)	(331,246)
Loss attributable to common shareholders	(620,631)	(185,265)	(424,596)
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic)	244,411,088	246,361,041	249,097,860

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2009

		As Restated (*)
Quarter ended	6/30/2007	9/30/2007	12/31/2007	3/31/2008	FY 2008
Revenues	$1,304,634	$2,315,781	$1,190,847	$741,359	$5,552,621
Gross profit	246,115	597,398	396,351	304,144	1,544,008
Loss for the period	(593,406)	(157,740)	(397,371)	(570,550)	(1,719,067)
Operating loss	(505,294)	(90,532)	(331,246)	(515,408)	(1,442,480)
Loss attributable to common shareholders	(620,631)	(185,265)	(424,596)	(570,550)	(1,801,042)
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding (basic)	244,411,088	246,361,041	249,097,860	270,974,359	252,683,865

* As restated applies only to the two fiscal quarters ended September 30, 2007 and December 31, 2007. No other quarter of either fiscal 2008 or 2009 has been restated.