Form 10-Q
period 2009-06-30
E DIGITAL CORP
filed 2009-08-13
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009 a total of 284,834,758 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2009
	and March 31, 2009	3

	Consolidated Statements of Operations for the three
	months ended June 30, 2009 and 2008	4

	Consolidated Statements of Cash Flows for the three
	months ended June 30, 2009 and 2008	5

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	March 31,
	(Unaudited)	2009
	$	$
ASSETS
Current
Cash and cash equivalents	3,073,779	3,813,990
Accounts receivable	218,539	93,771
Inventory	519,327	517,163
Deposits and prepaid expenses	31,196	26,108
Total current assets	3,842,841	4,451,032
Property, equipment and intangibles, net of accumulated depreciation
and amortization of $170,506 and $165,449, respectively	21,581	26,638
Total assets	3,864,422	4,477,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	356,820	202,900
Accrued and other liabilities	385,958	589,814
Current maturity of convertible term note, net of $2,489 and $6,141 of debt discount	241,112	381,093
Total current liabilities	983,890	1,173,807
Deferred revenue - long term	8,000	24,000
Total long-term liabilities	8,000	24,000
Total liabilities	991,890	1,197,807

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: 75,000 and 75,000 issued and outstanding, respectively
Liquidation preference of $787,808 and $778,459, respectively	653,587	610,774
Common stock, $0.001 par value, authorized 350,000,000,
283,320,838 and 282,124,564 shares issued and outstanding, respectively	283,321	282,125
Additional paid-in capital	81,652,302	81,534,566
Accumulated deficit	(79,716,678)	(79,147,602)
Total stockholders' equity	2,872,532	3,279,863

Total liabilities and stockholders' equity	3,864,422	4,477,670

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30
	2009	2008
Revenues:	$	$
Products	14,075	234,298
Services	208,955	143,429
Patent license	-	-
	223,030	377,727

Cost of revenues:
Products	49,004	193,484
Services	71,974	70,186
Patent license	-	-
	120,978	263,670
Gross profit	102,052	114,057

Operating expenses:
Selling and administrative	576,672	538,895
Research and related expenditures	79,581	146,651
Total operating expenses	656,253	685,546

Operating loss	(554,201)	(571,489)

Other income (expense):
Interest and other income	-	5,055
Interest expense	(10,047)	(48,594)
Warrant and other finance expenses	(4,828)	(54,179)
Other expense	(14,875)	(97,718)

Loss before provision for income taxes	(569,076)	(669,207)
Provision for income taxes	-	-
Loss for the period	(569,076)	(669,207)
Accrued and deemed dividends on preferred stock	(42,813)	(1,411)
Loss attributable to common stockholders	(611,889)	(670,618)
Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	282,507,374	274,497,647

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the three months ended
	June 30
	2009	2008
	$	$
OPERATING ACTIVITIES
Loss for the period	(569,076)	(669,207)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	5,057	4,280
Accretion related to promissory notes	3,652	13,016
Warrant modification and warrant derivative revaluation	-	50,759
Interest paid with common stock	6,367	14,155
Warranty provision	11,872	10,080
Stock-based compensation	11,745	14,721
Changes in assets and liabilities:
Accounts receivable, trade	(124,768)	70,675
Inventories	(2,164)	(56,663)
Prepaid expenses and other	(5,088)	(1,356)
Accounts payable, trade	153,920	284,327
Accrued and other liabilities	(193,080)	(48,721)
Accrued employee benefits	(21,168)	5,128
Warranty reserve	(9,889)	(15,996)
Deferred revenue	(7,591)	(9,500)
Cash used in operating activities	(740,211)	(334,302)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	340,000
Proceeds from sale of preferred stock	-	700,000
Payments on secured promissory note	-	(50,000)
Proceeds from unsecured promissory note	-	40,000
Cash provided by financing activities	-	1,030,000
Net increase (decrease) in cash and cash equivalents	(740,211)	695,698
Cash and cash equivalents, beginning of period	3,813,990	122,116
Cash and cash equivalents, end of period	3,073,779	817,814

Supplemental disclosures of cash flow information:
Cash paid for interest	28	20,250
Cash paid for taxes	160,000	-
Supplemental schedule of noncash investing and financing activities:
Accounts payable exchanged for preferred stock	-	50,000
Accrued and deemed dividends on preferred stock	42,813	1,411
Term note payments paid in common stock	150,000	90,000
Financing fees paid in common stock	-	4,800

See accompanying notes to consolidated financial statements

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

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2009, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2009 filed on Form 10-K.

Going Concern
Until the fiscal year ended March 31, 2009 (fiscal 2009), the Company incurred significant losses and negative cash flow from operations and has an accumulated deficit of $79,716,678 at June 30, 2009. The Company’s profitability for the prior year resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, the Company could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Estimates
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

2. RECENT ACCOUNTING PRONOUNCEMENTS
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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 are applied prospectively upon adoption except for the presentation and disclosure requirements which are applied retrospectively. The Company has no non-controlling interests and accordingly the adoption of SFAS 160 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently has no derivatives or hedging activities and the adoption of SFAS 161on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not have any such collaborative arrangements and the adoption of EITF Issue No. 07-1 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (“EITF 07-5”), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.  The Company evaluated its various convertible securities and determined that no change in accounting was required related to this EITF at April 1, 2009 or for the period ended June 30, 2009.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB staff position FAS No. 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This Statement became effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this Statement did not have a material impact on the Company’s consolidated financial position, results of operation or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for fiscal years and interim periods ending after June 15, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements. (See Note 14).

In June 2009, the FASB confirmed that the FASB Accounting Standards Codification (the "Codification") will become the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force ("EITF"), and related literature. After that date, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the second quarter of fiscal 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission are not expected by management to have a material impact on future consolidated financial statements.

3. LOSS PER SHARE
Stock options, warrants and convertible preferred stock and debt exercisable into 26,572,157 shares and 29,975,052 of common stock were outstanding as at June 30, 2009 and 2008, respectively. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings per share in future periods.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	June 30,	March 31,
	2009	2009
	$	$
Raw materials	45,504	35,330
Work in process	313,800	316,734
Finished goods	160,023	165,099
	519,327	517,163

5. STOCK-BASED COMPENSATION COSTS
The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R) “Share-Based Payment”(“SFAS 123R”). SFAS 123R requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under SFAS 123R, the Company estimates forfeitures for stock-based awards that are not expected to vest. The Company recorded stock-based compensation of $11,745 and $14,721 as selling and administrative costs during the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009 total estimated compensation cost of stock options granted but not yet vested was $27,547 and is expected to be recognized over the weighted average period of 1.3 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-month periods ended June 30, 2009 and 2008 (annualized percentages). No options were granted for the most recent period.

	Three Months Ended
	June 30,
	2009	2008
Volatility	-	70.5%
Risk-free interest rate	-	2.5%
Forfeiture rate	-	0.0%
Dividend yield	-	0.0%
Expected life in years	-	3.5
Weighted-average fair value of options granted	-	$0.06

See Note 8 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

Three Months Ended June 30,	2009	2008
	$	$
Beginning balance	14,155	109,138
Warranty provision	11,872	10,080
Warranty deductions	(9,889)	(15,996)
Ending balance	16,138	103,222

7. PROMISSORY NOTE
The Company has the option, subject to certain limitations, to elect to make monthly $50,000 installment payments on the 7.5% Convertible Subordinated Term Note either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Payments must be paid in cash if the computed average price is less than $0.10 per share. During the three months ended June 30, 2009 the Company made the three monthly installment payments aggregating $150,000 through the issuance of 1,196,274 shares of common stock. Subsequent to June 30, 2009 the Company made the July 2009 note payment through the issuance of 458,715 shares of common stock.

8. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2009:

	Preferred stock	Common stock		Additional	Accumulated
	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, March 31, 2009	610,774	282,124,564	282,125	81,534,566	(79,147,602)	3,279,863
Dividends on Series AA preferred stock	9,349	-	-	(9,349)	-	-
Accretion of discount on Series AA preferred stock	33,464	-	-	(33,464)	-	-
Shares issued for term debt payments	-	1,196,274	1,196	148,804	-	150,000
Stock-based compensation	-	-	-	11,745	-	11,745
Loss and comprehensive loss	-	-	-	-	(569,076)	(569,076)
Balance, June 30, 2009	653,587	283,320,838	283,321	81,652,302	(79,716,678)	2,872,532

Options
The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2009	8,050,500	0.16
Granted	-
Exercised	-
Canceled/expired	-
Outstanding June 30, 2009	8,050,500	0.16	4,000
Exercisable at June 30, 2009	6,829,665	0.16	1,333

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.28 and expire over the period from 2009 to 2013.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2009 of $0.115 and excludes the impact of options that were not in-the-money.

Share warrants
No warrants were issued and none were cancelled, expired or exercised during the three months ended June 30, 2009. The Company has outstanding share warrants as of June 30, 2009, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrants	2,331,572	0.15	August 31, 2009
Warrants	7,500,000	0.10	June 30, 2011
	9,831,572

9. PREFERRED STOCK
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

The loss attributable to common stockholders was increased by accrued and deemed dividends on the Series AA Stock  during the three months ended June 30, 2009 and 2008 of $42,813 and $1,411, respectively.

Subsequent to June 30, 2009 the Company issued 1,055,205 shares of common stock upon the conversion of 10,000 shares of Series AA Stock.

10. FAIR VALUE MEASUREMENTS
The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities and convertible term debt approximate their fair values due to the short-term maturities of these instruments.

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

As of June 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with SFAS 157 at June 30, 2009:

	Fair Value Measurement as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	3,073,779	3,073,779	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis. The Company had no licensing revenues or expenses for the three months ended June 30, 2009 or 2008.

Our reportable segment information for the three months ended June 30, 2009 and 2008 is as follows:

Three months ended June 30,	2009	2008
	$	$
REVENUES:
Products and services	223,030	377,727
Patent licensing	-	-
Total revenue	223,030	377,727

GROSS PROFIT:
Products and services	102,052	114,057
Patent licensing	-	-
Total gross profit	102,052	114,057

RECONCILIATION:
Total segment gross profit	102,052	114,057
Operating expenses	(656,253)	(685,546)
Other income (expense)	(14,875)	(97,718)
Income (loss) before provision for income taxes	(569,076)	(669,207)

The Company does not have significant assets employed in the patent license segment and does not track capital expenditures or assets by reportable segment. Consequently it is not practical to show this information.

Revenue by geographic region is determined based on the location of the Company’s direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee’s home domicile. All revenues were international revenues for the three months ended June 30, 2009 and 2008. Revenues from three customers comprised 35%, 24% and 12% of revenue for the three months ended June 30, 2009. Sales to three customer comprised 52%, 16% and 11% of revenue for the three months ended June 30, 2008.

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

The bulk of the bench trial related to digEcor’s claims for breaches of three contracts and associated damages, and one claim for injunctive relief was completed in May 2009 followed by the parties filing Proposed Findings of Fact and Conclusions of Law and final arguments in July 2009. The Company presented multiple substantive defenses at trial and is awaiting the final findings and decision by the Court. There can be no assurance the Company will prevail. The Court’s prior rulings and final verdict may also be subject to appeal by either party. The Company is unable to determine at this time the impact this complaint and matter may have on its financial position or results of operations. The Company has an accrual of $80,000 related to a deposit made by digEcor and at March 31, 2009 accrued an additional $100,000 as an estimate of its obligation related to the remaining general damage claim based on a settlement offer made by the Company. The Company intends to seek restitution from Maycom for any damages it may incur. Recovery from Maycom is not assured.

Intellectual Property Litigation
In September 2007 and March 2008, the Company filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of the Company's U.S. patents covering the use of flash memory technology. These patents are part of the Company’s Flash-R patent portfolio. By March 31, 2009 the Company had licensed and settled the litigation with six of the manufacturers and suspended the complaint against one defendant currently in bankruptcy. Litigation is still pending against one remaining defendant. The Company intends to pursue its claims vigorously. Although most fees, costs and expenses of the litigation are covered under the Company’s arrangement with Duane Morris LLP as described below, the Company may incur support and related expenses for this litigation that may become material.

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

Contract Manufacturers and Suppliers
At June 30, 2009 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $158,000 of future deliveries.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $6,159 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $160,700 at June 30, 2009.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at June 30, 2009 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account. Effective October 14, 2008, Federal Deposit Insurance Corporation deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009.

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

13. INCOME TAXES
There is no income tax provision for the three months ended June 30, 2009 or 2008 due to net operating losses for which there is no benefit currently available.

At June 30, 2009, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized. In spite of state NOLs the Company may be subject to California state taxes during fiscal 2010 if it generates sufficient taxable income due to the California suspension of the net operating loss (“NOL”) carryforwards to the 2008 and 2009 tax years.

14. SUBSEQUENT EVENTS

The subsequent events have been evaluated through August 13, 2009, which was the date the Financial Statements were issued (see notes 7, 9 and 12).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2009.

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

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties who we believe may be infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. In September 2007 and March 2008 we filed a first tranche of patent infringement litigation against eight defendants. In September 2008 we recorded our first patent license revenue and recognized additional license revenue through the fiscal year ended March 31, 2009. We recognized no patent revenue in the first quarter ended June 30, 2009. We anticipate bringing additional patent enforcement actions in the current fiscal year and while we expect additional patent licenses in future periods there can be no assurance of the timing or amounts of any related license revenue.

Our business is high risk in nature. There can be no assurance we can achieve sufficient eVU or patent license revenues to sustain profitability. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends
Until the fiscal year ended March 31, 2009 (fiscal 2009), we incurred significant losses and negative cash flow from operations. Our fiscal 2009 profitability resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

eVU sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We are aggressively pursuing new business but our results will be dependent on the timing and quantity of eVU orders and any additional patent licenses. We seek to expand and diversify our customer base both in the IFE space and other markets. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations.

For the three months ended June 30, 2009 we recognized a net loss of $569,076 compared to a net loss of $669,207 for the comparable period of the prior fiscal year. Our revenues were $223,030 for the first three months of fiscal 2010 compared to $377,727 for the prior year’s first three months. We recognized no patent license revenue in either period. We reported reduced operating expenses of $656,253 in the first quarter compared to $685,546 in the comparable period prior in spite of an increase of $157,000 in legal fees primarily related to litigation.

Exclusive of litigation costs our monthly cash operating costs average approximately $150,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development.

Critical Accounting Policies
We have identified a number of accounting policies as critical to our business operations and the understanding of our results of operations. These are described in our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended March 31, 2009. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Results of Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

	Three Months Ended June 30,
	2009		2008
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	14,075	6%	234,298	62%	(220,223)	(94)%
Services	208,955	94%	143,429	38%	65,526	46%
Patent license	-	0%	-	0%	-
	223,030	100%	377,727	100%	(154,697)	(41)%
Gross Profit:
Product gross profit	(34,929)	(16)%	40,814	11%	(75,743)	(186)%
Service gross profit	136,981	61%	73,243	19%	63,738	87%
Patent license	-	0%	-	0%	-
	102,052	46%	114,057	30%	(12,005)	(11)%
Operating Expenses:
Selling and administrative	576,672	259%	538,895	143%	37,777	7%
Research and related	79,581	36%	146,651	39%	(67,070)	(46)%
	656,253	294%	685,546	181%	(29,293)	(4)%
Other expenses	(14,875)	(7)%	(97,718)	(26)%	82,843	(85)%

Loss before provision for income taxes	(569,076)	(255)%	(669,207)	(177)%	100,131	(15)%

Loss before provision for income taxes
We reported a net loss before income taxes of $569,076 for the three months ended June 30, 2009 compared to a net loss of $669,207 for the comparable period of the prior year. The $100,131 improvement was the result of reduced operating and other expenses that offset a decline in eVU product and service revenues and related gross profit.

Revenues
Revenues of $223,030 in the first quarter of fiscal 2010 compared to $377,727 for the comparable prior period. The revenue mix was significantly different each period. During the prior year’s first quarter revenues consisted of $234,298 from selling eVU players and related equipment for use by airline customers and $143,429 from service revenues for content and support services. Recent eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. Our most recent quarter’s revenues consisted of $14,075 of eVU product and $208,955 of service revenues. Our service revenues have grown as result of prior year customer additions but as service arrangements and terms vary with each customer there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year. We are pursuing new business but our results will continue to be dependent on the timing and quantity of eVU orders or the timing of any patent licensing arrangements.

Gross Profit
Gross profit for the first quarter of fiscal 2010 was $102,052 or 46% of revenues.  The gross profit for the prior year’s first quarter was $114,057 or 30% of revenues. The improved gross profit percentage resulted from higher margin service revenues partially offset by a loss on very limited product revenues due to related overhead absorption. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for patent licensing the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the three months ended June 30, 2009, were $576,672 compared to $538,895 for the first quarter of the prior year. While most cost categories were comparable we have experienced an increase in litigation related legal expenses of $157,000, offset by a $78,000 reduction in staffing costs due to reduced personnel.

Research and related expenditures for the three months ended June 30, 2009 were $79,581, compared to $146,651 for the three months ended June 30, 2008. The decrease resulted from reduced personnel costs of $48,000 and outside engineering costs of $15,000.

Other Income (Expenses)
Net other expenses of $14,875 for the first quarter of fiscal 2010 included $10,047 of interest expense ($10,019 of noncash interest). Net other expenses for the first quarter of the prior year of $97,718 included other income of $5,055 primarily from foreign exchange gains and other expenses including interest of $48,594 ($28,344 was non-cash interest) and $50,759 from revaluation of a warrant derivative liability.

Provision for Income Taxes
There was no income tax provision or benefit for the first quarter of fiscal 2010 or 2009 due to net losses.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders for the most recent first quarter included the net loss after taxes of $569,076 increased by accrued  and deemed dividends on convertible preferred stock of $42,813 or a net loss attributable to common stockholders of $611,889. The net loss after tax for the prior comparable first quarter was $669,207 increased by accrued and deemed dividends of $1,411 for a net loss attributable to common stockholders of $670,618.

Liquidity and Capital Resources
At June 30, 2009, we had working capital of $2,858,951 compared to a working capital of $3,277,225 at March 31, 2009. At June 30, 2009 we had cash on hand of $3,073,779.

Operating Activities
Cash used in operating activities was $740,211 for the three months ended June 30, 2009. Cash used in operating activities included the net loss of $569,076 reduced by net non-cash expenses of $38,693. Major components also providing operating cash was an increase of $153,920 in accounts payable. Major components using operating cash included an increase of $124,768 in accounts receivable and a $193,080 reduction in accrued and other liabilities. This reduction included payment of $157,500 accrued at March 31, 2009 for California state income taxes due to the suspension of state NOLs.

Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days.

Cash used in operating activities during the three months ended June 30, 2008 was $334,302 resulting from the $669,207 net loss offset by a $284,327 increase in accounts payable. Individual working capital components can change dramatically from period to period due to timing of sales and shipments and corresponding receivable, inventory and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities
The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities
For the three months ended June 30, 2009 we had no financing activities. For the three months ended June 30, 2008, cash provided by financing activities was $1,030,000. This included $340,000 from the sale of common stock and $700,000 cash from the sale of preferred stock. We reduced our secured note balance by $50,000 and obtained $40,000 in July 2008 from a new one-year note.

Debt and Other Commitments
We currently have unsecured convertible term debt with a principal amount of $243,601. Our plans are to make future principal and interest payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan. Aggregate principal and interest payments due to mature in November 2009 are $248,165 with the July and August 2009 payments of $50,000 each paid in shares of common stock rather than cash.

At June 30, 2009 we were committed to approximately $158,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

We are also committed for our office lease as more fully described in our interim consolidated financial statements.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at June 30, 2009 and (a) current planned expenditures and level of operation, and (b) no cash debt service (assuming convertible term debt payments are made in shares of common stock) we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2009, our President and CEO (“Principal Executive Officer” or “PEO”) and Interim Chief Accounting Officer (“Principal Financial Officer” or “PFO”) have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of March 31, 2009, there was a material weakness in our internal control over financial reporting: the lack of independent oversight by an audit committee of independent members of the Board of Directors. In light of this material weakness, management concluded that, as of March 31, 2009, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that with certain management oversight controls that are in place, the risks associated with the lack of independent audit committee oversight is not sufficient to justify the costs of adding additional directors and independent audit committee members at this time. Management will periodically reevaluate this situation. If we secure sufficient capital or sustain our improved operating results it is our intention to change the composition and/or size of the Board of Directors with emphasis on recruiting qualified independent audit committee members.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended June 30, 2009.

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

The bulk of the bench trial related to digEcor’s claims for breaches of three contracts and associated damages, and one claim for injunctive relief was completed in May 2009 followed by the parties filing Proposed Findings of Fact and Conclusions of Law and final arguments in July 2009. We presented multiple substantive defenses at trial and are awaiting the final findings and decision by the Court. There can be no assurance we will prevail. The Court’s prior rulings and final verdict may also be subject to appeal by either party. We are unable to determine at this time the impact this complaint and matter may have on our financial position or results of operations. We have an accrual of $80,000 related to a deposit made by digEcor and at March 31, 2009 accrued an additional $100,000 as an estimate of our obligation related to the remaining general damage claim based on a settlement offer made by us. We intend to seek restitution from Maycom for any damages we may incur. Recovery from Maycom is not assured.

Intellectual Property Litigation
In September 2007 and March 2008, we filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. By March 31, 2009 we had licensed and settled the litigation with six of the manufacturers and suspended the complaint against one defendant currently in bankruptcy. Litigation is still pending against one remaining defendant. We intend to pursue our claims vigorously. Although most fees, costs and expenses of the litigation are covered under our arrangement with Duane Morris LLP, we may incur support and related expenses for this litigation that may become material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following common shares were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

•
On April 30, 2009 the Company issued 377,358 shares of common stock to Davric Corporation in consideration of a $50,000 monthly payment on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On May 29, 2009 the Company issued 369,276 shares of common stock to Davric Corporation in consideration of a $50,000 monthly payment on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On June 30, 2009 the Company issued 449,640 shares of common stock to Davric Corporation in consideration of a $50,000 monthly payment on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

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

e.DIGITAL CORPORATION

Date: August 13, 2009	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer
(Principal Accounting and Financial Officer and duly authorized to sign on behalf of the Registrant)