Form 10-Q
period 2009-09-30
E DIGITAL CORP
filed 2009-11-16
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 9, 2009 a total of 286,950,900 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	March 31,
	(Unaudited)	2009
	$	$
ASSETS
Current
Cash and cash equivalents	2,616,717	3,813,990
Accounts receivable	1,436,713	93,771
Inventory	507,994	517,163
Deposits and prepaid expenses	24,755	26,108
Total current assets	4,586,179	4,451,032
Property, equipment and intangibles, net of accumulated depreciation
and amortization of $174,851 and $165,449, respectively	17,236	26,638
Total assets	4,603,415	4,477,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	187,693	202,900
Accrued and other liabilities	941,324	589,814
Current maturity of convertible term note, net of $358 and $6,141 of debt discount	96,899	381,093
Total current liabilities	1,225,916	1,173,807
Deferred revenue - long term	-	24,000
Total long-term liabilities	-	24,000
Total liabilities	1,225,916	1,197,807

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: 65,000 and 75,000 issued and outstanding, respectively
Liquidation preference of $690,959 and $778,459, respectively	603,954	610,774
Common stock, $0.001 par value, authorized 350,000,000,
285,588,372 and 282,124,564 shares issued and outstanding, respectively	285,588	282,125
Additional paid-in capital	81,856,249	81,534,566
Accumulated deficit	(79,368,292)	(79,147,602)
Total stockholders' equity	3,377,499	3,279,863

Total liabilities and stockholders' equity	4,603,415	4,477,670

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
Revenues:
Products	43,440	1,683	57,515	235,981
Services	218,827	172,747	427,782	316,176
Patent license	1,250,000	1,600,000	1,250,000	1,600,000
Total revenues	1,512,267	1,774,430	1,735,297	2,152,157

Cost of revenues:
Products	27,789	13,975	76,793	207,459
Services	104,834	42,022	176,808	112,208
Patent license	443,000	561,326	443,000	561,326
Total cost of revenues	575,623	617,323	696,601	880,993
Gross profit	936,644	1,157,107	1,038,696	1,271,164

Operating expenses:
Selling and administrative	250,741	627,497	827,413	1,166,392
Research and related expenditures	126,749	129,099	206,330	275,750
Total operating expenses	377,490	756,596	1,033,743	1,442,142

Operating income (loss)	559,154	400,511	4,953	(170,978)

Other income (expense):
Interest and other income	-	678	-	5,733
Interest expense	(5,787)	(42,114)	(15,834)	(90,708)
Warrant and finance (expense) income	1,269	(123,908)	(3,559)	(178,087)
Other expense	(4,518)	(165,344)	(19,393)	(263,062)

Income (loss) before provision for income taxes	554,636	235,167	(14,440)	(434,040)
Provision for income taxes	(206,250)	(264,000)	(206,250)	(264,000)
Income (loss) for the period	348,386	(28,833)	(220,690)	(698,040)
Accrued and deemed dividends on preferred stock	(55,888)	(43,283)	(98,701)	(44,694)
Income (loss) attributable to common stockholders	292,498	(72,116)	(319,391)	(742,734)
Income (loss) per common share - basic and diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding
Basic	284,407,839	277,082,261	283,462,799	275,797,016
Diluted	286,048,464	277,082,261	283,462,799	275,797,016

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the six months ended
	September 30
	2009	2008
	$	$
OPERATING ACTIVITIES
Loss for the period	(220,690)	(698,040)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	9,402	8,228
Accretion related to promissory notes	5,783	23,180
Warrant modification and warrant derivative revaluation	-	174,667
Interest paid with common stock	10,023	22,477
Warranty provision	8,466	(35,600)
Stock-based compensation	18,326	32,257
Changes in assets and liabilities:
Accounts receivable, trade	(1,342,942)	(1,584,784)
Inventories	9,169	(62,324)
Prepaid expenses and other	1,353	(3,935)
Accounts payable, trade	(15,207)	794,356
Accrued and other liabilities	306,470	(53,353)
Accrued employee benefits	(5,934)	(18,543)
Customer deposits	-	54,900
Accrued income taxes	48,750	264,000
Warranty reserve	(17,262)	(39,663)
Deferred revenue	(12,980)	(27,000)
Cash used in operating activities	(1,197,273)	(1,149,177)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	500,000
Proceeds from sale of preferred stock	-	700,000
Payment on convertible term note	-	(25,599)
Payments on secured promissory note	-	(50,000)
Proceeds from unsecured promissory note	-	40,000
Cash provided by financing activities	-	1,164,401
Net increase (decrease) in cash and cash equivalents	(1,197,273)	15,224
Cash and cash equivalents, beginning of period	3,813,990	122,116
Cash and cash equivalents, end of period	2,616,717	137,340

Supplemental disclosures of cash flow information:
Cash paid for interest	28	45,051
Cash paid for taxes	160,000	-
Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of preferred stock	105,521	-
Accounts payable exchanged for preferred stock	-	50,000
Accrued and deemed dividends on preferred stock	98,701	44,694
Term note payments paid in common stock	300,000	120,000
Financing fees paid in common stock	-	9,800
Warrant derivative liability reclassified to equity	-	132,315

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

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2009, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2009 filed on Form 10-K.

Going Concern
Until the fiscal year ended March 31, 2009 (fiscal 2009), the Company incurred significant losses and negative cash flow from operations and has an accumulated deficit of $79,368,292 at September 30, 2009. The Company’s profitability for the prior year resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, the Company could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, that are of significance, or potential significance to the Company.

Adopted Accounting Pronouncements
Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three accounting standard updates that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities established in ASC 820, Fair Value Measurements and Disclosures. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have any impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective April 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805 the update requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. For the Company, this accounting update was effective on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009. Since the Company is not contemplating any business combinations it does not presently expect any impact of adoption on its consolidated financial statements.

ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65”) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for our fiscal years beginning after December 15, 2008. The provisions of are applied prospectively upon adoption except for the presentation and disclosure requirements that are applied retrospectively. The Company has no non-controlling interests and accordingly the adoption on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The Company currently has no derivatives or hedging activities and the adoption on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

ASC 808, Collaborative Arrangements provides guidance for income statement presentation, classification, and disclosures related to collaborative arrangements. The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The guidance requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. ASC 808 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company does not have any such collaborative arrangements and the adoption of ASC 808 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued ASC 850-15-5, Evaluating Whether an Instrument Involving a Contingency Is Considered Indexed to an Entity's Own Stock.  ASC 850-15-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the first part of the scope exception in ASC 815-10-15-74(a), and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.  The Company evaluated its various convertible securities and determined that no change in accounting was required related to this pronouncement at April 1, 2009 or for the period ended September 30, 2009.

New Accounting Pronouncements
In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

3. INCOME (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The income attributable to common stockholders was reduced by and the loss to common stockholders increased by accrued and deemed dividends on preferred stock during the three and six months ended September 30, 2009 of $55,888 and $98,701, respectively (three and six months ended September 30, 2008 by $43,283 and $44,694, respectively). Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible preferred stock, stock options, warrants and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic
Income (loss) attributable to common stockholders	$292,498	$(72,116)	$(319,391)	$(742,734)
Weighted average common shares outstanding (basic)	284,407,839	277,082,261	283,462,799	275,797,016
Basic income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Diluted
Income (loss) attributable to common stockholders	$292,498	$(72,116)	$(319,391)	$(742,734)
Plus:
Accrued and deemed dividends on preferred stock (1)	-	-	-	-
Income (loss) for diluted	$292,498	$(72,116)	$(319,391)	$(742,734)
Common and potential common shares:
Weighted average common shares outstanding	284,407,839	277,082,261	283,462,799	275,797,016
Assumed exercise of options and warrants	1,640,625	-	-	-
Common and potential common shares (1)	286,048,464	277,082,261	283,462,799	275,797,016
Diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	14,269,281	29,911,984	21,769,281	29,911,984

(1) The convertible preferred stock and convertible term note were antidilutive for the respective periods.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	September 30,	March 31,
	2009	2009
	$	$
Raw materials	133,591	140,544
Work in process	27,514	28,335
Finished goods	346,889	348,284
	507,994	517,163

5. STOCK-BASED COMPENSATION COSTS

The Company accounts for stock-based compensation under the provisions of ASC 718, Share-Based Payment and ASC 505-50, Equity-Based Payments to Non-Employees. ASC 718 requires measurement of all employee stock-based awards using a fair-value method and recording of related compensation expense in the consolidated financial statements over the requisite service period. Further, as required under ASC 718, the Company estimates forfeitures for stock-based awards that are not expected to vest. The Company recorded stock-based compensation in its consolidated statements of operations for the relevant periods as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
Research and development	1,037	-	1,037	-
Selling and administrative	5,544	17,536	17,289	32,257
Total stock-based compensation expense	6,581	17,536	18,326	32,257

As of September 30, 2009 total estimated compensation cost of stock options granted but not yet vested was $45,802 and is expected to be recognized over the weighted average period of 1.5 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the six-month periods ended September 30, 2009 and 2008 (annualized percentages).

	Six Months Ended
	September 30,
	2009	2008
Volatility	71%	71%
Risk-free interest rate	1.45%	2.5%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.5	3.5
Weighted-average fair value of options granted	$0.05	$0.05

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

See Note 8 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
Beginning balance	16,138	103,222	14,155	109,138
Warranty provision	(3,406)	(45,680)	8,466	(35,600)
Warranty deductions	(7,373)	(23,667)	(17,262)	(39,663)
Ending balance	5,359	33,875	5,359	33,875

7. PROMISSORY NOTE
The Company has the option, subject to certain limitations, to elect to make monthly $50,000 installment payments on the 7.5% Convertible Subordinated Term Note either in cash or in shares of common stock (“Monthly Installment Shares”). Monthly Installment Shares are valued at the arithmetic average of the closing prices for the last five trading days of the applicable month without discount. Payments must be paid in cash if the computed average price is less than $0.10 per share. During the six months ended September 30, 2009 the Company made the six monthly installment payments aggregating $300,000 through the issuance of 2,408,603 shares of common stock. Subsequent to September 30, 2009 the Company made the October 2009 note payment through the issuance of 296,912 shares of common stock.

8. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2009:

	Preferred stock	Common stock		Additional	Accumulated
	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, March 31, 2009	610,774	282,124,564	282,125	81,534,566	(79,147,602)	3,279,863
Dividends on Series AA preferred stock	18,020	-	-	(18,020)	-	-
Accretion of discount on Series AA preferred
stock	80,681	-	-	(80,681)	-	-
Conversion of Series AA preferred stock	(105,521)	1,055,205	1,055	104,466	-	-
Shares issued for term debt payments	-	2,408,603	2,408	297,592	-	300,000
Stock-based compensation	-	-	-	18,326	-	18,326
Loss and comprehensive loss	-	-	-	-	(220,690)	(220,690)
Balance, September 30, 2009	603,954	285,588,372	285,588	81,856,249	(79,368,292)	3,377,499

Options
The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2009	8,050,500	0.16
Granted	500,000	0.11
Exercised	-
Canceled/expired	(1,515,000)	0.22
Outstanding September 30, 2009	7,035,500	0.14	82,750
Exercisable at September 30, 2009	5,352,165	0.15	36,167

(1)	Options outstanding are exercisable at prices ranging from $0.11 to $0.23 and expire over the period from 2010 to 2013.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2009 of $0.15 and excludes the impact of options that were not in-the-money.

Share warrants
The following table summarizes information on warrant activity during the six months ended September 30, 2009:

	Number	Average Purchase Price Per Share $
Shares purchasable under outstanding warrants at March 31, 2009	9,831,572	0.11
Stock purchase warrants exercised	-
Stock purchase warrants expired	(2,331,572)	0.15
Shares purchasable under outstanding warrants at September 30, 2009	7,500,000	0.10

The Company has outstanding share warrants as of September 30, 2009, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date

Warrants	7,500,000	0.10	June 30, 2011

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

The income attributable to common stockholders was reduced by and the loss to common stockholders increased by accrued and deemed dividends on preferred stock during the three and six months ended September 30, 2009 of $55,888 and $98,701, respectively (three and six months ended September 30, 2008 by $43,283 and $44,694, respectively).

During the six months ended September 30, 2009 the Company issued 1,055,205 shares of common stock upon the conversion of 10,000 shares of Series AA Stock and accordingly 65,000 shares of Series AA Stock were outstanding at September 30, 2009. Subsequent to September 30, 2009 the Company issued 1,065,616 shares of common stock upon the conversion of 10,000 shares of Series AA Stock.

10. FAIR VALUE MEASUREMENTS
The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable, accrued liabilities and convertible term debt approximate their fair values due to the short-term maturities of these instruments.

On April 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

ASC 820 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The first two inputs are considered observable and the last unobservable, that may be used to measure fair value and include the following:
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

As of September 30, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at September 30, 2009:

	Fair Value Measurement as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	2,616,717	2,616,717	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

11. SEGMENT INFORMATION
ASC 280 Segment Reporting provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company has two operating segments: (1) products and services and (2) patent licensing. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing consists of intellectual property revenues from the Flash-R patent portfolio.

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Our reportable segment information for the three and six months ended September 30, 2009 and 2008 is as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
REVENUES:
Products and services	262,267	174,430	485,297	552,157
Patent licensing	1,250,000	1,600,000	1,250,000	1,600,000
Total revenue	1,512,267	1,774,430	1,735,297	2,152,157

GROSS PROFIT:
Products and services	129,644	118,433	231,696	232,490
Patent licensing	807,000	1,038,674	807,000	1,038,674
Total gross profit	936,644	1,157,107	1,038,696	1,271,164

RECONCILIATION:
Total segment gross profit	936,644	1,157,107	1,038,696	1,271,164
Operating expenses	(377,490)	(756,596)	(1,033,743)	(1,442,142)
Other expense	(4,518)	(165,344)	(19,393)	(263,062)
Income (loss) before income taxes	554,636	235,167	(14,440)	(434,040)

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2009	2008	2009	2008
	$	$	$	$
United States	1,250,000	1,600,000	1,250,000	1,600,000
International	262,267	174,430	485,297	552,157
Total revenue	1,512,267	1,774,430	1,735,297	2,152,157

Sales to two customers comprised 72% and 12% of revenue for the six months ended September 30, 2009. Sales to two customers comprised 74% and 10% of revenue for the six months ended September 30, 2008. Accounts receivable from one customer comprised 87% of net accounts receivable at September 30, 2009 and one customer accounted for 91% of net accounts receivable at September 30, 2008.

12. COMMITMENTS AND CONTINGENCIES

Legal Matters

Business Litigation
In May 2006, the Company announced that a complaint had been filed against it and certain of its officers and employees by digEcor, Inc. (“digEcor”) in the Third Judicial District Court of Utah, County of Salt Lake (the “Court”). In January 2007, March 2009 and April 2009 the Court ruled on certain motions of the parties substantially limiting the issues for trial and each party voluntarily dismissed additional claims and specific defendants.  In its rulings, the Court dismissed digEcor's unjust enrichment, fraud, negligent misrepresentation, tortious interference, non-competition, punitive damage and certain unfair competition claims. The bulk of the bench trial related to digEcor’s claims for breaches of three contracts and associated damages, and one claim for injunctive relief was completed in May 2009 followed by the parties filing Proposed Findings of Fact and Conclusions of Law and final arguments in July 2009.

On September 14, 2009, the Company announced that the Court ruled in favor of the Company by dismissing all remaining claims with prejudice and ordering that digEcor recover no damages or injunctive relief. Specifically, the Court dismissed digEcor's claims for breach of a November 2005 Purchase Order between the parties, breach of a digital rights management (“DRM”) Agreement, and breach of an October 22, 2002 Product Agreement. All claims were dismissed "with prejudice and on the merits." The Court also declined to grant digEcor any injunctive relief in connection with the DRM-related claim.  The Court’s ruling and prior rulings may be subject to future appeal by either party.

At September 30, 2009 the Company had an accrual of $80,000 related to a deposit for batteries made by digEcor.

On November 13, 2009 the Company entered into a settlement agreement ending the digEcor litigation with digEcor agreeing to waive any right to appeal the Court’s rulings and orders in favor of the Company and the Company withdrawing its applications for costs of suit. The agreement also reduced and settled the judgment (related to batteries) to $60,000. The agreement included standard mutual release of claims and covenants not to sue.

Intellectual Property Litigation
In September 2007 and March 2008, the Company filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of the Company's U.S. patents covering the use of flash memory technology. These patents are part of the Company’s Flash-R patent portfolio. By September 30, 2009 the Company had licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant currently in bankruptcy.

Subsequent to September 30, 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory.

Although most fees, costs and expenses of intellectual property litigation are covered under the Company’s arrangement with Duane Morris LLP as described below, the Company may incur support and related expenses for this litigation that may become material.

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

Contract Manufacturers and Suppliers
At September 30, 2009 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $106,000 of future deliveries.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $6,159 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $141,850 at September 30, 2009.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at September 30, 2009 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account. Effective October 14, 2008, Federal Deposit Insurance Corporation deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009.

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

13. INCOME TAXES
During the quarter ended September 30, 2009 the Company provided a tax provision of $206,250 representing foreign taxes for which a credit (a deferred tax asset) may be allowable against future United States taxes subject to certain limitations. At September 30, 2009, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized. In spite of state NOLs the Company may be subject to California state taxes during fiscal 2010 if it generates sufficient taxable income due to the California suspension of the net operating loss (“NOL”) carryforwards for the 2008 and 2009 tax years.

When, and if, the Company can sustain consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses and/or tax credits prior to their expiration, then the valuation allowance can be reduced or eliminated.

14. SUBSEQUENT EVENTS

The subsequent events have been evaluated through November 16, 2009, which was the date the Financial Statements were issued (see notes 7, 9 and 12).

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

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties who we believe may be infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. In September 2007 and March 2008 we filed a first tranche of patent infringement litigation against eight defendants. In September 2008 we recorded our first patent license revenue and by September 30, 2009 we had licensed and settled the litigation with seven of the defendants and suspended the complaint against one defendant currently in bankruptcy. Subsequent to September 30, 2009 we filed a new patent infringement complaint against nineteen additional companies that manufacture devices using flash memory.

We believe the successful licensing of all seven active manufacturers from our first round of patent enforcement actions evidences strength of our fundamental intellectual property. And while we expect additional patent license revenues from the manufacturers in the new complaint and from others in future periods there can be no assurance of the timing or amounts of any related license revenue. A number of factors, many outside our control, affect the amount of each licensing arrangement and the timing of when parties elect to license our intellectual property. These factors include the number and nature of infringing products, estimates of past and future infringement, importance of the infringing technology to the total product, the legal environment surrounding a particular case, estimates of the cost, time and complexity of litigation through trial and possible appeals as well as other factors.

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

eVU sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We are aggressively pursuing new business but our results will be dependent on the timing and quantity of eVU orders and any future patent licenses. We seek to expand and diversify our customer base both in the in-flight entertainment ("IFE") space and other markets. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations.

For the six months ended September 30, 2009 we recognized a net loss before income taxes of $14,440 compared to a net loss before income taxes of $434,040 for the comparable period of the prior fiscal year. Our revenues were $1.74 million for the first six months of fiscal 2010 compared to $2.15 million for the prior year’s first six months. In the prior year’s second quarter we recognized our first patent license revenue of $1.6 million and in our most recent second quarter we recognized $1.25 million of patent license revenue. We are in the early stages of licensing our patents and while we expect additional patent licenses in future periods there can be no assurance of the timing or amounts of any such license revenue. We reported reduced operating expenses of $1,033,743 in the six months ended September 30, 2009 compared to $1,442,142 in the comparable period prior primarily due to reduced staffing and reduced legal fees.

We expect our operating costs to be lower for the balance of fiscal 2010 compared to the prior year. Our monthly cash operating costs average approximately $150,000 per month, excluding litigation costs that should now decline substantially due to the favorable conclusion of business litigation (see Part II – Item 1 – Legal Proceedings below). However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development.

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

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008
	Three Months Ended September 30,
	2009		2008
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	43,440	3%	1,683	0%	41,757	2481%
Services	218,827	14%	172,747	10%	46,080	27%
Patent license	1,250,000	83%	1,600,000	90%	(350,000)	(22)%
	1,512,267	100%	1,774,430	100%	(262,163)	(15)%
Gross Profit:
Product gross profit	15,651	1%	(12,292)	(1)%	27,943	(227)%
Service gross profit	113,993	8%	130,725	7%	(16,732)	(13)%
Patent license	807,000	53%	1,038,674	59%	(231,674)	(22)%
	936,644	62%	1,157,107	65%	(220,463)	(19)%
Operating Expenses:
Selling and administrative	250,741	17%	627,497	35%	(376,756)	(60)%
Research and related	126,749	8%	129,099	8%	(2,350)	(2)%
	377,490	25%	756,596	43%	(379,106)	(50)%
Other expenses	(4,518)	(0)%	(165,344)	(9)%	160,826	(97)%
Income before provision for income taxes	554,636	37%	235,167	13%	319,469	136%

Income before provision for income taxes
We reported income before income taxes of $554,636 for the three months ended September 30, 2009 compared to net income before income taxes of $235,167 for the comparable period of the prior year. The $319,469 improvement was the result of reduced operating and other expenses that more than offset a slight decline in revenues and related gross profit.

Revenues
Revenues of $1,512,267 in the second quarter of fiscal 2010 compared to $1,774,430 for the comparable prior period. Our most recent quarter’s revenues included $1,250,000 of one-time non-recurring patent license revenue compared to $1,600,000 in the prior comparable quarter. Our most recent quarter’s revenues also included $43,440 of eVU product and $218,827 of service revenues. We recently filed a complaint against nineteen additional electronic manufacturers, and while we expect additional patent licenses from these and other companies in future periods, there can be no assurance of the timing or amounts of any future license revenue. Recent eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. Our service revenues have grown as result of prior year customer additions but as service arrangements and terms vary with each customer there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year. We are pursuing new business but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of any patent licensing arrangements.

Gross Profit
Gross profit for the second quarter of fiscal 2010 was $936,644 or 62% of revenues.  The gross profit for the prior year’s second quarter was $1,157,107 or 65% of revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for patent licensing the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the three months ended September 30, 2009, were $250,741 compared to $627,497 for the second quarter of the prior year. The significant $376,756 decrease included $42,700 of reduced staffing costs due to fewer personnel, a $72,000 reduction in shareholder related costs due do the timing of this year's annual meeting scheduled in the third quarter of the current year rather than the second quarter and $265,500 of reduced professional fees primarily due to reduced business litigation costs and the effect of a $100,000 reversal of a legal accrual related to such litigation as a result of the favorable litigation outcome. While we expect to incur costs related to our annual shareholder meeting in the third quarter of this fiscal year, we do not expect them to be as high as the prior year’s second quarter costs primarily due to reduced mailing costs. We expect professional fees in the third and fourth quarter to be less than the prior year due to the conclusion of the business litigation.

Research and related expenditures for the three months ended September 30, 2009 were comparable to the prior year’s second quarter.

Other Income (Expenses)
Net other expenses of $4,518 for the second quarter of fiscal 2010 included $5,787 of noncash interest expense offset by a foreign exchange gain of $1,269. Net other expenses for the second quarter of the prior year of $165,344 included a non-cash financing expense of $177,125 related to a charge for warrant modification, a non-cash $53,217 gain from warrant derivative revaluation reduced by $42,114 of interest expense including $15,471 of non-cash interest.

Provision for Income Taxes
Income tax expense of $206,250 consists of foreign taxes payable on patent license revenue.

Income Attributable to Common Stockholders
The income attributable to common stockholders for the most recent second quarter included the net income after taxes of $348,386 reduced by accrued and deemed dividends on Series AA Stock of $55,888 for a net income attributable to common stockholders of $292,498. The net loss after tax for the prior comparable second quarter was $28,833 increased by accrued and deemed dividends of $43,283 for a net loss attributable to common stockholders of $72,116.

Six months ended September 30, 2009 compared to the six months ended September 30, 2008

	Six Months Ended September 30,
	2009		2008
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	57,515	3%	235,981	11%	(178,466)	(76)%
Service revenues	427,782	25%	316,176	15%	111,606	35%
Patent license	1,250,000	72%	1,600,000	74%	(350,000)	(22)%
	1,735,297	100%	2,152,157	100%	(416,860)	(19)%
Gross Profit:
Product gross profit	(19,278)	(1)%	28,522	1%	(47,800)	(168)%
Service gross profit	250,974	14%	203,968	10%	47,006	23%
Patent license gross profit	807,000	47%	1,038,674	48%	(231,674)	(22)%
	1,038,696	60%	1,271,164	59%	(232,468)	(18)%
Operating Expenses:
Selling and administrative	827,413	48%	1,166,392	54%	(338,979)	(29)%
Research and related	206,330	12%	275,750	13%	(69,420)	(25)%
	1,033,743	60%	1,442,142	67%	(408,399)	(28)%
Other income (expenses)	(19,393)	(1)%	(263,062)	(12)%	243,669	(93)%
Loss before income taxes	(14,440)	(1)%	(434,040)	(20)%	419,600	(97)%

Loss before income taxes
We showed a loss before income taxes of $14,440 for the six months ended September 30, 2009 compared to a loss before income taxes of $434,040 for the comparable period of the prior year. The $419,600 improvement was primarily attributable to reduced operating and other expenses.

Revenues
Revenues of $1,735,297 for the first six months of fiscal 2009 compared to $2,152,157 for the same period of the prior year. The 19% reduction in revenues included reduced product revenues and patent license revenues and increased service revenues. Fiscal 2010 six-month revenues included eVU products and service revenue of $485,297 and patent license revenue of $1,250,000. We recently filed a complaint against nineteen additional electronic manufacturers, and while we expect additional patent licenses from these and other companies in future periods, there can be no assurance of the timing or amounts of any future license revenue. Recent eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. Our service revenues have grown as result of prior year customer additions but as service arrangements and terms vary with each customer there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year. We are pursuing new business but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of any patent licensing arrangements.

Gross Profit
Gross profit for the first six months of fiscal 2010 was $1,038,696 or 60% of revenues. The gross profit for the prior year’s first six months was $1,271,164 or 59% of revenues. The amount and percentage of gross profit margins are highly dependent on revenue mix, prices charged, volume of orders and costs.

Operating Expenses
Selling and administrative costs for the six months ended September 30, 2009, were $827,413 compared to $1,166,392 for the first six months of fiscal 2008. The $338,979 decrease included $119,000 of reduced staffing costs due to fewer personnel, a $72,000 reduction in shareholder related costs due do the timing of this year's annual meeting scheduled for the third quarter rather than the second quarter and $105,000 of reduced professional fees primarily due to reduced business litigation costs and a $100,000 reversal of a legal accrual related to such litigation as a result of the favorable litigation outcome. While we expect to incur costs related to our annual shareholder meeting in the third quarter of this fiscal year, we do not expect them to be as high as the prior year’s second quarter costs primarily due to reduced mailing costs.

Research and related expenditures for the six months ended September 30, 2009 were $206,330, compared to $275,750 for the six months ended September 30, 2008. The decrease included $31,000 primarily from reduced staffing and $38,000 from reduced outside engineering services due to reduced internally funded research projects.

Other Income (Expenses)
Net other expenses of $19,393 for the six months ended September 30, 2009 included interest expense of $15,834 (including $15,806 of noncash interest expense) and foreign exchange loss of $1,059. Net other expense was $263,062 for the six months ended September 30, 2008 included a non-cash financing expense of $177,125 related to a charge for warrant modification and $90,708 of interest expense including $43,815 of non-cash interest.

Provision for Income Taxes
Income tax expense of $206,250 consists of foreign taxes payable on patent license revenue.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders for the six months ended September 30, 2009 included the loss after taxes of $220,690 reduced by accrued and deemed dividends on Series AA Stock of $98,701 or a net loss of $319,391.  The loss attributable to common stockholders for the prior comparable six months included the loss after taxes of $698,040 reduced by accrued and deemed dividends on convertible preferred stock of $44,694 or a net loss of $742,734.

Liquidity and Capital Resources
At September 30, 2009, we had working capital of $3,360,263 compared to a working capital of $3,277,225 at March 31, 2009. At September 30, 2009 we had cash on hand of $2,616,717.

Operating Activities
Cash used in operating activities was $1,197,273 for the six months ended September 30, 2009. Cash used in operating activities included the net loss of $220,690 reduced by net non-cash expenses of $52,000. Major components also providing operating cash was an increase of $48,750 in accrued foreign income taxes and $306,470 in accrued and other liabilities that included a $408,000 increase in accrued legal and professional fees offset by a $100,000 reduction in an accrual for litigation. Major components using operating cash included an increase of $1,342,942 in accounts receivable.

Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days.

Cash used in operating activities during the six months ended September 30, 2008 was $1,149,177 resulting from the $698,040 net loss reduced by net non-cash expenses of $225,209. Major components providing operating cash was an increase of $794,356 in accounts payable and $264,000 in accrued income taxes payable. Major components using operating cash included an increase of $1,584,784 in accounts receivable.

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

Financing Activities
For the six months ended September 30, 2009 we had no financing activities. For the six months ended September 30, 2008, cash provided by financing activities was $1,164,401. This included $500,000 from the sale of common stock and $700,000 cash from the sale of Series AA Stock. We reduced our secured note balance by $50,000, reduced our term note balance by $25,599 and obtained $40,000 in July 2008 from a new one-year note.

Debt and Other Commitments
We currently have unsecured convertible term debt with a principal amount of $97,258. Our plans are to make future principal and interest payments with shares of common stock, subject to maintaining the $0.10 minimum share price and other covenants of the term loan. Aggregate principal and interest payments due to mature in November 2009 are $98,165 with the October payment of $50,000 paid in shares of common stock rather than cash.

At September 30, 2009 we were committed to approximately $106,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at September 30, 2009 and (a) current planned expenditures and level of operation, and (b) no cash debt service (assuming convertible term debt payments are made in shares of common stock) we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2009, our President and CEO (“Principal Executive Officer” or “PEO”) and Interim Chief Accounting Officer (“Principal Financial Officer” or “PFO”) have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2009.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

Business Litigation
In May 2006, we announced that a complaint had been filed against us and certain of our officers and employees by digEcor, Inc. (“digEcor”) in the Third Judicial District Court of Utah, County of Salt Lake (the “Court”). In January 2007, March 2009 and April 2009 the Court ruled on certain motions of the parties substantially limiting the issues for trial and each party voluntarily dismissed additional claims and specific defendants.  In its rulings, the Court dismissed digEcor's unjust enrichment, fraud, negligent misrepresentation, tortious interference, non-competition, punitive damage and certain unfair competition claims. The bulk of the bench trial related to digEcor’s claims for breaches of three contracts and associated damages, and one claim for injunctive relief was completed in May 2009 followed by the parties filing Proposed Findings of Fact and Conclusions of Law and final arguments in July 2009.

On September 14, 2009, we announced that the Court ruled in our favor by dismissing all remaining claims with prejudice and ordering that digEcor recover no damages or injunctive relief. Specifically, the Court dismissed digEcor's claims for breach of a November 2005 Purchase Order between the parties, breach of a DRM Agreement, and breach of an October 22, 2002 Product Agreement. All claims were dismissed "with prejudice and on the merits." The Court also declined to grant digEcor any injunctive relief in connection with the DRM-related claim.  The Court’s ruling and prior rulings may be subject to future appeal by either party.

At September 30, 2009 we had an accrual of $80,000 related to a deposit for batteries made by digEcor.

On November 13, 2009 we entered into a settlement agreement ending the digEcor litigation with digEcor agreeing to waive any right to appeal the Court’s rulings and orders in our favor and our withdrawing applications for costs of suit. The agreement also reduced and settled the judgment (related to batteries) to $60,000. The agreement included standard mutual release of claims and covenants not to sue.

Intellectual Property Litigation
In September 2007 and March 2008, we filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. By September 30, 2009 we had licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant currently in bankruptcy.

Subsequent to September 30, 2009 we filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory.

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

•
On July 31, 2009 the Company issued 458,715 shares of common stock to Davric Corporation in consideration of a $50,000 monthly payment on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On August 5, 2009 the Company issued 1,055,205 shares of common stock upon the conversion of 10,000 shares of Series AA Stock sold for $100,000 cash on June 27, 2008. The shares issued on exchange were issued without restrictive legend in reliance on Rule 144(d).

•
On August 31, 2009 the Company issued 431,034 shares of common stock to Davric Corporation in consideration of a $50,000 monthly payment on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

•
On September 30, 2009 the Company issued 322,580 shares of common stock to Davric Corporation in consideration of a $50,000 monthly payment on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

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

e.DIGITAL CORPORATION

Date: November 16, 2009	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer
(Principal Accounting and Financial Officer
and duly authorized to sign on behalf of the Registrant)