Form 10-Q
period 2009-12-31
E DIGITAL CORP
filed 2010-02-11
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 10, 2010 a total of 286,950,900 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):	3

	Condensed Consolidated Balance Sheets as of December 31, 2009
	and March 31, 2009	3

	Condensed Consolidated Statements of Operations for the three
	and nine months ended December 31, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows for the nine
	months ended December 31, 2009 and 2008	5

	Notes to Interim Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		24

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	March 31,
	(Unaudited)	2009
	$	$
ASSETS
Current
Cash and cash equivalents	2,838,967	3,813,990
Accounts receivable	212,656	93,771
Inventory	427,098	517,163
Deposits and prepaid expenses	19,452	26,108
Total current assets	3,498,173	4,451,032
Property, equipment and intangibles, net of accumulated depreciation and amortization of $179,230 and $165,449, respectively	14,068	26,638
Total assets	3,512,241	4,477,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	100,957	202,900
Accrued and other liabilities	169,733	589,814
Current maturity of convertible term note, net of $-0- and $6,141 of debt discount	-	381,093
Total current liabilities	270,690	1,173,807
Deferred revenue - long term	-	24,000
Total long-term liabilities	-	24,000
Total liabilities	270,690	1,197,807

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: 55,000 and 75,000 issued and outstanding, respectively Liquidation preference of $591,589 and $778,459, respectively	542,779	610,774
Common stock, $0.001 par value, authorized 350,000,000, 286,950,900 and 282,124,564 shares issued and outstanding, respectively	286,951	282,125
Additional paid-in capital	82,095,398	81,534,566
Accumulated deficit	(79,683,577)	(79,147,602)
Total stockholders' equity	3,241,551	3,279,863

Total liabilities and stockholders' equity	3,512,241	4,477,670

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
	$	$	$	$
Revenues:
Products	106,570	120,463	164,085	356,444
Services	177,600	135,570	605,382	451,746
Patent license	-	3,650,000	1,250,000	5,250,000
Total revenues	284,170	3,906,033	2,019,467	6,058,190

Cost of revenues:
Products	96,630	96,334	173,423	303,793
Services	83,188	57,230	259,996	169,438
Patent license	-	1,465,919	443,000	2,027,245
Total cost of revenues	179,818	1,619,483	876,419	2,500,476
Gross profit	104,352	2,286,550	1,143,048	3,557,714

Operating expenses:
Selling and administrative	558,600	576,997	1,386,013	1,743,389
Research and related expenditures	130,163	111,922	336,493	387,672
Total operating expenses	688,763	688,919	1,722,506	2,131,061

Operating income (loss)	(584,411)	1,597,631	(579,458)	1,426,653

Other income (expense):
Interest expense	(1,265)	(38,717)	(17,099)	(129,425)
Other income (expense) - net	32,891	(11,119)	29,332	(183,473)
Other income (expense)	31,626	(49,836)	12,233	(312,898)

Income (loss) before income taxes	(552,785)	1,547,795	(567,225)	1,113,755
Income tax benefit (provision)	237,500	-	31,250	(264,000)
Income (loss) for the period	(315,285)	1,547,795	(535,975)	849,755
Accrued and deemed dividends on preferred stock	(45,387)	(43,284)	(144,088)	(87,978)
Income (loss) attributable to common stockholders	(360,672)	1,504,511	(680,063)	761,777
Income (loss) per common share - basic and diluted	(0.00)	0.01	(0.00)	0.00

Weighted average common shares outstanding
Basic	286,625,653	279,143,996	284,520,917	276,916,733
Diluted	286,625,653	281,454,506	284,520,917	277,912,376

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the nine months ended
	December 31,
	2009	2008
	$	$
OPERATING ACTIVITIES
Income (loss) for the period	(535,975)	849,755
Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	13,781	12,175
Accretion related to promissory notes	6,141	32,632
Warrant modification and warrant derivative revaluation	-	174,667
Interest paid with common stock	10,631	29,500
Warranty provision	9,502	(41,615)
Stock-based compensation	147,663	31,526
Changes in assets and liabilities:
Accounts receivable	(118,885)	(1,963,060)
Inventory	90,065	(26,796)
Deposits and prepaid expenses	6,656	2,959
Accounts payable, trade	(101,943)	(262,760)
Accrued and other liabilities	(217,665)	758,251
Accrued employee benefits	(22,105)	(44,634)
Accrued income taxes	(157,500)	-
Warranty reserve	(18,298)	(43,072)
Deferred revenue	(38,015)	(7,547)
Cash used in operating activities	(925,947)	(498,019)

INVESTING ACTIVITIES
Purchase of equipment	(1,211)	-
Cash used in investing activities	(1,211)	-
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	580,000
Proceeds from sale of preferred stock	-	700,000
Payment on convertible term note	(47,865)	(51,357)
Payments on secured promissory note	-	(150,000)
Proceeds from unsecured promissory note	-	40,000
Cash (used in) provided by financing activities	(47,865)	1,118,643
Net increase (decrease) in cash and cash equivalents	(975,023)	620,624
Cash and cash equivalents, beginning of period	3,813,990	122,116
Cash and cash equivalents, end of period	2,838,967	742,740

Supplemental disclosures of cash flow information:
Cash paid for interest	327	64,893
Cash paid for taxes	368,750	264,000
Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of preferred stock	212,083	-
Accounts payable exchanged for preferred stock	-	50,000
Accrued and deemed dividends on preferred stock	144,088	87,978
Term note payments paid in common stock	350,000	230,000
Financing fees paid in common stock	-	9,800
Warrant derivative liability reclassified to equity	-	132,315

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

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2009, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2009 filed on Form 10-K.

Going Concern
Until the fiscal year ended March 31, 2009 (fiscal 2009), the Company incurred significant losses and negative cash flow from operations and has an accumulated deficit of $79,683,577 at December 31, 2009. The Company’s profitability for the prior year resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, the Company has incurred losses in the current fiscal year to date and could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended December 31, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, that are of significance, or potential significance to the Company.

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

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective April 1, 2009 and elected not to adopt the option available under ASC 825-10-10 to measure any of its other eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as required under generally accepted accounting principles.

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

In June 2008, the FASB issued ASC 850-15-5, Evaluating Whether an Instrument Involving a Contingency Is Considered Indexed to an Entity's Own Stock.  ASC 850-15-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions.  Instruments not indexed to their own stock fail to meet the first part of the scope exception in ASC 815-10-15-74(a), and should be classified as a liability and marked-to-market.  The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings.  The Company evaluated its various convertible securities and determined that no change in accounting was required related to this pronouncement at April 1, 2009 or for the period ended December 31, 2009.

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

3. INCOME (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The income attributable to common stockholders was reduced by and the loss to common stockholders increased by accrued and deemed dividends on preferred stock during the three and nine months ended December 31, 2009 of $45,387 and $144,088, respectively (three and nine months ended December 31, 2008 by $43,283 and $87,978, respectively). Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding convertible preferred stock, stock options, warrants and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic
Income (loss) attributable to common stockholders	$(360,672)	$1,504,511	$(680,063)	$761,777
Weighted average common shares outstanding (basic)	286,625,653	279,143,996	284,520,917	276,916,733
Basic income (loss) per common share	$(0.00)	$0.01	$(0.00)	$0.00

Diluted
Income (loss) attributable to common stockholders	$(360,672)	$1,504,511	$(680,063)	$761,777
Plus:
Accrued and deemed dividends on preferred stock (1)	-	-	-	-
Income (loss) for diluted	$(360,672)	$1,504,511	$(680,063)	$761,777
Common and potential common shares:
Weighted average common shares outstanding	286,625,653	279,143,996	284,520,917	276,916,733
Assumed exercise of options and warrants	-	2,310,510	-	995,643
Common and potential common shares (1)	286,625,653	281,454,506	284,520,917	277,912,376
Diluted income (loss) per common share	$(0.00)	$0.01	$(0.00)	$0.00
Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	22,281,390	18,597,387	22,281,390	18,897,387

 (1) The convertible preferred stock and convertible term note were antidilutive for the respective periods.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	December 31,	March 31,
	2009	2009
	$	$
Raw materials	129,225	140,544
Work in process	25,636	28,335
Finished goods	272,237	348,284
	427,098	517,163

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	$	$	$	$
Research and development	19,446	8,918	20,483	8,918
Selling and administrative	109,891	(731)	127,180	31,526
Total stock-based compensation expense	129,337	8,187	147,663	40,444

As of December 31, 2009 total estimated compensation cost of stock options granted but not yet vested was $37,147 and is expected to be recognized over the weighted average period of 1.3 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the nine-month periods ended December 31, 2009 and 2008 (annualized percentages).

	Nine Months Ended
	December 31,
	2009	2008
Volatility	77%	71%
Risk-free interest rate	0.95%	2.3%
Forfeiture rate	0.0%-0.5%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.2	3.5
Weighted-average fair value of options granted	$0.06	$0.05

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110 to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical and expected experience for each option group. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	$	$	$	$
Beginning balance	5,359	33,875	14,155	109,138
Warranty provision	1,036	(7,472)	9,502	(43,072)
Warranty deductions	(1,036)	(1,952)	(18,298)	(41,615)
Ending balance	5,359	24,451	5,359	24,451

7. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2009:

	Preferred stock	Common stock		Additional	Accumulated
	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, April 1, 2009	610,774	282,124,564	282,125	81,534,566	(79,147,602)	3,279,863
Dividends on Series AA preferred stock	25,212	-	-	(25,212)	-	-
Accretion of discount on Series AA preferred stock	118,876	-	-	(118,876)	-	-
Conversion of Series AA preferred stock	(212,083)	2,120,821	2,121	209,962	-	-
Shares issued for term debt payments	-	2,705,515	2,705	347,295	-	350,000
Stock-based compensation	-	-	-	147,663	-	147,663
Loss and comprehensive loss	-	-	-	-	(535,975)	(535,975)
Balance, December 31, 2009	542,779	286,950,900	286,951	82,095,398	(79,683,577)	3,241,551

Options
The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2009	8,050,500	0.16
Granted	2,330,000	0.15
Exercised	-
Canceled/expired	(1,515,000)	0.22
Outstanding December 31, 2009	8,865,500	0.15	111,000
Exercisable at December 31, 2009	7,369,665	0.15	60,000

(1)	Options outstanding are exercisable at prices ranging from $0.11 to $0.23 and expire over the period from 2010 to 2013.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2009 of $0.155 and excludes the impact of options that were not in-the-money.

Share warrants
The following table summarizes information on warrant activity during the nine months ended December 31, 2009:

	Number	Average Purchase Price Per Share $
Shares purchasable under outstanding warrants at April 1, 2009	9,831,572	0.11
Stock purchase warrants exercised	-
Stock purchase warrants expired	(2,331,572)	0.15
Shares purchasable under outstanding warrants at December 31, 2009	7,500,000	0.10

The Company has outstanding share warrants as of December 31, 2009, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date

Warrants	7,500,000	0.10	June 30, 2011

8. PREFERRED STOCK
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

During the nine months ended December 31, 2009 the Company issued 2,120,821 shares of common stock upon the conversion of 20,000 shares of Series AA Stock and accordingly 55,000 shares of Series AA Stock were outstanding at December 31, 2009.

9. FAIR VALUE MEASUREMENTS
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

As of December 31, 2009, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including its cash and cash equivalents. The fair value of these assets and liabilities was determined using the following inputs in accordance with ASC 820 at December 31, 2009:

	Fair Value Measurement as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	2,838,967	2,838,967	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

10. SEGMENT INFORMATION
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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Our reportable segment information for the three and nine months ended December 31, 2009 and 2008 is as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
	$	$	$	$
REVENUES:
Products and services	284,170	256,033	769,467	808,190
Patent licensing	-	3,650,000	1,250,000	5,250,000
Total revenue	284,170	3,906,033	2,019,467	6,058,190

GROSS PROFIT:
Products and services	104,352	102,469	336,048	334,959
Patent licensing	-	2,184,081	807,000	3,222,755
Total gross profit	104,352	2,286,550	1,143,048	3,557,714

RECONCILIATION:
Total segment gross profit	104,352	2,286,550	1,143,048	3,557,714
Operating expenses	(688,763)	(688,919)	(1,722,506)	(2,131,061)
Other income (expense)	31,626	(49,836)	12,233	(312,898)
Income (loss) before income taxes	(552,785)	1,547,795	(567,225)	1,113,755

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

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
	$	$	$	$
United States	77,600	3,650,000	1,327,600	5,250,000
International	206,570	256,033	691,867	808,190
Total revenue	284,170	3,906,033	2,019,467	6,058,190

Revenues from two customers comprised 61% and 13% of revenue for the nine months ended December 31, 2009. Revenues from three customers comprised 33%, 27% and 26% of revenue for the nine months ended December 31, 2008. Accounts receivable from four customers comprised 23%, 20%, 20% and 11% of net accounts receivable at December 31, 2009 and one customer accounted for 95% of net accounts receivable at December 31, 2008.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Business Litigation
On November 13, 2009 the Company entered into a settlement agreement ending certain litigation with digEcor, Inc. (“digEcor”) agreeing to waive any right to appeal prior Court’s rulings and orders in favor of the Company and the Company withdrawing its applications for costs of suit. The agreement also reduced and settled the judgment (related to batteries) to $60,000 from $80,000 that the Company had previously accrued resulting in $20,000 of other income. The agreement included standard mutual release of claims and covenants not to sue.

Intellectual Property Litigation
In September 2007 and March 2008, the Company filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of the Company's U.S. patents covering the use of flash memory technology. These patents are part of the Company’s Flash-R patent portfolio. By September 30, 2009 the Company had licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant in bankruptcy.

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory.

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

Contract Manufacturers and Suppliers
At December 31, 2009 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $108,000 of future deliveries.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $6,344 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $122,819 at December 31, 2009.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at December 31, 2009 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account. Effective October 14, 2008, Federal Deposit Insurance Corporation deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009.

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

12. INCOME TAXES
During the nine months ended December 31, 2009 the Company recorded a tax benefit of $31,250 which included a refund of prior taxes paid offset by foreign taxes paid during the period for which a credit (a deferred tax asset) may be allowable against future United States taxes subject to certain limitations. At December 31, 2009, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized. In spite of state NOLs the Company may be subject to California state taxes during fiscal 2010 if it generates sufficient taxable income due to the California suspension of the net operating loss (“NOL”) carryforwards for the 2008 and 2009 tax years.

When, and if, the Company can sustain consistent profitability, and management determines that it is likely it will be able to utilize the net operating losses and/or tax credits prior to their expiration, then the valuation allowance can be reduced or eliminated.

13. SUBSEQUENT EVENTS

The subsequent events have been evaluated through February 11, 2010, which was the date the Financial Statements were issued.

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

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties who we believe may be infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. In September 2007 and March 2008 we filed a first tranche of patent infringement litigation against eight defendants. In September 2008 we recorded our first patent license revenue and by September 30, 2009 we had licensed and settled the litigation with seven of the defendants and suspended the complaint against one defendant currently in bankruptcy. In November 2009 we filed a new patent infringement complaint against nineteen additional companies that manufacture devices using flash memory. In December 2009 we licensed and settled with one defendant that agreed to make a lump sum payment in November 2010 for past infringing sales through December 31, 2009 and to pay an annual royalty for any on-going sales that practice our U.S. Patent 5,491,774, until its expiration.

We believe the successful licensing of all seven active manufacturers from our first round of patent enforcement actions evidences strength of our fundamental intellectual property. While we expect additional patent license revenues from the manufacturers in the new complaint and from others in future periods, there can be no assurance of the timing or amounts of any related license revenue. A number of factors, many outside our control, affect the amount of each licensing arrangement and the timing of when parties elect to license our intellectual property. These factors include the number and nature of infringing products, estimates of past and future infringement, importance of the infringing technology to the total product, the legal environment surrounding a particular case, estimates of the cost, time and complexity of litigation through trial and possible appeals as well as other factors.

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

eVU sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We are aggressively pursuing new business but our results will be dependent on the timing and quantity of eVU orders and any future patent licenses. We seek to expand and diversify our customer base both in the in-flight entertainment (“IFE”) space and other markets. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations.

For the nine months ended December 31, 2009 we recognized a net loss before income taxes of $567,225 compared to a net income before income taxes of $1,113,755 for the comparable period of the prior fiscal year. Our revenues were $2.0 million for the first nine months of fiscal 2010 including $1.25 million of patent license revenue. This compares to $6.1 million for the prior year’s first nine months including $5.25 million of patent license revenue. We reported reduced operating expenses of $1.7 million in the nine months ended December 31, 2009 compared to $2.1 million in the comparable period prior primarily due to reduced staffing and reduced legal fees.

We are in the early stages of licensing our patents and only recently filed additional infringement claims as described above and in Part II, Item 1 “Legal Proceedings” below.  While we expect additional patent licenses in future periods there can be no assurance of the timing or amounts of any such license revenue. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters.

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

Our previous patent licenses have been one time fully paid up license agreements and the accounting policy for such agreements is detailed in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2009. In December 2009 we entered into our first on-going royalty bearing license agreement. We recognize revenue from on-going royalty patent license agreements when all revenue recognition criteria have been met: (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, (iii) the customer has been provided rights to the licensed technology and (iv) collection of the resulting receivable, if any, is probable. We generally recognize on-going royalties as amounts are reported, verified and collection is probable. We recorded no revenue from this first license as no amounts have yet been reported pursuant to the terms of the license agreement.

Results of Operations

Three months ended December 31, 2009 compared to the three months ended December 31, 2008

	Three Months Ended December 31,
	2009		2008
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	106,570	38%	120,463	3%	(13,893)	(12)%
Services	177,600	62%	135,570	3%	42,030	31%
Patent license	-	0%	3,650,000	93%	(3,650,000)	(100)%
	284,170	100%	3,906,033	100%	(3,621,863)	(93)%
Gross Profit:
Product gross profit	9,940	3%	24,129	1%	(14,189)	(59)%
Service gross profit	94,412	33%	78,340	2%	16,072	21%
Patent license	-	0%	2,184,081	56%	(2,184,081)	(100)%
	104,352	37%	2,286,550	59%	(2,182,198)	(95)%
Operating Expenses:
Selling and administrative	558,600	197%	576,997	15%	(18,397)	(3)%
Research and related	130,163	46%	111,922	3%	18,241	16%
	688,763	242%	688,919	18%	(156)	(0)%
Other income (expense)	31,626	11%	(49,836)	(1)%	81,462	(163)%
Income (loss) before income taxes	(552,785)	(195)%	1,547,795	40%	(2,100,580)	(136)%

Income (Loss) Before Income Taxes
We reported loss before income taxes of $552,785 for the three months ended December 31, 2009 compared to net income before income taxes of $1,547,795 for the comparable period of the prior year. The prior year’s third quarter included $3,650,000 of patent license revenue and related margin while no comparable revenue was recognized in the most recent quarter.

Revenues
Revenues of $284,170 in the third quarter of fiscal 2010 compared to $3,906,033 for the comparable prior period. Our most recent quarter’s revenues included $106,570 of eVU product and $177,600 of service revenues. While the prior year’s third quarter eVU product and service revenues were comparable, the prior year included $3,650,000 of patent license revenue. We recently filed a complaint against nineteen additional electronics manufacturers, and while we expect additional patent licenses from these and other companies in future periods, there can be no assurance of the timing or amounts of any future license revenue. eVU product sales activity has been slow due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. Our service revenues have grown as result of prior year customer additions but as service arrangements and terms vary with each customer there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods. We are pursuing new business but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of any patent licensing arrangements.

Gross Profit
Gross profit for the third quarter of fiscal 2010 was $104,352 or 37% of revenues.  The gross profit for the prior year’s third quarter was $2,286,550 or 59% of revenues including $2,184,081 of patent licensing margin. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for patent licensing the amounts of contingency legal fees and costs.

Operating Expenses
While selling and administrative costs for the three months ended December 31, 2009, were comparable to the same period in the year prior there were changes in the components. The current period included a $57,500 expense for shareholder related costs due to the annual meeting held in the third quarter of the current year and $109,891 of noncash stock-based compensation expense. Reduced current period expenses included $28,000 of reduced staffing costs due to fewer personnel and $163,000 of reduced professional fees primarily due to reduced business litigation costs as a result of the favorable outcome of the digEcor litigation. We expect professional fees in the fourth quarter to be less than the prior year due to the conclusion of the digEcor business litigation.

Research and related expenditures for the three months ended December 31, 2009 were comparable to the prior year’s third quarter but included $19,446 of noncash stock-based compensation expense compared to $8,918 for the prior year’s third quarter.

Other Income (Expense)
Net other income of $31,626 for the third quarter of fiscal 2010 included a foreign exchange gain of $10,391 and $20,000 of other income from a favorable litigation settlement. Net other expenses for the third quarter of the prior year of $49,836 included $38,717 of interest expense including $20,717 of non-cash interest.

Income Taxes
Income tax benefit of $237,500 resulted primarily from foreign taxes refunded.

Income (Loss) Attributable to Common Stockholders
The loss attributable to common stockholders for the most recent third quarter included the net loss after taxes of $315,285 reduced by accrued and deemed dividends on the Series AA Stock of $45,387 for a net loss attributable to common stockholders of $360,672. The net income after tax for the prior comparable third quarter was $1,547,795 decreased by accrued and deemed dividends of $43,284 for net income attributable to common stockholders of $1,504,511.

Nine months ended December 31, 2009 compared to the nine months ended December 31, 2008

	Nine Months Ended December 31,
	2009		2008
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	164,085	8%	356,444	6%	(192,359)	(54)%
Service revenues	605,382	30%	451,746	7%	153,636	34%
Patent license	1,250,000	62%	5,250,000	87%	(4,000,000)	(76)%
	2,019,467	100%	6,058,190	100%	(4,038,723)	(67)%
Gross Profit:
Product gross profit	(9,338)	(0)%	52,651	1%	(61,989)	(118)%
Service gross profit	345,386	17%	282,308	5%	63,078	22%
Patent license gross profit	807,000	40%	3,222,755	53%	(2,415,755)	(75)%
	1,143,048	57%	3,557,714	59%	(2,414,666)	(68)%
Operating Expenses:
Selling and administrative	1,386,013	69%	1,743,389	29%	(357,376)	(20)%
Research and related	336,493	17%	387,672	6%	(51,179)	(13)%
	1,722,506	85%	2,131,061	35%	(408,555)	(19)%
Other income (expense)	12,233	1%	(312,898)	(5)%	325,131	(104)%
Income (loss) before income taxes	(567,225)	(28)%	1,113,755	18%	(1,680,980)	(151)%

Income (loss) Before Income Taxes
We showed a loss before income taxes of $567,225 for the nine months ended December 31, 2009 compared to net income before income taxes of $1,113,755 for the comparable period of the prior year. The income from the prior period resulted primarily from the higher patent licensing gross margin in such period.

Revenues
Revenues of $2,019,467 for the first nine months of fiscal 2010 compared to $6,058,190 for the same period of the prior year. The reduction in revenues reflected reduced patent license revenues. Fiscal 2010 nine-month revenues included eVU products and service revenue of $769,467 and patent license revenue of $1,250,000.

Gross Profit
Gross profit for the first nine months of fiscal 2010 was $1,143,048 or 57% of revenues. The gross profit for the prior year’s first nine months was $3,557,714 or 59% of revenues as a result of higher patent license revenue. The amount and percentage of gross profit margins are highly dependent on revenue mix, prices charged, volume of orders and costs.

Operating Expenses
Selling and administrative costs for the nine months ended December 31, 2009, were $1,386,013 compared to $1,743,389 for the first nine months of fiscal 2009. The $357,376 decrease included $147,000 of reduced staffing costs due to fewer personnel, a $18,000 reduction in shareholder related costs primarily from reduced annual meeting mailing costs and $273,000 of reduced professional fees primarily due to reduced business litigation costs and the effect of a $100,000 reversal of a legal accrual related to such litigation as a result of the favorable litigation outcome. The decreases were offset by a $95,456 increase in noncash stock-based compensation expenses resulting from granting options in December 2009 that vested on grant.

Research and related expenditures for the nine months ended December 31, 2009 were $336,493, compared to $387,672 for the nine months ended December 31, 2008. The decrease resulted primarily from reduced outside engineering services of $55,000 due to reduced internally funded research projects.

Other Income (Expense)
Net other income of $12,233 for the nine months ended December 31, 2009 included a foreign exchange gain of $9,332 and $20,000 of other income from a favorable litigation settlement reduced by interest expense of $17,099 (including $16,772 of noncash interest expense). Net other expense of $312,898 for the nine months ended December 31, 2008 included a non-cash financing expense of $177,125 related to a charge for warrant modification and $129,425 of interest expense including $62,132 of non-cash interest.

Income Taxes
Income tax benefit of $31,250 included a refund of foreign taxes paid in the prior year offset by foreign taxes paid on current year patent license revenue.

Income (Loss) Attributable to Common Stockholders
The loss attributable to common stockholders for the nine months ended December 31, 2009 included the loss after taxes of $535,975 reduced by accrued and deemed dividends on Series AA Stock of $144,088 or a net loss of $680,063.  The income attributable to common stockholders for the prior comparable nine months included the income after taxes of $849,755 reduced by accrued and deemed dividends on Series AA Stock of $87,978 or a net income of $761,777.

Liquidity and Capital Resources
At December 31, 2009, we had working capital of $3,227,483 compared to a working capital of $3,277,225 at March 31, 2009. At December 31, 2009 we had cash on hand of $2,838,967.

Operating Activities
Cash used in operating activities was $925,947 for the nine months ended December 31, 2009. Cash used in operating activities included the net loss of $535,975 reduced by net non-cash expenses of $187,718. Major components also providing operating cash was a decrease of $90,065 in inventories. Major components using operating cash included an increase of $118,885 in accounts receivable, a $101,943 reduction in accounts payable, a $217,665 reduction in accruals and customer deposits and a $157,500 reduction in accrued income taxes.

Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days.

Cash used in operating activities during the nine months ended December 31, 2008 was $498,019 resulting from the $849,755 net income reduced by net non-cash expenses of $238,885. Major components providing operating cash was an increase of $713,617 in accrued liabilities. Major components using operating cash included an increase of $1,963,060 in accounts receivable and a $262,760 reduction in accounts payable.

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

Financing Activities
For the nine months ended December 31, 2009 we paid $47,865 as the final payment on our term debt. At December 31, 2009 we had no debt outstanding. For the nine months ended December 31, 2008, cash provided by financing activities was $1,118,643. This included $580,000 from the sale of common stock and $700,000 cash from the sale of Series AA Stock. We reduced our secured note balance by $150,000, reduced our term note balance by $51,357 and obtained $40,000 in July 2008 from a new one-year note.

Debt and Other Commitments
We currently have no debt outstanding. At December 31, 2009 we were committed to approximately $108,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at December 31, 2009 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2009, our President and CEO (“Principal Executive Officer” or “PEO”) and Interim Chief Accounting Officer (“Principal Financial Officer” or “PFO”) have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal controls over financial reporting that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2009.

PART II.	OTHER INFORMATION

Item 1. Legal Proceedings

Intellectual Property Litigation
During the period commencing September 2007 through and including March 2008, we filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. By September 30, 2009 we had licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant currently in bankruptcy.

In November 2009 we filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. In December 2009 we licensed and settled with one defendant that agreed to make a future lump sum payment for past infringing sales and to pay a royalty for any on-going sales that practice our U.S. Patent 5,491,774.

Although most fees, costs and expenses of the litigation are covered under our arrangement with Duane Morris LLP, we may incur support and related expenses for this litigation that may become material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	The following shares of common stock were issued during the fiscal quarter and not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K:

•
On October 20, 2009 we issued 1,065,616 shares of common stock upon the conversion of 10,000 shares of Series AA Stock sold for $100,000 cash on June 27, 2008. The shares issued on exchange were issued without restrictive legend in reliance on Rule 144(d).

•
On October 29, 2009 we issued 296,912 shares of common stock to Davric Corporation in consideration of a $50,000 monthly payment on its 7.5% term note. The shares were sold upon the exemption provided by Section 4(2) under the Securities Act of 1933, no commissions were paid and a restrictive legend was placed on the shares issued.

(b)	NONE
(c)	NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on November 19, 2009, the following individuals, all of the members of the Board of Directors were elected: Alfred H. Falk, Allen Cocumelli, Robert Putnam, Renee Warden and Eric M. Polis. For each elected director, the results of the voting were:

	Affirmative	Against	Abstain/Withheld
Alfred H. Falk	243,805,181	3,268,956	1,491,398
Allen Cocumelli	246,993,528	79,609	1,492,398
Robert Putnam	246,443,848	630,289	1,491,398
Renee Warden	241,274,309	5,798,828	1,492,398
Eric M. Polis	244,838,051	2,236,086	1,491,398

Our stockholders also voted to ratify SingerLewak LLP as the Company’s independent auditors for the fiscal year ending March 31, 2010. The results of the voting on this proposal were:

Affirmative	Against	Abstain
247,167,932	1,098,141	299,462

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

e.DIGITAL CORPORATION

Date: February 11, 2010	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer
(Principal Accounting and Financial Officer
and duly authorized to sign on behalf of the Registrant)