Form 10-K
period 2010-03-31
E DIGITAL CORP
filed 2010-06-10
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
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
☐ Yes   ☐  No  (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company ..  Seethe definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated filer ☐  Non-accelerated filer   ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2009 was approximately $41,709,000 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 1, 2010 there were 286,950,900shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

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

PART I
ITEM 1. BUSINESS

Overview
e.Digital Corporation (the “Company) is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We market our eVU® mobile entertainment system for the travel and recreational industries and licenseand enforce our Flash-R™ portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers.

With the inception of patent license revenue in September 2008, we determined that we have two operating segments: (1) products and services and (2) patent licensing and enforcement. Our products and services revenue is derived from the sale of eVU products and accessories, content integration fees and services and from the provision of repair and technical support services. Our patent licensing revenue consists of intellectual property revenues from our Flash-R patent portfolio.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies for use in the airline, healthcare, and other travel and leisure industries. We employ direct sales and sales through value added resellers (“VARs”) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted partiesthat we believeare infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009 we filed an additional patent infringement complaint against nineteen companies and we have subsequently licensed and settled with three companies. While we expect to file future complaints against additional companies and license additional companies there can be no assurance of the timing or amounts of any related license revenue.

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

Background on Technical Innovations
We have a record of pioneering technical innovations and achievements in developing portable electronic products including products developed under contract for major OEM (original equipment manufacturer) customers. These innovations and achievements include:

•
1990 – Released the first commercial ear telephone with an earpiece that located both the speaker and the microphone in the ear without feedback. (This was the first product in what ultimately became today’s line of Jabra hands-free communication products.)

•	1993 – Developed the first portable digital player/recorder with removable flash memory. Resulted in five U.S. patents on the use of flash memory in portable devices.

•	1996 – Developed the first high-speed download device to store digital voice recordings on a personal computer in compressed format.

•	1998 – Developed the first multi-codec (including MP3) portable digital music player.

•	1999 – Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

•	2002 – Developed the first voice controlled MP3 player using our VoiceNav speech navigation system.

•	2002 – Bang & Olufsen introduced a branded digital audio player (BeoSound 2) developed by us pursuant to a license agreement.

•	2003 – Designed, developed and delivered wireless MP3 headsets employing our MicroOS™ operating system to Hewlett-Packard for use at Disneyworld in Orlando, Florida.

•	2003 – Licensed our digital audio platform to a multi-billion dollar Asian OEM for branding to Gateway Computers.

•	2003 – Developed the first hard drive-based Hollywood studio-approved portable inflight entertainment (“IFE”) device.

•	2006 – Introduced eVU, a next generation dedicated mobile entertainment device with 12+ hours of playback, wireless capability and proprietary content encryption approved by major studios.

•
2007 – Introduced eVU-ER, an improved dedicated portable IFE player featuring a new power management technology providing an industry-leading 20+ hours of continuous video playback from a single battery. eVU is available in either a 7" or 8" high resolution LCD screen with 160 GB to 200 GB of rugged and reliable storage.

•	2009 –Added new features to eVU including an advanced touch screen interface.

These technical achievements and our base of technology allow us to rapidly develop or customize electronic products for our own account or for others.

eVU Mobile Entertainment System
Our eVU is a portable audio/video player designed to securely play encrypted content for the travel, leisure, healthcare and other markets. The primary use of eVU is in the inflight entertainment (IFE) market. We are a leading producer of dedicated portable IFE products delivering over 13,000 units since 2003 for airline use. Our eVU model features sharp images on a 7” or 8” high resolution LCD screen, a 160 GB (Gigabytes) to 200 GB of rugged and reliable storage, high audio fidelity, dual stereo headphone jacks, optional embedded credit card reader/processor, optional touch screen capabilities, a full feature graphical user interface, patent-pending hardware security technology, and 20 hours of high resolution video playback on a single battery charge. We also have the capability to add features and customize the product for target markets or select customers.

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

We also earn revenues from the provision of content integration, GUI customization, warranty and technical support and related services to our customers and VARs. We also offer extended maintenance and refurbishment services for customers. We periodically integrate customer content with our proprietary GUI software to produce a master content file (containing content and the customized GUI interface) for rapid uploading to multiple players. Our GUI allows ease of use and can accommodate multiple languages. Our tested and Hollywood studio approved encryption methods protect content from being pirated. These services allow protected content on eVU players to be periodically updated through e.Digital Content Loading Stations by our customers or VARs or others on their behalf.

Technology
Our eVU products are based on our DVAP (Digital Video/Audio Platform) technology. Our DVAP technology accommodates various third party video compression encoded material, proprietary security measures and allows for many other customizable options. Key elements include:

MicroOS
Our proprietary MicroOS operating system serves as the software foundation for our DVAP Platform. MicroOS was originally developed by us for use in digital voice recorder technology, but because of its inherent flexibility, has grown and been adapted to support audio and video storage and playback and wireless utilities. MicroOS is compact, efficient and dynamic, responding to a variety of user interfaces. MicroOS managesthe user interface functions, battery and power control, the volume and equalizer functions, the LCD drivers and interfaces, decodesprocesses a wide variety of audio and video files, interacts with a variety of digital rights management schemes and supports today’s most popular media storage formats including hard disk drives, compact and embedded flash and others. MicroOS efficiently manages multiple functions within a single device, utilizing less power, space and operating capacity than many alternative solutions.

Content Protection Technology
We have designed and developed a family of proprietary hardware and software encryption, digital rights management (“DRM”), key management and data obscuration technology for content protection. This technology was employed in our prior MP3 player products and in our current eVU products. Our latest eVU product incorporates an implementation of this family of technology and has been tested and approved by major Hollywood movie studios. We currently have a U.S. patent pending on our data security technology.

Flash-R Patent Portfolio Licensing and Enforcement
We believe we have an important portfolio of patents (Flash-R patent portfolio) related to the use of flash memory in portable devices and we are actively engaged in a strategy to monetize our patent portfolio through licensing and enforcement. In June 2006 we engaged an intellectual property consultant to investigate, document and develop the portfolio and to liaison with outside legal counsel. We, and our advisors, have performed due diligence on our patents and we believe we have strong intellectual property rights that can be licensed. Under U.S. law, an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. Inventors and/or patent holders without sufficient financial or expert technical resources to bring legal action may lack credibility in dealing with unwilling licensees and as a result, are often ignored.

As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. In March 2007 we selected and engaged the international law firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. In October 2007 we announced that our Company had commenced enforcement action with respect to our patent portfolio. During the period from September 2008 through March 31, 2010 we licensed our patent portfolio to ten licensees. We anticipate bringing additional patent enforcement actions in the current fiscal year.

We execute patent licensing arrangements with users of our patented technologies through willing licensing negotiations and through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation. We also discuss licenses without the filing of patent infringement litigation and may enter into some future licenses with licensees without the filing of a specific patent infringement action against such licensee.

Some license agreements include nonexclusive cross licenses and our policy is to value these only if directly used in operations. To date we have not valued any cross licenses received as they were considered part of the licensee’s overall license and settlement strategy and are not currently used in our products.

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

Markets and Customers for Our Products and Patent Portfolio

Mobile Entertainment
Our focus is on our closed secure system offering high content protection in multiple use environments. We also see future opportunities to develop devices to meet the emerging need for digital downloads and portability.

Digital video players and related content are increasing in popularity with consumers especially with the emerging and growing use of digital downloads and portability championed by increasingly sophisticated portable consumer devices. While there may be future opportunities to develop portable consumer devices, our focus is on our closed secure system offering high content protection in multiple use environments such as IFE. We believe the consumer device markets are extremely competitive and subject to rapid technology changes making participation expensive and subject to significant risk. We believe there are applications for closed systems such as our eVU in broad aspects of the travel and leisure, medical, educational, government and military markets and that these are growing markets.

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

Because the costs to retrofit an aircraft with IFE equipment can be prohibitive, we developed our alternative IFE system. Our portable IFE player is smaller than a typical laptop computer and has a high-quality color screen, stereo headphones and long battery life unattainable by computer based devices. Although passengers may rent or purchase portable DVD players from outside entities or bring their own portable device onboard, we created the first hard drive based portable video player that can be rentedto passengers by the airline. We believe this type of system is attractive to airlines and other travel-related entities because of its revenue potential, variety of content, long battery life, content security and inexpensive implementation.

According to individual airline reports accumulated in April 2010, the top 10 worldwide passenger airlineshadabout 4,700 aircraft many that we believe are not equipped with IFE systems. There are approximately 1,500 airlines worldwide representing a substantial market for portable IFE devices. Some of our eVU customers include Lufthansa, Air France, Malaysia Airlines, Alitalia, as well as small short-haul low cost carriers seeking to provide entertainment to their customers.

According to the American Hospital Directory there are over 6,000 hospitals and many outpatient and other medical facilities in the U.S. that provide a market opportunity for a portable secure device.We believe the travel and leisure market also provides a significant market opportunity. This includes over 120 cruise ships operating internationally and over 40,000 hotels with under 150 rooms with many that do not offer in-room movies. Rail, bus, ferries and other modes of transportation also represent markets for eVU.We also believe there may be a market for eVU devices in the military on aircraft carriers and in other settings where personnel have down time and seek entertainment from a robust device with wide content variety without DVDs or tape.

Flash-R Portfolio Licensing
We use the services of an intellectual property consultant to assist us in investigating and evaluating prospective licensees of our Flash-R patent portfolio and documenting possible current and past infringement. Our initial focus is on manufacturers of portable devices employing removable flash memory although we do not believe our portfolio is limited to this market segment. While we have identified a large number of products and companies that we believe are using our patented technology, this is an ongoing process as new products and companies are identified from our research. To date we have filed patent infringement litigation and sought licenses from 26 companies with 10 agreeing to license terms during the discovery stage of related litigation.We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims and that we can build a growing licensing business from our patent portfolio. The timing of future litigation or licensing is subject to many factors some not within our control.

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

We intend to continue to monetize our portfolio of patents related to the use of flash memory in portable devices. We expect to bring additional patent enforcement actions in the current fiscal year. We consult with advisors and legal counsel regarding our litigation and licensing strategy including decisions on the timing of various actions, target companies, jurisdiction of litigation, and other matters. There can be no assurance we can generate additional future revenues from this activity.

Manufacturing
We have developed a turnkey domestic manufacturing relationship with a qualified contract electronic manufacturer for our eVU product and additional relationships for important eVU accessories. We believe we can continue to deliver product timely to future customers. We expect a majority of any fiscal 2011 (year ending March 31, 2011) eVU purchases to be manufactured by this contract manufacturer. The loss of our manufacturers or the disruption in supply from manufacturers or in the supply of components by suppliers could have a material adverse effect on our financial condition, results of operations and cash flows.

In fiscal 2010 (year ended March 31, 2010) we purchased primary components from various suppliers with three suppliersaccounting for 44% of total purchases for the fiscal year (2009 one supplier accounted for 76% of total purchases). Our manufacturers purchase major electronic components from a limited number of suppliers.

Marketing, Sales and Distribution
Marketing and sales are performed primarily by our President and Chief Executive Officer, outside sales representatives, and various technical personnel who are involved in the sales process. Our initial focus has been on international and regional airlines directly and through a VAR.

A VAR offers the ability to provide entertainment (movie, television, music, informational, and/or educational content), supply, content refreshment and logistic services (recharging and maintenance) and related services for customers not able or willing to provide such services. In May 2006 we entered into a VAR agreement with London-based Mezzo Movies Ltd. providing them exclusive rights to certain customers in the low-cost short-haul airline market primarily in Europe. Although the agreement and associated exclusive rights have expired, we are continuing to provide products and services to Mezzo as a VAR customer.

We seek to add additional VARs, agents or joint venture partners in the airline and in our other target markets to expand our distribution. For some customers we may be required to add new support service capacity such as typically provided by our larger customers or VARs.

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

We rely on a combination of management, our intellectual property consultant and legal counsel in approaching licensees regarding our Flash-R portfolio and in identifying new target licensees. We have been and may in the future be approached by companies seeking licenses as awareness of our patent portfolio becomes better known throughout the electronic industry.

Customer Concentration and Backlog
Revenues from two licensees each accounted for more than 10% of revenues for the year ended March 31, 2010 (2009 – five licenses each accounted for more than 10% of revenues). These licensees paid a one-time fee and accordingly do not provide ongoing or future revenues. Historically, our product revenues have relied on a few major customers. There is no assurance we will obtain any revenues from existing customers in fiscal 2011. We are seeking to expand our eVU customer base and reduce reliance on a few customers in future periods. We also seek to license new targeted companies that we believe infringe our patent portfolio.

Our backlog fluctuates due to the timing of large orders and other factors. Our products are manufactured with lead times of generally less than three months. Our backlog at March 31, 2010 was $265,000 and at March 31, 2009 was $164,000. Our order backlog does not necessarily indicate future sales trends. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Research and Development Costs
For the years ended March 31, 2010 and 2009, we spent $482,866and $518,649, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities.

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

The patent position of any item for which we have filed a patent application is uncertain and may involve complex legal and factual issues. Although we are pursuing trademark applications with the U.S. Patent and Trademark Office and also have filed certain U.S. patent applications, we do not know whether any of these applications will result in the issuance of patents or trademarks, or, for any patents already issued or issued in the future, whether they will provide significant proprietary protection or will be circumvented or invalidated. Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that we would need to license or design around in order to practice our patented technologies, or that licenses that might be required would be available on reasonable terms. Further there can be no assurance that any unpatented manufacture, use, or sale of our technology or products will not infringe on patents or proprietary rights of others. We have made reasonable efforts in the design and development of our products not to infringe on other known patents.

We also rely on trade secret laws for protection of our intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can protect our rights to unpatented trade secrets.

We also filefor trade name and trademark protection when appropriate. We are the owner of U.S. federally registered trademarks including e.Digital®, eVU®, VoiceNav®, Music Explorer®, Odyssey®,Smart Solutions for a Digital World®, as registered trade names.We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in developing portable devices using flash memory and other portable storage formats.

Competition
Many large manufacturers currently market various forms of component or handheld digital video players, including Apple, Panasonic, Sony, Samsung, Hitachi, RCA, Audiovox, Philips, Daewoo, General Electric, Toshiba and many others. Other manufacturers may announce products in the future.

Competition in the IFE industry comes from portable DVD hardware manufactured by companies such as Sony, Samsung, Panasonic, or Audiovox, who may sell such products to travelers or airlines or rental outfits and custom portable IFE hardware specifically targeted for airline use. We compete with digEcor, a former customer that offers a competing product; The IMS Company, with their Fujitsu-based PEA (personal entertainment appliance) product; Panasonic Avionics portable IFE product; and products supplied by French consumer electronics manufacturer, Archos. European producers AIRVOD Entertainment Systems and Bluebox Avionics advertise portable IFE products that may become competitive to eVU. Other electronic companies have or have announced products and may become more active in the portable IFE market. The airline industry may also continue to opt for embedded IFE systems offered by Panasonic, Thales and others. Motion picture studios or others could contract competing hardware developers to create new portable products for the IFE industry. Although our system was designed as a portable IFE device and has unique features and the support of content providers, there can be no assurance that other manufacturers will not create and introduce new competing portable IFE products.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

While we do not compete with others on licensing or specific patents, we compete generally for the attention and for funds from prospective licensees many of which are approached frequently regarding licenses and/or are sued for patent infringement both with and without merit. Regardless of the merits of any infringement claim many companies find it more economical, especially in the early stage of litigation, to defend the litigation rather than license. As our current litigation proceeds, assuming we have success in establishing the merits of our claims, we believe our competitive position regarding the attention and funds from prospective licensees will improve. However long-term licensing success may be dependent upon prevailing in the current litigation or new litigation to judgment and possible appeal. Technological advances could also render the use of our patented methods obsolete prior to expiration of the term of our patents thus reducing amounts of future infringement. There can be no assurance that we will generate any new licensing or settlement revenue in the future.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully in the field of portable digital entertainment products and systems and our licensing activities.

Seasonality
Our current business is not seasonal.

Employees
As of June 1, 2010, we employed approximately twelve full-time employees and one part-time employee of whom twowere in production and testing, seven were in research, development and engineering, four were in sales, general and administrative. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the Company and its employees to be good.

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

In Europe, we are subject to the European Union’s (“EU”) Directive on the Restriction of Use of Certain Hazardous Substances in Electrical and Electronics Equipment (“RoHS”). This directive restricts the placement into the EU market of electrical and electronic equipment containing certain hazardous materials, including lead, mercury, cadmium and chromium. We are also subject to the EU’s Waste Electrical and Electronic Equipment Directive (“WEEE”), which regulates the collective, recovery and recycling of waste from certain electronic products.

Available Information
We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically.

Our Internet website address is http://www.edigital.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) are available free of charge through our Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. In addition, copies of the written charters for the committees of our board of directors, our Code of Conduct, Corporate Governance, Communication and Whistleblower policies are also available on this website under the About Us and Management links. We will provide any person, without charge, a copy of our charters, codes and/or policies upon written request to Investor Relations, e.Digital Corporation, 16770 West Bernardo Drive, San Diego, California 92127. We may post amendments or waivers of our charters, codes, or policies, if any, on our website. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. Except for a profit in fiscal 2009, historically we have incurred significant losses and negative cash flow from operations and we have an accumulated deficit of $80.0 million at March 31, 2010. Our profitability in fiscal 2009 resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

Disruptions in Financial Markets Could Continue to Adversely Affect our Business - As has been widely reported, financial markets in the United States, Europe and Asia have experienced extreme disruption in the past two years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate and other asset values. While we believe these conditions have adversely impacted our customers and our business, it has not impaired our ability to operate our business. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which can then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of airline customers to finance purchases and operations and could result in a decrease in orders and spending for our products as well as create supplier disruptions. Economic and political developments have reduced travel and recreational spending and we believe adversely affected demand by airlines and others for our products and services. Financial difficulties of electronics manufacturers could also delay or reduce the likelihood of future patent licenses. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

We Expect Our Operating Results to Fluctuate Significantly- Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	Unpredictable demand and required pricing to secure customers for our products andservices
•	Uncertainty regarding the timing and amount of any future patent licensing revenues
•	Market acceptance of our products by our customers and their end users
•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
•	Fluctuations in product costs and operating costs
•	Changes in research and development costs
•	Changes in general economic conditions
•	Risks and costs of warranty claims
•	Changes in technology
•	Short product lifecycles and possible obsolescence of inventory and materials

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

We Have Limited Marketing Capabilities and Resources Which Makes It Difficult For Us to Create Awareness of and Demand for Our Products and Technology.We have limited marketing capabilities and resources and are primarily dependent on our in-house executives for the marketing of our products, as well as our licensing business. Selling products and attracting new business customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology. We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

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

Risks Related to Operations

We Depend On OneContract Manufacturer and a Limited Number of Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance. We rely on one contract manufacturer for our eVU product. We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. We also rely on limited number of suppliers for eVU accessory products. If a manufacturer is unable to satisfy our requirements, our business, financial condition and operating results may be materially and adversely affected. Any failure in performance by our manufacturers for any reason could have a material adverse affect on our business. Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components. We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components. Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

If We Lose Key Personnel or Are Unable to Attract and Retain Additional Highly Skilled Personnel Required For the Expansion of Our Activities Our Business Will Suffer. Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel and their ability to execute our strategy. The loss of the services of any of our senior level management, or certain other key employees or our intellectual property consultant may harm our business. Our future success also depends on our ability to attract, retain and motivate highly skilled employees and consultants. Competition for employees in our industry is intense. We may be unable to retain our key employees or to attract, assimilate and retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

Because Some of Our Management are Part-Time and Have Certain Conflicts of Interest, Our Business Could Be Harmed. Our Senior Vice President, Robert Putnam, also performs investor relations for LRAD Corporation. As a result of his involvement with LRAD Corporation, Mr. Putnam has in the past, and is expected in the future to devote a substantial portion of his time to other endeavors and only part-time services to e.Digital. Certain conflicts of interest now exist and will continue to exist between e.Digital and Mr. Putnam due to the fact that he has other employment or business interests to which he devotes some attention and he is expected to continue to do so. It is conceivable that the respective areas of interest of e.Digital and LRAD Corporation could overlap or conflict.

Risks Related to our Patent Licensing and Enforcement Strategy

We Face Uncertain Revenue Prospects from our Patent Enforcement Strategy.We have only recently recognized revenue from entering into licenses for our portfolio of flash memory patents and technologies. Our portfolio has not been tested in court and there is no assurance we can prevail in any current or future patent litigation. The licensing demand for our patent portfolio is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle future enforcement actions, if any. There can be no assurance of future revenues from our strategy of enforcing our flash memory patent portfolio.Due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of future license fees, if any, frompotential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of ourpatented technologies, the growth rates of our prospective licensees and other factors, our revenues may vary significantly in the future, which could make our business difficult to manage, adversely affect our business and operating results, causeour quarterly and annual results to be below market expectations and adversely affect the market price of our common stock.

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

We May Incur Liability from Our Requirement to Indemnify Certain Customers Regarding Litigation and Certain Intellectual Property Matters. Our contracts with major airlines are subject to future performance by us and product warranties and intellectual property indemnifications including certain remedies, ranging from modification to product substitution or refund. Should our products be deemed to infringe on the intellectual property of others the costs of modification, substitution or refund could be material and could harm our business and adversely impact our operations.

Our Internal Control Over Financial Reporting Is Not Adequate and May Result In Financial Statements That AreIncomplete or Subject To Restatement. Section 404 of the Sarbanes Oxley Act of 2002 requires significant procedures and review processes of our system of internal controls. Section 404 requires that we evaluate and report on our system of internal control over financial reporting in connection with this Annual Report on Form 10-K. In addition, our independent registered public accounting firm will be required to report on our internal controls over financial reporting for the year ending March 31, 2011. The additional costs associated with this process may be significant.

After documenting and testing our system, we have identified a material weakness in our accounting and financialfunctions due to a lack of oversight by an independent audit committee. As a result, our internal control over financial reporting is not effective. As a result of our internal control over financial reporting being ineffective, investors could lose confidence in our financial reports, and our stock price might be adversely affected. In addition, remedying this or any future material weaknesses that we or our independent registered public accounting firm might identify, could require us to incur significant costs and expend significant time and management resources. We cannot assure you that any of the measures we might implement to remedy any such deficiencies would effectively mitigate or remedy such deficiencies.

Risks Related to Trading in Our Common Stock

Sales of Common Stock Issuable on the Exercise of Outstanding Convertible Preferred Stock, Warrantsand Options, May Depress the Price of Our Common Stock.As of March 31, 2010, we had preferred stock outstanding convertible into 5,983,700 shares of our common stock, outstanding warrants to purchase 7,500,000 shares of our common stock and outstanding options granted to our employees, directors and consultants to purchase 4,965,500 shares of our common stock. The exercise prices for the options and warrants range from $0.10 to $0.23per share. In the future we may issue additional convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of outstanding or future convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain any future equity financing.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk.Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.10 to a high of $0.225 in the last fiscal year. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The Securities and Exchange Commission has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES

In March 2006, we entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet at 16770 West Bernardo Drive, San Diego, California with a current aggregate monthly payment of $6,344 excluding utilities and costs.  The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month.

We believe this facility is adequate to meet our needs for the next twelve months given current plans.  However should we expand our operations, we may be required to obtain additional space or alternative space.  We believe there is adequate availability of office space in the general vicinity to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

Business Litigation
On November 13, 2009 we entered into a settlement agreement ending certain litigation with digEcor, Inc. (“digEcor”) agreeing to waive any right to appeal prior Court’s rulings and orders in favor of the Company and the Company withdrawing its applications for costs of suit. The agreement also reduced and settled the judgment (related to batteries) to $60,000 from $80,000 that we had previously accrued resulting in $20,000 of other income. The agreement included standard mutual release of claims and covenants not to sue.

Intellectual Property Litigation
In September 2007 and March 2008, we filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringefour of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. By September 30, 2009 we had licensed and settled the litigationwith seven of the manufacturers and suspended the complaint against one defendant in bankruptcy.

In November 2009 we filed an additional patent infringement complaint in the United States DistrictCourt for the District of Colorado against nineteen companies that manufacture devices using flash memory. ByMarch 31, 2010 we had licensed and settled the litigation with three of the defendants.

Although most fees, costs and expenses of intellectual property litigation are covered under our arrangement with Duane Morris LLP as described above, we may incur support and related expenses forthis litigation that may become material.

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

	Low	High
Fiscal year ended March 31, 2009
First quarter	$0.08	$0.16
Second quarter	$0.08	$0.18
Third quarter	$0.08	$0.16
Fourth quarter	$0.10	$0.20

Fiscal year ended March 31, 2010
First quarter	$0.10	$0.17
Second quarter	$0.10	$0.16
Third quarter	$0.15	$0.215
Fourth quarter	$0.124	$0.155

Holders
At June 1, 2010 there were 286,950,900 shares of common stock outstanding and approximately 2,854 stockholders of record.

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

Equity Compensation Plan Information
The following table sets forth information as of March 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,715,500	$0.14	4,910,000
Equity compensation plans not approved by security holders (1)	250,000	$0.16	-0-
Total	4,965,500	$0.15	4,910,000

(1) consists of 250,000 shares of common stock granted to a consultant vesting on a performance basis with an exercise price of $0.16 per share.

Recent Sales of Unregistered Securities
Nounregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

General
We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We market our eVU mobile entertainment system for the travel and recreational industries and licenseand enforce our Flash-R portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers.

With the inception of patent license revenue inSeptember 2008, we determined that we have two operating segments: (1) products and services and (2) patent licensing and enforcement. Our products and services revenue is derived from the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our Flash-R patent portfolio.

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies for use in the airline, healthcare, and other travel and leisure industries. We employ direct sales and sales through value added resellers (VARs) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009 we filed an additional patent infringement complaint against nineteen companies and we have subsequently licensed and settled with three companies. While we expect to file future complaints against additional companies and license additional companies there can be no assurance of the timing or amounts of any related license revenue.

Our business is high risk in nature. There can be no assurance we can achieve sufficient eVU or patent license revenues to sustain profitability. We continue to be subject to the risks normally associated with introducing new products, services and technologies, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends
We focused significant efforts on developing, licensing and enforcing our patent portfolio in the fiscal years ended March 31, 2010 and 2009. We successfully completed our first round of enforcement litigation in September 2009 when we licensed the last of the remaining original defendants. In November 2009 we filed additional enforcement actions against nineteen defendants, licensed our first customer from the second round in December 2009 and by March 31, 2010 had licensed a total of three licensees from the second round. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims and that we can result in significant future revenues from our patent portfolio.

Our eVU IFE business remained slow during both fiscal 2010 and 2009 primarily due to airline economics. While we are seeing increased activity and an increased backlog at March 31, 2010 from recent orders, we are unable to predict future sales levels in this market as orders are sporadic from both existing and new customers. We continue to pursue business in the airline and other markets for our eVU product line.

While we reported a profit for the fiscal year ended March 31, 2009 (fiscal 2009), in prior years and in the year just completed (fiscal 2010) we have incurred losses and negative cash flow from operations. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

For the year ended March 31, 2010:

•
We recognized a net lossof $809,420 compared to net income of $2,933,986 for fiscal 2009. The difference in results was primarily attributable to lower license revenues due to the timing and amount of individual license agreements.

•
Our revenues were $2.6 million in fiscal 2010 compared to $11.1 million in fiscal 2009. During fiscal 2009 we licensed six companies out of our first round of litigation. We filed our second round of litigation in November 2009 and licensed one last company from the first round and three companies from the second round. As a result of the timing of such license agreements our licensing revenues in fiscal 2010 were $1.6 million compared to $10.1 million in fiscal 2009. eVU product and service revenues were $954,000 in fiscal 2010 compared to $940,000 in fiscal 2009.

•
Our gross profit for the year ended March 31, 2010 was $1.3 million or 51% of revenues compared to $6.5 million or 59% of revenues for the comparable prior year as a result of the reduced licensing revenue.

•
Operating expenses were $2.2 million for fiscal 2010 reduced from the $2.8 million infiscal 2009primarily as a result of reduced legal fees from the favorable conclusion of litigation with a former customer in November 2009.

Management faces challenges in fiscal 2011 to execute its plan to grow product and service revenues andincrease Flash-R patent portfolio license fees.The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, warranty obligations, stock-based compensation, fair values, derivatives, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense;
•	derivative instruments and preferred stock; and
•	income taxes.

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements included herein.

Revenue Recognition
As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period, if management made different judgments.

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

We make estimates and judgments when determining whether the collectibility of product, service or license fees receivable from customers is reasonably assured. We assess the collectibility of our receivables based on a number of factors, including past transaction history and the credit-worthiness of customers. Management estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectibility could differ from actual events, thus materially impacting our financial position and results of operations.

Certain license agreements provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Generally, the execution of these license agreements also provide for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future license and related releases, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license and releases upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and as a result, revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met. While most licenses contain similar standard provisions, management must evaluate each agreement and make judgments to assure that substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods, in which, or during which, respectively, the completion of the earning process occurs. Depending on the magnitude of specific license agreements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

In fiscal 2010 we entered into our first licenses providing for future royalties based on future licensee activities. Licensees that pay license fees on a periodic basis are required to report to us actual activity after the activity takes place. The amount of license fees due under these license agreements each period cannot be reasonably estimated by management. Consequently, we will recognize revenue from these licensing agreements on a lag basis as royalties are reported provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.Differences between amounts recognized and amounts that could subsequently be audited or reported as anadjustment to those amountswill be recognized in the period such adjustment is determined as a change in accounting estimate.

Some license agreements include nonexclusive cross licenses and our policy is to value these only if directly used in operations. To date the we have not valued any cross licenses received as they were considered part of the licensee’s overall license and settlement strategy and are not used in our products. However we must evaluate each license with cross license rights to determine what is being cross licensed and if it is used in our products and this requires management to make judgments that affect our operations.

Stock-Based Compensation
ASC Topic 718, “Compensation – Stock Compensation,” or ASC 718, sets forth the accounting requirements for“stock-based” compensation payments to employees, non-employee directors and consultants and requires all stock based-payments to be recognized as expense in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model), and is recognized as an expense over the requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods. Due to our limited exercise history we applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life.

Options or stock awards issued to non-employees who are not directors are recorded at their estimated fair value at the measurement date and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

ASC Topic 718 requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, ASC Topic 718 requires us to estimate pre-vesting option forfeitures at thetime of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates ofpre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. Weconsider several factors in connection with our estimate of pre-vesting forfeitures including types of awards, employee class, andhistorical pre-vesting forfeiture data. The estimation of stock awards that will ultimately vest requires judgment, and to the extentthat actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimatesare revised. If actual results differ significantly from these estimates, stock-based compensation expense and our results ofoperations could be materially impacted.

Refer to Notes 2 and 10 to our consolidated financial statements included in this report for moreinformation.

Derivative Instruments and Preferred Stock
We value derivative instruments in accordance with the interpretative guidance of ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity related to the classification and measurement of warrants and instruments with embedded conversion features. We make certain assumptions and estimates to value our derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

We accounted for preferred stock issued in fiscal 2009 that was subject to provisions for redemption outside of our control as mezzanine equity in accordance with ASC 480Distinguishing Liabilities from Equity and recorded the values net of discounts for warrant values and beneficial conversion features. These securities were recorded at fair value at the date of issue and related discounts are being accreted over the term of the securities. The securities were reclassified to permanent equity when the provisions for redemption were terminated. We accounted for the related warrants as a derivative instrument as defined in ASC 815 and treated the warrants as a liability due to the lack of sufficient authorized shares of common stock. Upon the authorization and reservation of shares of common stock for exercise of the warrants we determined the warrants were no longer a derivative liability and we reclassified the value at that date to paid-in capital.  We also determined that the termination of certain warrant redemption rights was an effective modification of the warrant term and calculated the fair value of the warrants immediately prior to the modification compared to the value immediately after the modification and recorded the difference in warrant value in other finance expenses. These matters required us to make significant assumptions and estimates about stock volatility, stock prices and other assumptions.

Income Taxes
In preparing our consolidated financial statements, we estimate our income taxes in each of the countries inwhich we operate. While we believe we operate only in the United States, certain licensees have withheld taxes on license payments in foreign countries. During fiscal 2009 we determined that it was unlikely we could recover a refund of foreign taxes withheld and that we could only use the foreign taxes as a future credit against U.S. taxes. However in fiscal 2010 we obtained a refund of $264,000 of foreign taxes. An additional $206,250 of foreign taxes were withheld in fiscal 2010 and due to regulatory changes in the foreign jurisdiction we believe it unlikely we can obtain a refund of these taxes withheld and that they may only be used as a foreign tax credit. These matters regarding foreign taxes requires us to make judgments and estimates based on various assumptions and these affect our reported operations.

Our determination of income tax expense or benefit requires estimates including an assessment of the current tax expense and the effects of temporary differences resulting from the different treatment of transactions fortax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included inour consolidated balance sheet. The Company accounts for deferred income taxes utilizing an asset and liability method,whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between thefinancial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assetsare reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will notbe realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjustingthe amount of such allowance, if necessary. At March 31, 2010, we had net deferred tax assets primarily resulting fromtemporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. Wecontinue to provide a 100% valuation allowance our deferred tax assets based on an assessment of the likelihood of theirrealization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can beused to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forwardperiod available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income maychange due to market conditions, changes in U.S. or international tax laws, our business and results ofoperations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets,resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of thedeferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase innet loss in the period when such determinations are made.

Our income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which we operate. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts and circumstances that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted.

Other
We do not have off-balance sheet transactions, arrangements or obligations.  Inflation has not had any significant impact on our business.

Recently Issued Accounting Standards
See Note 2 to our consolidated financial statements included herein for a description of significant recent accounting standards.Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Year ended March 31, 2010 Compared to Year ended March 31, 2009

	Year Ended March 31,
	2010		2009
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	204,735	8%	362,079	3%	(157,344)	(43)%
Services	749,134	29%	578,303	5%	170,831	30%
Patent license	1,600,000	63%	10,115,350	91%	(8,515,350)	(84)%
	2,553,869	100%	11,055,732	100%	(8,501,863)	(77)%
Gross Profit:
Product gross profit (loss)	(94,343)	(4)%	43,407	0%	(137,750)	(317)%
Service gross profit	421,352	16%	369,281	3%	52,071	14%
Patent license	985,085	39%	6,131,263	55%	(5,146,178)	(84)%
	1,312,094	51%	6,543,951	59%	(5,231,857)	(80)%
Operating Expenses:
Selling and administrative	1,707,814	67%	2,325,359	21%	(617,545)	(27)%
Research and related	482,866	19%	518,649	5%	(35,783)	(7)%
	2,190,680	86%	2,844,008	26%	(653,328)	(23)%
Other expenses	13,916	1%	(344,457)	(3)%	358,373	(104)%

Income (loss) before provision for income taxes	(864,670)	(34)%	3,355,486	30%	(4,220,156)	(126)%

Income (loss) before provision for income taxes
The loss before income tax benefit in fiscal 2010 resulted from reduced patent license revenues. The income in the prior year was the result of significant license revenues and related margins as discussed below. Since patent license revenues to date have been one-time with each licensee, they are non-recurring and accordingly there is no assurance of any future patent license revenues. We cannot predict future license revenue from new license agreements providing for periodic future payments tied to licensee activity.

Revenues
Revenues for the year ended March 31, 2010 included $1,600,000 of one-time non-recurring patent license revenue and $953,869 of eVU product and service revenues. Our product revenues declined in part as a result of airline industry economics resulting in reduced IFE activity. While our backlog shows an increase in recent activity, this business is expected to continue to be sporadic in future quarters.Our service revenues increased as a result of both increased content related services from year over year increases in aggregate customers and from increased repair and maintenance revenues as prior year customers are using products no longer under warranty.

Revenues for the year ended March 31, 2009 included $10,115,350 of one-time non-recurring patent license revenue and $940,382 of eVU product and service revenues. We have not yet recognized any periodic reported revenue from license agreements providing for future royalties. In the prior year we entered into six licenses and in the current year a total of four licenses. License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:
•	the dollar amount of agreements executed each period, which is primarily driven by the magnitude of infringement associated with a specific licensee;
•	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments; and
•	fluctuations in the number of agreements executed.

In the future the following additional factors could also impact revenue variability:
•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation oflicense fees due;
•	the timing of the receipt of periodic license fee payments and/or reports from licensees.

Prior year licenses included larger companies with greater magnitude of infringement.

eVU product sales activity has been slow during the last two years due to airline industry economics and industry credit concerns resulting in airlines curtailing expansion and new projects. We had backlog at March 31, 2010 of $265,000 compared to $164,000 at prior year end with the increase reflecting recent new orders. We are pursuing new eVU business and targeting new patent licensees but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of future patent licensing arrangements, if any. While our service revenues increased in the last year, future levels depend on the number of customers that continue to utilize our product for IFE. Loss of customers for which we provide content or maintenance and service revenue, generally without long-term agreements, would negatively impact future service revenues.

Gross Profit
Gross profit for fiscal 2010 was $1,312,094 or 51% of revenues.  The gross profit on product and service revenues was 34% and the gross profit on patent licensing fees was 62% of license revenues. Gross profit for fiscal 2009 was $6,543,951 or 59% of revenues.  The gross profit on product and service revenues was 44% and the gross profit on patent licensing fees was 61% of license revenues. The reduction in product and service gross profit in the current year was impacted by a $65,459 market adjustment to reduce inventory values to the lower-of-cost or market primarily due to competitive conditions in the IFE industry affecting planned future pricing on certain products.License revenue costs of revenues consists primarily of contingency legal and other direct costs associated with patent licensing.Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, contingency patent legal fees and costs.Management does not believe historical gross profits percentages can be relied on as an indicator of results from future revenues.

Operating Expenses
Selling and administrative costs decreased by $617,545 from fiscal 2009 to fiscal 2010. This included a $533,000 reduction in legal fees primarily related to the favorable resolution of customer litigation in November 2009. Salaries and benefits decreased $205,000 primarily due to a reduction in senior management personnel in January 2009 and other staffing reductions due to reduced eVU activity. Professional fees increased by $71,000 primarily as a result of fees paid to foreign tax experts that assisted in obtaining refunds ofwithheld foreign income taxes. Noncash stock-based compensation costs increased $81,000 to $129,625 primarily due to the immediate vesting of option grants made in fiscal 2010.

Research and related expenditures were comparable for the two years. Stock-based compensation expenses were $26,703 in fiscal 2010 and $26,620 in fiscal 2009. We expect future research and development costs to be comparable to the most recent year due to current staffing levels and projects. Should we elect to develop significant new products or major revisions to our existing products we may require increased internal and external research and development costs.

Other Income (Expenses)
Net other expenses were $344,457 for the year ended March 31, 2009andincluded $163,559 of interest expense including $80,300 of non-cash interest from the amortization of debt discount and $181,157 of non-cash warrant and other finance related expenses. Due to reduced debt balances our interest expense in fiscal 2010 was only $17,099 and we recognized $31,015 of other income including a $20,000 gain from reduction of amounts owed related to litigation.

Benefit (Provision) for Income Taxes
The provision for income taxes for the year ended March 31, 2009 of $421,500 consisted of foreign taxes withheld and paid of $264,000 on license revenues and $157,500 accrued for California state taxes. The deferred tax expense of $868,000 was offset by a benefit related to the decrease of the deferred tax asset valuation allowance. The Company generated a tax liability in the state of California due to recent legislation suspendingNOL carryforwards for the 2008 and 2009 tax years. The state tax liability of $157,500 was after a reduction of 50% from the use of allowable R&Dcredits generated in prior years.

During the year ended March 31, 2010 we obtained a refund of the $264,000 of foreign taxes paid in the prior year that we previously judged was not probable of recovery. We paid $206,250 of foreign taxes related to license revenues and due to tax law changes we do not believe it probable that this amount can be recovered other than as applied as a foreign tax credit. The deferred tax benefit of $256,000 was offset by change in the valuation allowance.

Income (Loss) Attributable to Common Stockholders
The loss attributable to common stockholders for the year ended March 31, 2010 included the net loss after tax benefit of $809,420 increased by accrued and deemed dividends on convertible preferred stock of $175,139 or a net loss attributable to common stockholders of $984,559. The income attributable to common stockholders for the year ended March 31, 2009 included the net income after taxes of $2,933,986 reduced by accrued and deemed dividends on convertible preferred stock of $130,320 or a net income attributable to common stockholders of $2,803,666.

Liquidity and Capital Resources

	2009	2010	2009 to 2010 variance in $'s	2009 to 2010 variance in %'s
	(in thousands, except percentages)
Working capital	$3,277	$2,966	$(311)	(9.5)%
Cash and cash equivalents	$3,814	$2,819	$(995)	(26)%
Total assets	$4,478	$3,334	$(1,144)	(26)%

	2009	2010	2009 to 2010 variance in $'s	2009 to 2010 variance in %'s
Net cash provided by (used in)	(in thousands, except percentages)
Operating activities	$2,837	$(944)	$(3,781)	(133)%
Investing activities	$(4)	$(3)	$1	25%
Financing activities	$859	$(48)	$(907)	(106)%

At March 31, 2010, we had working capital of $3.0 million compared to a working capital deficit of $3.3 million for the prior year. We had $109,000 and $94,000 of working capital invested in accounts receivable at March 31, 2010 and 2009, respectively. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital. Patent license payments are normally due at signing of the license or within 30-45 days.

Operating Activities
For the year ended March 31, 2010, net cash decreased by $995,000. Cash used by operating activities was $944,000. Cash used by operating activities included the net loss of $809,000reduced by net non-cash expenses of $267,000. Major components also providing operating cash was a decrease of $105,000 in inventory and an increase of $61,000 in deferred revenue due to increased paid orders not yet delivered at March 31, 2010. Major components using operating cash included a $151,000 decrease in accounts payable and a $341,000 decrease in accrued liabilities primarily resulting from decreases in litigation related accruals due to favorable resolution of such litigation and a reduction in state taxes payable due to losses in the current year versus income in the prior year.

For the year ended March 31, 2009, net cash increased by $3.69 million. Cash provided by operating activities was $2.84 million. Cash provided by operating activities included income of $2.93 million increased by net non-cash expenses of $294,000. Major components also providing operating cash was a decrease of $81,000 in accounts receivable and an increase of $226,000 in accrued liabilities. Major components using operating cash included a $28,000 increase in inventory and a $583,000 decrease in accounts payable.

Investing Activities
The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities
For the year ended March 31, 2010, we used $47,865 of cash to make the final convertible term note payment in November 2009. We made $350,000 of additional payments for the seven prior months in shares of common stock issuing 2,705,515 restricted shares. A total of $212,083 of preferred stock and accumulated dividends was converted to common stock during the year through the issuance of 2,120,821 shares of common stock.

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

Debt and Other Commitments
As described above we paid off our convertible term debt during fiscal 2010 and have no debt other than normal trade payables and accruals outstanding. We have no credit lines or access or commitments for any future debt financing.

At March 31, 2010 we were committed to approximately $224,000 as purchase commitments for product and components as a result of preparing to build to our backlog of orders of $265,000 at March 31, 2010. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

We are also committed for our office lease as more fully described in Note 12 to our consolidated financial statements.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at March 31, 2010 and current planned expenditures and level of operationwe believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our Company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Selected Quarterly Financial Information
The following table sets forth unaudited income statement data for each of our Company’s last eight quarters. The unaudited quarterly financial information as restated has been prepared on the same basis as the annual information presented elsewhere in the Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. The operating results for any quarter are not necessarily indicative of results for any future period.Our quarterly operating results have varied significantly in the past and are expected to vary significantly in the future.

Quarter ended	6/30/2009	9/30/2009	12/31/2009	3/31/2010	FY 2010
Revenues	$223,030	$1,512,267	$284,170	$534,402	$2,553,869
Gross profit	102,052	936,644	104,352	169,046	1,312,094
Income (loss) for the period	(569,076)	348,386	(315,285)	(273,445)	(809,420)
Operating profit (loss)	(554,201)	559,154	(584,411)	(299,128)	(878,586)
Income (loss) attributable to common shareholders	(611,889)	292,498	(360,672)	(304,496)	(984,559)
Basic and diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (basic)	282,507,374	284,407,839	286,625,653	281,298,128	286,950,900

Quarter ended	6/30/2008	9/30/2008	12/31/2008	3/31/2009	FY 2009
Revenues	$377,727	$1,774,430	$3,906,033	$4,997,542	$11,055,732
Gross profit	114,057	1,157,107	2,286,550	2,986,237	6,543,951
Income (loss) for the period	(669,207)	(28,833)	1,547,795	2,084,231	2,933,986
Operating profit (loss)	(571,489)	400,511	1,597,631	2,273,290	3,699,943
Income (loss) attributable to common shareholders	(670,618)	(72,116)	1,504,511	2,041,889	2,803,666
Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$0.01	$0.01	$0.01
Weighted average shares outstanding (basic)	274,497,647	277,082,261	279,143,996	281,298,128	277,997,077

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company required to be included in this Item 8 are incorporated herein by reference and are set forth in a separate section of this report following Item 15 and the Signature Page (page 40) commencing on Page F-1.

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

At the conclusion of the period ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the PEO and PFO concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were not effective at the reasonable assurance level due to the existence of a material weakness in our internal control over financial reporting, discussed below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010 using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Management’s assessment is supported by testing and monitoring performed by certain of our finance and accounting personnel of the operational effectiveness of our internal control.

Based on this assessment, management identified a material weakness in our internal control over financial reporting: the lack of independent oversight by an audit committee of independent members of the Board of Directors.  In light of this material weakness management concluded that our internal control over financial reporting needs improvement and was not effective. Due to our small size and limited resources it is difficult to attract qualified independent directors and qualified audit committee members. Management has concluded that with certain management oversight controls that are in place, the risks associated with the lack of independent audit committee oversight is not sufficient to justify the costs of adding additional directors and independent audit committee members at this time. Management will periodically reevaluate this situation. If we secure sufficient capital or improve our operating results it is our intention to change the composition and/or size of the Board of Directors with emphasis on recruiting qualified independent audit committee members.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers
The following table sets forth the name and position of each of our directors and executive officers at June 1, 2010:

Name	Age	Positions	Director Since
Alfred H. Falk	55	President, Chief Executive Officer and Director	January 2009
Robert Putnam	51	Senior Vice President, Corporate Secretary, Interim Chief Accounting Officer and Director	1995
Allen Cocumelli	60	Chairman* and Director	1999
Renee Warden	46	Director	2005
Eric M. Polis	39	Director	October 2008

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

Robert Putnam - Mr. Putnam was appointed Senior Vice President in April 1993.  He was appointed a Director of e.Digital Corporation in 1995.  In May 2005, Mr. Putnam assumed the additional responsibilities of Interim Chief Accounting Officer and Corporate Secretary.  Mr. Putnam also served as Secretary of from March 1998 until December 2001.  He served as a Director of LRAD Corporation (“LRAD”) from 1984 to September 1997 and served as Secretary/Treasurer until February 1994, President and Chief Executive Officer from February 1994 to September 1997 and currently serves as director of investor relations of LRAD.  He also served as Secretary/Treasurer of Patriot Scientific (“Patriot”) from 1989 to 2000 and from 1989 to March 1998 was a Director of Patriot.  Mr. Putnam obtained a B.A. degree in mass communications/advertising from Brigham Young University in 1983.  Mr. Putnam devotes only part-time services to the company, approximately twenty hours per week.

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

Renee Warden –Ms. Warden has been Financial Manager for Verifone since July 2009. Previously, Ms. Warden was Director of Accounting for Revolution Money, Inc. from April 2007 to July 2009. Prior to its acquisition by Crown Castles in April 2007, Ms. Warden was Manager Special Projects/SOX for Global Signal, Inc. Prior to joining Global Signal, Inc. Ms. Warden was Vice President and Controller for Kintera, Inc. from May 2005 to May 2006. Prior to joining Kintera, Inc., Ms. Warden was an executive officer of e.Digital Corporation. Ms. Warden joined e.Digital Corporation in 1991 as Accounting Manager. In 1997 Ms. Warden was appointed Controller and Corporate Secretary for e.Digital Corporation and in 2003 was promoted to Chief Accounting Officer and Secretary until May 2005. From 1993 to 2003 Ms. Warden also held the positions of Chief Accounting Officer, Secretary and Director of Human Resources for ATC. Ms. Warden obtained a B.S. degree in business accounting from the University of Phoenix in 1999.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended March 31, 2010, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

Stockholder Recommendations for Director Nominations
We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our last shareholders meeting in November 2009.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

				Option	All Other
		Salary (1)	Bonus	Awards (2)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Alfred H. Falk, President and	2010	$155,000	-	$33,273	-	$188,273
Chief Executive Officer (PEO)	2009	$155,000	-	$0	-	$155,000

Robert Putnam, Senior Vice	2010	$85,000	-	$16,637	-	$101,637
President, Secretary and Interim	2009	$85,000	-	$0	-	$85,000
Chief Accounting Officer (PEO) (3)

(1)	Represents actual cash compensation.
(2)
The value listed in the above table represents the fair value of the options granted during the year and valuedunder ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited consolidated financial statements for the year ended March 31, 2010, included herein.

(3)	Mr. Putnam provides part-time services to our company. See “Certain Transactions – Conflicts of Interest.”

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Alfred H. Falk	500,000	-	-	$0.155	12/8/13

Robert Putnam	250,000	-	-	$0.155	12/8/13

Employment Agreements, Termination of Employment and Change in Control Arrangements

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

The following table sets forth the compensation paid to our non-employee directors in 2010.

Name	Fee Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Allen Cocumelli(2)	—	$16,637	—	$16,637
Renee Warden (3)	—	$16,637	—	$16,637
Eric M. Polis (4)	—	$16,637	—	$16,637

(1)
The value listed in the above table represents the fair value of options on 250,000 shares granted to each person during the year and valued under ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited consolidated financial statements for the year ended March 31, 2010, included in our Annual Report on Form 10-K.

(2)	At March 31, 2010 Mr. Cocumelli had option awards outstanding exercisable into 500,000 shares of common stock that were vested and exercisable.
(3)
During fiscal 2010 Ms. Warden provided accounting services unrelated to her role as a director or audit committee member and earned compensation of $2,625 not included above. At March 31, 2010 Ms. Warden had option awards outstanding exercisable into 500,000 shares of common stockof that were vested and exercisable.

(4)	At March 31, 2010 Mr. Polis had option awards outstanding exercisable into 550,000 shares of common stockof which 475,000 were vested and exercisable.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of ourCompany’s Board of Directors was formed in June 2000 and is currently comprised of Directors, Allen Cocumelli and Eric Polis. None of these individuals was at any time during the fiscal year 2010, or at any time, an employee or officer of the Company.  No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of ourCompany’s Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock
The following security ownership information is set forth, as of June 1, 2010, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all current directors, nominees and executive officers as a group (five persons).  Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our company’s Common Stock.

Name and Address	Amount and Nature of		Percent	Title
of Beneficial Owner	Beneficial Ownership		of Class	of Class
Alfred H. Falk	1,493,850	(1)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Robert Putnam	5,088,911	(2)	1.8%	Common
16770 West Bernardo Drive
San Diego, CA 92127

Allen Cocumelli	501,000	(3)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Eric M. Polis	4,307,119	(4)	1.5%	Common
980 American Pacific Drive, #111
Henderson, NV 89014

Renee Warden	500,000	(5)	*	Common
16770 West Bernardo Drive
San Diego, CA 92127

Jerry E. Polis	20,661,411	(6)	7.2%	Common
980 American Pacific Drive, #111
Henderson, NV 89014

All officers, directors and nominees as a group (5 persons)	11,890,880	(7)	4.1%	Common

(1)	Includes 550 shares held by son to which Mr. Falk disclaims beneficial ownership. Includes options and warrants exercisable within 60 days to purchase 500,000 shares.
(2)	Includes options and warrants exercisable within 60 days to purchase 1,250,000 shares and preferred stock convertible into 1,100,411 shares.
(3)	Includes options exercisable within 60 days to purchase 500,000 shares.
(4)
Includes options exercisable within 60 days to purchase 512,500 shares. Also includes (i) 2,307,421 shares of common stock held a Family Trust of which Mr. Polis is Trustee, (ii) 1,042,696 shares of common stock held by the Polis Family LLC of which Mr. Polis is a managing member, (iii) 133,000 shares of common stock held by The Polis Charitable Foundation of which Mr. Polis is an officer, (iv) 25,000 shares of common stock held in a personal IRA, (v) 107,922 shares of common stock held by ASI Capital Corporation of which Mr. Polis is Secretary and Treasurer, (vi) 138,580 shares of common stock held by ASI Technology Corporation of which Mr. Polis is Secretary and Treasurer, and (vii) 40,000 shares of common stock held as custodian for a minor child. Mr. Polis disclaims beneficial ownership of the shares held by the Polis Charitable Foundation and as custodian for the minor child and to the shares held by ASI Capital Corporation and its paretn ASI Technology Corporation except to the extent of his respective pecuniary interest.

(5)	Consists of options exercisable within 60 days to purchase 500,000 shares.

(6)
Ownership by Mr. Jerry E. Polis is based on information provided by the stockholder as of December 31, 2009. Includes (i) 11,894,003 shares of common stock held by the Jerry E. Polis Family Trust (“Family Trust”) of which Mr. Polis is Trustee, (ii) 6,857,610shares of common stock held by Davric Corporation (“Davric”) of which Mr. Polis is President and Director (iii) 1,042,696 shares of common stock held by the Polis Family LLC of which Mr. Polis is a managing member, (iv) 333,000 shares of common stock held by The Polis Charitable Foundation of which Mr. Polis is President, (v) 220,000 shares of common stock held by the Polis Museum of Fine Art of which Mr. Polis is trustee, (vi) 67,600 shares of common stock held in a personal IRA, (viii) 107,922 shares of common stock held by ASI Capital Corporation of which Mr. Polis is President and (ix) 138,580 shares of common stock held by ASI Technology Corporation of which Mr. Polis is President. Mr. Polis disclaims beneficial ownership of the shares held by the Polis Charitable Foundation and the Polis Museum of Fine Art and to the shares held by ASI Capital Corporation and ASI Technology Corporation except to the extent of his respective pecuniary interest.

(7)	Includes options and warrants exercisable within 60 days to purchase 3,262,500 shares and preferred stock convertible into 1,100,411shares.

*  Less than 1%

Series AA Preferred Stock

The following security ownership information is set forth as of June 1, 2010 with respect to certain persons or groups known to the Company to be beneficial owners of more than 5% of Series AA Preferred Stock.

Name and Address	Amount and Nature of		Percent	Title
of Beneficial Owner	Beneficial Ownership(1)		of Class	of Class
Robert Putnam	10,000	(2)	18.2%	Series AA
16770 West Bernardo Drive				Preferred Stock
San Diego, CA 92127

James A. Barnes	15,000	(3)	27.3%	Series AA
8617 Canyon View Dr.				Preferred Stock
Las Vegas, NV 89117

Norris Family 1997 Trust	10,000	(4)	18.2%	Series AA
16101 Blue Crystal Trail				Preferred Stock
Poway, CA 92064

James C. Zolin & Josephine Zolin	5,000	(5)	9.1%	Series AA
17108 Via De La Valle				Preferred Stock
Rancho Santa Fe, CA 92067

Victor Gabourel	5,000	(6)	9.1%	Series AA
11404 Cypress Woods Dr.				Preferred Stock
San Diego, CA 92131

Robert M. Kaplan	5,000	(6)	9.1%	Series AA
P.O. Box 2600				Preferred Stock
Sun Valley, ID 83353

(1)
Represents the number of shares of Series AA Preferred Stock held as of May 10, 2010. At such date an aggregate of 55,000 shares of Series AA Preferred Stock were issued and outstanding with each share having 100 votes per share.

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

Officer and director Robert Putnam also acts as Director of Investor Relations of LRAD.  The possibility exists that this other relationship could affect Mr. Putnam’s independence as a director and/or officer of e.Digital Corporation.  Mr. Putnam is obligated to perform his duties in good faith and to act in the best interest of our company and its stockholders, and any failure on his part to do so may constitute a breach of his fiduciary duties and expose such person to damages and other liability under applicable law.  While the directors and officers are excluded from liability for certain actions, there is no assurance that Mr. Putnam would be excluded from liability or indemnified if he breached his loyalty to our company.

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

Mr. James A. Barnes, becamea related party in June 2008 when affiliated entities acquired greater than 5% of our Series AA preferred stock. During fiscal 2010, we incurred accounting, regulatory consulting services and cost reimbursements of $44,254 to Sunrise Capital, Inc., a company controlled by Mr. Barnes.

Jerry E. Polis and affiliated entities are considered as related parties through ownership of greater than 5% of our outstanding common stock.At April 1, 2009 we owed Davric Corporation (“Davric”) $387,234 on a 7.5% Convertible Term Note (“Term Note”). Stated monthly principal and interest payments were $50,000 and we could elect to make monthly installment payments either in cash or in shares of common stock. Subject to certain notice periods and other limitations, the balance of the Term Note was convertible by Davric at $0.30 per common share and we could call the Term Note for mandatory conversion if the closing sale price of our common stock was at least $0.40 per share for ten consecutive trading days. During fiscal 2010 we made $350,000 of principal and interest payments through the issuance of 2,705,515 restricted shares of common stock and made the finalpayment of $47,865 in cash in November 2009. At March 31, 2010 there was no debt balance outstanding. Total interest expense for the fiscal year was $10,631.

During fiscal 2010 we paid director and former executive officer Renee Warden an aggregate of $2,625 for accounting services unrelated to her role as a director or audit committee member.

On December 8, 2009, directors Allen Cocumelli, Renee Warden and Eric M. Polis were each granted an option on 250,000 common shares exercisable at $0.155 per share until December 8, 2013vesting at grant but subject other standard option plan conditions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table describes fees for professional audit services rendered by SingerLewak LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2010 and March 31, 2009 and fees billed for other services rendered by SingerLewak LLPduring those periods. These amounts include fees paid to SingerLewak LLP.

Type of Fee	2010	2009
Audit Fees (1)	$102,330	$160,797
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$102,330	$160,797

1.           Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by SingerLewak LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.

2.           Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by SingerLewak LLPthat are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees.

3.           Tax Fees include the aggregate fees paid by us during the fiscal year for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SingerLewak LLPfor the respective periods.

4.           All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services other than the services reported above. No such fees were billed by SingerLewak LLPfor the respective periods.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of SingerLewak LLPin providing services to us for the fiscal year ended March 31, 2010 and has concluded that such services are compatible with their independence as our company’s auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by SingerLewak LLP in fiscal year 2010.

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

10.3	Secured Promissory Note of the Company to ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.3 to Form 8-K dated March 28, 2007.

10.3.1	Loan Extension Agreement between the Company and ASI Capital Corporation dated as of September 28, 2007 and previously filed as Exhibit 99.1 to Form 8-K dated October 15, 2007.

10.3.2	Secured Promissory Note of the Company to ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.1 to Form 8-K dated January 4, 2008.

10.3.3	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of June 30, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated July 1, 2008.

10.3.4	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of December 31, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated January 5, 2009.

10.4	Security Agreement between the Company and its subsidiary and ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.4 to Form 8-K dated March 28, 2007.

10.4.1	Security Agreement between the Company and its subsidiary and ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.2 to Form 8-K dated January 4, 2008.

10.5	Stock Option Plan adopted by the Company on September 29, 1994 ("1994 Plan"), filed as Exhibit 10.10 to the Company's 1995 Form10-KSB.

10.5.1	First Amendment to Stock Option Plan adopted by the Company onJanuary 26, 1996 and filed previously as Exhibit 10.14.1 to theCompany's Annual Report on Form 10-KSB dated March 31, 1998.

10.5.2	Second Amendment to Stock Option Plan adopted by the Company onSeptember 3, 1997 and filed previously as Exhibit 10.14.2 to theCompany's Annual Report on Form 10-KSB dated March 31, 1998.

10.5.3	Third Amendment to Stock Option Plan adopted by the Company on November 9, 2000 and filed previously as Exhibit B to the Company's Annual Report on Schedule 14A dated September 22, 2000.

10.6	2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.6.1	Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.6.2	Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

21.1	Subsidiary of e.Digital Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K for the year ended March 31, 2009, dated June 16, 2009.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert Putnam, Principal Accounting Officer.*

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

Date:  June 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALFRED H. FALK	President and Chief Executive Officer	June 10, 2010
Alfred H. Falk	(Principal Executive Officer)

/s/ ALLEN COCUMELLI	Chairman of the Board and Director	June 10, 2010
Allen Cocumelli

/s/ ROBERT PUTNAM	Senior Vice President and Director	June 10, 2010
Robert Putnam	Interim Chief Accounting Officer and
Secretary (Principal Financial and Accounting Officer)

/s/ ERIC M. POLIS	Director	June 10, 2010
Eric M. Polis

/s/ RENEE WARDEN	Director	June 10, 2010
Renee Warden

INDEX TO FINANCIAL STATEMENTS
Page

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 AND 2009	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2010 AND 2009	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED MARCH 31, 2010 AND 2009	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2010 AND 2009	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
e.Digital Corporation
San Diego, CA

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2010 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of March 31, 2010 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

/s/ SingerLewak LLP

Los Angeles, CA
June 10, 2010

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS
[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2010	2009
	$	$
ASSETS
Current
Cash and cash equivalents	2,818,727	3,813,990
Accounts receivable	108,749	93,771
Inventory	347,078	517,163
Deposits and prepaid expenses	59,072	26,108
Total current assets	3,333,626	4,451,032
Property, equipment and intangibles, net of accumulated depreciation and amortization of $184,382 and $165,449, respectively	11,090	26,638
Total assets	3,344,716	4,477,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	51,997	202,900
Accrued and other liabilities	315,948	589,814
Convertible term note, net of $-0- and $6,141 of debt discount	-	381,093
Total current liabilities	367,945	1,173,807
Deferred revenue - long term	-	24,000
Total liabilities	367,945	1,197,807

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: 55,000 and 75,000 issued and outstanding, respectively
Liquidation preference of $598,370 and $778,459, respectively	573,830	610,774
Common stock, $0.001 par value, authorized 350,000,000,
286,950,900 and 282,124,564 shares issued and outstanding, respectively	286,951	282,125
Additional paid-in capital	82,073,012	81,534,566
Accumulated deficit	(79,957,022)	(79,147,602)
Total stockholders' equity	2,976,771	3,279,863

Total liabilities and stockholders' equity	3,344,716	4,477,670

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2010	2009
	$	$
Revenues:
Products	204,735	362,079
Services	749,134	578,303
Patent license	1,600,000	10,115,350
	2,553,869	11,055,732

Cost of revenues:
Products	299,078	318,672
Services	327,782	209,022
Patent license	614,915	3,984,087
	1,241,775	4,511,781
Gross profit	1,312,094	6,543,951

Operating expenses:
Selling and administrative	1,707,814	2,325,359
Research and related expenditures	482,866	518,649
Total operating expenses	2,190,680	2,844,008

Operating income (loss)	(878,586)	3,699,943

Other income (expense):
Interest and other income	31,015	59
Interest expense	(17,099)	(163,359)
Warrant and other finance expenses	-	(181,157)
Other income (expense)	13,916	(344,457)

Income (loss) before provision for income taxes	(864,670)	3,355,486
Income tax (provision) benefit	55,250	(421,500)
Income (loss) for the period	(809,420)	2,933,986
Accrued and deemed dividends on preferred stock	(175,139)	(130,320)
Income (loss) attributable to common stockholders	(984,559)	2,803,666
Income (loss) per common share - basic and diluted	$(0.00)	$0.01

Weighted average common shares outstanding
Basic	285,120,091	277,997,077
Diluted	285,120,091	279,143,600

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
[See Note 1 – Nature of Operations and Basis of Presentation]

						Total
	Preferred stock	Common stock		Additional	Accumulated	stockholders'
	Amount	Shares	Amount	paid-in capital	deficit	equity
	$		$	$	$	$
Balance, March 31, 2008	-	272,494,867	272,495	80,103,769	(82,081,588)	(1,705,324)
Sale of Series AA preferred stock and warrants
net of $134,773 recorded as warrant liability	615,227	-	-	-	-	615,227
Record $134,773 beneficial conversion
related to Series AA preferred stock	(134,773)	-	-	134,773	-	-
Reclassification of warrant liability to equity	-	-	-	132,315	-	132,315
Value assigned to modification of Seriess AA warrants	-	-	-	177,125	-	177,125
Dividends on Series AA preferred stock	28,459	-	-	(28,459)	-	-
Accretion of discount on Series AA preferred stock	101,861	-	-	(101,861)	-	-
Shares issued for term debt payments	-	3,018,331	3,018	376,982	-	380,000
Shares issued for debt financing fees	-	108,921	109	11,691	-	11,800
Proceeds from sale of common stock at an average price of $0.104 per share	-	6,345,549	6,346	653,654	-	660,000
Shares issued on exercise of 325,000 options at $0.09 per share on a cashless basis	-	156,896	157	(157)	-	-
Stock-based compensation	-	-	-	74,734	-	74,734
Income and comprehensive income	-	-	-	-	2,933,986	2,933,986
Balance, March 31, 2009	610,774	282,124,564	282,125	81,534,566	(79,147,602)	3,279,863
Dividends on Series AA preferred stock	31,993	-	-	(31,993)	-	-
Accretion of discount on Series AA preferred stock	143,146	-	-	(143,146)	-	-
Conversion of Series AA preferred stock	(212,083)	2,120,821	2,121	209,962	-	-
Shares issued for term debt payments	-	2,705,515	2,705	347,295	-	350,000
Stock-based compensation	-	-	-	156,328	-	156,328
Loss and comprehensive loss	-	-	-	-	(809,420)	(809,420)
Balance, March 31, 2010	573,830	286,950,900	286,951	82,073,012	(79,957,022)	2,976,771

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2010	2009
	$	$
OPERATING ACTIVITIES
Income (loss) for the period	(809,420)	2,933,986
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,933	17,532
Accretion related to promissory notes	6,141	41,773
Warrant modification and warrant derivative revaluation	-	174,667
Inventory market adjustment	65,459	-
Interest paid with common stock	10,631	38,526
Warranty provision	9,502	(53,368)
Stock-based compensation	156,328	74,734
Changes in assets and liabilities:
Accounts receivable	(14,978)	81,134
Inventory	104,626	(27,925)
Deposits and prepaid expenses	(32,964)	8,609
Accounts payable, trade	(150,903)	(583,317)
Accrued and other liabilities	(307,368)	130,989
Cash provided by (used in) operating activities	(944,013)	2,837,340

INVESTING ACTIVITIES
Purchase of property and equipment	(3,385)	(4,109)
Cash used in investing activities	(3,385)	(4,109)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	660,000
Proceeds from sale of preferred stock	-	700,000
Payments on secured promissory note	-	(450,000)
Payments on convertible term note	(47,865)	(51,357)
Proceeds from unsecured promissory note	-	40,000
Payment on unsecured promissory note	-	(40,000)
Cash provided by financing activities	(47,865)	858,643
Net increase (decrease) in cash and cash equivalents	(995,263)	3,691,874
Cash and cash equivalents, beginning of period	3,813,990	122,116
Cash and cash equivalents, end of period	2,818,727	3,813,990

See accompanying notes to consolidated financial statements including Note 3 for additional information regarding non-cash financing activities and cash payments

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company markets the eVU™ mobile entertainment system for the travel and recreational industries and licenses and enforcesits Flash-R™ portfolio of patents related to the use of flash memory in portable devices.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $79,957,022 at March 31, 2010. The Company’s profitability in fiscal 2009 resulted from one-time patent licensing revenues and there is no assurance of sufficient future licensing revenues from new licensees to sustain operations. Accordingly, the Company may incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. The Company's ability to continue as a going concern is in doubt and is dependent upon sustaininga profitable level of operations and if necessary obtaining additional financing.

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

Segment Information
With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing and enforcement. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing and enforcement consists of intellectual property revenues from the Flash-R patent portfolio. Segment information and related disclosures about the Company’s products, services, geographical areas and major customers is contained in Note 11.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Fair Value of Financial Instruments
Cash and cash equivalents are measured at fair value in the company’sfinancial statements. Accounts receivable are financial assets with carrying values that approximate fair value due to theshort-term nature of these assets. Accounts payable, deferred revenue and accrued and other liabilities are financial liabilities with carrying values thatapproximate fair value due to the short-term nature of these liabilities. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements andDisclosures (“ASC 820”) which established a fair value hierarchy that requires the company to maximize the use of observable inputs andminimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on thelowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measurefair value:
•	Level 1: inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•
Level 2: inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assetsand liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or canbe corroborated by observable market data for substantially the full term of assets or liabilities.

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets orliabilities.

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2010 are as follows:

	Fair Value Measurement as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	2,818,727	2,818,727	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

Translation of Foreign Currencies
Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated into U.S. dollars at the rates prevailing on the respective transaction dates. Gains and losses on foreign currency transactions, which have not been material, are reflected in the consolidated statements of operations in other income (expense) for the reporting period. To date foreign currency transactions are primarily undertaken in European countries. Foreign currency gain for the year ended March 31, 2010 was $11,015 (2009 - loss of $1,805).

Income (Loss) per Share
Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The income attributable to common stockholders is reduced and the loss attributable to common stockholder is increased by accrued and deemed dividends on preferred stock during the years ended March 31, 2010 and 2009 of $175,139 and $130,320, respectively. Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible preferred stock, stock options, warrants, and convertible debt. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

The following table sets forth the computation of basic and diluted earnings per share:

Year Ended March 31,	2010	2009
Basic
Income (loss) attributable to common stockholders	$(984,559)	$2,803,666
Weighted average common shares outstanding (basic)	285,120,091	277,997,077
Basic income (loss) per common share	$(0.00)	$0.01

Diluted
Income (loss) attributable to common stockholders	$(984,559)	$2,803,666
Plus:
Accrued and deemed dividends on preferred stock (1)	-	-
Income (loss) for diluted	$(984,559)	$2,803,666
Common and potential common shares:
Weighted average common shares outstanding	285,120,091	277,997,077
Assumed conversion of preferred stock (1)	-	-
Assumed exercise of options and warrants	-	1,258,422
Common and potential common shares	285,120,091	279,255,499
Diluted income (loss) per common share	$(0.00)	$0.01

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	18,449,200	19,364,976

(1) The convertible preferred stock and convertible term note were antidilutive for the respective periods.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cashequivalents and trade receivables. The Company at March 31, 2010 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account in excess of amounts insured by federal agencies. Effective October 14, 2008, FDIC deposit insurance was changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2009. This full coverage for non-interest bearing accounts was subsequently extended through June 30, 2010. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number and nature of customerscomprising the Company’s customer base and their geographic dispersion. The Company has not incurred any significant creditrelated losses.

The Company relies on one third-party contract manufacturer to produce its eVUmobile entertainment product and generally relies on single suppliers for batteries, charging stations and other components. The Company also relies on one legal firm to represent it in patent licensing and enforcement matters.

Guarantees and Indemnifications
The Company enters into standard indemnification agreements in the ordinary course of business. Some of the Company’s product sales and services agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450, Contingencies. The indemnification is generally limited to the amount paid by the customer. To date, there have been no claims under such indemnification provisions.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

The Company provides a one-year limited warranty for most of its products.

Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. The Company’s segments have the following revenue recognition policies:

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

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and ASC 605-25,Multiple-Element Arrangements, when an arrangement contains multiple elements with standalone value, such as hardware and content or other services, revenue is allocated based on the fair value of each element as evidenced by vendor specific objective evidence. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or services. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the Company’s revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until the Company can objectively determine the fair value of all remaining undelivered elements.

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

Patent Licensing and Enforcement
The Company’s central patent licensing operations include the licensing and enforcement of its patented technologies. These activities include the negotiation of licensing arrangements with users of patented technologies to realize a fair and reasonable license fee for all applicable periods (periods prior to and subsequent to the execution of the license agreement). In most instances, the Company must initiate patent litigation against infringers who are otherwise unwilling to engage in technology licensing negotiations, or in cases where a disagreement exists regarding whether or not infringement exists.

Revenues generated from license agreements are recognized in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured. The Company applies the guidance of SEC Staff Accounting Bulletin Topic 13.A.3(f), Nonrefundable Up-Front Fees, to its patent license and settlement agreements using the specific performance method analogous to the sale of an asset in such literature as ASC 840, Leasesand ASC 926-605, Entertainment – Films, Revenue Recognition.At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. The Company has no licenses that do not include settlement and covenants not to sue.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Until fiscal 2010 all patent licenses provided for a contractually determined one time fully paid up license inconsideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned by the Company.In December 2009 the Company entered into its first license agreement providing for future royalties based on future licensee activities. Licenses granted are perpetual in nature, extending until the expiration of the related patents. The execution of license agreements also provides for the release of the licensee from certain claims and the dismissal of any pending litigation.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license and related releases, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. Licensees that pay license fees on a periodic basis generally report actual activity after the activity takes place. The amount of license fees due under these license agreements each period cannot be reasonably estimated by management.  Consequently, the Company recognizes revenue from these licensing agreements on a lag basis as royalties are reported provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

The Company considers its licensing and enforcement activities as one unit of accounting under ASC 605-25, Multiple-Element Arrangements as the delivered items do not have value to customers on a stand alone basis,there are no undelivered elements and there is no general right of return relative to the license.Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release. Also due to the fact that the settlement element and license element for past and future use are the major central business activities of the Company’s licensing segment, the Company does not present these two elements as different revenue streams in its consolidated statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release.

The Company evaluates each new license agreement for revenue recognition in accordance with the above criteria and applicable literature.

The Company values nonexclusive cross licenses received only if directly used in operations. To date the Company has not valued any cross licenses received as they were considered part of the customer’s overall license and settlement strategy and are not used in the Company’s products.

Patent license costs of revenues include contingency legal and other direct costs associated with patent licensing and enforcement.

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

Shipping and Handling Costs and Sales Taxes
Amounts paid by customers for shipping and handling and for sales taxes areincluded in product revenues.  Actual shipping and handling costs and sales taxes are included in product cost of revenues.

Inventory
Inventory is recorded at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value.The Company writes its inventory down for estimated obsolescence or lack of marketability equal to the difference between cost of inventory and the net realizable value based upon assumptions about future selling prices, demand, technology developments and market conditions.See Note 12 for purchase commitments.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. When assets are sold or retired, the cost and accumulated depreciation are removed from the respective accounts and any gain or loss on the disposition is credited or charged to income. Maintenance and repair costs are charged to operations when incurred. The Company reviews the carrying amount of fixed assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets.

Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization. These costs are capitalized and amortized on a straight-line basis over the estimated periods benefited by the asset. The Company assesses the recoverability of any affected long-lived assets in accordance with ASC 350-30-35-14 by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows.

Advertising
Advertising costs are charged to expense as incurred.  The Company expensed $9,259 and $10,031 for the years ending March 31, 2010 and 2009, respectively.

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

Income Taxes
The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provides a full valuation reserve related to its net deferred tax assets. In the future, if sufficient evidence of an ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, the Company may be required to reduce the valuation allowances, resulting in income tax benefits in the consolidated statement of operations.  The Company evaluates the realizability of the deferred tax assets and assesses the need for valuation allowance quarterly.  The utilization of the net operating loss carry forwards could be substantially limited due to restrictions imposed under federal and state laws upon a change in ownership.The Company has experienced various ownership changes as a result of past financings and could experience future ownership changes.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Upon the adoption of accounting for uncertainty in income taxes, as of April 1, 2007 the Company recognized no adjustment for uncertain tax provisions and the total amount of unrecognized tax benefits as of April 1, 2007 was $-0-.  At the adoption date of April 1, 2007, deferred tax assets were fully reserved by a valuation allowance to reduce the deferred tax assets to zero, the amount that more likely than not is expected to be realized.

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2010, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2005 through 2009 remain open under the statue of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (“NOL”) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1993.

Stock-based Compensation
The Company has adopted stock plans as summarized in Note 10. The Company measures all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The Company records the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

The Company recorded $156,328 and $74,734 of stock-based compensation expense for the years ended March 31, 2010 and 2009, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year Ended March 31,	2010	2009
	$	$
Research and development	26,703	26,620
Selling and administrative	129,625	48,114
Total stock-based compensation expense	156,328	74,734

While certain research and development personnel costs are allocated to cost of revenues for proportionate time spent on product and content services, the amounts of related stock-based compensation costs are not considered significant.

Comprehensive Loss
Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2010 and 2009, there were no material differences between comprehensive loss and net loss for the year.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Derivative Instruments
The Company values derivative instruments related to the classification and measurement of warrants and equity instruments with embedded conversion features in accordance with ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. The Company makes certain assumptions and estimates to value its derivative liabilities. Factors affecting these liabilities and values include changes in the stock price and other assumptions.

Reclassifications
Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no affect on the reported net income (loss).

Recent Accounting Pronouncements

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

Effective April 1, 2009 and as amended in February 2010, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on the Company’s consolidated financial statements.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

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

ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65”) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for our fiscal years beginning after December 15, 2008.The provisions of are applied prospectively upon adoption except for the presentation and disclosure requirements that are applied retrospectively. The Company has no non-controlling interests and accordingly the adoption on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

New Accounting Pronouncements
In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company believes this pronouncement is consistent with and will not change its revenue recognition for patent licenses and will have no impact on its consolidated financial statements.

3. STATEMENT OF CASH FLOWS
The Company had non-cash operating and financing activities and made cash payments as follows:

Year Ended March 31,	2010	2009
	$	$
Non-cash financing activities:
Common stock issued on conversion of preferred stock	212,083	-
Accounts payable exchanged for preferred stock	-	50,000
Shares issued for term debt payments	350,000	380,000
Shares issued for financing fees	-	11,800
Options exercised on a cashless basis	-	29,250
Options granted for stock appreciation rights obligation	-	26,620
Accrued and deemed dividends on preferred stock	175,139	130,320
Warrant derivative liability reclassified as equity	-	132,315
Cash payments during year for:
Interest	327	83,059
Income taxes - net	104,750	264,000

4. INVENTORIES
Inventories consist of the following:

March 31,	2010	2009
	$	$
Raw materials	111,399	140,544
Work in process	19,033	28,335
Finished goods	216,646	348,284
	347,078	517,163

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $65,459 at March 31, 2010.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

5. PROPERTY, EQUIPMENT AND INTANGIBLES
Property and equipment consisted of the following:

Year Ended March 31,	2010	2009
	$	$
Computer hardware and software	50,706	47,321
Furniture and equipment	26,499	26,499
Machinery and equipment	72,499	72,499
Leasehold improvements	1,639	1,639
Tooling	19,720	19,720
	171,063	167,678
Accumulated depreciation and amortization	(159,973)	(141,040)
	11,090	26,638

Intangible assets consisted of the following:

Year Ended March 31,	2010	2009
	$	$
Patents and licenses	24,409	24,409
Accumulated amortization	(24,409)	(24,409)
	-	-

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

March 31,	2010	2009
	$	$
Payroll and related	103,607	112,727
Deferred revenue	153,743	68,296
Customer deposits	-	80,000
Accrued litigation	-	100,000
Warranty reserve	5,262	14,155
Accrued state taxes	-	157,500
Accrued professional fees	45,000	45,000
Deferred rent	8,336	12,136
	315,948	589,814

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Details of the estimated warranty liability are as follows:

Year Ended March 31,	2010	2009
	$	$
Beginning balance	14,155	109,138
Warranty provision	9,502	(53,368)
Warranty deductions	(18,395)	(41,615)
Ending balance	5,262	14,155

7. CONVERTIBLE TERM NOTE
On December 12, 2006 the Company became obligated on a 7.5% Convertible Subordinated Term Note (“Term Note”) in the original principal amount of $970,752 with monthly principal and interest installments starting at $6,000 in December 2006, increased to $15,000 in February 2007, increased to $30,000 in December 2007 and to $50,000 in December 2008. The last installment of the note was paid at maturity in November 2009.  While outstanding the Term Note was convertible, subject to certain limitations, at $0.30 per share of common stock.

For the year ended March 31, 2010 the Company made the final monthly payment totaling $47,865 in cash and seven monthly payments aggregating $350,000 by issuing 2,705,515 shares of common stock. For the year ended March 31, 2009 the Company made two monthly payments totaling $60,000 in cash and ten monthly payments aggregating $380,000 by issuing 3,018,331 shares of common stock.

8. INCOME TAXES
Details of the income tax benefit (provision) for the years ended March 31, 2010 and 2009 are as follows:

Year ended March 31,	2010	2009
	$	$
Current tax benefit (expense)	55,250	(421,500)
Deferred tax benefit (expense)	256,000	(868,000)
Change in valuation allowance	(256,000)	868,000
Income tax benefit (provision)	55,250	(421,500)

Details of tax benefit (provision) are as follows:

Year ended March 31,	2010	2009
	$	$
Current tax benefit (expense):
Federal benefit (expense)	-	-
State expense	(2,500)	(157,500)
Foreign benefit (expense)	57,750	(264,000)
	55,250	(421,500)

The Company paid $206,250 of foreign taxes during the year ended March 31, 2010 and received a refund of $264,000 of foreign taxes withheld and paid in the prior year in connection with patent licensing agreements. In the year ended March 31, 2009 the Company also generated a tax liability to the state of California due to the suspension of the net operating loss (“NOL”) carryforwards for the 2008 and 2009 tax years. The state tax liability of $157,500 was after a reduction of 50% from the use of allowable research and development (“R&D”)credits generated in prior years.

The Company has U.S. federal NOL carryforwards available at March 31, 2010 of approximately $51,800,000 (2009 - $50,900,000) that will begin to expire in 2011. The Company has state net operating loss carryforwards of $18,500,000 (2009 - $18,600,000) that will begin to expire in 2012.  The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. The foreign taxes paid create a foreign tax credit carryover that will be available to offset federal tax expense in future years, subject to certain limitations.  The foreign tax credit carryover expires beginning in 2021.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Utilization of the NOL and any R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code (“IRC”) of 1986 and similar state provisions, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the date of currently available NOLs from fiscal 1995, the Company has raised capital through the issuance of capital stock using multiple types of securities on multiple occasions which, the Company believes, caused multiple ownership changes as defined by Section 382. The Company has performed a 382 analysis to assess whether ownership changes have occurred which would limit the Company’s utilization of its NOLs and any R&D credits carryforwards. Based on this analysis, the Company determined that no ownership changes have occurred since March 31, 2000. Accordingly, NOL carryforwards generated during the 2001 through 2008 fiscal years, are generally not subject to Section 382 limitations and the Company will be able to utilize such NOLs and any R&D carryforwards provided it generates sufficient future earnings. Future ownership changes may limit the Company’s ability to fully utilize these tax benefits.Accordingly, the Company has recorded the deferred tax assets associated with such federal NOLs, related state NOLs, and R&D tax creditsalong with a corresponding valuation allowance.

During the year ended March 31, 2010 the Company completed a study of prior year R&D credits and updated the related unrecognized tax benefits included in the table below for each year. Due to the existence of the valuation allowance, this change and future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

Significant components of the Company’s deferred tax assets as of March 31, 2010 and 2009 are shown below. A valuation allowance of $10,791,000 and $10,535,000 was established at March 31, 2010 and 2009 respectively, to offset the net deferred tax assets as realization is uncertain. When and if the Company can sustain consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

March 31,	2010	2009
	$	$
Deferred tax assets:
Net operating loss carryforwards	9,623,000	9,252,000
Foreign tax credit	206,000	264,000
Research tax credit	1,573,000	1,573,000
Stock-based compensation	88,000	65,000
Accruals and other	151,000	150,000
	11,641,000	11,304,000

Deferred tax liabilities:
Depreciation and amortization	(35,000)	(31,000)
State taxes	(815,000)	(738,000)
	(850,000)	(769,000)
Deferred tax assets	10,791,000	10,535,000
Valuation allowance for deferred tax assets	(10,791,000)	(10,535,000)
Net deferred taxes	-	-

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended March 31, 2010 and 2009 is as follows:

Year ended March 31,	2010	2009
	$	$
Income taxes benefit (expense) computed at federal statutory rate	302,500	(1,174,000)
Foreign taxes (refund), net	57,750	(264,000)
Foreign tax credit (reduction), net	(57,750)	264,000
Permanent book-tax differences	(33,250)	(69,000)
State income tax (expense) benefit, net of federal effect	42,000	(204,000)
State tax credit	-	157,500
Change in valuation allowance	(256,000)	868,000
Income tax benefit (provision)	55,250	(421,500)

9. CAPITAL STOCK
Authorized Capital
The authorized capital of the Company consists of 350,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

Common Stock
The issued common stock of the Company consisted of 286,950,900 and 282,124,564 common shares as of March 31, 2010 and 2009, respectively.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

The proceeds of $750,000 were allocated between the fair value of the Series AA Stock ($615,227) with the value of the Series AA Warrants ($134,773) treated as a discount to the Series AA Stock. The Company determined the fair value of the Series AA Warrants using the Black-Scholes option pricing model with the following assumptions: no dividend yield; weighted average risk free rate of 2.93%; volatility of 60.6% and a term of one year. Further, the Company calculated the intrinsic value of the beneficial conversion feature as $134,773. The total discount to the Series AA Stock of $269,546, consisting of the value of the Series AA Warrants and the amount of the beneficial conversion feature, is being accreted as a deemed dividend over the term of the Series AA Stock. A total of $143,146 of the discount was accreted as a deemed dividend for the year ended March 31, 2010 (2009 - $101,861) by a charge to paid-in capital. The stated 5% dividend also accrues to the carrying value of the Series AA Stock. The deemed and stated dividends are also used in determining the net income (loss) attributable to common stockholders for the respective periods.

The Company recorded a liability of $134,773 for the derivative value of the warrants due to insufficient shares available for exercise. As a derivative liability this amount was evaluated for reclassification and adjusted at each reporting period based on the current market price. Upon the authorization and reservation of shares of common stock for exercise of the warrants on September 17, 2008, the Company determined the warrants were no longer a derivative liability. The value at that date of $132,315 was reclassified to paid-in capital and a net non-cash gain of $2,458 was recorded.  The Company also determined that the termination of the warrant redemption rights was an effective modification of the warrant term and calculated the fair value of the warrants immediately prior to the modification compared to the value immediately after the modification and recorded the difference in warrant value of $177,125. The net of warrant adjustments of $174,667 is included in warrant and other finance expenses.

During the year ended March 31, 2010 the Company issued 2,120,821 shares of common stock upon the conversion of 20,000 shares of Series AA Stock and accordingly 55,000 shares of Series AA Stock were outstanding at March 31, 2010.

Fusion Capital Equity Purchase Agreement
On January 2, 2007, the Company entered into an agreement with Fusion Capital Fund II, LLC (“Fusion”) pursuant to which the Company had the right, subject to certain conditions and limitations, to sell to Fusion common stock in specified limited amounts and increments, at the Company’s election, over a two year period that ended February 9, 2009 at prices determined based upon the market price of the Company’s common stock.During the year ended March 31, 2009 prior to termination of the agreement, the Company sold 6,345,549 common shares to Fusion under the agreement for cash of $660,000.

Share Warrants
A summary of warrant activity during the years ended March 31, 2009 and 2010 is presented below:

	Number	Average Purchase Price Per Share $
Shares purchasable under outstanding warrants at March 31, 2008	2,331,572	0.15
Stock purchase warrants issued	7,500,000	0.10
Shares purchasable under outstanding warrants at March 31, 2009	9,831,572	0.15
Stock purchase warrants expired	(2,331,572)	0.15
Shares purchasable under outstanding warrants at March 31, 2010	7,500,000	0.10

The Company has outstanding share warrants as of March 31, 2010, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrants	7,500,000	0.10	June 30, 2011

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

10. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Plan and Awards
The Company has stock options outstanding under its 2005 Equity-Based Compensation Plan covering a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants until 2015. At March 31, 2010 there were options outstanding on 4,715,500 common shares pursuant to the 2005 Plan with options on 4,910,000 shares available for future grant under the 2005 Plan plus any future forfeitures or cancellations from the 2005 Plan options currently outstanding.

The Company has granted options outside the above plan as inducements to new employees and for the continued service of key employees. At March 31, 2010 there were options outstanding on 250,000 common shares from grants outside the stock option plan.

In March 2009 the Company authorized 425,000 options to former employees to replace comparable stock-appreciation rights previously recorded as a $26,620 liability with such amount included in paid-in capital and stock-based compensation costs.

Stock-Based Compensation
The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended March 31, 2010 and 2009 (annualized percentages):

	Year Ended March 31,
	2010	2009
Volatility	77%	76%
Risk-free interest rate	0.95%	1.80%
Forfeiture rate	1.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.2	2.9
Weighted-average fair value of options granted	$0.06	$0.06

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term,to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience and is assumed at0.0% for nonemployees and certain long-term employees and 5.0% for other employees. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

Since the Company has a net operating loss carryforward as of March 31, 2010, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2010. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2010 or 2009 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2010 total estimated compensation cost of options granted but not yet vested was approximately $28,500 and is expected to be recognized over the weighted average period of 1.2 years.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Stock Option Summary Information
During fiscal 2010, 2,330,000 options (2009 – 1,537,500 options) were granted at exercise prices ranging from $0.11 to $0.15 (2009 - $0.11 to $0.22) per share. The following table summarizes stock option transactions:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2008	10,897,167	0.17
Fiscal 2009
Granted	1,537,500	0.13
Exercised	(325,000)	0.09
Canceled/expired	(4,059,167)	0.14
Outstanding March 31, 2009	8,050,500	0.16	126,050
Exercisable at March 31, 2009	6,346,332	0.17	72,875
Fiscal 2010
Granted	2,330,000	0.15
Exercised	-	0.09
Canceled/expired	(5,415,000)	0.17
Outstanding March 31, 2010	4,965,500	0.15	30,500
Exercisable at March 31, 2010	3,357,165	0.15	8,708

The following table summarizes the number of options exercisable at March 31, 2010 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2010	Number exercisable at March 31, 2010	Weighted Average exercise price	Weighted average remaining contractual life	Weighted average Exercise price of options exercisable at March 31, 2010
$	#	#	$	Years	$
$0.11-$0.115	1,600,000	491,665	0.11	3.3	0.11
$0.145-$0.16	2,730,000	2,230,000	0.16	2.6	0.15
$0.185-$0.23	635,500	635,500	0.19	1.1	0.19

The options generally vest over a period of two to three years. Options on 500,000 shares are subject to and vest based on future performance conditions.

11. SEGMENT INFORMATION
With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing and enforcement. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing  and enforcement consists of intellectual property revenues from the Flash-R patent portfolio.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

Reportable segment information for the years ended March 31, 2010 and 2009 is as follows:

Year Ended March 31,	2010	2009
	$	$
REVENUES:
Products and services	953,869	940,382
Patent licensing	1,600,000	10,115,350
Total revenue	2,553,869	11,055,732

GROSS PROFIT:
Products and services	327,009	412,688
Patent licensing	985,085	6,131,263
Total gross profit	1,312,094	6,543,951

RECONCILIATION:
Total segment gross profit	1,312,094	6,543,951
Operating expenses	(2,190,680)	(2,844,008)
Other income (expense)	13,916	(344,457)
Income (loss) before provision for income taxes	(864,670)	3,355,486

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

Year Ended March 31,	2010	2009
	$	$
United States	1,676,600	10,115,350
International	877,269	940,382
Total revenue	2,553,869	11,055,732

Revenues from two licensees and one customer each accounted for more than 10% of revenues for the year ended March 31, 2010. Revenues from five licensees each accounted for more than 10% of revenues for the year ended March 31, 2009. Accounts receivable from four parties comprised 28%, 21%, 18% and 15% of net accounts receivable at March 31, 2010. Accounts receivable from threeparties comprised 44%, 19% and 11% of net accounts receivable at March 31, 2009.

12. COMMITMENTS AND CONTINGENCIES

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2010

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

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By March 31, 2010 the Company had licensed and settled the litigation with three of the defendants.

Although most fees, costs and expenses of intellectual property litigation are covered under the Company’s arrangement with Duane Morris LLP as described below, the Company may incur support and related expenses for this litigation that may become material.

Commitment Related to Intellectual Property Legal Services
On March 23, 2007 the Company entered into an agreement for legal services and a contingent fee arrangement withDuane Morris LLP. The agreement provides that Duane Morris is the Company’s legal counsel inconnection with the assertion of the Company’s flash memory related patents against infringers (“PatentEnforcement Matters’).

Duane Morris has agreed to handle the Company’s Patent Enforcement Matters and certain related appeals on acontingent fee basis. Duane Morris also has agreed to advance certain costs and expenses including travel expenses,court costs and expert fees. The Company has agreed to pay Duane Morris a fee equal to 40% of any license orlitigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 50% of recovery if appealis necessary.

In the event the Company is acquired or sold or elects to sell the covered patents or upon certain other corporateevents or in the event the Company terminates the agreement for any reason, then Duane Morris shall be entitled tocollect accrued costs and a fee equal to three times overall time and expenses (approximately $690,000 at March 31, 2010) accrued in connection with theagreement and a fee of 15% of a good faith estimate of the overall value of the covered patents. Any such corporate event or termination fee will only be recorded if and when such applicable event becomes probable. The Company hasprovided Duane Morris a lien and a security interest in the covered patents to secure its obligations under theagreement.

Contract Manufacturers and Suppliers
At March 31, 2010 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $224,000 of future deliveries.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate monthly payment currently at $6,344 excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,534 in the fifty-first through the sixty-second month. Future commitments aggregated $103,787 at March 31, 2010. Office rent expense recorded by the Company for the year ended March 31, 2010 was $91,860 (2009 - $99,474).

13. RELATED PARTY TRANSACTIONS
On October 8, 2008 Eric M. Polis was appointed as a director of the Company. Mr. Polis is Secretary, Treasurer and a director of ASI Technology Corporation (“ASI”) the holder of an 18% Secured Promissory Note that was repaid in March 2009. The Company paid cash interest of $69,750 to ASI during the year ended March 31, 2009.

See additional related party disclosure in Note 9.