Form 10-Q
period 2010-06-30
E DIGITAL CORP
filed 2010-08-04
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 3, 2010 a total of 293,003,158 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	March 31,
	(Unaudited)	2010
	$	$
ASSETS
Current
Cash and cash equivalents	2,544,661	2,818,727
Accounts receivable	162,371	108,749
Inventory	291,972	347,078
Deposits and prepaid expenses	23,743	59,072
Total current assets	3,022,747	3,333,626
Property, equipment and intangibles, net of accumulated depreciation and amortization of $187,086 and $184,382, respectively	9,489	11,090
Total assets	3,032,236	3,344,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	118,226	51,997
Accrued and other liabilities	193,665	315,948
Total current liabilities	311,891	367,945
Total liabilities	311,891	367,945

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series AA Convertible Preferred stock, $0.001 par value, 100,000shares designated: -0- and 55,000 issued and outstanding, respectively Liquidation preference of $-0- and $598,370, respectively	-	573,830
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 and 286,950,900 shares issued and outstanding, respectively	293,003	286,951
Additional paid-in capital	82,734,556	82,073,012
Accumulated deficit	(80,307,214)	(79,957,022)
Total stockholders' equity	2,720,345	2,976,771

Total liabilities and stockholders' equity	3,032,236	3,344,716

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2010	2009
	$	$
Revenues:
Products	298,615	14,075
Services	188,519	208,955
Patent license	25,264	-
	512,398	223,030

Cost of revenues:
Products	241,685	49,004
Services	86,003	71,974
Patent license	10,106	-
	337,794	120,978
Gross profit	174,604	102,052

Operating expenses:
Selling and administrative	366,125	576,672
Research and related expenditures	158,671	79,581
Total operating expenses	524,796	656,253

Operating income (loss)	(350,192)	(554,201)

Other income (expense):
Interest expense	-	(10,047)
Other income (expense) - net	-	(4,828)
Other income (expense)	-	(14,875)

Income (loss) before provision for income taxes	(350,192)	(569,076)
Income tax (provision) benefit	-	-
Income (loss) for the period	(350,192)	(569,076)
Accrued and deemed dividends on preferred stock	(31,396)	(42,813)
Income (loss) attributable to common stockholders	(381,588)	(611,889)
Income (loss) per common share - basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding Basic and diluted	287,017,408	282,507,374

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the three months ended
	June 30,
	2010	2009
	$	$
OPERATING ACTIVITIES
Loss for the period	(350,192)	(569,076)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	2,704	5,057
Accretion related to promissory notes	-	3,652
Interest paid with common stock	-	6,367
Warranty provision	8,345	11,872
Stock-based compensation	93,766	11,745
Changes in assets and liabilities:
Accounts receivable	(53,622)	(124,768)
Inventory	55,106	(2,164)
Deposits and prepaid expenses	35,329	(5,088)
Accounts payable, trade	66,229	153,920
Accrued and other liabilities	(130,628)	(231,728)
Cash used in operating activities	(272,963)	(740,211)

INVESTING ACTIVITIES
Purchase of equipment	(1,103)	-
Cash used in investing activities	(1,103)	-
Net decrease in cash and cash equivalents	(274,066)	(740,211)
Cash and cash equivalents, beginning of period	2,818,727	3,813,990
Cash and cash equivalents, end of period	2,544,661	3,073,779

Supplemental disclosures of cash flow information:
Cash paid for interest	-	28
Cash paid for taxes	-	160,000
Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of preferred stock	605,226	-
Accrued and deemed dividends on preferred stock	31,396	42,813
Term note payments paid in common stock	-	150,000

See notes to interim consolidated financial statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company markets the eVU™ mobile entertainment system for the travel and recreational industries and licenses and enforces its Flash-R™ portfolio of patents related to the use of flash memory in portable devices.

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2010, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2010 filed on Form 10-K.

Going Concern
The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $80,307,214 at June 30, 2010.The Company has incurred losses in the current fiscal year to date and could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that are of significance, or potential significance to the Company.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855).” This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company adopted this update effective June 15, 2010 and it had no effect on our financial position.

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

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of this update had no effect on our financial position.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended June 30, 2010, or subsequently thereto, that we believe are of potential significance to our financial statements.

3. LOSS PER SHARE
Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The loss to common stockholders was increased by accrued and deemed dividends on preferred stock during the three months ended June 30, 2010 of $6,856 and $24,540 respectively (three months ended June 30, 2009 by $9,349 and $33,464 respectively). Diluted earnings per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding convertible preferred stock, stock options, and warrants. These securities were not included in the computation of diluted loss per share for the periods because they are antidilutive, but they could potentially dilute earnings per share in future periods.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	June 30,	March 31,
	2010	2010
	$	$
Raw materials	84,307	111,399
Work in process	18,662	19,033
Finished goods	189,003	216,646
	291,972	347,078

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $47, 157 and $65,459 at June 30, 2010  and March 31, 2010, respectively.

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

	Three Months Ended
	June 30,
	2010	2009
	$	$
Research and development	18,034	-
Selling and administrative	75,732	11,745
Total stock-based compensation expense	93,766	11,745

As of June 30, 2010 total estimated compensation cost of stock options granted but not yet vested was $20,986 and is expected to be recognized over the weighted average period of 1.0 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-month period ended June 30, 2010 (annualized percentages). No options were granted during the three months ended June 30, 2009.

	Three Months Ended
	June 30,
	2010	2009
Volatility	76%	n/a
Risk-free interest rate	0.43%	n/a
Forfeiture rate	0.0%	n/a
Dividend yield	0.0%	n/a
Expected life in years	2.0	n/a
Weighted-average fair value of options granted	$0.04	n/a

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number or option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical and expected experience for determined option groups and is zero for options vesting on grant. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended
	June 30,
	2010	2009
	$	$
Beginning balance	5,262	14,155
Warranty provision	8,345	11,872
Warranty deductions	-	(9,889)
Ending balance	13,607	16,138

7. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2010:

	Preferred stock	Common stock		Additional	Accumulated	Total stockholders'
	Amount	Shares	Amount	paid-in capital	deficit	equity
	$		$	$	$	$
Balance, April 1, 2010	573,830	286,950,900	286,951	82,073,012	(79,957,022)	2,976,771
Dividends on Series AA preferred stock	6,856	-	-	(6,856)	-	-
Accretion of discount on Series AA preferred stock	24,540	-	-	(24,540)	-	-
Conversion of Series AA preferred stock	(605,226)	6,052,258	6,052	599,174	-	-
Stock-based compensation	-	-	-	93,766	-	93,766
Loss and comprehensive loss	-	-	-	-	(350,192)	(350,192)
Balance, June 30, 2010	-	293,003,158	293,003	82,734,556	(80,307,214)	2,720,345

Options
The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2010	4,965,500	0.15
Granted	2,320,000	0.09
Exercised	-
Canceled/expired	-
Outstanding June 30, 2010	7,285,500	0.13	$-
Exercisable at June 30, 2010	5,981,330	0.13	$-

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.23 and expire over the period from 2010 to 2014.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2010 of $0.09 and excludes the impact of options that were not in-the-money.

Share warrants
The Company has outstanding share warrants as of June 30, 2010, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrants	7,500,000	0.10	June 30, 2011

No options were granted, exercised or cancelled/expired during the three months ended June 30, 2010.

8. PREFERRED STOCK
On June 27, 2008 the Company issued 75,000 shares of 5% Series AA Convertible Preferred Stock (the “Series AA Stock”) with a stated value of $10 per share. Dividends of 5% per annum were payable in shares of common stock or at the Company’s election additional shares of Series AA Stock or under certain circumstances in cash. The stated value plus accrued dividends on Series AA Stock was convertible into common stock at $0.10 per common share with automatic conversion on June 30, 2010. On June 30, 2010 the Company issued 6,052,258 shares of common stock upon the conversion of 55,000 shares of Series AA Stock and as a result no shares of Series AA Stock remained outstanding at June 30, 2010.

9. FAIR VALUE MEASUREMENTS
Cash and cash equivalents are measured at fair value in the company’s financial statements. Accounts receivable are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable, deferred revenue and accrued and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which established a fair value hierarchy that requires the company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s cash and cash equivalents are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820).

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

Our reportable segment information for the three months ended June 30, 2010 and 2009 is as follows:

	For the three months ended
	June 30,
	2010	2009
	$	$
REVENUES:
Products and services	487,134	223,030
Patent licensing	25,264	-
Total revenue	512,398	223,030

GROSS PROFIT:
Products and services	159,446	102,052
Patent licensing	15,158	-
Total gross profit	174,604	102,052

RECONCILIATION:
Total segment gross profit	174,604	102,052
Operating expenses	(524,796)	(656,253)
Other income (expense)	-	(14,875)
Loss before income taxes	(350,192)	(569,076)

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

	For the three months ended
	June 30,
	2010	2009
	$	$
United States	25,264	-
International	487,134	223,030
Total revenue	512,398	223,030

Revenues from three customers comprised 44%, 18% and 14% of revenue for the three months ended June 30, 2010, with no other customer accounting for more than 10% of revenues. Revenues from three customers comprised 35%, 24% and 12% of revenue for the three months ended June 30, 2009. Accounts receivable from three customers comprised 37%, 27% and 16% of net accounts receivable at June 30, 2010.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

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

Contract Manufacturers and Suppliers
At June 30, 2010 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $42,000 of future deliveries.

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $6,344 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $84,755 at June 30, 2010.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at June 30, 2010 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account. FDIC deposit insurance has changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2010.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

12. INCOME TAXES
There is no income tax provision for the three months ended June 30, 2010 or 2009 due to net operating losses for which there is no benefit currently available.

At June 30, 2010, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2010.

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

General
We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We market our eVU mobile entertainment system for the travel and recreational industries and license and enforce our Flash-R portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers.

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

Overall Performance and Trends
We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first quarter and during the fiscal years ended March 31, 2010 and 2009. We successfully completed our first round of enforcement litigation in September 2009 when we licensed the last of the remaining original defendants. In November 2009 we filed additional enforcement actions against nineteen defendants, licensed our first customer from the second round in December 2009 and by March 31, 2010 had licensed a total of three licensees from the second round. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims and that we can result in significant future revenues from our patent portfolio.

Our eVU IFE business has remained slow due to airline economics. While we are seeing increased activity, we are unable to predict future sales levels in this market as orders are sporadic from both existing and new customers. We continue to pursue business in the airline and other markets for our eVU product line.

Management faces challenges for fiscal 2011 to execute its plan to grow product and service revenues and increase Flash-R patent portfolio license fees. We are in the early stages of licensing our patents and only recently filed additional infringement claims as described above and in Part II, Item 1 “Legal Proceedings” below. While we expect additional patent licenses in future periods there can be no assurance of the timing or amounts of any such license revenue. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the three months ended June 30, 2010 we recognized a net loss before income taxes of $350,192 compared to a net loss before income taxes of $569,076 for the comparable period of the prior fiscal year. Our revenues were $512,398 for the first three months of fiscal 2011with $25,264 of patent license revenue. This compares to $223,030 for the prior year’s first three months with no patent license revenue reported. We reported reduced operating expenses totaling $524,796 in the three months ended June 30, 2010 compared to $656,253 in the comparable period prior primarily due to reduced legal fees for litigation concluded in the prior year.

Our monthly cash operating costs average approximately $125,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters. We have incurred losses and negative cash flow from operations during fiscal 2010 and the first quarter of fiscal 2011. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended March 31, 2010. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, warranty obligations, stock-based compensation, fair values, derivatives, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense;
•	derivative instruments and preferred stock; and
•	income taxes.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended June 30, 2010. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2010.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

	Three Months Ended June 30,
	2010		2009
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	298,615	58%	14,075	6%	284,540	2022%
Services	188,519	37%	208,955	94%	(20,436)	(10)%
Patent license	25,264	5%	-	0%	25,264
	512,398	100%	223,030	100%	289,368	130%
Gross Profit:
Product gross profit (loss)	56,930	11%	(34,929)	(16)%	91,859	(263)%
Service gross profit	102,516	20%	136,981	61%	(34,465)	(25)%
Patent license	15,158	3%	-	0%	15,158
	174,604	34%	102,052	46%	72,552	71%
Operating Expenses:
Selling and administrative	366,125	71%	576,672	259%	(210,547)	(37)%
Research and related	158,671	31%	79,581	36%	79,090	99%
	524,796	102%	656,253	294%	(131,457)	(20)%
Other expense	-	0%	(14,875)	(7)%	14,875	(100)%
Loss before income taxes	(350,192)	(68)%	(569,076)	(255)%	218,884	(38)%

Loss Before Income Taxes
The $218,884 reduced loss before income taxes resulted primarily from increased product sales and margins and reduced operating expenses.

Revenues
Revenues increased $289,368 during the most recent fiscal quarter (Q1 of fiscal 2011) compared to the first quarter of the prior year. While service revenues declined by $20,436 due to customer mix, product sales increased by $284,540 primarily from a shipment to one new customer. eVU product sales activity in recent periods has been slow and sporadic due to airline industry economics with airlines curtailing expansion and new projects. Our product sales in the first quarter are not necessarily indicative of future orders and we had no significant product backlog at June 30, 2011. Our service arrangements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

We recognized $25,264 of patent license revenue from royalties during the most recent quarter. We have an outstanding complaint against nineteen additional electronics manufacturers, and while we expect additional patent licenses from these and other companies in future periods, there can be no assurance of the timing or amounts of future license revenue. We are pursuing new eVU and other technology business but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of any patent licensing arrangements.

Gross Profit
Gross profit for the first quarter of fiscal 2011 was $174,604 or 34% of revenues.  The gross profit for the prior year’s first quarter was $102,052 or 46% of revenues. While our margin on service declined from 65% to 54% due to repair and content mix, our product gross margin was positive in Q1 of fiscal 2011 due to higher product sales. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the three months ended June 30, 2011 declined by $131,457 compared to the same period in the year prior. The current period also included a $75,732 expense for noncash stock-based compensation expense compared to $11,745 for the prior year’s first quarter. Reduced current period selling and administrative expenses included $258,000 of reduced professional fees primarily due to reduced business litigation costs as a result of the favorable outcome of the digEcor litigation reported last year. Research and development expenses in the most recent quarter included $18,034 of noncash stock-based compensation costs. Research and development expenses also increased $40,000 related to staffing costs due to less allocation of personnel to service revenue work due to current research projects and an increase of $20,000 in outside engineering and consulting costs for new projects.

Research and development expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Other Income (Expense)
We had no other income or expenses in the current period compared to $14,875 of net other expenses for the prior year’s first quarter.

Income Taxes
There was no income tax expense or benefit for either period.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders for the most recent first quarter included the net loss after taxes of $350,192 reduced by accrued and deemed dividends on the Series AA Stock of $31,396 for a net loss attributable to common stockholders of $384,247. The net loss after tax for the prior comparable first quarter was $569,076 decreased by accrued and deemed dividends of $42,813 for net loss attributable to common stockholders of $611,889. Since all shares of Series AA Stock were converted into common at June 30, 2010 we will not have further Series AA dividends or accretion in future quarters.

Liquidity and Capital Resources
At June 30, 2010, we had working capital of $2,710,856 compared to a working capital of $2,965,681 at March 31, 2010. At June 30, 2010 we had cash on hand of $2,544,661.

Operating Activities
Cash used in operating activities was $272,963 for the three months ended June 30, 2010. Cash used in operating activities included the net loss of $350,192 reduced by net non-cash expenses of $104,815. Major components also providing operating cash was a decrease of $55,106 in inventory and an increase of $66,229 in accounts payable. Major components using operating cash included an increase of $53,622 in accounts receivable and a $130,628 reduction in accrued and other liabilities.

Cash used in operating activities during the three months ended June 30, 2009 was $740,211 with the larger usage caused by the larger net loss and increases in accounts receivable and decreases in accrued and other liabilities.

Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days of settlement or end of royalty reporting period.

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

Financing Activities
There were no cash financing activities during the quarters ended June 30, 2010 or 2009. On June 30, 2010 $605,226 of preferred stock automatically converted to common stock with no cash impact.

Debt and Other Commitments
We currently have no debt outstanding. At June 30, 2010 we were committed to approximately $42,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at June 30, 2010 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2010, our President and CEO (“Principal Executive Officer” or “PEO”) and Interim Chief Accounting Officer (“Principal Financial Officer” or “PFO”) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of March 31, 2010. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of March 31, 2010, there was a material weakness in our internal control over financial reporting: the lack of independent oversight by an audit committee of independent members of the Board of Directors. In light of this material weakness, management concluded that, as of March 31, 2010, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that with certain management oversight controls that are in place, the risks associated with the lack of independent audit committee oversight is not sufficient to justify the costs of adding additional directors and independent audit committee members at this time. Management will periodically reevaluate this situation. If we secure sufficient capital or improve operating results it is our intention to change the composition and/or size of the Board of Directors with emphasis on recruiting qualified independent audit committee members.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

In November 2009we filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. Subsequently we have licensed and settled with three of the defendants that agreed to payments with respect to our U.S. Patent 5,491,774.

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

•
On June 30, 2010 we issued 6,052,258 shares of common stock upon the conversion of 55,000 shares of Series AA Stock sold for $550,000 on June 27, 2008. The shares issued on exchange were issued without restrictive legend in reliance on Rule 144(d).

(b)	NONE
(c)	NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. (Removed and Reserved)

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

e.DIGITAL CORPORATION

Date: August 4, 2010	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer
(Principal Accounting and Financial Officer
and duly authorized to sign on behalf of the Registrant)