Form 10-Q
period 2010-09-30
E DIGITAL CORP
filed 2010-11-12
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November10, 2010 a total of 293,003,158 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION
INDEX
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010	3

Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2010 and 2009	5

Notes to Interim Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. (Removed and Reserved)	21
Item 5. Other Information	21
Item 6. Exhibits	22

SIGNATURES	22

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	March 31,
	(Unaudited)	2010
	$	$
ASSETS
Current
Cash and cash equivalents	2,144,904	2,818,727
Accounts receivable	169,418	108,749
Inventory, net	298,145	347,078
Deposits and prepaid expenses	45,568	59,072
Total current assets	2,658,035	3,333,626
Property, equipment and intangibles, net of accumulated depreciation and amortization of $189,661 and $184,382, respectively	6,914	11,090
Total assets	2,664,949	3,344,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	107,359	51,997
Accrued and other liabilities	103,036	315,948
Total current liabilities	210,395	367,945
Total liabilities	210,395	367,945

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: -0- and 55,000 issued and outstanding, respectively. Liquidation preference of $-0- and $598,370, respectively	-	573,830
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 and 286,950,900 shares issued and outstanding, respectively	293,003	286,951
Additional paid-in capital	82,740,954	82,073,012
Accumulated deficit	(80,579,403)	(79,957,022)
Total stockholders' equity	2,454,554	2,976,771

Total liabilities and stockholders' equity	2,664,949	3,344,716

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$
Revenues:
Products	54,212	43,440	352,827	57,515
Services	183,883	218,827	372,402	427,782
Patent license	-	1,250,000	25,264	1,250,000
	238,095	1,512,267	750,493	1,735,297

Cost of revenues:
Products	34,996	27,789	276,681	76,793
Services	98,929	104,834	184,932	176,808
Patent license	15,158	443,000	25,264	443,000
	149,083	575,623	486,877	696,601
Gross profit	89,012	936,644	263,616	1,038,696

Operating expenses:
Selling and administrative	273,788	250,741	639,913	827,413
Research and related expenditures	87,413	126,749	246,084	206,330
Total operating expenses	361,201	377,490	885,997	1,033,743

Operating income (loss)	(272,189)	559,154	(622,381)	4,953

Other income (expense):
Interest expense	-	(5,787)	-	(15,834)
Other income (expense) - net	-	1,269	-	(3,559)
Other income (expense)	-	(4,518)	-	(19,393)

Income (loss) before provision for income taxes	(272,189)	554,636	(622,381)	(14,440)
Income tax (provision) benefit	-	(206,250)	-	(206,250)
Income (loss) for the period	(272,189)	348,386	(622,381)	(220,690)
Accrued and deemed dividends on preferred stock	-	(55,888)	(31,396)	(98,701)
Income (loss) attributable to common stockholders	(272,189)	292,498	(653,777)	(319,391)
Income (loss) per common share - basic and diluted	(0.00)	0.00	(0.00)	(0.00)

Weighted average common shares outstanding
Basic	293,003,158	284,407,839	289,993,565	283,462,799
Diluted	293,003,158	286,048,464	289,993,565	283,462,799

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	September 30,
	2010	2009
	$	$
OPERATING ACTIVITIES
Loss for the period	(622,381)	(220,690)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	5,279	9,402
Accretion related to promissory notes	-	5,783
Interest paid with common stock	-	10,023
Warranty provision	11,327	8,466
Stock-based compensation	100,164	18,326
Changes in assets and liabilities:
Accounts receivable	(60,669)	(1,342,942)
Inventory	48,933	9,169
Deposits and prepaid expenses	13,504	1,353
Accounts payable, trade	55,362	(15,207)
Accrued and other liabilities	(224,239)	319,044
Cash used in operating activities	(672,720)	(1,197,273)

INVESTING ACTIVITIES
Purchase of equipment	(1,103)	-
Cash used in investing activities	(1,103)	-
Net decrease in cash and cash equivalents	(673,823)	(1,197,273)
Cash and cash equivalents, beginning of period	2,818,727	3,813,990
Cash and cash equivalents, end of period	2,144,904	2,616,717

Supplemental disclosures of cash flow information:
Cash paid for interest	-	28
Cash paid for taxes	-	160,000
Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of preferred stock	605,226	105,521
Accrued and deemed dividends on preferred stock	31,396	98,701
Term note payments paid in common stock	-	300,000

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

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2010, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2010 filed on Form 10-K.

Going Concern
The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $80,579,403 at September 30, 2010. The Company has incurred losses in the current fiscal year to date and could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that are of significance, or potential significance to the Company.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855). This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company adopted this update effective June 15, 2010 and it had no effect on its financial position.

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

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of this update had no effect on the Company’s financial position.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended September 30, 2010, or subsequently thereto, that the Company believes are of potential significance to its financial statements.

3. LOSS PER SHARE
Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The loss to common stockholders was increased by accrued and deemed dividends on preferred stock during the three and six months ended September 30, 2010 of $-0- and $31,396 respectively (three and six months ended September 30, 2009 by $55,888 and $98,701, respectively). Diluted earnings per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding convertible preferred stock, stock options, and warrants. These securities were not included in the computation of diluted loss per share for the periods because they are antidilutive, but they could potentially dilute earnings per share in future periods.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	September 30,	March 31,
	2010	2010
	$	$
Raw materials	87,854	111,399
Work in process	19,027	19,033
Finished goods	191,264	216,646
	298,145	347,078

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $50,328 and $65,459 at September 30, 2010 and March 31, 2010, respectively.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$
Research and development	4,330	1,037	22,364	1,037
Selling and administrative	2,068	5,544	77,800	17,289
Total stock-based compensation expense	6,398	6,581	100,164	18,326

As of September 30, 2010 total estimated compensation cost of stock options granted but not yet vested was $14,586 and is expected to be recognized over the weighted average period of 0.85 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the six-month periods ended September 30, 2010 and 2009 (annualized percentages).

	Six Months Ended
	September 30,
	2010	2009
Volatility	76%	71%
Risk-free interest rate	0.43%	1.45%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.0	2.5
Weighted-average fair value of options granted	$0.04	$0.05

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

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$
Beginning balance	13,607	16,138	5,262	14,155
Warranty provision	2,982	(3,406)	11,327	8,466
Warranty deductions	(6,466)	(7,373)	(6,466)	(17,262)
Ending balance	10,123	5,359	10,123	5,359

7. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2010:

	Preferred stock	Common stock		Additional	Accumulated	Total stockholders'
	Amount	Shares	Amount	paid-in capital	deficit	equity
	$		$	$	$	$
Balance, April 1, 2010	573,830	286,950,900	286,951	82,073,012	(79,957,022)	2,976,771
Dividends on Series AA preferred stock	6,856	-	-	(6,856)	-	-
Accretion of discount on Series AA preferred stock	24,540	-	-	(24,540)	-	-
Conversion of Series AA preferred stock	(605,226)	6,052,258	6,052	599,174	-	-
Stock-based compensation	-	-	-	100,164	-	100,164
Loss and comprehensive loss	-	-	-	-	(622,381)	(622,381)
Balance, September 30, 2010	-	293,003,158	293,003	82,740,954	(80,579,403)	2,454,554

Options
The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2010	4,965,500	0.15
Granted	2,320,000	0.09
Exercised	-
Canceled/expired	(320,000)	0.16
Outstanding September 30, 2010	6,965,500	0.13	$-
Exercisable at September 30, 2010	5,948,830	0.13	$-

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.23 and expire over the period from 2010 to 2014.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2010 of $0.08 and excludes the impact of options that were not in-the-money.

Share warrants
The Company has outstanding share warrants as of September 30, 2010, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrants	7,500,000	0.10	June 30, 2011

No warrants were granted, exercised or cancelled/expired during the six months ended September 30, 2010.

8. PREFERRED STOCK
On June 27, 2008 the Company issued 75,000 shares of 5% Series AA Convertible Preferred Stock (the “Series AA Stock”) with a stated value of $10 per share. Dividends of 5% per annum were payable in shares of common stock or at the Company’s election additional shares of Series AA Stock or under certain circumstances in cash. The stated value plus accrued dividends on Series AA Stock was convertible into common stock at $0.10 per common share with automatic conversion on June 30, 2010. On June 30, 2010 the Company issued 6,052,258 shares of common stock upon the conversion of 55,000 shares of Series AA Stock and as a result no shares of Series AA Stock remained outstanding thereafter.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Our reportable segment information for the three and six months ended September 30, 2010 and 2009 is as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$
REVENUES:
Products and services	238,095	262,267	725,229	485,297
Patent licensing	-	1,250,000	25,264	1,250,000
Total revenue	238,095	1,512,267	750,493	1,735,297

GROSS PROFIT (LOSS):
Products and services	104,170	129,644	263,616	231,696
Patent licensing	(15,158)	807,000	-	807,000
Total gross profit	89,012	936,644	263,616	1,038,696

RECONCILIATION:
Total segment gross profit	89,012	936,644	263,616	1,038,696
Operating expenses	(361,201)	(377,490)	(885,997)	(1,033,743)
Other income (expense)	-	(4,518)	-	(19,393)
Income (loss) before income taxes	(272,189)	554,636	(622,381)	(14,440)

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2010	2009	2010	2009
	$	$	$	$
United States	-	1,250,000	25,264	1,250,000
International	238,095	262,267	725,229	485,297
Total revenue	238,095	1,512,267	750,493	1,735,297

Revenues from three customers comprised 31%, 27% and 12% of revenue for the six months ended September 30, 2010, with no other customer accounting for more than 10% of revenues. Revenues from two customers comprised 72% and 12% of revenue for the six months ended September 30, 2009. Accounts receivable from three customers comprised 54%, 15% and 12% of net accounts receivable at September 30, 2010.

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

Commitment Related to Intellectual Property Legal Services
On March 23, 2007, the Company entered into an agreement for legal services and a contingent fee arrangement with Duane Morris LLP. The agreement provides that Duane Morris is the Company’s legal counsel in connection with the assertion of the Company’s flash memory related patents against infringers (“Patent Enforcement Matters’).

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

Contract Manufacturers and Suppliers
At September 30, 2010, the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $19,000 of future deliveries.

Facility Lease
In March 2006, the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with an aggregate payment of $6,344 per month excluding utilities and costs. The aggregate payments adjust annually with maximum aggregate payments totaling $6,535 in the fifty-first through the sixty-second month. Future lease commitments aggregated $65,343 at September 30, 2010.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at September 30, 2010 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account. FDIC deposit insurance has changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2010.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

12. INCOME TAXES
There is no income tax provision for the three or six months ended September 30, 2010 due to net operating losses for which there is no benefit currently available.

At September 30, 2010, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Our strategy is to market our eVU products and services to U.S. and international companies for use in the airline and other travel and leisure industries. We employ direct sales and sales through value added resellers (VARs) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009, we filed an additional patent infringement complaint against nineteen companies and we have subsequently licensed and settled with three companies. While we expect to file future complaints against additional companies and license additional companies there can be no assurance of the timing or amounts of any related license revenue.

Our business is high risk in nature. There can be no assurance we can achieve sufficient eVU or patent license revenues to sustain profitability. We continue to be subject to the risks normally associated with any new business activity, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends
We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first six months and during the fiscal years ended March 31, 2010 and 2009. We successfully completed our first round of enforcement litigation in September 2009 when we licensed the last of the remaining original defendants. In November 2009 we filed additional enforcement actions against nineteen defendants, licensed our first customer from the second round in December 2009 and by March 31, 2010 had licensed a total of three licensees from the second round. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that could result in significant future revenues from our patent portfolio.

Our eVU in-flight entertainment (“IFE”) business has remained slow due to airline economics. While we are seeing increased activity, we are unable to predict future sales levels in this market as orders are sporadic from both existing and new customers. We continue to pursue business in the airline and other markets for our eVU product line.

Management faces challenges for the remainder of fiscal 2011 to execute its plan to grow product and service revenues and increase Flash-R patent portfolio license fees. We are in the early stages of licensing our patents and only recently filed additional infringement claims as described above and in Part II, Item 1 “Legal Proceedings” below.  While we expect additional patent licenses in future periods there can be no assurance of the timing or amounts of any such license revenue. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles as well as warranty and other risks in our business.

For the six months ended September 30, 2010 we recognized a net loss before income taxes of $622,381 compared to a net loss before income taxes of $14,440 for the comparable period of the prior fiscal year. Our revenues were $750,493 for the first six months of fiscal 2011 with $25,264 of patent license revenue. This compares to $1,735,297 for the prior year’s first six months with $1,250,000 of patent license revenue reported. We reported reduced operating expenses totaling $885,997 in the six months ended September 30, 2010 compared to $1,033,743 in the comparable period prior primarily due to reduced legal fees for litigation concluded in the prior year.

Our monthly cash operating costs average approximately $125,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters. We have incurred losses and negative cash flow from operations during fiscal 2010 and the first half of fiscal 2011. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

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

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	estimates and allowances (primarily doubtful accounts and inventory obsolescence);
•	stock-based compensation expense; and
•	income taxes.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended September 30, 2010. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2010.

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended September 30,
	2010		2009
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	54,212	23%	43,440	3%	10,772	25%
Services	183,883	77%	218,827	14%	(34,944)	(16)%
Patent license	-	0%	1,250,000	83%	(1,250,000)
	238,095	100%	1,512,267	100%	(1,274,172)	(84)%
Gross Profit:
Product gross profit (loss)	19,216	8%	15,651	1%	3,565	23%
Service gross profit	84,954	36%	113,993	8%	(29,039)	(25)%
Patent license	(15,158)	(6)%	807,000	53%	(822,158)
	89,012	37%	936,644	62%	(847,632)	(90)%
Operating Expenses:
Selling and administrative	273,788	115%	250,741	17%	23,047	9%
Research and related	87,413	37%	126,749	9%	(39,336)	(31)%
	361,201	152%	377,490	25%	(16,289)	(4)%
Other expense	-	0%	(4,518)	(0)%	4,518	(100)%
Income (loss) before income taxes	(272,189)	(114)%	554,636	37%	(826,825)	(149)%

Income (Loss) Before Income Taxes
The loss before income taxes resulted primarily from no patent license revenue in the most recent quarter and product sales and margins insufficient to cover reduced operating expenses compared to the comparable quarter of the prior year.

Revenues
Revenues decreased during the most recent fiscal quarter (Q2 of fiscal 2011) compared to the second quarter of the prior year due to no patent license revenue. While product and service revenues were comparable to the prior year, Q2 of the prior year included $1,250,000 of patent license revenue. eVU product sales activity has been slow and sporadic due to airline industry economics, with airlines curtailing expansion and new projects. Our product sales in the second quarter are not necessarily indicative of future orders and we had no significant product backlog at September 30, 2010. Our service arrangements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

We have an outstanding complaint against sixteen additional electronics manufacturers, and while we expect additional patent licenses from these and other companies in future periods, there can be no assurance of the timing or amounts of future patent license revenue. We are pursuing new eVU and other technology business but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of any patent licensing arrangements.

Gross Profit
Gross profit for the second quarter of fiscal 2011 was $89,012 or 37% of revenues.  The gross profit for the prior year’s first quarter was $936,644 or 62% of revenues due to $807,000 of margin from patent licensing. Our margin on service declined from 52% to 46% due to repair and content mix. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the three months ended September 30, 2010 declined by $23,047 compared to the same period in the year prior. The current period included a $2,068 expense for noncash stock-based compensation expense compared to $5,544 for the prior year’s second quarter. Reduced current period selling and administrative expenses included $34,000 of reduced compensation costs due to reduced staffing. The prior year Q2 included the benefit of $100,000 litigation accrual reversal as a result of a favorable litigation outcome.

Research and related expenses in the most recent quarter included $4,330 of noncash stock-based compensation costs compared to $1,037 in the prior year Q2. Research and related expenses decreased $39,336 due to reduced staffing costs and more allocation of dual use personnel to service revenue work. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Other Income (Expense)
We had no other income or expenses in the current period compared to $4,518 of net other expenses for the prior year’s second quarter.

Income Taxes
There was no income tax expense or benefit for the current period and the prior year Q2 included a foreign tax provision of $206,250.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders equaled the net loss after taxes of $272,189. The net income after tax for the prior comparable second quarter was $348,386 decreased by accrued and deemed dividends of $55,888 for net income attributable to common stockholders of $292,498. Since all shares of Series AA Stock were converted into common at June 30, 2010 we had no Series AA dividends or accretion in Q2 and will have no further dividends or accretion in future quarters.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

	Six Months Ended September 30,
	2010		2009
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	352,827	47%	57,515	3%	295,312	513%
Service revenues	372,402	50%	427,782	25%	(55,380)	(13)%
Patent license	25,264	3%	1,250,000	72%	(1,224,736)	(98)%
	750,493	100%	1,735,297	100%	(984,804)	(57)%
Gross Profit:
Product gross profit	76,146	10%	(19,278)	-1%	95,424	(495)%
Service gross profit	187,470	25%	250,974	15%	(63,504)	(25)%
Patent license gross profit	-	0%	807,000	47%	(807,000)	(100)%
	263,616	35%	1,038,696	60%	(775,080)	(75)%
Operating Expenses:
Selling and administrative	639,913	85%	827,413	48%	(187,500)	(23)%
Research and related	246,084	33%	206,330	12%	39,754	19%
	885,997	118%	1,033,743	60%	(147,746)	(14)%
Other expense	-	0%	(19,393)	(1)%	19,393	(100)%
Loss before income taxes	(622,381)	(83)%	(14,440)	(1)%	(607,941)	4210%

Loss Before Income Taxes
The loss before income taxes of $622,381 resulted primarily from no patent license revenue in the most recent quarter and product sales and margins insufficient to cover reduced operating expenses compared to the comparable six months of the prior year which included $1,250,000 of patent license revenue.

Revenues
Revenues decreased during the most recent six months compared to the comparable period of the prior year due to the decrease in patent license revenue from $1,250,000 to $25,264. We currently have two licensees reporting periodic royalties with one such payment recognized in Q1, all other royalties including the $1,250,000 in the prior year Q2 have been one time fully paid up royalties. Product revenues increased $295,312 due to increased Q1 product sales. Service revenues vary depending on repair and content services provided to a changing customer mix. eVU product sales activity has been slow and sporadic due to airline industry economics with airlines curtailing expansion and new projects. Our product sales for the first six months are not necessarily indicative of future orders and we had no significant product backlog at September 30, 2010. Our service arrangements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

We have an outstanding complaint against sixteen additional electronics manufacturers, and while we expect additional patent licenses from these and other companies in future periods, there can be no assurance of the timing or amounts of future patent license revenue. We are pursuing new eVU and other technology business but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of any patent licensing arrangements.

Gross Profit
Gross profit for the six months ended September 30, 2010 was $263,616 or 35% of revenues.  The gross profit for the prior year’s first six months was $1,038,696 or 60% of revenues including $807,000 of margin from patent licensing. While our margin on service declined from 58% to 50% due to repair and content mix, our product gross margin was positive compared to the prior year. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the six months ended September 30, 2010 declined by $187,500 compared to the same period in the year prior. The current period included a $77,800 expense for noncash stock-based compensation expense compared to $17,289 for the prior year’s first six months. Reduced current period selling and administrative expenses included $209,000 of reduced professional fees primarily due to reduced business litigation costs as a result of the favorable outcome of the digEcor litigation reported last year.

Research and related expenses in the most recent six month period ended September 30, 2010 included $22,364 of noncash stock-based compensation costs compared to $1,037 in the prior year. Increased research and related expenses included $46,500 of increased staffing and consulting costs primarily associated with new projects. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Other Income (Expense)
We had no other income or expenses in the current six month period ended September 30, 2011 compared to $19,393 of net other expenses for the prior year’s first six months consisting primarily of interest expense.

Income Taxes
There was no income tax expense or benefit for the current six month period and the prior year included a foreign tax provision of $206,250 on patent license revenues.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders equaled the net loss after taxes of $622,381. The net loss after tax for the prior comparable six month period was $220,690 decreased by accrued and deemed dividends of $98,701 for net loss attributable to common stockholders of $319,391. Since all shares of Series AA Stock were converted into common stock at June 30, 2010 we will not have further Series AA dividends or accretion in future quarters.

Liquidity and Capital Resources
At September 30, 2010, we had working capital of $2,447,640 compared to a working capital of $2,965,681 at March 31, 2010. At September 30, 2010 we had cash on hand of $2,144,904.

Operating Activities
Cash used in operating activities was $672,720 for the six months ended September 30, 2010. Cash used in operating activities included the net loss of $622,381 reduced by net non-cash expenses of $116,770. Major components also providing operating cash was a decrease of $48,933 in inventory and an increase of $55,362 in accounts payable. Major components using operating cash included an increase of $60,669 in accounts receivable and a $224,239 reduction in accrued and other liabilities including a reduction of $153,743 reduction in deferred revenue and customer deposits at March 31, 2010 that converted into revenue during the six months ended September 30, 2010.

Cash used in operating activities during the six months ended September 30, 2009 was $1,197,273 with the larger usage caused by a $1,342,942 increase in accounts receivable from patent license activity. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days of settlement or end of royalty reporting period.

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

Financing Activities
There were no cash financing activities during the six months ended September 30, 2010 or 2009. On June 30, 2010 $605,226 of preferred stock automatically converted to common stock with no cash impact.

Debt and Other Commitments
We currently have no debt outstanding other than trade payables and accruals. At September 30, 2010 we were committed to approximately $19,000 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at September 30, 2010 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2010, our President and CEO (“Principal Executive Officer” or “PEO”) and Interim Chief Accounting Officer (“Principal Financial Officer” or “PFO”) have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

In November 2009, we filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. Subsequently we have licensed and settled with three of the defendants.

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

e.DIGITAL CORPORATION

Date: November 12, 2010	By:	/s/ ROBERT PUTNAM
Robert Putnam, Interim Chief Accounting Officer
(Principal Accounting and Financial Officer
and duly authorized to sign on behalf of the Registrant)