Form 10-Q
period 2010-12-31
E DIGITAL CORP
filed 2011-02-03
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

Commission File Number 0-20734

e.Digital Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0591385
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

16770 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 304-3016
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes   ☐ No  (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 1, 2011 a total of 293,003,158 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	March 31,
	(Unaudited)	2010
	$	$
ASSETS
Current
Cash and cash equivalents	1,931,824	2,818,727
Accounts receivable	93,202	108,749
Inventory, net	289,969	347,078
Deposits and prepaid expenses	47,763	59,072
Total current assets	2,362,758	3,333,626
Property, equipment and intangibles, net of accumulated depreciation and amortization of $191,864 and $184,382, respectively	6,384	11,090
Total assets	2,369,142	3,344,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	99,108	51,997
Accrued and other liabilities	124,332	315,948
Total current liabilities	223,440	367,945
Total liabilities	223,440	367,945

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: -0- and 55,000 issued and outstanding, respectively Liquidation preference of $-0- and $598,370, respectively	-	573,830
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 and 286,950,900 shares issued and outstanding, respectively	293,003	286,951
Additional paid-in capital	82,745,550	82,073,012
Accumulated deficit	(80,892,851)	(79,957,022)
Total stockholders' equity	2,145,702	2,976,771

Total liabilities and stockholders' equity	2,369,142	3,344,716

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	$	$	$	$
Revenues:
Products	8,253	106,570	361,080	164,085
Services	126,639	177,600	499,041	605,382
Patent license	5,778	-	31,042	1,250,000
	140,670	284,170	891,163	2,019,467

Cost of revenues:
Products	14,764	96,630	291,445	173,423
Services	74,820	83,188	259,752	259,996
Patent license	5,778	-	31,042	443,000
	95,362	179,818	582,239	876,419
Gross profit	45,308	104,352	308,924	1,143,048

Operating expenses:
Selling and administrative	280,582	558,600	920,495	1,386,013
Research and related expenditures	81,653	130,163	327,737	336,493
Total operating expenses	362,235	688,763	1,248,232	1,722,506

Operating loss	(316,927)	(584,411)	(939,308)	(579,458)

Other income (expense):
Interest expense	-	(1,265)	-	(17,099)
Other income (expense) - net	-	32,891	-	29,332
Other income (expense)	-	31,626	-	12,233

Loss before provision for income taxes	(316,927)	(552,785)	(939,308)	(567,225)
Income tax benefit	3,479	237,500	3,479	31,250
Loss for the period	(313,448)	(315,285)	(935,829)	(535,975)
Accrued and deemed dividends on preferred stock	-	(45,387)	(31,396)	(144,088)
Loss attributable to common stockholders	(313,448)	(360,672)	(967,225)	(680,063)
Loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding
Basic and diluted	293,003,158	286,625,653	291,000,411	284,520,917

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31,
	2010	2009
	$	$
OPERATING ACTIVITIES
Loss for the period	(935,829)	(535,975)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	7,482	13,781
Accretion related to promissory notes	-	6,141
Interest paid with common stock	-	10,631
Warranty provision	13,731	9,502
Stock-based compensation	104,760	147,663
Changes in assets and liabilities:
Accounts receivable	15,547	(118,885)
Inventory	57,109	90,065
Deposits and prepaid expenses	11,309	6,656
Accounts payable, trade	47,111	(101,943)
Accrued and other liabilities	(205,347)	(453,583)
Cash used in operating activities	(884,127)	(925,947)

INVESTING ACTIVITIES
Purchase of equipment	(2,776)	(1,211)
Cash used in investing activities	(2,776)	(1,211)
FINANCING ACTIVITIES
Payment on convertible term note	-	(47,865)
Cash used in financing activities	-	(47,865)
Net decrease in cash and cash equivalents	(886,903)	(975,023)
Cash and cash equivalents, beginning of period	2,818,727	3,813,990
Cash and cash equivalents, end of period	1,931,824	2,838,967

Supplemental disclosures of cash flow information:
Cash paid for interest	-	327
Cash paid for taxes	-	368,750
Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of preferred stock	605,226	212,083
Accrued and deemed dividends on preferred stock	31,396	144,088
Term note payments paid in common stock	-	350,000

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

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2010, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2010 filed on Form 10-K.

Going Concern
The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $80,892,851 at December 31, 2010. The Company has incurred losses in the current fiscal year to date and could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that are of significance, or potential significance to the Company.

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

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended December 31, 2010, or subsequently thereto, that the Company believes are of potential significance to its financial statements.

3. LOSS PER SHARE
Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The loss to common stockholders was increased by accrued and deemed dividends on preferred stock during the three and nine months ended December 31, 2010 of $-0- and $31,396 respectively (three and nine months ended December 31, 2009 by $45,387 and $144,088, respectively). Diluted earnings per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options, and warrants. These securities were not included in the computation of diluted loss per share for the periods because they are antidilutive, but they could potentially dilute earnings per share in future periods.

4. INVENTORIES

Inventories are stated at the lower of cost, which approximates actual costs on a first in, first out cost basis, or market.
Inventories consisted of the following:

	December 31,	March 31,
	2010	2010
	$	$
Raw materials	79,962	111,399
Work in process	19,027	19,033
Finished goods	190,980	216,646
	289,969	347,078

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	$	$	$	$
Research and development	4,330	19,446	26,694	20,483
Selling and administrative	266	109,891	78,066	127,180
Total stock-based compensation expense	4,596	129,337	104,760	147,663

As of December 31, 2010 total estimated compensation cost of stock options granted but not yet vested was $18,439 and is expected to be recognized over the weighted average period of 1.23 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the nine-month periods ended December 31, 2010 and 2009 (annualized percentages).

	Nine Months Ended
	December 31,
	2010	2009
Volatility	76%	77%
Risk-free interest rate	0.47%	0.95%
Forfeiture rate	0.0%	0.0%-0.5%
Dividend yield	0.0%	0.0%
Expected life in years	2.1	2.2
Weighted-average fair value of options granted	$0.04	$0.06

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

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	$	$	$	$
Beginning balance	10,123	5,359	5,262	14,155
Warranty provision	2,404	1,036	13,731	9,502
Warranty deductions	(7,187)	(1,036)	(13,653)	(18,298)
Ending balance	5,340	5,359	5,340	5,359

7. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2010:

	Preferred stock	Common stock		Additional	Accumulated	Total stockholders'
	Amount	Shares	Amount	paid-in capital	deficit	equity
	$		$	$	$	$
Balance, April 1, 2010	573,830	286,950,900	286,951	82,073,012	(79,957,022)	2,976,771
Dividends on Series AA preferred stock	6,856	-	-	(6,856)	-	-
Accretion of discount on Series AA preferred stock	24,540	-	-	(24,540)	-	-
Conversion of Series AA preferred stock	(605,226)	6,052,258	6,052	599,174	-	-
Stock-based compensation	-	-	-	104,760	-	104,760
Loss and comprehensive loss	-	-	-	-	(935,829)	(935,829)
Balance, December 31, 2010	-	293,003,158	293,003	82,745,550	(80,892,851)	2,145,702

Options
The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2010	4,965,500	0.15
Granted	2,490,000	0.09
Exercised	-
Canceled/expired	(1,280,000)	0.16
Outstanding December 31, 2010	6,175,500	0.12	$23,200
Exercisable at December 31, 2010	5,488,830	0.12	$23,200

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.23 and expire over the period from 2011 to 2014.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2010 of $0.10 and excludes the impact of options that were not in-the-money.

Share warrants
The Company has outstanding share warrants as of December 31, 2010, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date

Warrants	7,500,000	0.10	June 30, 2011

No warrants were granted, exercised or cancelled/expired during the nine months ended December 31, 2010.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Our reportable segment information for the three and nine months ended December 31, 2010 and 2009 is as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	$	$	$	$
REVENUES:
Products and services	134,892	284,170	860,121	769,467
Patent licensing	5,778	-	31,042	1,250,000
Total revenue	140,670	284,170	891,163	2,019,467

GROSS PROFIT:
Products and services	45,308	104,352	308,924	336,048
Patent licensing	-	-	-	807,000
Total gross profit	45,308	104,352	308,924	1,143,048

RECONCILIATION:
Total segment gross profit	45,308	104,352	308,924	1,143,048
Operating expenses	(362,235)	(688,763)	(1,248,232)	(1,722,506)
Other income (expense)	-	31,626	-	12,233
Loss before income taxes	(316,927)	(552,785)	(939,308)	(567,225)

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

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2010	2009	2010	2009
	$	$	$	$
United States	5,778	77,600	31,042	1,327,600
International	134,892	206,570	860,121	691,867
Total revenue	140,670	284,170	891,163	2,019,467

Revenues from three customers comprised 27%, 16% and 12% of revenue for the nine months ended December 31, 2010, with no other customer accounting for more than 10% of revenues. Revenues from two customers comprised 61% and 13% of revenue for the nine months ended December 31, 2009. Accounts receivable from three customers comprised 40%, 25% and 10% of net accounts receivable at December 31, 2010.

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

Contract Manufacturers and Suppliers
At December 31, 2010, the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $14,181 of future deliveries.

Facility Lease
In March 2006, the Company entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet with a current aggregate payment of $6,535 per month excluding utilities and costs. Future lease commitments aggregated $45,740 at December 31, 2010.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at December 31, 2010 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account. FDIC deposit insurance has changed to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts through December 31, 2010.  The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

12. INCOME TAXES
During the nine months ended December 31, 2010 the Company recorded a tax benefit of $3,479 reflecting refunds of prior taxes paid.  There was no other income tax provision or benefit for the three or nine months ended December 31, 2010 due to net operating losses.

At December 31, 2010, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Overall Performance and Trends
We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first nine months and during the fiscal years ended March 31, 2010 and 2009. We successfully completed our first round of enforcement litigation in September 2009 when we licensed the last of the remaining original defendants. In November 2009 we filed additional enforcement actions against nineteen defendants, licensed our first customer from the second round in December 2009 and by December 31, 2010 had licensed a total of three licensees from the second round. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that could result in significant future revenues from our patent portfolio.

We are proceeding toward trial on the remaining sixteen defendants. A Markman hearing (patent claims construction hearing) for our second round enforcement action was held January 28, 2011. In related enforcement developments the United States Patent and Trademark Office (“USPTO”) granted a Request for Ex Parte Reexamination of our U.S. Patent No. 5,491,774 (the “‘774 patent”) related to a handheld record and playback device with flash memory. During the reexamination process, the USPTO will review the patent and could determine that the patent claims, as written, were properly allowed. This determination would assist us in defending challenges to the validity of the ‘774 patent. Alternatively, the USPTO could narrow or reject certain or all of the claims of the ‘774 patent. Depending upon the specifics of what narrowing amendments are required and the claims rejected, these determinations of the USPTO could have a material adverse impact on our results of operations. The timing of the USPTO’s completion of the reexamination is uncertain. We believe that the USPTO should reconfirm the validity of the ‘774 patent. However, there can be no guarantee as to the outcome.

We recently reorganized personnel and consultants and we are developing several new technologies in the areas of communication networks and digital data distribution. These efforts are in the early stage of development and our intent is to seek strategic relationships for these technologies. There can be no assurance we can exploit these new innovations in future periods.

Our eVU in-flight entertainment (“IFE”) business has remained slow due to airline economics. While we are seeing continued interest from existing and new customers, we are unable to predict future sales levels in this market as orders have been are expected to remain sporadic in the future. As a leading producer of dedicated portable IFE products we continue to respond to inquiries and pursue new business in the airline and other markets for our eVU product line.

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

For the nine months ended December 31, 2010 we recognized a net loss before income taxes of $939,308 compared to a net loss before income taxes of $567,225 for the comparable period of the prior fiscal year. Our revenues were $891,163 for the first nine months of fiscal 2011 with $31,042 of patent license revenue. This compares to $2,019,467 for the prior year’s first nine months with $1,250,000 of patent license revenue reported. We reported reduced operating expenses totaling $1,248,232 in the nine months ended December 31, 2010 compared to $1,722,506 in the comparable period prior primarily due to reduced legal fees for litigation concluded in the prior year.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended December 31, 2010. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2010.

Results of Operations

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

	Three Months Ended December 31,
	2010		2009
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	8,253	6%	106,570	38%	(98,317)	(92)%
Services	126,639	90%	177,600	62%	(50,961)	(29)%
Patent license	5,778	4%	-	0%	5,778
	140,670	100%	284,170	100%	(143,500)	(50)%
Gross Profit:
Product gross profit (loss)	(6,511)	(5)%	9,940	3%	(16,451)	(166)%
Service gross profit	51,819	37%	94,412	33%	(42,593)	(45)%
Patent license	-	0%	-	0%	-
	45,308	32%	104,352	37%	(59,044)	(57)%
Operating Expenses:
Selling and administrative	280,582	199%	558,600	197%	(278,018)	(50)%
Research and related	81,653	58%	130,163	46%	(48,510)	(37)%
	362,235	258%	688,763	242%	(326,528)	(47)%
Other expense	-	0%	31,626	11%	(31,626)	(100)%
Loss before income taxes	(316,927)	(225)%	(552,785)	(195)%	235,858	(43)%

Loss Before Income Taxes
The loss before income taxes resulted primarily from limited product and service sales and margins insufficient to cover reduced operating expenses compared to the comparable quarter of the prior year.

Revenues
Revenues decreased during third fiscal quarter of 2011 compared to the same quarter of the prior fiscal year due to reduced product and service revenues due to no significant new customers on service revenue which varies significantly from customer to customer and quarter to quarter. eVU product sales activity has been slow and sporadic due to airline industry economics, with airlines curtailing expansion and new projects. Our product sales in the second quarter are not necessarily indicative of future orders and we had no significant product backlog at December 31, 2010. Our service arrangements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

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

Gross Profit
Gross profit for the third quarter of fiscal 2011 was $45,308 or 32% of revenues. The gross profit for the prior year’s third quarter was $104,352 or 37% of revenues due to fixed costs being absorbed by lower revenues. Our margin on service declined from 53% to 41% due to repair and content mix. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the three months ended December 31, 2010 declined by $278,018 compared to the same period in the year prior. The current period included a $266 expense for noncash stock-based compensation expense compared to $109,891 for the prior year’s third quarter as a result of granting immediately vested stock options. Reduced current period selling and administrative expenses included $91,000 of reduced professional fees resulting primarily from reduced tax related consulting costs incurred in the prior year’s third quarter. In the prior year’s third quarter we also incurred $57,500 of annual meeting costs with no comparable costs incurred in the most recent quarter.

Research and related expenses in the most recent quarter included $4,330 of noncash stock-based compensation costs compared to $19,446 in the prior year third quarter. Research and related expenses decreased $48,510 due to reduced staffing costs and more allocation of dual use personnel to service revenue work. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Other Income (Expense)
We had no other income or expenses in the current period compared to $31,626 of net other income for the prior year’s third quarter including a foreign exchange gain of $10,391 and $20,000 of other income from a favorable litigation settlement.

Income Taxes
We had a $3,479 tax benefit for the current period from state refunds and the prior year’s third quarter included a foreign tax benefit of $237,500 resulted from foreign taxes refunded.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders equaled the net loss after taxes of $313,448. The net loss after tax for the prior comparable third quarter was $315,285 decreased by accrued and deemed dividends of $45,387 for net loss attributable to common stockholders of $360,672. Since all shares of Series AA Stock were converted into common at June 30, 2010 we had no Series AA dividends or accretion in the third quarter and will have no further dividends or accretion in future quarters.

Nine months ended December 31, 2010 compared to the nine months ended December 31, 2009

	Nine Months Ended December 31,
	2010		2009
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	361,080	41%	164,085	8%	196,995	120%
Service revenues	499,041	56%	605,382	30%	(106,341)	(18)%
Patent license	31,042	3%	1,250,000	62%	(1,218,958)	(98)%
	891,163	100%	2,019,467	100%	(1,128,304)	(56)%
Gross Profit:
Product gross profit	69,635	8%	(9,338)	0%	78,973	(846)%
Service gross profit	239,289	27%	345,386	17%	(106,097)	(31)%
Patent license gross profit	-	0%	807,000	40%	(807,000)	(100)%
	308,924	35%	1,143,048	57%	(834,124)	(73)%
Operating Expenses:
Selling and administrative	920,495	103%	1,386,013	69%	(465,518)	(34)%
Research and related	327,737	37%	336,493	17%	(8,756)	(3)%
	1,248,232	140%	1,722,506	85%	(474,274)	(28)%
Other expense	-	0%	12,233	1%	(12,233)	(100)%
Loss before income taxes	(939,308)	(105)%	(567,225)	(28)%	(372,083)	66%

Loss Before Income Taxes
The loss before income taxes of $939,308 resulted primarily from limited patent license revenue in the most recent quarter and product sales and margins insufficient to cover reduced operating expenses compared to the comparable nine months of the prior year which included $1,250,000 of patent license revenue.

Revenues
Revenues decreased during the most recent nine months compared to the comparable period of the prior year due to the decrease in patent license revenue from $1,250,000 to $31,042. We currently have two licensees reporting periodic royalties with all other royalties including the $1,250,000 in the prior year being one time fully paid up royalties. We cannot predict future license revenue from existing license agreements providing for periodic future payments tied to licensee activity. Product revenues increased $196,995 due to increased first quarter product sales. Service revenues declined $106,341 and vary depending on repair and content services provided to a changing customer mix. eVU product sales activity has been slow and sporadic due to airline industry economics with airlines curtailing expansion and new projects. Our product sales for the first nine months are not necessarily indicative of future orders and we had no significant product backlog at December 31, 2010. Our service arrangements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

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

Gross Profit
Gross profit for the nine months ended December 31, 2010 was $308,924 or 35% of revenues.  The gross profit for the prior year’s first nine months was $1,143,048 or 57% of revenues including $807,000 of margin from patent licensing. While our margin on service declined from 57% to 48% due to repair and content mix, our product gross margin was positive compared to the prior year. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the nine months ended December 31, 2010 declined by $465,518 compared to the same period in the year prior. The current period included a $78,066 expense for noncash stock-based compensation expense compared to $127,180 for the prior year’s first nine months. Reduced current period selling and administrative expenses included $300,000 of reduced professional fees primarily due to reduced business litigation costs as a result of the favorable outcome of the digEcor litigation reported last year and a reduction in tax consulting costs from those incurred in the prior year related to foreign taxes. Shareholder costs reduced by $69,000 primarily as an annual meeting was held last fiscal year with no comparable expenses incurred so far this fiscal year.

Research and related expenses in the most recent nine month period ended December 31, 2010 included $26,694 of noncash stock-based compensation costs compared to $20,483 in the prior year. Research and related expenses included $6,000 of increased consulting costs primarily associated with new projects offset by $14,000 of reduced travel costs. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Other Income (Expense)
We had no other income or expenses in the current nine month period ended December 31, 2010 compared to net other income of $12,233 for the nine months ended December 31, 2009 included a foreign exchange gain of $9,332 and $20,000 of other income from a favorable litigation settlement reduced by interest expense of $17,099 (including $16,772 of noncash interest expense).

Income Taxes
We had a $3,479 tax benefit for the current period from state refunds and in the prior year period we had the income tax benefit of $31,250 included a refund of foreign taxes paid in the prior year offset by foreign taxes paid on current year patent license revenue.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders was $967,225 equal to the net loss after taxes of $935,829 increased by accrued and deemed dividends of $31,396. The net loss attributable to common stockholders for the prior comparable nine month period was $680,063 including accrued and deemed dividends of $144,088. Since all shares of Series AA Stock were converted into common stock at June 30, 2010 we will not have further Series AA dividends or accretion in future quarters.

Liquidity and Capital Resources
At December 31, 2010, we had working capital of $2,139,318 compared to a working capital of $2,965,681 at March 31, 2010. At December 31, 2010 we had cash on hand of $1,931,824.

Operating Activities
Cash used in operating activities was $884,127 for the nine months ended December 31, 2010. Cash used in operating activities included the net loss of $935,829 reduced by net non-cash expenses of $125,973. Major components also providing operating cash was a decrease of $57,109 in inventory and an increase of $47,111 in accounts payable. Major components using operating cash included a $205,347 reduction in accrued and other liabilities including a reduction of $153,743 reduction in deferred revenue and customer deposits at March 31, 2010 that converted into revenue during the nine months ended September 30, 2010.

Cash used in operating activities during the nine months ended December 31, 2009 was $925,947 with the usage including a $118,885 increase in accounts receivable. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days of settlement or end of royalty reporting period.

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

Financing Activities
There were no cash financing activities during the nine months ended December 31, 2010. For the nine months ended December 31, 2009 we paid $47,865 as the final payment on our term debt. On June 30, 2010 a total of $605,226 of preferred stock automatically converted to common stock with no cash impact.

Debt and Other Commitments
We currently have no debt outstanding other than trade payables and accruals. At December 31, 2010 we were committed to $14,181 as purchase commitments for product and components. These orders are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at December 31, 2010 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. We may incur significant legal fees related to the reexamination of patent ‘774 but management has not yet determined an estimate of such costs.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

During our fiscal quarter ended December 31, 2010 we remediated the control deficiency by changing members of our audit committee such that it is now comprised of two members of the Board of Directors (Renee Warden and Allen Cocumelli) that we believe to be independent as defined under the NASDAQ Stock Market rules and Rule 10A-3 of the Securities Exchange Act of 1934. Allen Cocumelli as Chairman of our Board of Directors, is technically considered as an executive officer under our bylaws. However, we do not believe that he meets the definition of an “executive officer” under Rule 16a-1(f) of the Securities Exchange Act of 1934 in that he does not perform any policy-making functions for our Company, nor is he compensated for this position. Ms. Warden has been designated as the “Audit Committee Financial Expert,” as defined by Regulation S-K.

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

We are proceeding toward trial on the remaining sixteen defendants. A Markman hearing (patent claims construction hearing) for our second round enforcement action was held January 28, 2011. In related enforcement developments the United States Patent and Trademark Office (“USPTO”) granted a Request for Ex Parte Reexamination of our U.S. Patent No. 5,491,774 (the “‘774 patent”) related to a handheld record and playback device with flash memory. During the reexamination process, the USPTO will review the patent and could determine that the patent claims, as written, were properly allowed. This determination would assist us in defending challenges to the validity of the ‘774 patent. Alternatively, the USPTO could narrow or reject certain or all of the claims of the ‘774 patent. Depending upon the specifics of what narrowing amendments are required and the claims rejected, these determinations of the USPTO could have a material adverse impact on our results of operations. The timing of the USPTO’s completion of the reexamination is uncertain. We believe that the USPTO should reconfirm the validity of the ‘774 patent. However, there can be no guarantee as to the outcome.

Although most fees, costs and expenses of the litigation are covered under our arrangement with Duane Morris LLP, we may incur support and related expenses for this litigation that may become material. This includes fees we may incur related to the reexamination of the ‘774 patent described above.

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

Exhibit 31.2 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton (Principal Accounting Officer).

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer) and MarDee Haring-Layton (Principal Accounting Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

By:	/s/ ALFRED H. FALK
Alfred H. Falk, President and Chief Executive Officer

By:	/s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Principal Accounting Officer

Date:	February 3, 2011