Form 10-K
period 2011-03-31
E DIGITAL CORP
filed 2011-06-21
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
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

Large Accelerated Filer ☐  Accelerated filer ☐  Non-accelerated filer   ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2010 was approximately $22,838,000 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 13, 2011 there were 293,003,158 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2011 are incorporated by reference in Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS

Overview
e.Digital Corporation (the “Company) is a holding company incorporated under the laws of Delaware  that operates through a wholly-owned California subsidiary of the same name.  We market our eVU® mobile entertainment system for the travel industry and license and enforce our Flash-R™ portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers. We also seek to expand our licensable intellectual property portfolio and in fiscal 2011 filed seven new U.S. patent applications for technologies related to communication networks and digital data distribution.

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

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies for use in the airline and other travel industries. We employ direct sales and sales through value added resellers (“VARs”) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009, we filed an additional patent infringement complaint against nineteen companies and we have subsequently licensed and settled with five companies. While we expect to file future complaints against additional companies and license additional companies there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of communication networks and digital data distribution.

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

•	2009 –Added new features to eVU including an advanced touch screen interface.

•	2010- Filed seven new patents in the areas of communication networks and digital data distribution.

These technical achievements and our base of technology allow us to rapidly develop or customize electronic products for our own account or for others.

eVU Mobile Entertainment System
Our eVU is a portable audio/video player designed to securely play encrypted content primarily for the airline and other travel markets. The primary use of eVU is in the inflight entertainment (IFE) market.  We are a leading producer of dedicated portable IFE products delivering over 13,000 units since 2003 for airline use.   Our eVU model features sharp images on a 7” or 8” high resolution LCD screen, a 160 GB (Gigabytes) to 200 GB of rugged and reliable storage, high audio fidelity, dual stereo headphone jacks, optional embedded credit card reader/processor, optional touch screen capabilities, a full feature graphical user interface, patent-pending hardware security technology, and 20 plus hours of high resolution video playback on a single battery charge.  We also have the capability to add features and customize the product for select customers.

We market and sell our eVU portable mobile entertainment device to corporate airline customers directly and through VARs. Generally each batch sale includes logo customization on the device (for example an airline logo) and an initial content integration with a customized graphical user interface (“GUI”) (for example the airline logo appearing on startup, then a listing of content for selection by the end user).

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

Other Technology
During the fiscal year ended March 31, 2011, we reorganized personnel and consultants to focus on adding to our intellectual property portfolio. As a result of these efforts we have filed seven new patents related to new technologies in the areas of communication networks and digital data distribution. These efforts are in the early stage of development and our intent is to seek strategic relationships for these technologies. We continue to also seek technologies to leverage our DVAP technology. There can be no assurance we can exploit any new innovations in future periods.

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

As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. In March 2007 we selected and engaged the international law firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. In October 2007 we announced that our Company had commenced enforcement action with respect to our patent portfolio. During the period from September 2008 through March 31, 2011 we licensed our patent portfolio to eleven licensees.

We are proceeding toward trial in the United States District Court for the District of Colorado against fifteen remaining defendants from our November 2009 enforcement round. Discovery is currently underway and a Markman hearing (a special proceeding under U.S. patent law where both sides present to the court their arguments on how they believe the patent terms at issue should be interpreted) was held January 28, 2011. We are currently awaiting rulings and orders from a Markman hearing. A favorable decision could strengthen our intellectual property and an adverse outcome could weaken our intellectual property.

In related enforcement developments during the last fiscal year the United States Patent and Trademark Office (“USPTO”) has granted a Request for Ex Parte Reexamination of our U.S. Patent No. 5,491,774 (the “‘774 patent”) related to a handheld record and playback device with flash memory and U.S. Patent No. 5,742,737 (the “‘737 patent”) related to a method for recording voice messages on flash memory in a hand held recorder. During the reexamination process, the USPTO will review the patent and could determine that the patent claims, as written, were properly allowed. This determination would assist us in defending challenges to the validity of our patents. Alternatively, the USPTO could narrow or reject certain or all of the claims of the subject patents. Depending upon the specifics of what narrowing amendments are required and the claims rejected, these determinations of the USPTO could have a material adverse impact on our results of operations. The timing of the USPTO’s completion of the reexamination is uncertain. We believe that the USPTO should reconfirm the validity of the subject patents. However, there can be no guarantee as to the outcome.

We execute patent licensing arrangements with users of our patented technologies through willing licensing negotiations and through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation. We also discuss licenses without the filing of patent infringement litigation and may enter into some future licenses with licensees without the filing of a specific patent infringement action against such licensee. We anticipate bringing additional patent enforcement actions in the future.

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

IFE encompasses music, news, television programming, and motion pictures presented through audio/video systems typically embedded into an aircraft.  Certain airlines are also beginning to incorporate satellite programming and/or wireless Internet access for their passengers through extensive built-in hardware in certain aircraft on certain routes.  According to a published industry 2007 survey, airlines worldwide spent approximately $1.45 billion on IFE hardware. We believe that the market has been relatively stagnant since this last published survey.

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

Intellectual Portfolio Licensing
We use the services of an intellectual property consultant to assist us in investigating and evaluating prospective licensees of our intellectual property portfolio. With respect to our Flash-R patent portfolio this has included documenting possible current and past infringement. Our initial Flash-R portfolio focus is on manufacturers of portable devices employing removable flash memory although we do not believe our portfolio is limited to this market segment. While we have identified a large number of products and companies that we believe are using our patented technology, this is an ongoing process as new products and companies are identified from our research. To date we have filed patent infringement litigation and sought licenses from 26 companies with 13 agreeing to license terms during the discovery stage of related litigation. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims and that we can build a growing licensing business from our patent portfolio. The timing of future litigation or licensing is subject to many factors, some of which are not within our control.

Our Business Strategy
We are leveraging and building on a leadership position in the portable IFE market to market our eVU device to airlines. We intend to expand our business by obtaining new IFE airline customers directly and through VAR sales domestically and internationally to grow our business.

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

We are expanding our intellectual property portfolio. In fiscal 2011 we filed seven new U.S. patent applications for technologies related to communication networks and digital data distribution and may file additional patent applications in the future related to these or other technologies. Our strategy is to select and prioritize new technologies and when deemed appropriate to develop functional systems employing one or more technologies. Currently we have no plans to introduce new products but seek strategic partners for commercialization of products and services, based on our technologies.

Manufacturing
We have developed a turnkey domestic manufacturing relationship with a qualified contract electronic manufacturer for our eVU product and additional relationships for important eVU accessories. We believe we can continue to deliver product timely to future customers.  We expect a majority of any fiscal 2012 (year ending March 31, 2012) eVU purchases to be manufactured by this contract manufacturer.  The loss of our manufacturers or the disruption in supply from manufacturers or in the supply of components by suppliers could have a material adverse effect on our financial condition, results of operations and cash flows.

In fiscal 2011 (year ended March 31, 2011) we purchased primary components from various suppliers with four suppliers accounting for 63% of total purchases for the fiscal year (2010 three suppliers accounted for 44% of total purchases). Our manufacturers purchase major electronic components from a limited number of suppliers.

Marketing, Sales and Distribution
Marketing and sales are performed primarily by our President and Chief Executive Officer and various technical personnel who are involved in the sales process.  Our focus has been on international and regional airlines directly and through a VAR.

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

Customer Concentration and Backlog
Revenues from one licensee and three customers each accounted for more than 10% of revenues for the year ended March 31, 2011 (2010 – two licenses each accounted for more than 10% of revenues). These licensees paid a one-time fee and accordingly do not provide ongoing or future revenues. Historically, our product revenues have relied on a few major customers.  There is no assurance we will obtain any revenues from existing customers in fiscal 2012. We are seeking to expand our eVU customer base and reduce reliance on a few customers in future periods. We also seek to license new targeted companies that we believe infringe our patent portfolio.

Our backlog fluctuates due to the timing of large orders and other factors.  Our products are manufactured with lead times of generally less than three months.  Our backlog at March 31, 2011 was $8,800 and at March 31, 2010 was $265,000. Our order backlog does not necessarily indicate future sales trends. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Research and Development Costs
For the years ended March 31, 2011 and 2010, we spent $473,298 and $482,866, respectively, on research and development.  We anticipate that we will continue to devote substantial resources to research and development activities.

Intellectual Property
We have five issued U.S. patents covering our MicroOS file management software and certain technology related to the use of flash memory in portable digital devices.  Our software is also protected by copyrights.  During fiscal 2011 we filed seven new U.S. patent applications related to new technologies. We rely primarily on a combination of patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect our proprietary rights.

We have designed and developed proprietary hardware encryption technology for content protection.  This technology has been used in our products and has been tested and approved by major Hollywood movie studios.  We currently have a patent application pending with the U.S. Patent Office for this technology. We recently filed seven new U.S. patent applications for technology related to communication networks and digital data distribution and may file additional patent applications in the future related to these or other technologies.

The patent position of any item for which we have filed a patent application is uncertain and may involve complex legal and factual issues.  Although we have filed certain U.S. patent applications, we do not know whether any of these applications will result in the issuance of patents, or, for any patents already issued or issued in the future, whether they will provide significant proprietary protection or will be circumvented or invalidated.  Additionally, since an issued patent does not guarantee the right to practice the claimed invention, there can be no assurance others will not obtain patents that we would need to license or design around in order to practice our patented technologies, or that licenses that might be required would be available on reasonable terms.  Further there can be no assurance that any unpatented manufacture, use, or sale of our technology or products will not infringe on patents or proprietary rights of others.  We have made reasonable efforts in the design and development of our products not to infringe on other known patents.

We also rely on trade secret laws for protection of our intellectual property, but there can be no assurance others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can protect our rights to unpatented trade secrets.

We also file for trade name and trademark protection when appropriate.  We are the owner of U.S. federally registered trademarks including e.Digital®, eVU®, VoiceNav®, Music Explorer®, Odyssey®, Smart Solutions for a Digital World®, as registered trade names. We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in developing portable devices using flash memory and other portable storage formats.

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

Seasonality
Our current business is not seasonal.

Executive Officers
The current executive officers of e.Digital Corporation and their ages and business experience are set forth below.

Alfred H. Falk  - age 56, was promoted and appointed as President and Chief Executive Officer of the Company by the Board of Directors on January 20, 2009.  Mr. Falk had been the Company’s vice president of corporate development since July 2004. He formerly served as president and a member of the Board of the company from January 1997 (and from July 1998 as chief executive officer) until July 2004. From March 1995 to January 1997, he served as vice president of corporate development and vice president of OEM and international sales. Prior to joining the company, Falk worked for Resources Internationale as director of U.S. sales from 1993 to 1995. From 1988 to 1993, he was the manager of OEM sales and technology licensing for Personal Computer Products, Inc. From 1978 to 1988, he held several management positions at DH Technology.

Eric M. Polis  - age 40, was appointed a Director in October 2008 and Secretary in December 2010. He has been employed as an asset manager for privately-held Davric Corporation since 1997. He was Secretary, Treasurer and a Director of ASI Technology Corporation, a publicly traded specialty finance company, from July 2000 to May 2010. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993.

Employees
As of March 31, 2011, we employed approximately eight full-time employees and no part-time employees of whom three were in production and testing, two were in research, development and engineering, three were in sales, general and administrative.  None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees.  Management considers the relationship between the Company and its employees to be good.

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

Our Internet website address is http://www.edigital.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. In addition, copies of the written charters for the committees of our board of directors, our Code of Conduct, Corporate Governance, Communication and Whistleblower policies are also available on this website under the About Us and Management links. We will provide any person, without charge, a copy of our charters, codes and/or policies upon written request to Investor Relations, e.Digital Corporation, 16770 West Bernardo Drive, San Diego, California 92127.  We may post amendments or waivers of our charters, codes, or policies, if any, on our website.  This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. Except for a profit in fiscal 2009, historically we have incurred significant losses and negative cash flow from operations and we have an accumulated deficit of $81.0 million at March 31, 2011. Our profitability in fiscal 2009 resulted from one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

If We Encounter Unforeseen Difficulties and Cannot Obtain and Required Additional Funding on Favorable Terms, Our Business May Suffer. Our consolidated cash and cash equivalents on hand totaled $1.8 million at March 31, 2011. To date, we have relied primarily upon the sale of equity securities, product and service revenues and payments from licensees to generate the funds needed to finance our operations. If our losses grow or we encounter unforeseen difficulties in the future, including difficulties arising as a result of the outside influences identified below, we may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional financing in the future through debt or equity financings or otherwise. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

General Economic Conditions May Reduce Our Revenues and Harm Our Business. Our business is exposed to adverse changes in general economic conditions and financial markets in the United States, Europe and Asia. Because use of our products is entertainment-oriented and generally discretionary the current slowdown or a further decline in U.S. and foreign economic growth could adversely affect consumer confidence, disposable income and spending. As a result, sales of our products to customers and the use by consumers may not grow as rapidly as in prior periods or may decrease, which could adversely affect our future revenues.

We Expect Our Operating Results to Fluctuate Significantly. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future.  This fluctuation is a result of a variety of factors, including the following:

•	Unpredictable demand and required pricing to secure customers for our products and services
•	Uncertainty regarding the timing and amount of any future patent licensing revenues
•	Market acceptance of our products by our customers and their end users
•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
•	Fluctuations in product costs and operating costs
•	Changes in research and development costs

•	Changes in general economic conditions
•	Risks and costs of warranty claims
•	Changes in technology
•	Short product lifecycles and possible obsolescence of inventory and materials

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

Risks Related to Product Sales, Marketing and Competition

We May Be Unable to Successfully Compete in the Electronic Products Market Which is Highly Competitive and Subject to Rapid Technological Change.  We compete in the market for electronics products that is intensely competitive and subject to rapid technological change.  The market is also impacted by evolving industry standards, rapid price changes and rapid product obsolescence.  Our competitors include a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources.  Our current competitors or new market entrants could introduce new or enhanced technologies or products with features that render our technology or products obsolete or less marketable, or could develop means of producing competitive products or solutions at a lower cost.  Our ability to compete successfully will depend in large measure on our ability to adapt to technological changes and advances in the industry.  Competition could result in price reductions, reduced margins, and loss of customers, any of which could harm our business. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully enhance our products or develop new products that are compatible with the products of the electronics industry. Moreover, there can be no assurance that other products or solutions will not render our technology and products obsolete.

We Rely on a Limited Number of Customers for Revenue.  Historically, a substantial portion of our product revenues has been derived primarily from a limited number of customers.  The failure to receive orders for products or a further decline in the economic prospects of our airline customers may have a material adverse effect on our operations.  The airline industry is continuing to face a variety of economic challenges that may adversely affect the prospects for new orders of portable IFE systems and adversely affecting future operating results.

We Have Limited Marketing Capabilities and Resources Which Makes It Difficult For Us to Create Awareness of and Demand for Our Products and Technology. We have limited marketing capabilities and resources and are primarily dependent on our in-house executives for the marketing of our products, as well as our licensing business.  Selling products and attracting new business customers requires ongoing marketing and sales efforts and expenditure of funds to create awareness of and demand for our technology.  We cannot assure that our marketing efforts will be successful or result in future development contracts or other revenues.

Risks Related to Operations

We Depend On One Contract Manufacturer and a Limited Number of Suppliers and Our Business Will Be Harmed By Any Interruption of Supply or Failure of Performance.  We rely on one contract manufacturer for our eVU product.  We depend on our contract manufacturer to (i) allocate sufficient capacity to our manufacturing needs, (ii) produce acceptable quality products at agreed pricing and (iii) deliver on a timely basis. We also rely on limited number of suppliers for eVU accessory products. If a manufacturer is unable to satisfy our requirements, our business, financial condition and operating results may be materially and adversely affected.  Any failure in performance by our manufacturers for any reason could have a material adverse affect on our business.  Production and pricing by such manufacturer is subject to the risk of price fluctuations and periodic shortages of components.  We have no supply agreements with component suppliers and, accordingly, we are dependent on the future ability of our manufacturer to purchase components.  Failure or delay by suppliers in supplying necessary components could adversely affect our ability to deliver products on a timely and competitive basis in the future.

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

Risks Related to our Patent Licensing and Enforcement Strategy

We Face Uncertain Revenue Prospects from our Patent Enforcement Strategy. Our portfolio has not been tested in court and there is no assurance we can prevail in any current or future patent litigation. Unfavorable rulings from the completed Markman hearing or from the USPTO reexamination of our patents could reduce or preclude our ability to license our patents. The licensing demand for our patent portfolio is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle future enforcement actions, if any. There can be no assurance of future revenues from our strategy of enforcing our flash memory patent portfolio. Due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of future license fees, if any, from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our prospective licensees and other factors, our revenues may vary significantly in the future, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly and annual results to be below market expectations and adversely affect the market price of our common stock.

Our Fee Arrangement with Patent Enforcement Counsel Subjects Us to Certain Risks and Substantial Costs and Fees Could Limit Our Net Proceeds From Any Successful Patent Enforcement Actions. Our agreement for legal services and a contingent fee arrangement with Duane Morris LLP provides that Duane Morris is our exclusive legal counsel in connection with the assertion of our flash memory related patents against infringers (“Patent Enforcement Matters”). Duane Morris is advancing certain costs and expenses including travel expenses, court costs and expert fees. We have agreed to pay Duane Morris a fee equal to 40% of any license or litigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 50% of recovery if appeal is necessary. We are not in control of the timing, costs and fees, which could be substantial and could limit our share of proceeds, if any, from future patent enforcement actions. There can be no assurance Duane Morris will diligently and timely pursue patent enforcement actions on our behalf. In the event we are acquired or sold or we elect to sell the covered patents or upon certain other corporate events or in the event we terminate the agreement with Duane Morris for any reason, then Duane Morris shall be entitled to collect accrued costs and a fee equal to three times overall time and expenses and a fee of 15% of a good faith estimate of the overall value of the covered patents. We have provided Duane Morris a lien and a security interest in the covered patents to secure this obligation. Should any of the aforementioned events occur, the fees and costs owed to Duane Morris could be substantial and limit our revenues.

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

Risks Related to Trading in Our Common Stock

Our Disclosure Controls and Procedures May Not Prevent or Detect All Acts of Fraud. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to Maintain an Effective System of Internal Control Over Financial Reporting Could Harm Stockholder and Business Confidence In Our Financial Reporting, Our Ability to Obtain Financing and Other Aspects of Our Business. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of March 31, 2011, material weaknesses have been identified in prior years and it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

Evolving Regulation of Corporate Governance and Public Disclosure May Result In Additional Expenses and Continuing Uncertainty. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, conversion to International Financial Reporting Standards, XBRL interactive SEC filings, and new SEC regulations are creating uncertainty for public companies. We continually evaluate and monitor developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Sales of Common Stock Issuable on the Exercise of Outstanding Warrants and Options May Depress the Price of Our Common Stock. As of March 31, 2011, we had outstanding warrants to purchase 7,500,000 shares of our common stock and outstanding options granted to our employees, directors and consultants to purchase 6,022,500 shares of our common stock. The exercise prices for the options and warrants range from $0.09 to $0.185 per share. In the future we may issue additional convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of future convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain any future equity financing.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”).  Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.  Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock.  To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.07 to a high of $0.135 in the last fiscal year.  In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000, excluding the value of such person’s primary residence, or annual income exceeding $200,000 or $300,000 together with his or her spouse).  For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market.  The SEC has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market.  The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES

In March 2006, we entered into a sixty-two month lease, commencing June 1, 2006, for approximately 4,800 square feet at 16770 West Bernardo Drive, San Diego, California with a current aggregate monthly payment of $6,534 excluding utilities and costs.  The aggregate payments adjust annually with maximum aggregate payments totaling $6,534 in the fifty-first through the sixty-second month terminating in July 2011. On May 31, 2011 we entered into a lease extension through April 30, 2012 with the same base rate of $6,534 per month.

ITEM 3. LEGAL PROCEEDINGS

Business Litigation
On November 13, 2009 the Company entered into a settlement agreement ending certain litigation with digEcor, Inc. (“digEcor”) agreeing to waive any right to appeal prior rulings and orders of the court in favor of the Company and the Company withdrawing its applications for costs of suit. The agreement also reduced and settled the judgment (related to batteries) to $60,000 from $80,000 that the Company had previously accrued resulting in $20,000 of other income. The agreement included standard mutual release of claims and covenants not to sue.

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

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By March 31, 2011 the Company had licensed and settled the litigation with four of the defendants and in June 2011 licensed and settled litigation with one additional defendant.

Although most fees, costs and expenses of intellectual property litigation are covered under the Company’s arrangement with Duane Morris LLP as described below, the Company may incur support and related expenses for this litigation that may become material.

ITEM 4. REMOVED AND RESERVED

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

	Low	High
Fiscal year ended March 31, 2010
First quarter	$0.10	$0.17
Second quarter	$0.10	$0.16
Third quarter	$0.15	$0.215
Fourth quarter	$0.124	$0.155

Fiscal year ended March 31, 2011
First quarter	$0.05	$0.13
Second quarter	$0.05	$0.11
Third quarter	$0.075	$0.11
Fourth quarter	$0.076	$0.108

Holders
At June 1, 2011 there were 293,003,158 shares of common stock outstanding and approximately 2,837 stockholders of record.

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

Equity Compensation Plan Information
The following table sets forth information as of March 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,022,500	$0.12	3,603,000
Equity compensation plans not approved by security holders	-0-	-	-0-
Total	6,022,500	$0.12	3,603,000

Recent Sales of Unregistered Securities
No unregistered securities were issued during the fiscal year that were not previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

General
We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We market our eVU mobile entertainment system for the travel industry and license and enforce our Flash-R portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers. We also seek to expand our licensable intellectual property portfolio and in fiscal 2011 filed seven new U.S. patent applications for technologies related to communication networks and digital data distribution.

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

Our strategy is to market our eVU products and services to a growing base of U.S. and international companies for use in the airline and other travel industries. We employ direct sales and sales through value added resellers (VARs) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009 we filed an additional patent infringement complaint against nineteen companies and we have subsequently licensed and settled with five companies. We are proceeding toward trial against fourteen remaining defendants. Discovery is currently underway and a Markman hearing (patent claims construction hearing) was held January 28, 2011. We are currently awaiting rulings and orders expected from a Markman decision. Two of our patents are in the process of being reexamined by the United States Patent and Trademark Office. Favorable determinations from the Markman rulings and reexamination could bolster our licensing and unfavorable determinations could adversely affect our ability to monetize our patent portfolio.

While we expect to file future complaints against additional companies and license additional companies there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of communication networks and digital data distribution.

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

Overall Performance and Trends
We focused significant efforts on developing, licensing and enforcing our patent portfolio in the fiscal years ended March 31, 2011 and 2010. We successfully completed our first round of enforcement litigation in September 2009 when we licensed the last of the remaining original defendants. In November 2009 we filed additional enforcement actions against nineteen defendants, licensed our first customer from the second round in December 2009 and by March 31, 2011 had licensed a total of four licensees from the second round. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims and that we can result in significant future revenues from our patent portfolio.

Our eVU IFE business remained slow during both fiscal 2011 and 2010 primarily due to airline economics. We are unable to predict future sales levels in this market as orders have been are expected to continue to be sporadic from both existing and new customers. We continue to pursue business in the airline and other markets for our eVU product line.

While we reported a profit for the fiscal year ended March 31, 2009 (fiscal 2009), in prior years and in the two years just completed (fiscal 2011 and 2010) we have incurred losses and negative cash flow from operations. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

For the year ended March 31, 2011:

•
We recognized a net loss of $1,083,211 compared to net loss of $809,420 for fiscal 2010. The difference in results was primarily attributable to lower license revenues and margins due to the timing and amount of individual license agreements.

•
Our revenues were $1.3 million in fiscal 2011 compared to $2.6 million in fiscal 2010. During fiscal 2010 we licensed one company out of our first round of litigation and three companies from the second November 2009 round. During fiscal 2011 we licensed one company from the second round. As a result of the timing of such license agreements our licensing revenues in fiscal 2011 were $0.2 million compared to $1.6 million in fiscal 2010. eVU product and service revenues were $1,065,000 in fiscal 2011 compared to $954,000 in fiscal 2010.

•
Our gross profit for the year ended March 31, 2011 was $0.5 million or 39% of revenues compared to $1.3 million or 51% of revenues for the comparable prior year as a result of the reduced licensing revenue.

•
Operating expenses were $1.6 million for fiscal 2011 reduced from the $2.2 million in fiscal 2010 primarily as a result of reduced legal and professional fees including the effect of the favorable conclusion of litigation with a former customer in November 2009.

Management faces challenges in fiscal 2012 to execute its plan to grow product and service revenues and increase Flash-R patent portfolio license fees. Results of rulings from the Markman hearing and reexamination of certain Flash-R patent claims by the USPTO could have a significant positive or negative impact on future licensing activity in 2012 and beyond. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

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

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically other than our estimate of foreign tax expense incurred in fiscal 2009 and recovered in fiscal 2010 as discussed below, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements included herein.

Revenue Recognition
As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period, if management made different judgments.

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

We make estimates and judgments when determining whether the collectability of product, service or license fees receivable from customers is reasonably assured. We assess the collectability of our receivables based on a number of factors, including past transaction history and the credit-worthiness of customers. Management estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectability could differ from actual events, thus materially impacting our financial position and results of operations.

Certain license agreements provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Generally, the execution of these license agreements also provide for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future license and related releases, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license and releases upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and as a result, revenue is recognized upon execution of the agreement, when collectability is reasonably assured, and all other revenue recognition criteria have been met. While most licenses contain similar standard provisions, management must evaluate each agreement and make judgments to assure that substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods, in which, or during which, respectively, the completion of the earning process occurs. Depending on the magnitude of specific license agreements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

In fiscal 2010 we entered into our first licenses providing for future royalties based on future licensee activities. Licensees that pay license fees on a periodic basis are required to report to us actual activity after the activity takes place. The amount of license fees due under these license agreements each period cannot be reasonably estimated by management. Consequently, we will recognize revenue from these licensing agreements on a lag basis as royalties are reported provided amounts are fixed or determinable and collectability is reasonably assured. The lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue. Differences between amounts recognized and amounts that could subsequently be audited or reported as an adjustment to those amounts will be recognized in the period such adjustment is determined as a change in accounting estimate.

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

Stock-Based Compensation
ASC Topic 718, “Compensation – Stock Compensation,” or ASC 718, sets forth the accounting requirements for “stock-based” compensation payments to employees, non-employee directors and consultants and requires all stock based-payments to be recognized as expense in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model), and is recognized as an expense over the requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods. Due to our limited exercise history we applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life.

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

ASC Topic 718 requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, ASC Topic 718 requires us to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. We consider several factors in connection with our estimate of pre-vesting forfeitures including types of awards, employee class, and historical pre-vesting forfeiture data. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Refer to Notes 2 and 10 to our consolidated financial statements included in this report for more information.

Income Taxes
In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. While we believe we operate only in the United States, certain licensees have withheld taxes on license payments in foreign countries. During fiscal 2009 we determined that it was unlikely we could recover a refund of foreign taxes withheld and that we could only use the foreign taxes as a future credit against U.S. taxes. However in fiscal 2010 we obtained a refund of $264,000 of foreign taxes. An additional $206,250 of foreign taxes were withheld in fiscal 2010 and due to regulatory changes in the foreign jurisdiction we believe it unlikely we can obtain a refund of these taxes withheld and that they may only be used as a foreign tax credit. These matters regarding foreign taxes require us to make judgments and estimates based on various assumptions and these affect our reported operations.

Our determination of income tax expense or benefit requires estimates including an assessment of the current tax expense and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2011, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a 100% valuation allowance our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, our business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Recently Issued Accounting Standards
See Note 2 to our consolidated financial statements included herein for a description of significant recent accounting standards. Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations

Year ended March 31, 2011 Compared to Year ended March 31, 2010

	Year Ended March 31,
	2011		2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	431,056	33%	204,735	8%	226,321	111%
Services	633,565	49%	749,134	29%	(115,569)	(15)%
Patent license	231,042	18%	1,600,000	63%	(1,368,958)	(86)%
	1,295,663	100%	2,553,869	100%	(1,258,206)	(49)%
Gross Profit:
Product gross profit (loss)	93,514	7%	(94,343)	(4%)	187,857	(199)%
Service gross profit	292,460	23%	421,352	16%	(128,892)	(31)%
Patent license	120,000	9%	985,085	39%	(865,085)	(88)%
	505,974	39%	1,312,094	51%	(806,120)	(61)%
Operating Expenses:
Selling and administrative	1,160,774	90%	1,707,814	67%	(547,040)	(32)%
Research and related	473,298	37%	482,866	19%	(9,568)	(2)%
	1,634,072	126%	2,190,680	86%	(556,608)	(25)%
Other income	41,408	3%	13,916	1%	27,492	198%

Loss before provision for income taxes	(1,086,690)	(84)%	(864,670)	(34)%	(222,020)	26%

Loss before provision for income taxes
The loss before income tax benefit in fiscal 2011 and 2010 resulted from limited patent license revenues and insufficient overall margins to support operating costs. Since a significant majority of patent license revenues to date have been one-time with each licensee, they are non-recurring and accordingly there is no assurance of any future patent license revenues. We cannot predict future license revenue from new license agreements providing for periodic future payments tied to licensee activity.

Revenues
Revenues for the year ended March 31, 2011 included $200,000 of one-time non-recurring patent license revenue, $31,042 of royalty-based patent license revenues and $1,064,621 of eVU product and service revenues. Our product revenues have been sporadic in part as a result of airline industry economics resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

Revenues for the year ended March 31, 2010 included $1,600,000 of one-time non-recurring patent license revenue and $953,869 of eVU product and service revenues.

In the prior year we entered into four licenses and in the current year a total of one license. License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:
•	the dollar amount of agreements executed each period, which is primarily driven by the magnitude of infringement associated with a specific licensee;
•	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments; and
•	fluctuations in the number of agreements executed.

In the future the following additional factors could also impact revenue variability:
•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;

•	the timing of the receipt of periodic license fee payments and/or reports from licensees.

Prior year licenses included larger companies with greater magnitude of infringement. We are pursuing new eVU business and targeting new patent licensees but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of future patent licensing arrangements, if any.

eVU product sales activity has been slow during the last two years due to airline industry economics and industry credit concerns resulting in airlines curtailing new projects. We had backlog at March 31, 2011 of $8,800 compared to $265,000 at prior year-end. Our product sales for the fiscal 2011 are not necessarily indicative of future orders. Our service arrangements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels in future periods. Loss of customers for which we provide content or maintenance and service revenue, generally without long-term agreements, would negatively impact future service revenues.

Gross Profit
Gross profit for fiscal 2011 was $505,974 or 39% of revenues. The gross profit on product and service revenues was 36% and the gross profit on patent licensing fees was 52% of license revenues. Gross profit for fiscal 2010 was $1,312,094 or 51% of revenues. The gross profit on product and service revenues was 34% and the gross profit on patent licensing fees was 62% of license revenues. License revenue costs of revenues consists primarily of contingency legal and other direct costs associated with patent licensing. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, contingency patent legal fees and costs. Management does not believe historical gross profits percentages can be relied on as an indicator of results from future revenues.

Operating Expenses
Selling and administrative costs decreased by $547,040 from fiscal 2010 to fiscal 2011. The current year included an $83,926 expense for noncash stock-based compensation expense compared to $129,625 for the prior year. Reduced selling and administrative expenses included $300,000 of reduced professional fees primarily due to reduced business litigation costs as a result of the favorable outcome of the digEcor litigation reported last year and a reduction in tax consulting costs from those incurred in the prior year related to foreign taxes. Shareholder costs reduced by $70,000 primarily as an annual meeting was held last fiscal year with no comparable expenses incurred so far this fiscal year.

Research and related expenditures were comparable for the two years. Stock-based compensation expenses were $42,372 in fiscal 2011 and $26,703 in fiscal 2010. We expect future research and development costs to be comparable to the most recent year due to current staffing levels and projects. Should we elect to develop significant new products or major revisions to our existing products we may require increased internal and external research and development costs.

Other Income
Net other income was $41,408 for the year ended March 31, 2011 and resulted from vendor settlements. In fiscal 2010 we recognized $31,015 of other income including a $20,000 gain from reduction of amounts owed related to litigation and recorded interest expense of $17,099 from debt obligations retired in such prior year.

Benefit for Income Taxes
We had a $3,479 tax benefit for the current period from state refunds and in the prior year we had the income tax benefit of $55,250 included a refund of foreign taxes paid in a previous year offset by foreign taxes paid on patent license revenue paid by a foreign company.

Loss Attributable to Common Stockholders
The loss attributable to common stockholders for the year ended March 31, 2011 included the net loss of $1,083,211 increased by accrued and deemed dividends on convertible preferred stock of $31,396 or a net loss attributable to common stockholders of $1,114,607. The loss attributable to common stockholders for the year ended March 31, 2010 included the net loss of $809,420 increased by accrued and deemed dividends on convertible preferred stock of $175,139 or a net loss attributable to common stockholders of $984,559.

Liquidity and Capital Resources

	2010	2011	2010 to 2011 variance in $'s	2010 to 2011 variance in %'s
	(in thousands, except percentages)
Working capital	$2,966	$2,013	$(953)	(32)%
Cash and cash equivalents	$2,819	$1,806	$(1,013)	(36)%
Total assets	$3,345	$2,197	$(1,148)	(34)%

	2010	2011	2010 to 2011 variance in $'s	2010 to 2011 variance in %'s
	(in thousands, except percentages)
Net cash provided by (used in)
Operating activities	$(944)	$(1,007)	$63	7%
Investing activities	$(3)	$(5)	$2	67%
Financing activities	$(48)	$-0-	$(48)	(100)%

At March 31, 2011, we had working capital of $2.0 million compared to a working capital deficit of $3.0 million for the prior year. We had $98,000 and $109,000 of working capital invested in accounts receivable at March 31, 2011 and 2010, respectively. Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital. Patent license payments are normally due at signing of the license or within 30-45 days.

Operating Activities
For the year ended March 31, 2011, net cash decreased by $1,013,000. Cash used by operating activities was $1,007,000. Cash used by operating activities included the net loss of $1,083,000 reduced by net non-cash expenses of $150,000. Major components also providing operating cash was a decrease of $91,000 in inventory. Major components using operating cash included a $176,000 decrease in accrued liabilities primarily resulting from a decrease in deferred revenue.

For the year ended March 31, 2010, net cash decreased by $995,000. Cash used by operating activities was $944,000. Cash used by operating activities included the net loss of $809,000 reduced by net non-cash expenses of $267,000. Major components also providing operating cash was a decrease of $105,000 in inventory and an increase of $61,000 in deferred revenue due to increased paid orders not yet delivered at March 31, 2010. Major components using operating cash included a $151,000 decrease in accounts payable and a $341,000 decrease in accrued liabilities primarily resulting from decreases in litigation related accruals due to favorable resolution of such litigation and a reduction in state taxes payable.

Investing Activities
The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities
We had no investing activity transactions during the year ended March 31, 2011. For the year ended March 31, 2010, we used $47,865 of cash for note payments. We made $350,000 of note payments in shares of common stock issuing 2,705,515 restricted shares. A total of $212,083 of preferred stock and accumulated dividends was converted to common stock during the year through the issuance of 2,120,821 shares of common stock.

We currently have no sources of financing funding other than the potential exercise of options and warrants which generally will be dependent on higher stock prices and thus substantial uncertainty.

Debt and Other Commitments
We have no debt other than normal trade payables and accruals outstanding. We have no credit lines or access or commitments for any future debt financing.

At March 31, 2011 we were committed to approximately $10,000 of purchase commitments for product and components. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

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

The costs of the USPTO reexamination of certain claims of the Flash-R patents is not covered under our arrangement with Duane Morris and we have engaged separate counsel and will be required to pay such costs.

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2011 and current planned expenditures and level of operation we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company required to be included in this Item 8 are incorporated herein by reference and are set forth in a separate section of this report following Item 15 and the Signature Page commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS & PROCEDURES
We are required to maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the conclusion of the period ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

Changes In Internal Control Over Financial Reporting
No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by this Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers is set forth in the section entitled “Executive Officers” in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors and corporate governance matters is incorporated by reference to the information under the captions “Election of Directors,” “Board and Committee Matters and Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information in the Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the information in the Proxy Statement under the captions “Certain Transactions” and “Independence of the Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the Proxy Statement, under the heading “Principal Accountant Fees and Services.”

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

10.1.2*	Second Amendment to Lease Agreement executed on May 31, 2011 between the Company and LBA/Met Partners II – COMPANY II, LLC.

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

10.3	Secured Promissory Note of the Company to ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.3 to Form 8-K dated March 28, 2007.

10.3.1	Loan Extension Agreement between the Company and ASI Capital Corporation dated as of September 28, 2007 and previously filed as Exhibit 99.1 to Form 8-K dated October 15, 2007.

10.3.2	Secured Promissory Note of the Company to ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.1 to Form 8-K dated January 4, 2008.

10.3.3	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of June 30, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated July 1, 2008.

10.3.4	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of December 31, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated January 5, 2009.

10.4	Security Agreement between the Company and its subsidiary and ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.4 to Form 8-K dated March 28, 2007.

10.4.1	Security Agreement between the Company and its subsidiary and ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.2 to Form 8-K dated January 4, 2008.

10.5	2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.5.1	Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.5.2	Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.7	Separation Agreement and General Release, dated as of December 15, 2010, between e.Digital Corporation and Robert Putnam and filed previously as Exhibit 99.1 to Form 8-K dated December 17, 2010.

21.1	Subsidiary of e.Digital Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K for the year ended March 31, 2009, dated June 16, 2009.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton, Principal Accounting Officer.*

32.1
 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer and MarDee Haring-Layton, Principal Accounting Officer.*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation

By:	/s/ ALFRED H. FALK
President and Chief Executive Officer

Date: June 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALFRED H. FALK	President and Chief Executive Officer	June 21, 2011
Alfred H. Falk	(Principal Executive Officer)

/s/ ALLEN COCUMELLI	Chairman of the Board and Director	June 21, 2011
Allen Cocumelli

/s/ MARDEE HARING-LAYTON	Principal Accounting Officer	June 21, 2011
MarDee Haring-Layton

/s/ ERIC M. POLIS	Secretary and Director	June 21, 2011
Eric M. Polis

/s/ RENEE WARDEN	Director	June 21, 2011
Renee Warden

INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
e.Digital Corporation
San Diego, CA

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ SingerLewak LLP

Los Angeles, CA
June 21, 2011

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS
[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2011	2010
	$	$
ASSETS
Current
Cash and cash equivalents	1,805,894	2,818,727
Accounts receivable	98,152	108,749
Inventory	256,458	347,078
Deposits and prepaid expenses	30,327	59,072
Total current assets	2,190,831	3,333,626
Property, equipment and intangibles, net of accumulated depreciation and amortization of $194,461 and $184,382, respectively	6,506	11,090
Total assets	2,197,337	3,344,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	24,466	51,997
Accrued and other liabilities	153,013	315,948
Total current liabilities	177,479	367,945

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized Series AA Convertible Preferred stock, $0.001 par value, 100,000 shares designated: -0- and 55,000 issued and outstanding, respectively Liquidation preference of $-0- and $598,370, respectively	-	573,830
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 and 286,950,900 shares issued and outstanding, respectively	293,003	286,951
Additional paid-in capital	82,767,088	82,073,012
Accumulated deficit	(81,040,233)	(79,957,022)
Total stockholders' equity	2,019,858	2,976,771

Total liabilities and stockholders' equity	2,197,337	3,344,716

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2011	2010
	$	$
Revenues:
Products	431,056	204,735
Services	633,565	749,134
Patent license	231,042	1,600,000
	1,295,663	2,553,869

Cost of revenues:
Products	337,542	299,078
Services	341,105	327,782
Patent license	111,042	614,915
	789,689	1,241,775
Gross profit	505,974	1,312,094

Operating expenses:
Selling and administrative	1,160,774	1,707,814
Research and related expenditures	473,298	482,866
Total operating expenses	1,634,072	2,190,680

Operating loss	(1,128,098)	(878,586)

Other income (expense):
Interest and other income	41,408	31,015
Interest expense	-	(17,099)
Other income	41,408	13,916

Loss before income tax benefit	(1,086,690)	(864,670)
Income tax benefit	3,479	55,250
Loss for the period	(1,083,211)	(809,420)
Accrued and deemed dividends on preferred stock	(31,396)	(175,139)
Loss attributable to common stockholders	(1,114,607)	(984,559)
Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	291,494,239	285,120,091
Diluted	291,494,239	285,120,091

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
[See Note 1 – Nature of Operations and Basis of Presentation]

						Total
	Preferred stock	Common stock		Additional	Accumulated	stockholders'
	Amount	Shares	Amount	paid-in capital	deficit	equity
	$		$	$	$	$
Balance, March 31, 2009	610,774	282,124,564	282,125	81,534,566	(79,147,602)	3,279,863
Dividends on Series AA preferred stock	31,993	-	-	(31,993)	-	-
Accretion of discount on Series AA preferred stock	143,146	-	-	(143,146)	-	-
Conversion of Series AA preferred stock	(212,083)	2,120,821	2,121	209,962	-	-
Shares issued for term debt payments	-	2,705,515	2,705	347,295	-	350,000
Stock-based compensation	-	-	-	156,328	-	156,328
Loss and comprehensive loss	-	-	-	-	(809,420)	(809,420)
Balance, March 31, 2010	573,830	286,950,900	286,951	82,073,012	(79,957,022)	2,976,771
Dividends on Series AA preferred stock	6,856	-	-	(6,856)	-	-
Accretion of discount on Series AA preferred stock	24,540	-	-	(24,540)	-	-
Conversion of Series AA preferred stock	(605,226)	6,052,258	6,052	599,174	-	-
Stock-based compensation	-	-	-	126,298		126,298
Loss and comprehensive loss	-	-	-	-	(1,083,211)	(1,083,211)
Balance, March 31, 2011	-	293,003,158	293,003	82,767,088	(81,040,233)	2,019,858

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2011	2010
	$	$
OPERATING ACTIVITIES
Loss for the period	(1,083,211)	(809,420)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	10,079	18,933
Accretion related to promissory notes	-	6,141
Inventory market adjustment	-	65,459
Bad debt expense	740	-
Interest paid with common stock	-	10,631
Warranty provision	12,680	9,502
Stock-based compensation	126,298	156,328
Changes in assets and liabilities:
Accounts receivable	9,857	(14,978)
Inventory	90,620	104,626
Deposits and prepaid expenses	28,745	(32,964)
Accounts payable, trade	(27,531)	(150,903)
Accrued and other liabilities	(175,615)	(307,368)
Cash used in operating activities	(1,007,338)	(944,013)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,495)	(3,385)
Cash used in investing activities	(5,495)	(3,385)

FINANCING ACTIVITIES
Payments on convertible term note	-	(47,865)
Cash used by financing activities	-	(47,865)
Net decrease in cash and cash equivalents	(1,012,833)	(995,263)
Cash and cash equivalents, beginning of period	2,818,727	3,813,990
Cash and cash equivalents, end of period	1,805,894	2,818,727

See accompanying notes to consolidated financial statements including Note 3 for additional information regarding non-cash financing activities and cash payments

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company markets the eVU™ mobile entertainment system for the travel industry and licenses and enforces its Flash-R™ portfolio of patents related to the use of flash memory in portable devices.

The consolidated financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations in each of the last two fiscal years and has an accumulated deficit of $81,040,233 at March 31, 2011. The Company may incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. The Company's ability to continue as a going concern is in doubt and is dependent upon sustaining a profitable level of operations and if necessary obtaining additional financing. Management’s plan in this regard is to aggressively pursue increased revenues from licensing activities and if necessary seek additional equity or debt financing in the future.

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

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of the estimates needed to be made by management include the allowance for doubtful accounts, valuation of inventory, estimated useful lives of property and equipment and intangible assets, warranty reserve, valuation of equity instruments associated with share-based compensation and for services rendered and the valuation allowance for the Company’s deferred tax asset. Actual results could materially differ from these estimates.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

Fair Value of Financial Instruments
Cash and cash equivalents are measured at fair value in the Company’s financial statements. Accounts receivable are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable, deferred revenue and accrued and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) that established a fair value hierarchy that requires the company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:
•	Level 1: inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•
Level 2: inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2011 are as follows:

	Fair Value Measurement as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	1,805,894	1,805,894	-	-

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

Loss per Share
Basic loss per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The loss attributable to common stockholders is increased by accrued and deemed dividends on preferred stock during the years ended March 31, 2011 and 2010 of $31,396 and $175,139, respectively. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity. At March 31, 2011, stock options and warrants exercisable into 13,522,500 shares of common stock were outstanding (2010– options, warrants and preferred stock exercisable into 18,449,200 shares of common stock were outstanding). These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at March 31, 2011 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account, which pursuant to current rules is insured in full by the Federal Deposit Insurance Corporation through December 31, 2012. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

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

Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured. The Company’s segments have the following revenue recognition policies:

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

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and ASC 605-25, Multiple-Element Arrangements, when an arrangement contains multiple elements with standalone value, such as hardware and content or other services, revenue is allocated based on the fair value of each element as evidenced by vendor specific objective evidence. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or services. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the Company’s revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, revenue is deferred until all elements are delivered and/or services have been performed, or until the Company can objectively determine the fair value of all remaining undelivered elements.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

Revenues generated from license agreements are recognized in the period earned, provided that amounts are fixed or determinable and collectability is reasonably assured. The Company applies the guidance of SEC Staff Accounting Bulletin Topic 13.A.3(f), Nonrefundable Up-Front Fees, to its patent license and settlement agreements using the specific performance method analogous to the sale of an asset in such literature as ASC 840, Leases and ASC 926-605, Entertainment – Films, Revenue Recognition. At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. The Company has no licenses that do not include settlement and covenants not to sue.

Until fiscal 2010 all patent licenses provided for a contractually determined one time fully paid up license in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned by the Company. In December 2009 the Company entered into its first license agreement providing for future royalties based on future licensee activities. Licenses granted are perpetual in nature, extending until the expiration of the related patents. The execution of license agreements also provides for the release of the licensee from certain claims and the dismissal of any pending litigation.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license and related releases, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services.  Licensees that pay license fees on a periodic basis generally report actual activity after the activity takes place. The amount of license fees due under these license agreements each period cannot be reasonably estimated by management.  Consequently, the Company recognizes revenue from these licensing agreements on a lag basis as royalties are reported provided amounts are fixed or determinable and collectability is reasonably assured. The lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

The Company considers its licensing and enforcement activities as one unit of accounting under ASC 605-25, Multiple-Element Arrangements as the delivered items do not have value to customers on a stand alone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release. Also due to the fact that the settlement element and license element for past and future use are the major central business activities of the Company’s licensing segment, the Company does not present these two elements as different revenue streams in its consolidated statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

Shipping and Handling Costs and Sales Taxes
Amounts paid by customers for shipping and handling and for sales taxes are included in product revenues.  Actual shipping and handling costs and sales taxes are included in product cost of revenues.

Inventory
Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all our inventory is determined by the weighted average  cost method. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value. The Company writes its inventory down for estimated obsolescence or lack of marketability equal to the difference between cost of inventory and the net realizable value based upon assumptions about future selling prices, demand, technology developments and market conditions. See Note 12 for purchase commitments.

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

Advertising
Advertising costs are charged to expense as incurred.  The Company expensed $7,446 and $9,259 for the years ending March 31, 2011 and 2010, respectively.

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
March 31, 2011

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

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2011, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2006 through 2010 remain open under the statue of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (“NOL”) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1994.

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

The Company recorded $126,298 and $156,328 of stock-based compensation expense for the years ended March 31, 2011 and 2010, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year Ended March 31,	2011	2010
	$	$
Research and development	42,372	26,703
Selling and administrative	83,926	129,625
Total stock-based compensation expense	126,298	156,328

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

While certain research and development personnel costs are allocated to cost of revenues for proportionate time spent on product and content services, the amounts of related stock-based compensation costs are not considered significant.

Comprehensive Loss
Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2011 and 2010, there were no material differences between comprehensive loss and net loss for the year.

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

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

3. STATEMENT OF CASH FLOWS
The Company had non-cash financing activities and made cash payments as follows:

Year Ended March 31,	2011	2010
	$	$
Non-cash financing activities:
Common stock issued on conversion of preferred stock	605,226	212,083
Shares issued for term debt payments	-	350,000
Accrued and deemed dividends on preferred stock	31,396	175,139
Cash payments during year for:
Interest	-	327
Income taxes - net	-	104,750

4. INVENTORIES
Inventories consist of the following:

March 31,	2011	2010
	$	$
Raw materials	70,835	111,399
Work in process	19,027	19,033
Finished goods	166,596	216,646
	256,458	347,078

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $65,459 at March 31, 2011 and 2010.

5. PROPERTY, EQUIPMENT AND INTANGIBLES
Property and equipment consisted of the following:

Year Ended March 31,	2011	2010
	$	$
Computer hardware and software	53,294	50,706
Furniture and equipment	26,499	26,499
Machinery and equipment	75,406	72,499
Leasehold improvements	1,639	1,639
Tooling	19,720	19,720
	176,558	171,063
Accumulated depreciation and amortization	(170,052)	(159,973)
	6,506	11,090

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

Intangible assets consisted of the following:

Year Ended March 31,	2011	2010
	$	$
Patents and licenses	24,409	24,409
Accumulated amortization	(24,409)	(24,409)
	-	-

6. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

March 31,	2011	2010
	$	$
Payroll and related	65,140	103,607
Deferred revenue	-	153,743
Warranty reserve	4,589	5,262
Accrued professional fees	81,010	45,000
Deferred rent	2,274	8,336
	153,013	315,948

Details of the estimated warranty liability are as follows:

Year Ended March 31,	2011	2010
	$	$
Beginning balance	5,262	14,155
Warranty provision	12,680	9,502
Warranty deductions	(13,353)	(18,395)
Ending balance	4,589	5,262

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

8. INCOME TAXES
Details of the income tax benefit (provision) for the years ended March 31, 2011 and 2010 are as follows:

Year ended March 31,	2011	2010
	$	$
Current tax benefit (expense)	3,479	55,250
Deferred tax benefit (expense)	432,000	256,000
Change in valuation allowance	(432,000)	(256,000)
Income tax benefit (provision)	3,479	55,250

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

Details of tax benefit (provision) are as follows:

Year ended March 31,	2011	2010
	$	$
Current tax benefit (expense):
Federal benefit (expense)	-	-
State benefit (expense)	3,479	(2,500)
Foreign benefit (expense)	-	57,750
	3,479	55,250

The Company paid $206,250 of foreign taxes during the year ended March 31, 2010 and received a refund of $264,000 of foreign taxes withheld and paid in the prior year in connection with patent licensing agreements,

The Company has U.S. federal NOL carryforwards available at March 31, 2011 of approximately $47,000,000 (2010 - $51,800,000) that will begin to expire in 2012. The Company has state net operating loss carryforwards of $19,400,000 (2010 - $18,500,000) that will begin to expire in 2012.  The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. The foreign taxes paid create a foreign tax credit carryover that will be available to offset federal tax expense in future years, subject to certain limitations.  The foreign tax credit carryover expires beginning in 2021.

Utilization of the NOL and any R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code (“IRC”) of 1986 and similar state provisions, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the date of currently available NOLs from fiscal 1995, the Company has raised capital through the issuance of capital stock using multiple types of securities on multiple occasions which, the Company believes, caused multiple ownership changes as defined by Section 382. The Company has performed a 382 analysis to assess whether ownership changes have occurred which would limit the Company’s utilization of its NOLs and any R&D credits carryforwards. Based on this analysis, the Company determined that no ownership changes have occurred since March 31, 2000. Accordingly, NOL carryforwards generated during the 2001 through 2011 fiscal years, are generally not subject to Section 382 limitations and the Company will be able to utilize such NOLs and any R&D carryforwards provided it generates sufficient future earnings. Future ownership changes may limit the Company’s ability to fully utilize these tax benefits. Accordingly, the Company has recorded the deferred tax assets associated with such federal NOLs, related state NOLs, and R&D tax credits along with a corresponding valuation allowance.

During the year ended March 31, 2010 the Company completed a study of prior year R&D credits and updated the related unrecognized tax benefits included in the table below for each year. Due to the existence of the valuation allowance, this change and future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

Significant components of the Company’s deferred tax assets as of March 31, 2011 and 2010 are shown below. A valuation allowance of $11,223,000 and $10,791,000 was established at March 31, 2011 and 2010 respectively, to offset the net deferred tax assets as realization is uncertain. When and if the Company can sustain consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

March 31,	2011	2010
	$	$
Deferred tax assets:
Net operating loss carryforwards	10,120,000	9,623,000
Foreign tax credit	206,000	206,000
Research tax credit	1,617,000	1,573,000
Stock-based compensation	76,000	88,000
Accruals and other	76,000	151,000
	12,095,000	11,641,000

Deferred tax liabilities:
Depreciation and amortization	(27,000)	(35,000)
State taxes	(845,000)	(815,000)
	(872,000)	(850,000)
Deferred tax assets	11,223,000	10,791,000
Valuation allowance for deferred tax assets	(11,223,000)	(10,791,000)
Net deferred taxes	-	-

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended March 31, 2011 and 2010 is as follows:

Year ended March 31,	2011	2010
	$	$
Income taxes benefit (expense) computed at federal statutory rate	380,000	302,500
Foreign taxes (refund), net	-	57,750
Foreign tax credit (reduction), net	-	(57,750)
Permanent book-tax differences	(25,000)	(33,250)
State income tax (expense) benefit, net of federal effect	62,479	42,000
Tax credit and stock compensation true-ups, net	18,000	-
Change in valuation allowance	(432,000)	(256,000)
Income tax benefit (provision)	3,479	55,250

9. CAPITAL STOCK
Authorized Capital
The authorized capital of the Company consists of 350,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

Common Stock
The issued common stock of the Company consisted of 293,003,158 and 286,950,900 common shares as of March 31, 2011 and 2010, respectively.

Preferred Stock
On June 27, 2008 the Company issued for aggregate proceeds of $750,000 a total of 75,000 shares of 5% Series AA Convertible Preferred Stock (the “Series AA Stock”) with a stated value of $10 per share. Dividends of 5% per annum were paid in shares of common stock. The Series AA Stock had voting rights of ten votes per share and a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends. The stated value plus accrued dividends on Series AA Stock was convertible into common stock at $0.10 per common share with automatic conversion on June 30, 2010 subject to certain limitations. Purchasers were also issued warrants to purchase an aggregate of 7,500,000 shares of common stock exercisable at $0.10 per common share until June 30, 2011 (“Series AA Warrants”).

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

The proceeds of $750,000 were allocated between the fair value of the Series AA Stock with the value of the Series AA Warrants treated as a discount to the Series AA Stock. A total of $24,540 of discount was accreted as a deemed dividend (2010- $143,146). During the year ended March 31, 2010 the Company issued 2,120,821 shares of common stock upon the conversion of 20,000 shares of Series AA Stock and on June 30, 2010 the Company issued 6,052,258 shares of common stock upon the automatic conversion of the remaining 55,000 shares of Series AA Stock. As a result no shares of Series AA Stock remain outstanding.

Share Warrants
A summary of warrant activity during the years ended March 31, 2010 (no activity in 2011) is presented below:

	Number	Average Purchase Price Per Share $
Shares purchasable under outstanding warrants at March 31, 2009	9,831,572	0.11
Stock purchase warrants expired	(2,331,572)	0.15
Shares purchasable under outstanding warrants at March 31, 2010 and 2011	7,500,000	0.10

The Company has outstanding share warrants as of March 31, 2011, as follows:

	Number of	Exercise Price
Description	Common Shares	Per Share $	Expiration Date
Warrants	7,500,000	0.10	June 30, 2011

10. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Plan and Awards
The Company has stock options outstanding under its 2005 Equity-Based Compensation Plan covering a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants until 2015. At March 31, 2011 there were options outstanding on 6,022,500 common shares pursuant to the 2005 Plan with options on 3,603,000 shares available for future grant under the 2005 Plan plus any future forfeitures or cancellations from the 2005 Plan options currently outstanding.

Stock-Based Compensation
The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended March 31, 2011 and 2010 (annualized percentages):

	Year Ended March 31,
	2011	2010
Volatility	77.5%	77%
Risk-free interest rate	0.71%	0.95%
Forfeiture rate	1.0%	1.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.5	2.2
Weighted-average fair value of options granted	$0.04	$0.06

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience and is assumed at 0.0% for nonemployees and certain long-term employees and 5.0% for other employees. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

Since the Company has a net operating loss carryforward as of March 31, 2011, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2011. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2011 or 2010 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2011 total estimated compensation cost of options granted but not yet vested was approximately $27,500 and is expected to be recognized over the weighted average period of 0.8 years.

Stock Option Summary Information
The following table summarizes stock option transactions:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2009	8,050,500	0.17
Fiscal 2010
Granted	2,330,000	0.15
Exercised	-
Canceled/expired	(5,415,000)	0.17
Outstanding March 31, 2010	4,965,500	0.15	30,500
Exercisable at March 31, 2010	3,357,165	0.15	8,708
Fiscal 2011
Granted	2,985,000	0.09
Exercised	-
Canceled/expired	(1,928,000)	0.15
Outstanding March 31, 2011	6,022,500	0.15	9,975
Exercisable at March 31, 2011	4,959,580	0.12	9,975

The following table summarizes the number of options exercisable at March 31, 2011 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2011	Number exercisable at March 31, 2011	Weighted Average exercise price	Weighted average remaining contractual life	Weighted average Exercise price of options exercisable at March 31, 2011
$	#	#	$	Years	$
$0.09	1,995,000	1,995,000	0.09	3.3	0.09
$0.10-$0.115	2,265,000	1,202,080	0.11	2.7	0.11
$0.155-$0.185	1,762,500	1,762,500	0.16	2	0.16

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

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

Reportable segment information for the years ended March 31, 2011 and 2010 is as follows:

Year Ended March 31,	2011	2010
	$	$
REVENUES:
Products and services	1,064,621	953,869
Patent licensing	231,042	1,600,000
Total revenue	1,295,663	2,553,869

GROSS PROFIT:
Products and services	385,974	327,009
Patent licensing	120,000	985,085
Total gross profit	505,974	1,312,094

RECONCILIATION:
Total segment gross profit	505,974	1,312,094
Operating expenses	(1,634,072)	(2,190,680)
Other income	41,408	13,916
Loss before provision for income taxes	(1,086,690)	(864,670)

The Company does not have significant assets employed in the patent license segment and does not track capital expenditures or assets by reportable segment. Consequently we do not disclose this information.

Revenue by geographic region is determined based on the location of the Company’s direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

Year Ended March 31,	2011	2010
	$	$
United States	231,042	1,676,600
International	1,064,621	877,269
Total revenue	1,295,663	2,553,869

Revenues from one licensee (15%) and three customers (28%, 22% and 13%) each accounted for more than 10% of revenues for the year ended March 31, 2011. Revenues from two licensees and one customer each accounted for more than 10% of revenues for the year ended March 31, 2010. Accounts receivable from two parties comprised 36% and 18% of net accounts receivable at March 31, 2011. Accounts receivable from four parties comprised 28%, 21%, 18% and 15% of net accounts receivable at March 31, 2010.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

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

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By March 31, 2011 the Company had licensed and settled the litigation with four of the defendants. Subsequently in June 2011 the Company licensed and settled litigation with one additional defendant.

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

In the event the Company is acquired or sold or elects to sell the covered patents or upon certain other corporate events or in the event the Company terminates the agreement for any reason, then Duane Morris shall be entitled to collect accrued costs and a fee equal to three times overall time and expenses (approximately $1.5 million at March 31, 2011) accrued in connection with the agreement and a fee of 15% of a good faith estimate of the overall value of the covered patents. Any such corporate event or termination fee will only be recorded if and when such applicable event becomes probable. The Company has provided Duane Morris a lien and a security interest in the covered patents to secure its obligations under the agreement.

Contract Manufacturers and Suppliers
At March 31, 2011 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $10,000 of future deliveries with such amounts generally subject to modification or rescheduling in the normal course of business.

e.Digital Corporation
Notes to Consolidated Financial Statements
March 31, 2011

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006 and expiring July 31, 2011, for approximately 4,800 square feet with an aggregate monthly payment currently at $6,534 excluding utilities and costs. Future commitments aggregated $26,137 at March 31, 2011. In May 2011 the Company entered into a lease extension through April 2012 at the same monthly rate. Office rent expense recorded by the Company for the year ended March 31, 2011 was $90,644 (2010 - $91,860).

13. SUBSEQUENT EVENTS

See subsequent event disclosure included in Note 12.