Form 10-Q
period 2011-06-30
E DIGITAL CORP
filed 2011-08-12
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number 0-20734

e.Digital Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0591385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

16770 West Bernardo Drive, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

(858) 304-3016
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 1, 2011 a total of 293,003,158 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	March 31,
	(Unaudited)	2011
	$	$
ASSETS
Current
Cash and cash equivalents	2,429,408	1,805,894
Accounts receivable	1,162,712	98,152
Inventory	219,883	256,458
Deposits and prepaid expenses	33,974	30,327
Total current assets	3,845,977	2,190,831
Property, equipment and intangibles, net of accumulated depreciation and amortization of $195,461 and $194,461, respectively	5,145	6,506
Total assets	3,851,122	2,197,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	571,917	24,466
Accrued and other liabilities	524,386	153,013
Total current liabilities	1,096,303	177,479

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 shares issued and outstanding each period	293,003	293,003
Additional paid-in capital	82,770,812	82,767,088
Accumulated deficit	(80,308,996)	(81,040,233)
Total stockholders' equity	2,754,819	2,019,858

Total liabilities and stockholders' equity	3,851,122	2,197,337

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2011	2010
	$	$
Revenues:
Products	39,007	298,615
Services	117,808	188,519
Patent license	2,025,000	25,264
	2,181,815	512,398

Cost of revenues:
Products	37,162	241,685
Services	64,080	86,003
Patent license	911,204	10,106
	1,012,446	337,794
Gross profit	1,169,369	174,604

Operating expenses:
Selling and administrative	248,847	366,125
Research and related expenditures	189,285	158,671
Total operating expenses	438,132	524,796

Operating income (loss) before provision for income taxes	731,237	(350,192)
Income tax provision	-	-
Income (loss) for the period	731,237	(350,192)
Accrued and deemed dividends on preferred stock	-	(31,396)
Income (loss) attributable to common stockholders	731,237	(381,588)
Income (loss) per common share - basic and diluted	0.00	(0.00)

Weighted average common shares outstanding Basic and diluted	293,003,158	287,017,408

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	June 30,
	2011	2010
	$	$
OPERATING ACTIVITIES
Income (loss) for period	731,237	(350,192)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,361	2,704
Warranty provision	(1,333)	8,345
Stock-based compensation	3,724	93,766
Changes in assets and liabilities:
Accounts receivable	(1,064,560)	(53,622)
Inventory	36,575	55,106
Deposits and prepaid expenses	(3,647)	35,329
Accounts payable, trade	547,451	66,229
Accrued and other liabilities	372,706	(130,628)
Cash provided by (used in) operating activities	623,514	(272,963)

INVESTING ACTIVITIES
Purchase of equipment	-	(1,103)
Cash used in investing activities	-	(1,103)
Net increase (decrease) in cash and cash equivalents	623,514	(274,066)
Cash and cash equivalents, beginning of period	1,805,894	2,818,727
Cash and cash equivalents, end of period	2,429,408	2,544,661

Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of preferred stock	-	605,226
Accrued and deemed dividends on preferred stock	-	31,396

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

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2011, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2011 filed on Form 10-K.

Going Concern
The Company has incurred significant historical losses and negative cash flow from operations and has an accumulated deficit of $80,308,996 at June 30, 2011. Although the Company reported a profit in the first quarter of the current fiscal year it could incur additional losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2011 that are of significance, or potential significance to the Company’s financial statements.

3. INCOME (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The loss to common stockholders was increased by accrued and deemed dividends on preferred stock during the three months ended June 30, 2010 of $31,396. Diluted earnings per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options and warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. These securities were not included in the computation of diluted loss per share for the periods because they are antidilutive, but they could potentially dilute earnings per share in future periods.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the periods presented potential dilutive securities were not included in the computation of diluted earnings (loss) per share because they had no effect or were antidilutive, but they could potentially dilute earnings per share in future periods. There was no difference in basic and diluted earnings (loss) per share or basic and diluted weighted average shares outstanding for the periods presented.

4. INVENTORIES

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method.

Inventories consisted of the following:

	June 30,	March 31,
	2011	2011
	$	$
Raw materials	60,997	70,835
Work in process	18,751	19,027
Finished goods	140,135	166,596
	219,883	256,458

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

	Three Months Ended
	June 30,
	2011	2010
	$	$
Research and development	3,691	18,034
Selling and administrative	33	75,732
Total stock-based compensation expense	3,724	93,766

As of June 30, 2011 total estimated compensation cost of stock options granted but not yet vested was $4,995 and is expected to be recognized over the weighted average period of 0.6 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the three-month period ended June 30, 2010 (annualized percentages).

	Three Months Ended
	June 30,
	2011	2010
Volatility	*	77%
Risk-free interest rate	*	0.43%
Forfeiture rate	*	0.0%
Dividend yield	*	0.0%
Expected life in years	*	2.0
Weighted-average fair value of options granted	*	$0.04

*No stock options granted during the three months ended June 30, 2011.

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

6. WARRANTY RESERVE

Details of the estimated warranty liability included in other accounts payable and accrued liabilities are as follows:

	Three Months Ended
	June 30,
	2011	2010
	$	$
Beginning balance	4,589	5,262
Warranty provision	(1,333)	8,345
Warranty deductions	(51)	-
Ending balance	3,205	13,607

7. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2011:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2011	293,003,158	293,003	82,767,088	(81,040,233)	2,019,858
Stock-based compensation	-	-	3,724	-	3,724
Income for the period	-	-	-	731,237	731,237
Balance, June 30, 2011	293,003,158	293,003	82,770,812	(80,308,996)	2,754,819

Options
The following table summarizes stock option activity for the period:
		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2011	6,022,500	0.15	-
Granted	-	-	-
Exercised	-	-	-
Canceled/expired	(512,500)	0.18	-
Outstanding June 30, 2011	5,510,000	0.11	$-
Exercisable at June 30, 2011	4,447,080	0.11	$-

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.155 and expire over the period from 2013 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2011 of $0.035 and excludes the impact of options that were not in-the-money.

Share warrants
A total of 7,500,000 share warrants exercisable at $0.10 per share expired on June 30, 2011 and no warrants were outstanding at June 30, 2011.

8. FAIR VALUE MEASUREMENTS
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

9. SEGMENT INFORMATION
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

Reportable segment information for the three months ended June 30, 2011 and 2010 is as follows:

	For the three months ended
	June 30,
	2011	2010
	$	$
REVENUES:
Products and services	156,815	487,134
Patent licensing	2,025,000	25,264
Total revenue	2,181,815	512,398

GROSS PROFIT:
Products and services	55,573	159,446
Patent licensing	1,113,796	15,158
Total gross profit	1,169,369	174,604

RECONCILIATION:
Total segment gross profit	1,169,369	174,604
Operating expenses	(438,132)	(524,796)
Other income (expense)	-	-
Income (loss) before income taxes	731,237	(350,192)

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

	For the three months ended
	June 30,
	2011	2010
	$	$
United States	2,025,000	25,264
International	156,815	487,134
Total revenue	2,181,815	512,398

Revenues from two licensees comprised 47% and 46% of revenue for the three months ended June 30, 2011, with no other licensee or customer accounting for more than 10% of revenues. Revenues from three customers comprised 44%, 18% and 14% of revenue for the three months ended June 30, 2010, with no other customer accounting for more than 10% of revenues. Accounts receivable from one licensee comprised 88% of net accounts receivable at June 30, 2011.

10. COMMITMENTS AND CONTINGENCIES

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

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By June 30, 2011 the Company had licensed and settled the litigation with seven of the defendants and suspended the complaint against one defendant.

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

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006 and expiring July 31, 2011, for approximately 4,800 square feet. In May 2011 the Company entered into a lease extension through April 2012 at the same monthly rate of $6,534 excluding utilities and costs. Future lease commitments aggregate to $65,340 at June 30, 2011.

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

11. INCOME TAXES
There is no income tax provision for the three months ended June 30, 2011 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

In spite of state NOLs the Company could be subject to California state taxes during fiscal 2012 if it generates taxable income of $500,000 or more during the year due to the California extension of the suspension of the net operating loss (“NOL”) carryforwards to the 2011 tax year.

At June 30, 2011, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2011.

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

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009 we filed an additional patent infringement complaint against nineteen companies and as of  June 30, 2011 we had licensed and settled with seven defendants and suspended the complaint against one defendant.

On June 28, 2011, the United States District Court for the District of Colorado issued an Opinion and Order Regarding Claim Construction following a January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent 5,491,774, one of the Company’s Flash-R patents, more narrowly than we had proposed. On July 28, 2011 the parties to the litigation filed a Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction (the “Statement”) as required by the Opinion. The Statement proposes a plan to take future discovery to clarify infringement-related issues arising from the Court’s claim construction as outlined in the Opinion. The Statement also requests that the Court construe a claim term from a second Flash-R patent in the litigation. While we continue to evaluate future licensing and enforcement actions, the Order, the Statement and requested clarifications could negatively affect future licensing prospects.

Two of our patents are in the process of being reexamined by the United States Patent and Trademark Office (USPTO). Favorable determinations from the reexamination could bolster our licensing and unfavorable determination could adversely affect our ability to monetize our patent portfolio.

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

Overall Performance and Trends
We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first quarter and during the fiscal years ended March 31, 2011 and 2010. While we have settled and licensed with a total of fourteen defendants to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, future events including court rulings and patent reexamination results could have a significant positive or negative impact on future licensing activity.  The recent Markman ruling in particular could negatively affect future licensing prospects.

Our eVU IFE business remained slow during the first quarter primarily due to airline economics. We are unable to predict future sales levels in this market as orders have been and are expected to continue to be sporadic from both existing and new customers. We continue to pursue business in the airline and other travel markets for our eVU product line.

While we reported a profit for the first fiscal quarter ended June 30, 2011 (fiscal 2012), in prior years and in the two years just completed (fiscal 2011 and 2010) we have incurred losses and negative cash flow from operations. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

Management faces challenges for the remainder of fiscal 2012 to execute its plan to grow product and service revenues, license new intellectual property currently in development, and increase Flash-R patent portfolio license fees. The recent Markman ruling could negatively affect future licensing prospects and future rulings from reexamination of certain Flash-R patent claims by the USPTO could have a significant positive or negative impact on future licensing activity in 2012 and beyond. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the three months ended June 30, 2011 we recognized a net income before income taxes of $731,237 compared to a net loss before income taxes of $350,192 for the comparable period of the prior fiscal year. Our revenues were $2,181,815 for the first three months of fiscal 2012 with $2,025,000 of patent license revenue. This compares to $512,398 for the prior year’s first three months with $25,264 of patent license revenue reported. We reported reduced operating expenses totaling $438,132 in the three months ended June 30, 2011 compared to $524,796 in the comparable period prior primarily due to reduced staffing costs and non-cash stock compensation expenses.

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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended March 31, 2011. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, stock-based compensation, fair values, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense; and
•	income taxes.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended June 30, 2011. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2011.

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

	Three Months Ended June 30,
	2011	% of	2010	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	39,007	2%	298,615	58%	(259,608)	(87)%
Services	117,808	5%	188,519	37%	(70,711)	(38)%
Patent license	2,025,000	93%	25,264	5%	1,999,736	7915%
	2,181,815	100%	512,398	100%	1,669,417	326%
Gross Profit:
Product gross profit	1,845	0%	56,930	11%	(55,085)	(97)%
Service gross profit	53,728	2%	102,516	20%	(48,788)	(48)%
Patent license	1,113,796	51%	15,158	3%	1,098,638	7248%
	1,169,369	54%	174,604	34%	994,765	570%
Operating Expenses:
Selling and administrative	248,847	11%	366,125	71%	(117,278)	(32)%
Research and related	189,285	9%	158,671	31%	30,614	19%
	438,132	20%	524,796	102%	(86,664)	(17)%
Income (loss) before income taxes	731,237	34%	(350,192)	(68)%	1,081,429	(309)%

Income (Loss) Before Income Taxes
The income before income taxes in the first quarter of fiscal 2012 resulted primarily from two new license arrangements covering three defendants and related margins.

Revenues
Revenues increased during first fiscal quarter of 2012 compared to the same quarter of the prior fiscal year due to two  new license arrangements covering three defendants. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of airline industry economics resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:
•	the dollar amount of agreements executed each period, which is primarily driven by the magnitude of infringement associated with a specific licensee;
•	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments; and
•	fluctuations in the number of agreements executed.

In the future the following additional factors could also impact revenue variability:
•	the effect of court and USPTO rulings and decisions;
•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;
•	the timing of the receipt of periodic license fee payments and/or reports from licensees.

We are pursuing new eVU business and targeting new patent licensees but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of future patent licensing arrangements, if any.

Gross Profit
Gross profit for the first quarter of fiscal 2012 was $1,169,369 or 54% of revenues.  The gross profit on product and service revenues was 35% and the gross profit on patent licensing fees was 55% of license revenues. The gross profit for the prior year’s first quarter was $174,604 or 34% of revenues. The gross profit on product and service revenues was 33% and the gross profit on patent licensing fees was 60% of license revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the three months ended June 30, 2011 declined by $117,278 compared to the same period in the year prior. The current period included a $33 expense for noncash stock-based compensation expense compared to $75,732 for the prior year’s first quarter as a result of granting immediately vested stock options. Reduced current period selling and administrative expenses included $86,000 of reduced staffing costs offset by annual meeting costs of $42,000.

Research and related expenses in the most recent quarter included $3,691 of noncash stock-based compensation costs compared to $18,034 in the prior year first quarter. Research and related expenses increased by $30,614 due to $97,000 of patent related costs offset by reduced staffing costs of $44,000. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income (Loss) Attributable to Common Stockholders
The income attributable to common stockholders was $731,237. The net loss attributable to common stockholders for the prior comparable first quarter was $381,588 including the effect of accrued and deemed dividends of $31,396.

Liquidity and Capital Resources
At June 30, 2011, we had working capital of $2,794,674 compared to a working capital of $2,013,352 at March 31, 2011. At June 30, 2011 we had cash on hand of $2,429,408.

Operating Activities
Cash provided by operating activities was $623,514 for the three months ended June 30, 2011. Cash provided by operating activities included the net income of $731,237 increased by net non-cash expenses of $3,752. Major components also providing operating cash was a decrease of $36,575 in inventory and an increase of $547,451 in accounts payable and $372,705 of accrued and other liabilities. Major components reducing operating cash included a $1,064,560 increase in accounts receivable.

Cash used in operating activities was $272,963 for the three months ended June 30, 2010. The usage was caused by the net loss and increases in accounts receivable and decreases in accrued and other liabilities.

Our terms to customers vary but we often require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days of settlement or end of royalty reporting period.

Individual working capital components can change dramatically from period to period due to timing of licensing, sales and shipments and corresponding receivable, inventory and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities
The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities
There were no cash financing activities during the three months ended June 30, 2011.

Debt and Other Commitments
We currently have no debt outstanding other than trade payables and accruals. At June 30, 2011 we had no significant purchase commitments for product and components.

We are committed for our office lease as more fully described in our interim consolidated financial statements.

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

The costs of the USPTO reexamination of certain claims of the Flash-R patents is not covered under our arrangement with Duane Morris and we have engaged separate counsel and will be required to pay such patent related costs which could continue to be significant.

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at June 30, 2011 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report.  Based on that evaluation , our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

In November 2009 we filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By June 30, 2011 we had licensed and settled the litigation with seven of the defendants and suspended the complaint against one defendant.

On June 28, 2011, the United States District Court for the District of Colorado (the “Court”) issued an Opinion and Order Regarding Claim Construction (the “Opinion”) following a January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent 5,491,774, one of the Company’s Flash-R patents, more narrowly than proposed by the Company.

On July 28, 2011 the parties to the litigation filed a Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction (the “Statement”) as required by the Opinion. The Statement proposes a plan to take future discovery to clarify infringement-related issues arising from the Court’s claim construction as outlined in the Opinion. The Statement also requests that the Court construe a claim term from a second Flash-R patent in the litigation.

While the Company continues to evaluate future licensing and enforcement actions, the Order, the Statement and requested clarifications could negatively affect future licensing prospects.

Although most fees, costs and expenses of intellectual property litigation are covered under our arrangement with Duane Morris LLP, we may incur support and related expenses for this litigation that may become material.  In particular, the costs of the USPTO reexamination of certain claims of the Flash-R patents is not covered under our arrangement with Duane Morris LLP and we have engaged separate counsel and will be required to pay such patent related costs which could continue to be significant.

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

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

By:	/s/ ALFRED H. FALK
Alfred H. Falk, President and Chief Executive Officer

By:	/s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Principal Accounting Officer

Date:        August 12, 2011