Form 10-Q
period 2011-09-30
E DIGITAL CORP
filed 2011-11-10
CIK 886328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October17, 2011 a total of 293,003,158 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,
	2011	March 31,
	(Unaudited)	2011
	$	$
ASSETS
Current
Cash and cash equivalents	3,031,760	1,805,894
Accounts receivable	101,478	98,152
Inventory	216,495	256,458
Deposits and prepaid expenses	35,915	30,327
Total current assets	3,385,648	2,190,831
Property, equipment and intangibles, net of accumulated depreciation and amortization of $196,418 and $194,461, respectively	4,188	6,506
Total assets	3,389,836	2,197,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	230,357	24,466
Accrued and other liabilities	238,730	153,013
Total current liabilities	469,087	177,479

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	-	-
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 shares issued and outstanding each period	293,003	293,003
Additional paid-in capital	82,773,312	82,767,088
Accumulated deficit	(80,145,566)	(81,040,233)
Total stockholders' equity	2,920,749	2,019,858

Total liabilities and stockholders' equity	3,389,836	2,197,337

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$
Revenue:
Products	21,250	54,212	60,257	352,827
Services	116,903	183,883	234,711	372,402
Patent license	904,338	-	2,929,338	25,264
	1,042,491	238,095	3,224,306	750,493

Cost of revenues:
Products	24,514	34,996	61,676	276,681
Services	77,342	98,929	141,422	184,932
Patent license	341,670	15,158	1,252,874	25,264
	443,526	149,083	1,455,972	486,877
Gross profit	598,965	89,012	1,768,334	263,616

Operating expenses:
Selling and administrative	230,774	273,788	479,621	639,913
Research and related expenditures	103,736	87,413	293,021	246,084
Total operating expenses	334,510	361,201	772,642	885,997

Operating income (loss) before provision for income taxes	264,455	(272,189)	995,692	(622,381)
Income tax provision	(101,025)	-	(101,025)	-
Income (loss) for the period	163,430	(272,189)	894,667	(622,381)
Accrued and deemed dividends on preferred stock	-	-	-	(31,396)
Income (loss) attributable to common stockholders	163,430	(272,189)	894,667	(653,777)
Income (loss) per common share - basic and diluted	0.00	(0.00)	0.00	(0.00)

Weighted average common shares outstanding Basic and diluted	293,003,158	293,003,158	293,003,158	289,993,565

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	September 30,
	2011	2010
	$	$
OPERATING ACTIVITIES
Income (loss) for period	894,667	(622,381)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,318	5,279
Warranty provision	(2,604)	11,327
Stock-based compensation	6,224	100,164
Changes in assets and liabilities:
Accounts receivable	(3,326)	(60,669)
Inventory	39,963	48,933
Deposits and prepaid expenses	(5,588)	13,504
Accounts payable, trade	205,891	55,362
Accrued and other liabilities	88,321	(224,239)
Cash provided by (used in) operating activities	1,225,866	(672,720)

INVESTING ACTIVITIES
Purchase of equipment	-	(1,103)
Cash used in investing activities	-	(1,103)
Net increase (decrease) in cash and cash equivalents	1,225,866	(673,823)
Cash and cash equivalents, beginning of period	1,805,894	2,818,727
Cash and cash equivalents, end of period	3,031,760	2,144,904

Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of preferred stock	-	605,226
Accrued and deemed dividends on preferred stock	-	31,396

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

Unaudited Interim Financial Statements
These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2011, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2011 filed on Form 10-K.

Going Concern
The Company has incurred significant historical losses and negative cash flow from operations and has an accumulated deficit of $80,145,566 at September 30, 2011. Although the Company reported a profit in the first six months of the current fiscal year it could incur additional losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2011 that are of significance, or potential significance to the Company’s financial statements.

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

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic and diluted (1)
Income (loss) attributable to common stockholders	$163,430	$(272,189)	$894,667	$(653,777)
Weighted average common shares outstanding (basic and diluted)	293,003,158	293,003,158	293,003,158	289,993,565
Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	5,510,000	14,465,500	5,510,000	14,465,500

(1) There was no difference in basic and diluted income (loss) or in basic and diluted weighted-average shares outstanding for the respective periods. Options and warrants are not included as the effect would be anti-dilutive.

4. INVENTORIES

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method.

Inventories consisted of the following:

	September 30,	March 31,
	2011	2011
	$	$
Raw materials	60,483	70,835
Work in process	15,992	19,027
Finished goods	140,020	166,596
	216,495	256,458

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

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$
Research and development	2,174	4,330	5,865	22,364
Selling and administrative	326	2,068	359	77,800
Total stock-based compensation expense	2,500	6,398	6,224	100,164

As of September 30, 2011 total estimated compensation cost of stock options granted but not yet vested was $1,582 and is expected to be recognized over the weighted average period of 0.7 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the six-month period ended September 30, 2011 and 2010 (annualized percentages).

	Six Months Ended
	September 30,
	2011*	2010
Volatility	n/a	76%
Risk-free interest rate	n/a	0.43%
Forfeiture rate	n/a	0.0%
Dividend yield	n/a	0.0%
Expected life in years	n/a	2.0
Weighted-average fair value of options granted	n/a	$0.04

* No options granted during the period.

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

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$
Beginning balance	3,205	13,607	4,589	5,262
Warranty provision	(1,271)	2,982	(2,604)	11,327
Warranty deductions	-	(6,466)	(51)	(6,466)
Ending balance	1,934	10,123	1,934	10,123

7. STOCKHOLDERS’ EQUITY
The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2011:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2011	293,003,158	293,003	82,767,088	(81,040,233)	2,019,858
Stock-based compensation	-	-	6,224	-	6,224
Income for the period	-	-	-	894,667	894,667
Balance, September 30, 2011	293,003,158	293,003	82,773,312	(80,145,566)	2,920,749

Options
The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2011	6,022,500	0.15
Granted	-	-
Exercised	-	-
Canceled/expired	(512,500)	0.18
Outstanding September 30, 2011	5,510,000	0.11	$-
Exercisable at September 30, 2011	5,130,000	0.11	$-

(1)	Options outstanding are exercisable at prices ranging from $0.09 to $0.155 and expire over the period from 2013 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2011 of $0.037 and excludes the impact of options that were not in-the-money.

Share warrants
A total of 7,500,000 share warrants exercisable at $0.10 per share expired on June 30, 2011 and no warrants were outstanding at September 30, 2011.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and six months ended September 30, 2011 and 2010 is as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$
REVENUES:
Products and services	138,153	238,095	294,968	725,229
Patent licensing	904,338	-	2,929,338	25,264
Total revenue	1,042,491	238,095	3,224,306	750,493

GROSS PROFIT:
Products and services	36,297	104,170	91,870	263,616
Patent licensing	562,668	(15,158)	1,676,464	-
Total gross profit	598,965	89,012	1,768,334	263,616

RECONCILIATION:
Total segment gross profit	598,965	89,012	1,768,334	263,616
Operating expenses	(334,510)	(361,201)	(772,642)	(885,997)
Other income (expense)	-	-	-	-
Income (loss) before income taxes	264,455	(272,189)	995,692	(622,381)

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2011	2010	2011	2010
	$	$	$	$
United States	904,338	-	2,929,338	25,264
International	138,153	238,095	294,968	725,229
Total revenue	1,042,491	238,095	3,224,306	750,493

Revenues from three licensees comprised 32%, 31% and 15% of revenue for the six months ended September 30, 2011, with no other licensee or customer accounting for more than 10% of revenues. Revenues from three customers comprised 31%, 27% and 12% of revenue for the six months ended September 30, 2010, with no other customer accounting for more than 10% of revenues. Accounts receivable from three customers comprised 28%, 25% and 22% of net accounts receivable at September 30, 2011.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation
In September 2007 through March 2008, the Company filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of the Company's U.S. patents covering the use of flash memory technology. These patents are part of the Company’s Flash-R patent portfolio. By September 30, 2009 the Company had licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant in bankruptcy.

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By September 30, 2011 the Company had licensed and settled the litigation with ten of the defendants, suspended the complaint against one defendant, and dismissed with prejudice, two additional defendants. Subsequent to September 30, 2011, the Company entered into two licensing and settlement agreements related to the Flash-R portfolio. The remaining four defendants were dismissed with prejudice, thereby ending the Colorado patent litigation case.

Although most fees, costs and expenses of intellectual property litigation are covered under the Company’s arrangement with Duane Morris LLP as described below, the Company may incur support and related expenses for future litigation that may become material.

Commitment Related to Intellectual Property Legal Services
On March 23, 2007, the Company entered into an agreement for legal services and a contingent fee arrangement with Duane Morris LLP. The agreement provides that Duane Morris is the Company’s legal counsel in connection with the assertion of the Company’s flash memory related patents against infringers (“Patent Enforcement Matters”).

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

Facility Lease
In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006 and expiring July 31, 2011, for approximately 4,800 square feet. In May 2011 the Company entered into a lease extension through April 2012 at the same monthly rate of $6,534 excluding utilities and costs. Future lease commitments aggregated $45,740 at September 30, 2011.

Concentration of Credit Risk and Sources of Supply
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at September 30, 2011 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account, which pursuant to current rules is insured in full by the Federal Deposit Insurance Corporation through December 31, 2012. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

11. INCOME TAXES
The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.  For the six months ended September 30, 2011, the provision for income taxes included $57,025 of foreign withholding taxes on payments in connection with a patent license agreement. Excluding the impact of foreign withholding taxes, the 2012 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.  For the six months ended September 30, 2011, the provision for income taxes related primarily to a California state tax liability due to a California extension of the suspension of the net operating loss (“NOL”) carryforwards to the Company’s 2011 tax year.

At September 30, 2011, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

12. SUBSEQUENT EVENTS
See Note 10 for information on subsequent licensing and litigation information.

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

We are commercializing our Flash-R patent portfolio through licensing and aggressively pursue enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009 we filed an additional patent infringement complaint in the United States District Court for the District of Colorado (the “Court”) against nineteen companies that manufacture devices using flash memory. On June 28, 2011, the Court issued an Opinion and Order Regarding Claim Construction following a January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent 5,491,774, one of the Company’s Flash-R patents, more narrowly than we had proposed. On July 28, 2011 the parties to the litigation filed a Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction (the “Statement”) as required by the Opinion. The Statement proposed a plan to take future discovery and requested that the Court construe a claim term from a second Flash-R patent in the litigation.

As of September 30, 2011 we had licensed and settled with ten defendants, suspended the complaint against one defendant, and dismissed with prejudice, two additional defendants. Subsequent to September 30, 2011, we entered into two licensing and settlement agreements related to the Flash-R portfolio. The remaining four defendants were dismissed with prejudice, thereby ending the Colorado patent litigation case.

Additionally, in October 2011 we entered into a Flash-R licensing agreement with a manufacturing company outside of the above litigation rounds. While we continue to evaluate future licensing and enforcement actions, the Order and the Statement, described above, could negatively affect future licensing prospects.

Two of our patents are in the process of being reexamined by the United States Patent and Trademark Office (USPTO). Favorable determinations from the reexamination could bolster our licensing and unfavorable determination could adversely affect our ability to monetize our patent portfolio. We expect the reexamination process to be complete in approximately six months.

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

Overall Performance and Trends
We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first six months and during the fiscal years ended March 31, 2011 and 2010. While we have completed two rounds of litigation to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, future events including court rulings and patent reexamination results could have a significant positive or negative impact on future licensing activity.  The recent Markman ruling in particular could negatively affect future licensing prospects.

Our eVU IFE business remained slow during the first six months primarily due to airline economics. We are unable to predict future sales levels in this market as eVU player orders have been and are expected to continue to be sporadic from both existing and new customers. We continue to pursue business in the airline and other travel markets for our eVU product line.

While we reported a profit for the six months ended September 30, 2011 (fiscal 2012), in the two years just completed (fiscal 2011 and 2010) we have incurred losses and negative cash flow from operations. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing.

Management faces challenges for the remainder of fiscal 2012 to execute its plan to grow product and service revenues, license new intellectual property currently in development, and realize additional Flash-R patent portfolio license fees. The recent Markman ruling could negatively affect future licensing prospects and future rulings from reexamination of certain Flash-R patent claims by the USPTO could have a significant positive or negative impact on future licensing activity in 2012 and beyond. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the six months ended September 30, 2011 we recognized net income before income taxes of $995,692 compared to a loss before income taxes of $622,381 for the comparable period of the prior fiscal year. Our revenues were $3,224,306 for the first six months of fiscal 2012 with $2,929,338 of patent license revenue. This compares to $750,493 for the prior year’s first six months with $25,264 of patent license revenue reported. We reported reduced operating expenses totaling $772,642 in the six months ended September 30, 2011 compared to $885,997 in the comparable period prior primarily due to reduced staffing costs and non-cash stock compensation expenses.

Our base recurring monthly cash operating costs average approximately $135,000. However, during the current fiscal year we have incurred and may continue to incur increased non-recurring advanced product and technology research and development costs, patent re-examination related costs and other legal costs.  We may also increase expenditure levels in future periods to support and expand our revenue opportunities. Our quarterly results are highly dependent on the timing and amount of licensing fees and elections regarding non-recurring expenditures and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary, obtaining additional financing.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended September 30, 2011. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2011.

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended September 30,
	2011		2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	21,250	2%	54,212	23%	(32,962)	(61)%
Services	116,903	11%	183,883	77%	(66,980)	(36)%
Patent license	904,338	87%	-	0%	904,338
	1,042,491	100%	238,095	100%	804,396	338%
Gross Profit:
Product gross profit (loss)	(3,264)	(0)%	19,216	8%	(22,480)	(117)%
Service gross profit	39,561	4%	84,954	36%	(45,393)	(53)%
Patent license	562,668	54%	(15,158)	-6%	577,826	(3812)%
	598,965	57%	89,012	37%	509,953	573%
Operating Expenses:
Selling and administrative	230,774	22%	273,788	115%	(43,014)	(16)%
Research and related	103,736	10%	87,413	37%	16,323	19%
	334,510	32%	361,201	152%	(26,691)	(7)%
Income (loss) before income taxes	264,455	25%	(272,189)	(114)%	536,644	(197)%

Income (Loss) Before Income Taxes
The income before income taxes in the second quarter of fiscal 2012 resulted primarily from three new license arrangements and related margins.

Revenues
Revenues increased during the most recent fiscal quarter (Q2 of fiscal 2012) compared to the same quarter of the prior fiscal year due to three new license arrangements. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of airline industry economics resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

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

Gross Profit
Gross profit for the second quarter of fiscal 2012 was $598,965 or 57% of revenues.  The gross profit on product and service revenues was 26% of related revenues and the gross profit on patent licensing fees was 62% of license revenues. The gross profit for the prior year’s second quarter was $89,012 or 37% of revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the three months ended September 30, 2011 declined by $26,691 compared to the same period in the year prior. The current period included a $326 expense for noncash stock-based compensation expense compared to $2,068 for the prior year’s second quarter as a result of granting immediately vested stock options. Reduced current period selling and administrative expenses included $59,990 of reduced staffing costs offset by annual meeting costs of $18,690.

Research and related expenses in the most recent quarter included $2,174 of noncash stock-based compensation costs compared to $4,330 in the prior year’s second quarter. Research and related expenses increased by $16,321 due primarily to $20,382 of increased patent related costs. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes
Income tax expense for the three months ended September 30, 2011 was $101,025 consisting of $57,025 foreign tax expense and $44,000 as a provision for California state taxes. There was no income tax expense or benefit for the same period in the prior year.

Income (Loss) Attributable to Common Stockholders
The net income attributable to common stockholders was $163,430. The net loss attributable to common stockholders for the prior comparable second quarter was $272,189.

Six months ended September 30, 2011 compared to the six months ended September 30, 2010

	Six Months Ended September 30,
	2011		2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	60,257	2%	352,827	47%	(292,570)	(83)%
Service revenues	234,711	7%	372,402	50%	(137,691)	(37)%
Patent license	2,929,338	91%	25,264	3%	2,904,074	11495%
	3,224,306	100%	750,493	100%	2,473,813	330%
Gross Profit:
Product gross profit (loss)	(1,419)	(0)%	76,146	10%	(77,565)	(102)%
Service gross profit	93,289	3%	187,470	25%	(94,181)	(50)%
Patent license gross profit	1,676,464	52%	-	0%	1,676,464
	1,768,334	55%	263,616	35%	1,504,718	571%
Operating Expenses:
Selling and administrative	479,621	15%	639,913	85%	(160,292)	(25)%
Research and related	293,021	9%	246,084	33%	46,937	19%
	772,642	24%	885,997	118%	(113,355)	(13)%
Income (loss) before income taxes	995,692	31%	(622,381)	(83)%	1,618,073	(260)%

Income (Loss) Before Income Taxes
The income before income taxes of $995,692 for the six months ended September 30, 2011 resulted primarily from five new license arrangements and related margins.

Revenues
Revenues increased during the most recent six months compared to the same period of the prior fiscal year due to the increase in patent license revenue from $25,264 to $2,929,338. We currently have one licensee reporting periodic royalties. One such payment was recognized in Q2 of the current year and one in the same period of the prior year. All other royalties have been one-time fully paid up royalties. Service revenues vary depending on repair and content services provided to a changing customer mix. eVU product sales activity have been slow and sporadic due to airline industry economics, with airlines curtailing expansion and new projects. Our product sales for the first six months are not necessarily indicative of future orders and we had no significant product backlog at September 30, 2011. Our service agreements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues. We are pursuing new eVU and other technology business but our results will continue to be dependent on the timing and quantity of eVU orders and timing and amount of any patent licensing arrangements.

Gross Profit
Gross profit for the six months ended September 30, 2011 was $1,768,334 or 55% of revenues.  The gross profit on product and service revenues was 31% of related revenues and the gross profit on patent licensing fees was 57% of license revenues. The gross profit for the prior year’s first six months was $263,616 or 35% of revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses
Selling and administrative costs for the six months ended September 30, 2011 declined by $113,355 compared to the same period in the year prior. The current period included a $359 expense for noncash stock-based compensation expense compared to $77,800 for the prior year’s first six months. Reduced current period selling and administrative expenses were due primarily to a $223,000 reduction in staffing costs offset by annual meeting costs of $62,000 and consulting fees of $18,000.

Research and related expenses in the most recent six months included $5,865 of noncash stock-based compensation costs compared to $22,364 for the same period in the prior year. Research and related expenses increased by $46,937 due primarily to $108,748 of increased patent related costs offset by reduced salaries expense of $59,776. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes
Income tax expense for the three months ended September 30, 2011 was $101,025 consisting of $57,025 foreign tax expense and $44,000 as a provision for California state taxes. There was no income tax expense or benefit for the same period in the prior year.

Income (Loss) Attributable to Common Stockholders
The net income attributable to common stockholders was $894,667 for the six months ended September 30, 2011. The net loss attributable to common stockholders for the prior comparable six month period was $622,381.

Liquidity and Capital Resources
At September 30, 2011, we had working capital of $2,916,561 compared to working capital of $2,013,352 at March 31, 2011. At September 30, 2011 we had cash on hand of $3,031,760.

Operating Activities
Cash provided by operating activities was $1,225,866 for the six months ended September 30, 2011. Cash provided by operating activities included the net income of $894,667 increased by net non-cash expenses of $6,224. Major components also providing operating cash was a decrease of $39,963 in inventory and an increase of $205,891 in accounts payable and $88,321 of accrued and other liabilities. Major components reducing operating cash included a $3,326 increase in accounts receivable and a $5,588 increase in deposits and prepaid expenses.

Cash used in operating activities was $672,720 for the six months ended September 30, 2010. The usage was primarily the result of the net loss and a reduction in accrued and other liabilities and increases in accounts receivable.

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

Financing Activities
There were no cash financing activities during the six months ended September 30, 2011.

Debt and Other Commitments
We currently have no debt outstanding other than trade payables and accruals. At September 30, 2011 we had no significant purchase commitments for product and components.

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

Cash Requirements
Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at September 30, 2011 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report.  Based on that evaluation , our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

Intellectual Property Litigation
In September 2007 through March 2008, we filed complaints against eight electronic product manufacturers in the U.S. District Court for the Eastern District of Texas asserting that products made by the companies infringe four of our U.S. patents covering the use of flash memory technology. These patents are part of our Flash-R patent portfolio. By September 30, 2009 we had licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant in bankruptcy.

In November 2009 we filed an additional patent infringement complaint in the United States District Court for the District of Colorado (the “Court”) against nineteen companies that manufacture devices using flash memory. On June 28, 2011, the Court issued an Opinion and Order Regarding Claim Construction (the “Opinion”) following a January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent 5,491,774, one of the Company’s Flash-R patents, more narrowly than proposed by the Company. On July 28, 2011 the parties to the litigation filed a Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction (the “Statement”) as required by the Opinion. The Statement proposed a plan to take future discovery and requested that the Court construe a claim term from a second Flash-R patent in the litigation.  By September 30, 2011 we had licensed and settled the litigation with ten of the defendants, suspended the complaint against one defendant and dismissed with prejudice, two additional defendants. Subsequent to September 30, 2011, we entered into two licensing and settlement agreements related to the Flash-R portfolio. The remaining four defendants were dismissed with prejudice, thereby ending the Colorado patent litigation case.

While the Company continues to evaluate future licensing and enforcement actions, the Order and the Statement could negatively affect future licensing prospects.

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

Date:  November 10, 2011