Form 10-Q
period 2011-12-31
E DIGITAL CORP
filed 2012-02-09
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 1, 2012 a total of 293,003,158 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

Part I. Financial Information
Item 1. Financial Statements:
e.Digital Corporation and subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,
	2011	March 31,
	(Unaudited)	2011
	$	$
ASSETS
Current
Cash and cash equivalents	3,511,982	1,805,894
Accounts receivable	105,838	98,152
Inventory	213,077	256,458
Deposits and prepaid expenses	33,940	30,327
Total current assets	3,864,837	2,190,831
Property, equipment and intangibles, net of accumulated depreciation
and amortization of $196,418 and $194,461, respectively	3,316	6,506
Total assets	3,868,153	2,197,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	62,732	24,466
Accrued and other liabilities	210,965	153,013
Total current liabilities	273,697	177,479

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized
None issued and outstanding	—	—
Common stock, $0.001 par value, authorized 350,000,000,
293,003,158 shares issued and outstanding each period	293,003	293,003
Additional paid-in capital	82,775,602	82,767,088
Accumulated deficit	(79,474,149)	(81,040,233)
Total stockholders' equity	3,594,456	2,019,858

Total liabilities and stockholders' equity	3,868,153	2,197,337

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues:	$	$	$	$
Products	1,902	8,253	62,159	361,080
Services	124,943	126,639	359,654	499,041
Patent license	1,155,000	5,778	4,084,338	31,042
	1,281,845	140,670	4,506,151	891,163

Cost of revenues:
Products	11,807	14,764	73,483	291,445
Services	67,960	74,820	209,382	259,752
Patent license	62,032	5,778	1,314,906	31,042
	141,799	95,362	1,597,771	582,239
Gross profit	1,140,046	45,308	2,908,380	308,924

Operating expenses:
Selling and administrative	219,091	280,582	698,712	920,495
Research and related expenditures	218,538	81,653	511,559	327,737
Total operating expenses	437,629	362,235	1,210,271	1,248,232

Operating income (loss) before provision for income taxes	702,417	(316,927)	1,698,109	(939,308)
Income tax provision	(31,000)	3,479	(132,025)	3,479
Income (loss) for the period	671,417	(313,448)	1,566,084	(935,829)
Accrued and deemed dividends on preferred stock	—	—	—	(31,396)
Income (loss) attributable to common stockholders	671,417	(313,448)	1,566,084	(967,225)
Income (loss) per common share - basic and diluted	0.00	(0.00)	0.01	(0.00)

Weighted average common shares outstanding
Basic and diluted	293,003,158	293,003,158	293,003,158	291,000,411

See notes to interim consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31,
	2011	2010
OPERATING ACTIVITIES	$	$
Income (loss) for period	1,566,084	(935,829)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,190	7,482
Warranty provision	(3,781)	13,731
Stock-based compensation	8,514	104,760
Changes in assets and liabilities:
Accounts receivable	(7,686)	15,547
Inventory	43,381	57,109
Deposits and prepaid expenses	(3,613)	11,309
Accounts payable, trade	38,266	47,111
Accrued and other liabilities	61,733	(205,347)
Cash provided by (used in) operating activities	1,706,088	(884,127)

INVESTING ACTIVITIES
Purchase of equipment	—	(2,776)
Cash used in investing activities	—	(2,776)
Net increase (decrease) in cash and cash equivalents	1,706,088	(886,903)
Cash and cash equivalents, beginning of period	1,805,894	2,818,727
Cash and cash equivalents, end of period	3,511,982	1,931,824

Supplemental schedule of noncash investing and financing activities:
Common stock issued on conversion of preferred stock	—	605,226
Accrued and deemed dividends on preferred stock	—	31,396

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

Unaudited Interim Financial Statements

These unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2011, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2011 filed on Form 10-K.

Going Concern

The Company has incurred significant historical losses and negative cash flow from operations and has an accumulated deficit of $79,474,149 at December 31, 2011. Although the Company reported a profit in the first nine months of the current fiscal year it could incur additional losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2011 that are of significance, or potential significance to the Company’s financial statements.

3. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options and warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. These securities were not included in the computation of diluted loss per share for the periods because they are antidilutive, but they could potentially dilute earnings per share in future periods. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

 The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Basic and diluted (1)
Income (loss) attributable to common stockholders	$671,417	$(313,448)	$1,566,084	$(967,225)
Weighted average common shares outstanding (basic and diluted)	293,003,158	293,003,158	293,003,158	291,000,411
Basic and diluted income (loss) per common share	$0.00	$(0.00)	$0.01	$(0.00)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	5,984,087	13,675,500	6,773,200	13,675,500

(1) There was no difference in basic and diluted income (loss) or in basic and diluted weighted-average shares outstanding for the respective periods. Options and warrants are not included as the effect would be anti-dilutive.

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method.

Inventories consisted of the following:

	December 31,	March 31,
	2011	2011
	$	$
Raw materials	61,500	70,835
Work in process	15,557	19,027
Finished goods	136,020	166,596
	213,077	256,458

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
Research and development	425	4,330	6,290	26,694
Selling and administrative	1,865	266	2,224	78,066
Total stock-based compensation expense	2,290	4,596	8,514	104,760

As of December 31, 2011 total estimated compensation cost of stock options granted but not yet vested was $23,988 and is expected to be recognized over the weighted average period of 1.4 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the nine-month period ended December 31, 2011 and 2010 (annualized percentages).

	Nine months ended
	December 31,
	2011	2010
Volatility	114%	76%
Risk-free interest rate	0.28%	0.47%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.4	2.1
Weighted-average fair value of options granted	$.014	$0.04

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

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
Beginning balance	1,934	10,123	4,589	5,262
Warranty provision	(1,177)	2,404	(3,781)	13,731
Warranty deductions	—	(7,187)	(51)	(13,653)
Ending balance	757	5,340	757	5,340

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2011:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2011	293,003,158	293,003	82,767,088	(81,040,233)	2,019,858
Stock-based compensation	—	—	8,514	—	8,514
Income for the period	—	—	—	1,566,084	1,566,084
Balance, December 31, 2011	293,003,158	293,003	82,775,602	(79,474,149)	3,594,456

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2011	6,022,500	0.15
Granted	1,845,000	0.02
Exercised	—
Canceled/expired	(512,500)	0.18
Outstanding December 31, 2011	7,355,000	0.09	$5,115
Exercisable at December 31, 2011	5,668,750	0.11	$1,279

(1)	Options outstanding are exercisable at prices ranging from $0.022 to $0.155 and expire over the period from 2013 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2011 of $0.025 and excludes the impact of options that were not in-the-money.

Share warrants

A total of 7,500,000 share warrants exercisable at $0.10 per share expired on June 30, 2011 and no warrants were outstanding at December 31, 2011.

8. FAIR VALUE MEASUREMENTS

Cash and cash equivalents are measured at fair value in the Company’s financial statements. Accounts receivable are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable, deferred revenue, financial instruments and accrued and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which established a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and nine months ended December 31, 2011 and 2010 is as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
REVENUES:
Products and services	126,845	134,892	421,813	860,121
Patent licensing	1,155,000	5,778	4,084,338	31,042
Total revenue	1,281,845	140,670	4,506,151	891,163

GROSS PROFIT:
Products and services	47,078	45,308	138,948	308,924
Patent licensing	1,092,968	—	2,769,432	—
Total gross profit	1,140,046	45,308	2,908,380	308,924

RECONCILIATION:
Total segment gross profit	1,140,046	45,308	2,908,380	308,924
Operating expenses	(437,629)	(362,235)	(1,210,271)	(1,248,232)
Other income (expense)	—	—	—	—
Income (loss) before income taxes	702,417	(316,927)	1,698,109	(939,308)

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

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
United States	1,155,000	5,778	4,084,338	31,042
International	126,845	134,892	421,813	860,121
Total revenue	1,281,845	140,670	4,506,151	891,163

Revenues from four licensees comprised 23%, 22%, 22% and 11% of revenue for the nine months ended December 31, 2011, with no other licensee or customer accounting for more than 10% of revenues. Revenues from three customers comprised 27%, 16% and 12% of revenue for the nine months ended December 31, 2010, with no other customer accounting for more than 10% of revenues. Accounts receivable from three customers comprised 28%, 23% and 17% of net accounts receivable at December 31, 2011. Accounts receivable from three customers comprised 40%, 25% and 10% of net accounts receivable at December 31, 2010.

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

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By December 31, 2011 the Company had licensed and settled the litigation with 12 of the defendants, suspended the complaint against one defendant, and dismissed with prejudice the remaining six defendants, thereby ending the Colorado patent litigation case.

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

Facility Lease

In March 2006 the Company entered into a sixty-two month lease, commencing June 1, 2006 and expiring July 31, 2011, for approximately 4,800 square feet. In May 2011 the Company entered into a lease extension through April 2012 at the same monthly rate of $6,534 excluding utilities and costs. In January 2012, the Company entered into a new sixty-two month lease, commencing May 1, 2012, for approximately 3,253 square feet with an aggregate payment of $4,879.50 per month excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,156.60 per month in the forty-ninth through sixty-second months. Future lease commitments aggregated $394,215 at December 31, 2011.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at December 31, 2011 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account, which pursuant to current rules is insured in full by the Federal Deposit Insurance Corporation through December 31, 2012. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

11. INCOME TAXES

The provision for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.  For the nine months ended December 31, 2011, the provision for income taxes included $57,025 of foreign withholding taxes on payments in connection with a patent license agreement. Excluding the impact of foreign withholding taxes, the 2012 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.  For the nine months ended December 31, 2011, the provision for income taxes related primarily to a California state tax liability due to a California extension of the suspension of the net operating loss (“NOL”) carryforwards to the Company’s 2011 tax year.

At December 31, 2011, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

As of December 31, 2011 we had licensed and settled with 12 defendants, realizing gross license fees aggregating approximately $3.6 million, suspended the complaint against one defendant, and dismissed with prejudice the remaining six defendants, thereby ending the Colorado patent litigation case.

Additionally, in October 2011 we entered into a Flash-R licensing agreement with a manufacturing company outside of the above litigation rounds. While we continue to evaluate future licensing and enforcement actions, the Order and the Statement, described above, could negatively affect future licensing prospects.

Two of our patents are in the process of being reexamined by the United States Patent and Trademark Office (USPTO). Favorable determinations from the reexamination could bolster our licensing and unfavorable determination could adversely affect our ability to monetize our patent portfolio. We expect the reexamination process to be complete within approximately three months.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first nine months of fiscal 2012 and during the fiscal years ended March 31, 2011 and 2010. While we have completed two rounds of litigation to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, future events including court rulings and patent reexamination results could have a significant positive or negative impact on future licensing activity. The recent Markman ruling in particular could negatively affect future licensing prospects.

Our eVU IFE business remained slow during the first nine months primarily due to airline economics. We are unable to predict future sales levels in this market as eVU player orders have been and are expected to continue to be sporadic from both existing and new customers. We continue to pursue business in the airline and other travel markets for our eVU product line.

While we reported a profit for the nine months ended December 31, 2011 (fiscal 2012), in the two years just completed (fiscal 2011 and 2010) we have incurred losses and negative cash flow from operations. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing.

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

For the nine months ended December 31, 2011 we recognized net income before income taxes of $1,698,109 compared to a loss before income taxes of $939,308 for the comparable period of the prior fiscal year. Our revenues were $4,506,151 for the first nine months of fiscal 2012 including $4,084,338 of patent license revenue. This compares to $891,163 for the prior year’s first nine months with $31,042 of patent license revenue reported. We reported reduced operating expenses totaling $1,210,271 in the nine months ended December 31, 2011 compared to $1,248,232 in the comparable period prior primarily due to reduced staffing costs and non-cash stock compensation expenses.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended December 31, 2011. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2011.

Results of Operations

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

	Three Months Ended December 31,
	2011		2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	1,902	0%	8,253	6%	(6,351)	(77%)
Services	124,943	10%	126,639	90%	(1,696)	(1%)
Patent license	1,155,000	90%	5,778	4%	1,149,222	19890%
	1,281,845	100%	140,670	100%	1,141,175	811%
Gross Profit:
Product gross profit (loss)	(9,905)	0%	(6,511)	(5%)	(3,394)	52%
Service gross profit	56,983	4%	51,819	37%	5,164	10%
Patent license	1,092,968	85%	—	0%	1,092,968	—
	1,140,046	89%	45,308	32%	1,094,738	2416%
Operating Expenses:
Selling and administrative	219,091	17%	280,582	199%	(61,491)	(22%)
Research and related	218,538	17%	81,653	58%	136,885	168%
	437,629	34%	362,235	258%	75,394	21%
Income (loss) before income taxes	702,417	55%	(316,927)	(225%)	1,019,344	(322%)

Income (Loss) Before Income Taxes

The income before income taxes in the third quarter of fiscal 2012 resulted primarily from three new license arrangements and related margins.

Revenues

Revenues increased during the most recent fiscal quarter (Q3 of fiscal 2012) compared to the same quarter of the prior fiscal year due to three new license arrangements. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of the introduction of the iPad and other tablet-style devices, as well as an abundance of portable entertainment content, resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

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

Gross Profit

Gross profit for the third quarter of fiscal 2012 was $1,140,046 or 89% of revenues. The gross profit on product and service revenues was 37% of related revenues and the gross profit on patent licensing fees was 95% of license revenues. The gross profit on licensing was higher than prior periods as we incurred no contingency legal fees on one license during the quarter. The gross profit for the prior year’s third quarter was $45,308 or 32% of product and service revenues. There were no license revenues in the prior year’s third quarter. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses

Selling and administrative costs for the three months ended December 31, 2011 declined by $61,491 compared to the same period in the year prior. The reduced current period selling and administrative expenses is due primarily to $74,000 of reduced staffing costs offset by increased professional fees.

Research and related expenses increased by $137,000 due primarily to $114,000 of increased patent related costs. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes

Income tax expense for the three months ended December 31, 2011 was $31,000, consisting of a provision for California state taxes. There was an income tax benefit of $3,479 for the same period in the prior year.

Income (Loss) Attributable to Common Stockholders

The net income attributable to common stockholders was $671,417. The net loss attributable to common stockholders for the prior comparable third quarter was $313,448.

Nine months ended December 31, 2011 compared to the nine months ended December 31, 2010

	Nine Months Ended December 31,
	2011		2010
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	62,159	1%	361,080	41%	(298,921)	(83%)
Service revenues	359,654	8%	499,041	56%	(139,387)	(28%)
Patent license	4,084,338	91%	31,042	3%	4,053,296	13057%
	4,506,151	100%	891,163	100%	3,614,988	406%
Gross Profit:
Product gross profit (loss)	(11,324)	0%	69,635	8%	(80,959)	(116%)
Service gross profit	150,272	3%	239,289	27%	(89,017)	(37%)
Patent license gross profit	2,769,432	62%	—	0%	2,769,432	—
	2,908,380	65%	308,924	35%	2,599,456	841%
Operating Expenses:
Selling and administrative	698,712	16%	920,495	103%	(221,783)	(24%)
Research and related	511,559	11%	327,737	37%	183,822	56%
	1,210,271	27%	1,248,232	140%	(37,961)	(3%)
Income (loss) before income taxes	1,698,109	38%	(939,308)	(105%)	2,637,417	(281%)

Income (Loss) Before Income Taxes

The income before income taxes of $1,698,109 for the nine months ended December 31, 2011 resulted primarily from three new license arrangements and related margins.

Revenues

Revenues increased during the most recent nine months compared to the same period of the prior fiscal year due to the increase in patent license revenue from $31,042 to $4,084,338. We currently have one licensee reporting periodic royalties. One such payment was recognized in Q2 of the current year and one each in Q3 and Q1 of the prior year. All other royalties have been one-time fully paid up royalties. Service revenues vary depending on repair and content services provided to a changing customer mix. Since the introduction of the iPad and other tablet-style devices, as well as an abundance of portable entertainment content, eVU product sales activity has been slow and sporadic Our product sales for the first nine months are not necessarily indicative of future orders. We had a product order backlog at December 31, 2011 of $83,000. Our service agreements and terms vary with each customer and there is no assurance that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues. We are pursuing new eVU and other technology business but our results will continue to be dependent on the timing and quantity of eVU orders and timing and amount of any patent licensing arrangements.

Gross Profit

Gross profit for the nine months ended December 31, 2011 was $2,908,380 or 65% of revenues. The gross profit on product and service revenues was 33% of related revenues and the gross profit on patent licensing fees was 68% of license revenues. The gross profit on licensing was higher than prior periods as we incurred no contingency legal fees on one license during the third quarter. The gross profit for the prior year’s first nine months was $308,924 or 35% of revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses

Selling and administrative costs for the nine months ended December 31, 2011 declined by $221,783 compared to the same period in the year prior. The current period included a $2,224 expense for noncash stock-based compensation expense compared to $78,066 for the prior year’s first nine months. Reduced current period selling and administrative expenses were due primarily to a $302,000 reduction in staffing costs offset by annual shareholder meeting costs of $63,000 and consulting fees of $24,000.

Research and related expenses in the most recent nine months included $6,290 of noncash stock-based compensation costs compared to $26,694 for the same period in the prior year. Research and related expenses increased by $184,000 due primarily to $223,000 of increased patent related costs offset by reduced salaries expense of $39,000. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes

Income tax expense for the nine months ended December 31, 2011 was $132,025 consisting of $57,025 foreign tax expense and $75,000 as a provision for California state taxes. There was an income tax benefit of $3,749 for the same period in the prior year.

Income (Loss) Attributable to Common Stockholders

The net income attributable to common stockholders was $1,566,084 for the nine months ended December 31, 2011. The net loss attributable to common stockholders for the prior comparable nine month period was $967,225.

Liquidity and Capital Resources

At December 31, 2011, we had working capital of $3,591,140 compared to working capital of $2,013,352 at March 31, 2011. At December 31, 2011 we had cash on hand of $3,511,982.

Operating Activities

Cash provided by operating activities was $1,706,088 for the nine months ended December 31, 2011. Cash provided by operating activities included the net income of $1,566,084 increased by net non-cash expenses of $140,004. Major components also providing operating cash was a decrease of $43,381 in inventory and an increase of $38,266 in accounts payable and $61,733 of accrued and other liabilities. Major components reducing operating cash included a $7,686 increase in accounts receivable and a $3,613 increase in deposits and prepaid expenses.

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

Financing Activities

There were no cash financing activities during the nine months ended December 31, 2011.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At December 31, 2011 we had no significant purchase commitments for product and components.

We have future lease commitments on our current facility and the facility lease commencing May 1, 2012 of $394,215, as more fully described in our interim consolidated financial statements.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at December 31, 2011 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

Since we have not demonstrated sustainable profitability, our company’s ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

In November 2009 we filed an additional patent infringement complaint in the United States District Court for the District of Colorado (the “Court”) against nineteen companies that manufacture devices using flash memory. On June 28, 2011, the Court issued an Opinion and Order Regarding Claim Construction (the “Opinion”) following a January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent 5,491,774, one of the Company’s Flash-R patents, more narrowly than proposed by the Company. On July 28, 2011 the parties to the litigation filed a Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction (the “Statement”) as required by the Opinion. The Statement proposed a plan to take future discovery and requested that the Court construe a claim term from a second Flash-R patent in the litigation. By December 31, 2011 we had licensed and settled the litigation with 12 of the defendants, suspended the complaint against one defendant and dismissed with prejudice, the remaining six defendants, thereby ending the Colorado patent litigation case.

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

Exhibit 31.2 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton, Chief Financial Officer (Principal Financial Officer).

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer) and MarDee Haring-Layton, Chief Financial Officer (Principal Financial Officer).

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
MarDee Haring-Layton, Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2012

