Form 10-K
period 2012-03-31
E DIGITAL CORP
filed 2012-06-21
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission file number 0-20734

e.Digital Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0591385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

16870 West Bernardo Drive, Suite 120

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

[ X ] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2011 was approximately $10,673,000 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 7, 2012 there were 293,003,158 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

e.Digital Corporation (the “Company) is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing an intellectual property portfolio including licensing and enforcing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices. We also market our eVU® mobile entertainment system for the travel industry.

With the inception of patent license revenue in September 2008, we determined that we have two operating segments: (1) products and services and (2) patent licensing and enforcement. Our products and services revenue is derived from the sale of eVU products and accessories, content integration services and from the provision of repair and technical support services. Our patent licensing revenue consists of intellectual property revenues from our Flash-R patent portfolio.

Our strategy is to market our eVU products and services to U.S. and international companies for use in the airline and other travel industries. We employ direct sales and sales through value added resellers (“VARs”) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling some of our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009, we filed an additional patent infringement complaint against nineteen companies and we have subsequently licensed and settled with twelve companies, suspended the complaint against one defendant and dismissed with prejudice the six remaining defendants. While we expect to file future complaints against additional companies and license additional companies there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of communication networks and digital data distribution.

Our Company, then known as Norris Communications, was incorporated in the Province of British Columbia, Canada on February 11, 1988 and on November 22, 1994 changed its domicile to the Yukon Territory, Canada. On August 30, 1996, we filed articles of continuance to change our jurisdiction to the State of Wyoming, then on September 4, 1996, reincorporated in the State of Delaware. On January 13, 1999, the stockholders approved a name change to e.Digital Corporation. Our principal executive offices and primary operating facilities are located at 16870 West Bernardo Drive, Suite 120, San Diego, California 92127 and our telephone number is (858) 304-3016. Our Internet site is located at www.edigital.com. Information contained in our Internet site is not part of this annual report.

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

  1998 – Developed the first multi-codec (including MP3) portable digital music player.

  1999 – Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

  2002 – Developed the first voice controlled MP3 player using our VoiceNav® speech navigation system.

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

  2009 –Added new features to eVU including an advanced touch screen interface.

  2010- 2011- Filed seven new patents in the areas of communication networks and digital data distribution.

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

MicroOS

Our proprietary MicroOS operating system serves as the software foundation for our DVAP Platform. MicroOS was originally developed by us for use in digital voice recorder technology, but because of its inherent flexibility, has grown and been adapted to support audio and video storage and playback and wireless utilities. MicroOS is compact, efficient and dynamic, responding to a variety of user interfaces. MicroOS manages the user interface functions, battery and power control, the volume and equalizer functions, the LCD interfaces, processes a wide variety of audio and video formats and manages the decoding process. It interacts with a variety of digital rights management schemes and supports today’s most popular media storage formats including hard disk drives and embedded and removable flash memories. MicroOS efficiently manages multiple functions within a single device, utilizing less power, space and operating capacity than many alternative solutions.

Content Protection Technology

We have designed and developed a family of proprietary hardware and software data security systems including encryption, decryption, digital rights management (“DRM”) and key management technologies for content protection. This technology was employed in our prior MP3 player products and in our current eVU products. Our latest eVU product incorporates an implementation of this family of technology and has been tested and approved by major Hollywood movie studios. We currently have a U.S. patent pending on our data security technology.

Other Technology

We continue to focus on adding to our intellectual property portfolio. During fiscal years 2011 and 2012, we filed seven new patents related to new technologies in the areas of communication networks and digital data distribution. These efforts are in the early stage of development and our intent is to license or seek strategic relationships for these technologies. We continue to also seek technologies to leverage our DVAP technology. There can be no assurance we can exploit any new innovations in future periods.

Intellectual Property Portfolio Licensing and Enforcement

While we are adding new intellectual property, we believe we have an important portfolio of patents (Flash-R patent portfolio) related to the use of flash memory in portable devices and we are actively engaged in a strategy to monetize our patent portfolio through licensing and enforcement. In June 2006 we engaged an intellectual property consultant to investigate, document and develop the portfolio and to liaison with outside legal counsel. We, and our advisors, have performed due diligence on our patents and we believe we have strong intellectual property rights that can be licensed. Under U.S. law, an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. Inventors and/or patent holders without sufficient financial or expert technical resources to bring legal action may lack credibility in dealing with unwilling licensees and as a result, are often ignored.

As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, the majority of patent infringement contentions settle out of court based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. In March 2007 we engaged the international law firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. In October 2007 we announced that our Company had commenced enforcement action with respect to our patent portfolio. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009 we filed an additional patent infringement complaint in the United States District Court for the District of Colorado (the “Court”) against nineteen companies that manufacture devices using flash memory. On June 28, 2011, the Court issued an Opinion and Order Regarding Claim Construction following a January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent 5,491,774 (the ‘774 patent) one of the Company’s Flash-R patents, more narrowly than we had proposed. This Markman ruling could negatively affect future licensing prospects with respect to the ‘774 patent. As of December 2011 we had licensed and settled with 12 defendants, realizing gross license fees aggregating approximately $3.6 million, suspended the complaint against one defendant, and dismissed with prejudice the remaining six defendants, thereby ending the Colorado patent litigation case. Additionally, in October 2011 we entered into a Flash-R licensing agreement with a manufacturing company outside of the above litigation rounds. While we continue to evaluate future licensing and enforcement actions, the Order and the Statement, described above, could negatively affect future licensing prospects.

In related enforcement developments, during the fiscal year 2011, the United States Patent and Trademark Office (“USPTO”) granted a Request for Ex Parte Reexamination of our U.S. Patent No. ‘774, related to a handheld record and playback device with flash memory, and U.S. Patent No. 5,742,737 (the ‘737 patent) related to a method for recording voice messages on flash memory in a hand held recorder.  During the reexamination process, we amended certain claim elements affecting the reissue of the ‘774 patent, which were approved by the USPTO. The review of the ‘737 patent resulted in a rejection of one claim, however we intend to submit supplemental clarifying information which we believe should allow the USPTO to determine that the patent claim, as written, was properly allowed. These outcomes and actions can assist us in defending certain challenges to the validity of our patents. The timing of the USPTO’s completion of the reexamination of the ‘737 patent is uncertain. We believe that the USPTO should complete the reexamination process of the subject patents in 2012. However, there can be no assurance of final determinations and the impact on future licensing activity is uncertain.

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

Our Flash-R patent portfolio covers certain aspects of the use of flash memory, addressing today's large and growing portable electronic products market. In 1993, we began marketing the first digital voice recorder with removable flash memory, powered by MicroOS. In 1996, we produced and marketed the first digital voice recorder interface for downloading and managing voice recordings on the personal computer. The Flash-R patent portfolio is protected through the years 2014 – 2016 and includes the following U.S. patents:

  US5491774: Handheld record and playback device with flash memory
  US5742737: Method for recording voice messages on flash memory in a hand held recorder
  US5787445: Operating system including improved file management for use in devices utilizing flash memory as main memory
  US5839108: Flash memory file system in a handheld record and playback device
  US5842170: Method for editing in hand held recorder

Although most fees, costs and expenses of the litigation are covered under our contingent fee arrangement with Duane Morris, we incur support and related expenses for this litigation. In addition to support from our management team, we currently have one outside consultant assigned to assist, monitor and support Duane Morris in our Flash-R property litigation and licensing activities. We are also seeking to license or enter into strategic relationships related to our communication networks and digital data distribution technologies.

Markets and Customers for Our Products and Intellectual Property Portfolio

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

Intellectual Portfolio Licensing

We use the services of an intellectual property consultant to assist us in investigating and evaluating prospective licensees and strategic partners for our intellectual property portfolio. With respect to our Flash-R patent portfolio this has included documenting possible current and past infringement. Our initial Flash-R portfolio focus is on manufacturers of portable devices employing removable flash memory although we do not believe our portfolio is limited to this market segment. While we have identified a large number of products and companies that we believe are using our patented technology, this is an ongoing process as new products and companies are identified from our research. To date we have filed patent infringement litigation and sought licenses from 27 companies with 19 agreeing to license terms during the discovery stage of related litigation. With respect to our communication networks technologies, we are demonstrating these technologies to prospective licensees and strategic partners. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims and the value of our other intellectual property and we believe that we can build a growing licensing business from our intellectual property portfolio. The timing of future litigation or licensing is subject to many factors, some of which are not within our control.

Our Business Strategy

We are leveraging and building on a leadership position in the portable IFE market to market our eVU device to airlines. We intend to continue to market our business by obtaining new IFE airline customers directly and through VAR sales domestically and internationally.

We are commercializing our Flash-R patent portfolio through licensing and have pursued enforcement by litigating against targeted parties that we believe are infringing our patents. We expect to bring additional patent enforcement actions in fiscal year 2013. We consult with advisors and legal counsel regarding our litigation and licensing strategy including decisions on the timing of various actions, target companies, jurisdiction of litigation, and other matters. There can be no assurance we can generate additional future revenues from this activity.

We are expanding our intellectual property portfolio. In fiscal 2011 and 2012 we filed seven new U.S. patent applications for technologies related to communication networks and digital data distribution and may file additional patent applications in the future related to these or other technologies. Our strategy is to select and prioritize new technologies and when deemed appropriate to develop functional systems employing one or more technologies. Currently we have no plans to introduce new products but seek strategic partners or licensees for commercialization of products and services, based on our technologies.

Manufacturing

We have developed a turnkey domestic manufacturing relationship with a qualified contract electronic manufacturer for our eVU product and additional relationships for important eVU accessories. We believe we can continue to deliver product timely to future customers. We expect a majority of any fiscal 2013 (year ending March 31, 2013) eVU purchases to be manufactured by this contract manufacturer. The loss of our manufacturers or the disruption in supply from manufacturers or in the supply of components by suppliers could have a material adverse effect on our financial condition, results of operations and cash flows.

In fiscal 2012 (year ended March 31, 2012) we purchased primary components from various suppliers with two suppliers accounting for 55% of total purchases for the fiscal year (2011 four suppliers accounted for 63% of total purchases). Our contract manufacturers also purchase major electronic components from a limited number of suppliers.

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

Customer Concentration and Backlog

Revenues from four licensees accounted for more than 10% of revenues for the year ended March 31, 2012 (2011 – one licenses and three customers each accounted for more than 10% of revenues). These licensees paid a one-time fee and accordingly do not provide ongoing or future revenues. Historically, our product revenues have relied on a few major customers. There is no assurance we will obtain any revenues from existing customers in fiscal 2013. We are seeking to expand our eVU customer base and reduce reliance on a few customers in future periods. We also seek to license new targeted companies that we believe infringe our patent portfolio.

Our backlog fluctuates due to the timing of large orders and other factors. Our products are manufactured with lead times of generally less than three months. We had no backlog of orders at March 31, 2012, and had $8,800 in backlog at March 31, 2011. Our order backlog does not necessarily indicate future sales trends. Backlog orders are subject to modification, cancellation or rescheduling by our customers. Future shipments may also be delayed due to production delays, component shortages and other production and delivery related issues.

Research and Development Costs

For the years ended March 31, 2012 and 2011, we spent $672,913 and $473,298, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities.

Intellectual Property

We have five issued U.S. patents covering our MicroOS file management software and certain technology related to the use of flash memory in portable digital devices. Our software is also protected by copyrights. During fiscal 2011 and 2012 we filed seven new U.S. patent applications for technology related to communication networks and digital data distribution. We rely primarily on a combination of patents, copyright and trade secret protection together with licensing arrangements and nondisclosure and confidentiality agreements to establish and protect our proprietary rights.

We have designed and developed proprietary hardware encryption technology for content protection. This technology has been used in our products and has been tested and approved by major Hollywood movie studios. We currently have a patent application pending with the U.S. Patent Office for this technology. We may file additional patent applications in the future related to these or other technologies.

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

Competition in the IFE industry comes from portable entertainment devices manufactured by companies such as Sony, Samsung, Apple, Panasonic, or Audiovox, who may sell such products to travelers or airlines or rental outfits and custom portable IFE hardware specifically targeted for airline use. The IFE industry has also been impacted by the rapid consumer adoption of portable devices.

We compete with companies offering portable IFE products such as digEcor and Panasonic Avionics.; The IMS Company, with their tablet style product; and products supplied by Apple and Samsung, sold through value added resellers. European producers AIRVOD Entertainment Ltd. and Bluebox Avionics advertise, market and sell portable IFE products that are competitive to eVU. Other electronic companies have or have announced products and may become more active in the portable IFE market.  The airline industry may also continue to opt for embedded IFE systems offered by Panasonic, Thales and others. Motion picture studios or others could contract competing hardware developers to create new portable products for the IFE industry.  Although our system was designed as a portable IFE device and has unique features and the support of content providers, there can be no assurance that other manufacturers will not create and introduce new competing portable IFE products.

Barriers to entry by new competitors are not significant and new competitors in consumer electronics are continually commencing operations. The technology of electronics and electronic components, features and capabilities is also rapidly changing, in many cases causing rapid obsolescence of existing products and technologies.

While we do not compete with others on licensing or specific patents, we compete generally for the attention and for funds from prospective licensees many of which are approached frequently regarding licenses and/or are sued for patent infringement both with and without merit. Regardless of the merits of any infringement claim many companies find it more economical, especially in the early stage of litigation, to defend the litigation rather than license. Long-term licensing success may be dependent upon prevailing in new litigation to judgment and possible appeal. Technological advances could also render the use of our patented methods obsolete prior to expiration of the term of our patents thus reducing amounts of future infringement. There can be no assurance that we will generate any new licensing or settlement revenue in the future.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully and license our intellectual property.

Seasonality

Our current business is not seasonal.

Executive Officers

The current executive officers of e.Digital Corporation and their ages and business experience are set forth below.

Alfred H. Falk - age 57, was promoted and appointed as President and Chief Executive Officer of the Company by the Board of Directors on January 20, 2009. Mr. Falk had been the Company’s Vice President of corporate development since July 2004. He formerly served as President and a member of the Board of the company from January 1997 (and from July 1998 as Chief Executive Officer) until July 2004. From March 1995 to January 1997, he served as Vice President of corporate development and Vice President of OEM and international sales. Prior to joining the Company, Falk worked for Resources Internationale as director of U.S. sales from 1993 to 1995. From 1988 to 1993, he was the manager of OEM sales and technology licensing for Personal Computer Products, Inc. From 1978 to 1988, he held several management positions at DH Technology.

MarDee Haring-Layton – age 36, was appointed Chief Financial Officer of the Company by the Board of Directors on December 5, 2011. Ms. Haring-Layton had been with the Company, on a part-time consulting basis, since July 2010. Previously, she was employed as a consultant with Resources Global Professionals, a multinational professional services firm, from 2007 to 2011. From 2005 to 2006, she was the Corporate Audit Manager at Royale Energy, Inc. Prior to Royale Energy, Ms. Haring-Layton was employed by Charlotte Russe, Inc. as Systems Control and Reporting Manager and Deloitte & Touche, LLP as an audit professional. Ms. Haring-Layton holds a B.S. in Business Administration from San Diego State University.

Eric M. Polis - age 41, was appointed a Director in October 2008 and Secretary in December 2010. He has been employed as an asset manager for privately-held Davric Corporation since 1997. He was Secretary, Treasurer and a Director of ASI Technology Corporation, a publicly traded specialty finance company, from July 2000 to May 2010. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993.

Employees

As of March 31, 2012, we employed approximately eight full-time employees and one part-time employee, of whom three were in production and testing, two were in research, development and engineering, and four were in sales, general and administrative. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the Company and its employees to be good.

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

Portable electronic devices must comply with various regulations related to electronics and radiated emissions. Devices for operation on aircraft must comply with additional emission regulations. RTCA, Inc., a global organization comprised of industry and government representatives, develops standards to assure the safety and reliability of all Airborne Electronics (Avionics). Manufacturers of aircraft electronic equipment selling their products in the United States, Europe, and around the globe must meet RTCA requirements, including RTCA/DO-160E. Our eVU is DO-160E-certified for conducted and radiated emissions. DO-160E is the standard procedures and environmental test criteria for testing airborne equipment for the entire spectrum of aircraft from light general aviation aircraft and helicopters through large commercial jets. eVU is also U.S. FCC and European CE compliant.

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

Our Internet website address is http://www.edigital.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the SEC. In addition, copies of the written charters for the committees of our board of directors, our Code of Conduct, Corporate Governance, Communication and Whistleblower policies are also available on this website under the About Us and Management links. We will provide any person, without charge, a copy of our charters, codes and/or policies upon written request to Investor Relations, e.Digital Corporation, 16870 West Bernardo Drive, Suite 120, San Diego, California 92127. We may post amendments or waivers of our charters, codes, or policies, if any, on our website. This website address is intended to be an inactive textual reference only, and none of the information contained on our website is part of this report or is incorporated in this report by reference.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. Except for a profit in fiscal 2009 and fiscal 2012, historically we have incurred significant losses and negative cash flow from operations and we have an accumulated deficit of $80.0 million at March 31, 2012. Our profitability in fiscal years 2009 and 2012 was the result of one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities.

If We Encounter Unforeseen Difficulties and Cannot Obtain and Required Additional Funding on Favorable Terms, Our Business May Suffer. Our consolidated cash and cash equivalents on hand totaled $3.1 million at March 31, 2012. To date, we have relied primarily upon the sale of equity securities, product and service revenues and payments from licensees to generate the funds needed to finance our operations. If we incur losses in future periods or we encounter unforeseen difficulties in the future, including difficulties arising as a result of the outside influences identified below, we may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional financing in the future through debt or equity financings or otherwise. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

General Economic Conditions May Reduce Our Revenues and Harm Our Business. Our business is exposed to adverse changes in general economic conditions and financial markets in the United States, Europe and Asia. Because use of our products is entertainment-oriented and generally discretionary, the current slowdown or a further decline in U.S. and foreign economic growth could adversely affect consumer confidence, disposable income and spending. As a result, sales of our products to customers and the use by consumers may not grow as rapidly as in prior periods or may decrease, which could adversely affect our future revenues.

We Expect Our Operating Results to Fluctuate Significantly. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

  Unpredictable demand and required pricing to secure customers for our products and services
  Uncertainty regarding the timing and amount of any future patent licensing revenues
  Market acceptance of our products by our customers and their end users
  Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
  Fluctuations in product costs and operating costs
  Changes in research and development costs
  Changes in general economic conditions
  Risks and costs of warranty claims
  Changes in technology
  Short product lifecycles and the possibility of excessive or obsolete inventory and materials

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our product revenues has been derived primarily from a limited number of customers. The failure to receive orders for products or a further decline in the economic prospects of our airline customers may have a material adverse effect on our operations. The airline industry is continuing to face a variety of economic and other challenges including the rapid consumer adoption of portable devices that may adversely affect the prospects for new orders of portable IFE systems and adversely affecting future operating results.

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

Risks Related to our Patent Licensing and Enforcement Strategy

We Face Uncertain Revenue Prospects from our Patent Enforcement Strategy. Our portfolio has not been tested in court and there is no assurance we can prevail in any current or future patent litigation. On June 28, 2011, the United States District Court for the District of Colorado issued an Opinion and Order Regarding Claim Construction following the January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent ‘774, one of the Company’s Flash-R patents, more narrowly than proposed by the Company. The Markman ruling could negatively affect future licensing prospects and future rulings from reexamination of certain Flash-R patent claims by the USPTO could have a significant positive or negative impact on future licensing activity in 2013 and beyond. The licensing demand for our patent portfolio is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle future enforcement actions, if any. There can be no assurance of future revenues from our strategy of enforcing our Flash-R patent portfolio. Due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of future license fees, if any, from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our prospective licensees and other factors, our revenues may vary significantly in the future, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly and annual results to be below market expectations and adversely affect the market price of our common stock.

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

Failure to Maintain an Effective System of Internal Control Over Financial Reporting Could Harm Stockholder and Business Confidence In Our Financial Reporting, Our Ability to Obtain Financing and Other Aspects of Our Business. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of March 31, 2012, material weaknesses have been identified in prior years and it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

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

Sales of Common Stock Issuable on the Exercise of Outstanding Warrants and Options May Depress the Price of Our Common Stock. As of March 31, 2012, we had no outstanding common stock warrants. In the future we may issue additional convertible securities, options and warrants. The issuance of shares of common stock issuable upon the exercise of future convertible securities, options or warrants could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain any future equity financing.

Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our common stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

  Quarter-to-quarter variations in operating results
  Announcements of technological innovations by us, our customers or competitors
  New products or significant design achievements by us or our competitors
  General conditions in the markets for the our products or in the electronics industry
  The price and availability of products and components
  Changes in operating factors including delays of shipments, orders or cancellations
  General financial market conditions
  Market conditions for technology stocks
  Litigation or changes in operating results or estimates by analysts or others
  Or other events or factors

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.019 to a high of $0.10 in the last fiscal year. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000, excluding the value of such person’s primary residence, or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The SEC has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In January 2012, the Company entered into a new sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $4,880 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2012 total $368,080.

The facility lease for 4,800 square feet at 16770 West Bernardo Drive, San Diego, California, with aggregate monthly payment of $6,534 excluding utilities and costs, terminated April 30, 2012.

ITEM 3. LEGAL PROCEEDINGS

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

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By March 31, 2012 the Company had licensed and settled the litigation with twelve of the defendants, suspended the complaint against one defendant, and dismissed with prejudice the remaining six defendants, thereby ending the Colorado patent litigation case.

Although most fees, costs and expenses of intellectual property litigation are covered under the Company’s arrangement with Duane Morris LLP as described below, the Company may incur support and related expenses for this litigation that may become material.

ITEM 4. NOT APPLICABLE

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

	Low	High
Fiscal year ended March 31, 2012
First quarter	$0.035	$0.10
Second quarter	$0.031	$0.054
Third quarter	$0.019	$0.035
Fourth quarter	$0.026	$0.050

Fiscal year ended March 31, 2011
First quarter	$0.10	$0.17
Second quarter	$0.10	$0.16
Third quarter	$0.15	$0.215
Fourth quarter	$0.124	$0.155

Holders

At June 1, 2012 there were 293,003,158 shares of common stock outstanding and approximately 2,839 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2012, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,355,000	$0.09	2,270,500
Equity compensation plans not approved by security holders	-0-	—	-0-

Total	7,355,000	$0.09	2,270,500

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing an intellectual property portfolio including licensing and enforcing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices. We also market our eVU™ mobile entertainment system for the travel industry.

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

Our strategy is to market our eVU products and services to U.S. and international companies for use in the airline and other travel industries. We employ direct sales and sales through VARs (value added resellers) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. During the period commencing September 2007 through March 2008, we filed complaints against eight electronic product manufacturers and subsequently licensed and settled the litigation with seven of the manufacturers and suspended the complaint against one defendant that filed for bankruptcy. In November 2009 we filed an additional patent infringement complaint against nineteen companies and we have subsequently licensed and settled with twelve companies, suspended the complaint against one defendant, and dismissed with prejudice the remaining six defendants, thereby ending the Colorado patent litigation case.

Two of our patents are in the process of being reexamined by the United States Patent and Trademark Office. Favorable determination from the reexaminations could bolster our licensing and unfavorable determinations could adversely affect our ability to monetize our patent portfolio.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of communication networks and digital data distribution.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio in the fiscal years ended March 31, 2012 and 2011. We have successfully completed two rounds of enforcement litigation and by March 31, 2012 had licensed a total of nineteen licensees. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims and that we can result in significant future revenues from our patent portfolio.

Our eVU IFE business remained slow during both fiscal 2012 and 2011 primarily due to increased competition and airline economics. We are unable to predict future sales levels in this market as orders have been are expected to continue to be sporadic from both existing and new customers. We continue to pursue business in the airline and other markets for our eVU product line.

While we reported a profit for the fiscal year ended March 31, 2012 (fiscal 2012), in prior years we have historically incurred losses and negative cash flow from operations. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability.

For the year ended March 31, 2012:

  We recognized a net income of $1,195,072 compared to net loss of $1,083,211 for fiscal 2011. The difference in results was primarily attributable to higher license revenues and margins due to the timing and amount of individual license agreements.

  Our revenues were $4.7 million in fiscal 2012 compared to $1.3 million in fiscal 2011. During fiscal 2011 we licensed one company from the November 2009 (second) round of litigation. During fiscal 2012 we licensed eight companies from the second round of litigation and licensed an additional company outside of the litigation. As a result of the timing of such license agreements, our licensing revenues in fiscal 2012 were $4.1 million compared to $0.2 million in fiscal 2011. eVU product and service revenues were $626,772 in fiscal 2012 compared to $1,065,000 in fiscal 2011.

  Our gross profit for the year ended March 31, 2012 was $2.9 million or 62% of revenues compared to $0.5 million or 39% of revenues for the comparable prior year as a result of the increased licensing revenue.

  Operating expenses were $1.6 million for fiscal 2012 increased slightly from the $1.59 million in fiscal 2011 primarily as a result of increased legal and professional fees related to the patent reexamination.

Management faces challenges in fiscal 2013 to execute its plan to grow product and service revenues and increase Flash-R patent portfolio license fees. On June 28, 2011, the United States District Court for the District of Colorado issued an Opinion and Order Regarding Claim Construction following the January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent “774”, one of the Company’s Flash-R patents, more narrowly than proposed by the Company. The Markman ruling could negatively affect future licensing prospects and future rulings from reexamination of certain Flash-R patent claims by the USPTO and could have a significant positive or negative impact on future licensing activity in 2013 and beyond. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

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

  revenue recognition;
  stock-based compensation expense; and
  income taxes.

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically other than our estimate of foreign tax expense incurred in fiscal 2009 and recovered in fiscal 2011 as discussed below, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements included herein.

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

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. While we believe we operate only in the United States, certain licensees have withheld taxes on license payments in foreign countries. During fiscal 2012 a total of $57,025 of foreign taxes was withheld and we determined that it was unlikely we can recover a refund of such foreign taxes withheld and that we can only use the foreign taxes as a future credit against U.S. taxes. Matters regarding foreign taxes require us to make judgments and estimates based on various assumptions and these affect our reported operations.

Our determination of income tax expense or benefit requires estimates including an assessment of the current tax expense and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2012, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a 100% valuation allowance our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, our business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Results of Operations

Year ended March 31, 2012 Compared to Year ended March 31, 2011

	Year Ended March 31,
	2012		2011
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	162,844	3%	431,056	33%	(268,212)	(62%)
Services	463,928	10%	633,565	49%	(169,637)	(27%)
Patent license	4,100,379	87%	231,042	18%	3,869,337	1675%
	4,727,151	100%	1,295,663	100%	3,431,488	265%
Gross Profit:
Product gross profit	10,518	0%	93,514	7%	(82,996)	(89%)
Service gross profit	160,859	3%	292,460	23%	(131,601)	(45%)
Patent license	2,778,077	59%	120,000	9%	2,658,077	2215%
	2,949,454	62%	505,974	39%	2,443,480	483%
Operating Expenses:
Selling and administrative	964,444	20%	1,119,366	86%	(154,922)	(14%)
Research and related	672,913	14%	473,298	37%	199,615	42%
	1,637,357	35%	1,592,664	123%	44,693	3%
Operating income (loss) before provision for income taxes	1,312,097	28%	(1,086,690)	(84%)	2,398,787	(221%)

Income (Loss) before provision for income taxes

The operating income before provision for taxes in fiscal 2012 resulted from increased patent licensing revenues. The loss before income tax benefit in fiscal 2011 resulted from limited patent license revenues and insufficient overall margins to support operating costs. Since a significant majority of patent license revenues in fiscal 2012 and to date have been one-time with each licensee, they are non-recurring and accordingly there is no assurance of any future patent license revenues.

Revenues

Revenues for the year ended March 31, 2012 included $4,082,500 of one-time non-recurring patent license revenue, $17,879 of royalty-based patent license revenues and $626,772 of eVU product and service revenues. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

Revenues for the year ended March 31, 2011 included $200,000 of one-time non-recurring patent license revenue, $31,042 of royalty-based patent license revenues and $1,064,621 of eVU product and service revenues.

In the prior year we entered into one license and in the current year a total of eight licenses. License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:

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

eVU product sales activity has been slow during the last few years due to airline industry economics and the rapid consumer adoption of portable devices resulting in airlines curtailing new projects. We had no product backlog at March 31, 2012 compared to $8,800 at the prior year-end. Our product sales for the fiscal 2012 are not necessarily indicative of future orders. Our service arrangements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels in future periods. Loss of customers for which we provide content or maintenance and service revenue, generally without long-term agreements, would negatively impact future service revenues.

Gross Profit

Gross profit for fiscal 2012 was $2,949,454 or 62% of revenues. The gross profit margin on product and service revenues was 27% and the gross profit on patent licensing fees was 68% of license revenues. Gross profit for fiscal 2011 was $505,974 or 39% of revenues. The gross profit margin on product and service revenues was 36% and the gross profit on patent licensing fees was 52% of license revenues. License revenue costs of revenues consists primarily of contingency legal and other direct costs associated with patent licensing. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, contingency patent legal fees and costs. Management does not believe historical gross profits percentages can be relied on as an indicator of results from future revenues.

Operating Expenses

Selling and administrative costs decreased by $154,922 from fiscal 2011 to fiscal 2012. The decrease is due to reduced current year expense for noncash stock-based compensation of $12,681 compared to $126,298 for the prior year, reduced selling and administrative expenses including $191,000 in reduced salaries due to a reduction in staffing, offset by increased shareholder costs of $60,000 for the annual shareholder meeting held during the fiscal year, with no comparable expenses incurred in the prior fiscal year.

Research and related expenditures increased by $199,615 from fiscal 2011 to fiscal 2012, primarily due to the increase in professional fees of $258,023 in relation to patent reexamination cases, offset by reduced stock-based compensation expenses of $7,486 in fiscal 2012 compared to $42,372 in fiscal 2011. We expect future research and development costs to be comparable to the most recent year due to current staffing levels and projects. Should we elect to develop significant new products or major revisions to our existing products we may require increased internal and external research and development costs.

Other Income

Net other income was $0 for the year ended March 31, 2012. In fiscal 2011 we recognized $41,408 of other income as the result of vendor settlements.

Income Taxes

We had a tax expense of $117,025 for the current period compared to the prior year income tax benefit of $3,479 from state refunds.

Income (loss) Attributable to Common Stockholders

The income attributable to common stockholders for the year ended March 31, 2012 included the net income of $1,195,072. The loss attributable to common stockholders for the year ended March 31, 2011 included the net loss of $1,083,211 increased by accrued and deemed dividends on convertible preferred stock of $31,396 or a net loss attributable to common stockholders of $1,114,607. No preferred stock remains outstanding.

Liquidity and Capital Resources

	2011	2012	2011 to 2012 variance in $'s	2011 to 2012 variance in %'s
	(in thousands, except percentages)
Working capital	$2,013	$3,209	$1,196	59%
Cash and cash equivalents	$1,806	$3,125	$1,319	73%
Total assets	$2,197	$3,539	$1,342	61%

	2011	2012	2011 to 2012 variance in $'s	2011 to 2012 variance in %'s
Net cash provided by (used in)	(in thousands, except percentages)
Operating activities	$(1,007)	$1,336	$2,343	232%
Investing activities	$(5)	$(16)	$(11)	(220%)
Financing activities	$-0-	$-0-	$-0-	—

At March 31, 2012, we had working capital of $3.2 million compared to working capital of $2.0 million for the prior year. We had $168,000 and $98,000 of working capital invested in accounts receivable at March 31, 2012 and 2011, respectively. Our terms to customers vary but at times we may require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital. Patent license payments are normally due at signing of the license or within 30-45 days.

Operating Activities

For the year ended March 31, 2012, net cash increased by $1,319,000. Cash provided by operating activities was $1,336,000. Cash provided by operating activities included the net income of $1,195,012 increased by net non-cash expenses of $139,000. Major components providing operating cash were increases in accounts payable of $75,000 and accrued and other liabilities of $60,000, and a reduction of inventory of $70,000. Major components using operating cash included a $70,000 increase in accounts receivable.

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

Financing Activities

We had no investing activity transactions during the years ended March 31, 2012 and 2011.

We currently have no sources of financing funding other than the potential exercise of options which generally will be dependent on higher stock prices and thus substantial uncertainty.

Debt and Other Commitments

We have no debt other than normal trade payables and accruals outstanding. We have no credit lines or access or commitments for any future debt financing.

At March 31, 2012 we were committed to approximately $5,000 of purchase commitments for product and components. These purchase commitments are generally subject to modification as to timing, quantities and scheduling and in certain instances may be cancelable without penalty.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2012 and current planned expenditures and level of operation we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

We currently have no plans, arrangements or understandings regarding any acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company required to be included in this Item 8 are set forth in a separate section of this report following Item 15 and the Signature Page commencing on Page F-1.

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

At the conclusion of the period ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by this Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information concerning our executive officers and directors as of June 1, 2012:

Name	Age	Positions	Director Since
Alfred H. Falk	57	President, Chief Executive Officer and Director	January 2009
MarDee Haring-Layton	36	Chief Financial Officer
Allen Cocumelli	61	Chairman* and Director	1999
Renee Warden	48	Director	2005
Eric M. Polis	41	Director	2008

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

Alfred H. Falk – was promoted and appointed as President and Chief Executive Officer of the Company by the Board of Directors on January 20, 2009 when he was also appointed as a Director.  Mr. Falk had been the Company’s Vice President of Corporate Development since July 2004. He formerly served as President and a member of the Board of the Company from January 1997 (and from July 1998 as Chief Executive Officer) until July 2004. From March 1995 to January 1997, he served as Vice President of Corporate Development and Vice President of OEM and International Sales. Prior to joining the Company, Mr. Falk worked for Resources Internationale as director of U.S. sales from 1993 to 1995. From 1988 to 1993, he was the manager of OEM sales and technology licensing for Personal Computer Products, Inc. From 1978 to 1988, he held several management positions at DH Technology. Mr. Falk’s extensive business experience and background, prior sales experience, and his long service with the Company including as Chief Executive Officer since 2009, qualifies him to serve on our Board.

MarDee Haring-Layton – was appointed Chief Financial Officer of the Company by the Board of Directors on December 5, 2011. She has been with the Company, on a part-time consulting basis, since July 2010. Previously, she was employed as a consultant with Resources Global Professionals, a multinational professional services firm, from 2007 to 2011. From 2005 to 2006, she was the Corporate Audit Manager at Royale Energy, Inc. Prior to Royale Energy, Ms. Haring-Layton was employed by Charlotte Russe, Inc. as Systems Control and Reporting Manager and Deloitte & Touche, LLP as an audit professional. Ms. Haring-Layton holds a B.S. in Business Administration from San Diego State University.

Eric M. Polis - was appointed a Director in October 2008 and Secretary in December 2010. He has been employed as an asset manager for privately-held Davric Corporation since 1997. He was Secretary, Treasurer and a Director of ASI Technology Corporation, a publicly traded specialty finance company, from July 2000 to May 2010. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993. Mr. Polis’ prior public company executive experience and broad general investment and business experience qualify him to serve on our Board.

Allen Cocumelli – was appointed Chairman of the Board in October 2008. He also previously served as Chairman of the Board from April 2000 to November 2002. Mr. Cocumelli has been Secretary and General Counsel of SimpleNet, Inc. since 2004. And since 1995 he has had a part-time solely owned law practice. Prior thereto, he was a Director of Website Services at Yahoo! Inc. from 2000 to 2004. Prior to joining Yahoo! Inc., Mr. Cocumelli was General Counsel of Simplenet Network Communications Inc. from 1996 and Chief Operating Officer of Simplenet Network Communications Inc. from November 1997 until 1999. Prior to joining Simplenet Network Communications Inc., Mr. Cocumelli was in the private practice of law. He previously served as a manager in the Components Manufacturing Group and as Director of Corporate Training and Development at Intel. Mr. Cocumelli obtained a B.A. degree in Industrial Psychology from the University of California, Los Angeles and a J.D. from the Thomas Jefferson School of Law. Mr. Cocumelli is a member of the California Bar Association. The Board believes that Mr. Cocumelli’s technology experience and legal background will continue to be valuable as the Company pursues its patent enforcement and licensing strategy.

Renee Warden – Ms. Warden served as a Financial Manager for Verifone from July 2009 to June 2011. Previously, Ms. Warden was Director of Accounting for Revolution Money, Inc. from April 2007 to July 2009. Prior to its acquisition by Crown Castles in April 2007, Ms. Warden was Manager Special Projects/SOX for Global Signal, Inc. Prior to joining Global Signal, Inc. Ms. Warden was Vice President and Controller for Kintera, Inc. from May 2005 to May 2006. Prior to joining Kintera, Inc., Ms. Warden was an executive officer of e.Digital Corporation. Ms. Warden joined e.Digital Corporation in 1991 as Accounting Manager. In 1997 Ms. Warden was appointed Controller and Corporate Secretary for e.Digital Corporation and in 2003 was promoted to Chief Accounting Officer and Secretary until May 2005. From 1993 to 2003 Ms. Warden also held the positions of Chief Accounting Officer, Secretary and Director of Human Resources for American Technology Corporation. Ms. Warden obtained a B.S. degree in Business Accounting from the University of Phoenix in 1999. Ms. Warden’s broad financial and accounting experience positions her well to serve as a director and to fill the critical role of Audit Committee “financial expert.”

Code of Business Conduct and Ethics

We have adopted a Code of Conduct Policy applicable to all our employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide any person, without charge, a copy of our Code of Conduct Policy upon written request to Investor Relations, e.Digital Corporation, 16870 West Bernardo Drive, Suite 120, San Diego, California 92127. We also post on our website a copy of or Code of Conduct Policy at www.edigital.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended March 31, 2012, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

Stockholder Recommendations for Director Nominations

We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our last shareholders meeting in September 2011.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, currently consisting of Ms. Warden and Mr. Cocumelli, assists our Board of Directors in discharging its responsibilities to oversee the integrity of our financial statements, our compliance with legal and regulatory requirements and the independent auditor’s qualifications and independence. It reviews the audit and control functions of the Company, the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our Company’s auditors, the fees and all non-audit services of the independent auditors and the independent auditors’ opinion and letter of comment to management and management’s response thereto. The Audit Committee is governed by a written charter adopted in 2000. The Audit Committee held four meetings during the fiscal year ended March 31, 2012.

Our Board of Directors has determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including our Company’s balance sheet, income statement and cash flow statement. Our Board of Directors has also determined that Ms. Warden qualifies as an “audit committee financial expert,” as defined in applicable Securities Exchange Commission rules. The Board has determined that the Ms. Warden meets the audit committee member independence requirements applicable Securities Exchange Commission rules for exchange listed companies, Mr. Cocumelli, while determined to be an independent director, would not meet the audit committee member independence requirements for audit committee members due to his consulting with the company on legal matters (see Item 11 – Director Compensation).

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of our Named Executive Officers

We have identified Alfred H. Falk and MarDee Haring-Layton as our named executive officers. Allen Cocumelli, as Chairman of our Board of Directors, is technically considered as an executive officer under our bylaws. However, we do not believe that he meets the definition of an “executive officer” under Rule 16a-1(f) of the Securities Exchange Act of 1934 in that he does not perform any policy-making functions for our Company, nor is he compensated for this position. Mr. Polis serves as corporate Secretary, an executive officer position, but is not compensated for this role and is not considered an employee. He is considered a non-employee director (see “Director Compensation” below).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Option Awards (2)	All Other Compensation	Total
Alfred H. Falk, President and Chief Executive Officer (PEO)	2012 2011	$185,500 $171,129	$-0- $-0-	$4,098 $19,291	$-0- $-0-	$189,598 $190,420
MarDee Haring-Layton Chief Financial Officer (PFO) (3)	2012 2011	$88,562 $17,659	$-0- $-0-	$2,391 $2,044	$-0- $-0-	$90,953 $19,703

(1)	Represents actual cash compensation.
(2)	The value listed in the above table represents the fair value of the options granted during the year and valued under ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited consolidated financial statements for the year ended March 31, 2012, included herein.
(3)	Ms. Haring-Layton was paid on a consulting basis with compensation at $65 per hour with a minimum commitment of 24 hours per week through December 5, 2011 when she was appointed as Chief Financial Officer.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements for our executive officers or any employees. No named executive officer received any form of non-cash compensation from us in the fiscal year ended March 31, 2012, or currently receives any such compensation. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive plan payout in the fiscal year ended March 31, 2012.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Alfred H. Falk	75,000	225,000 (1)	-	$0.022	11/29/15
	500,000	-	-	$0.155	12/8/13
	500,000	-	-	$0.09	6/30/14

MarDee Haring-Layton	25,000	75,000 (1)	-	$0.027	11/29/15
	12,500	37,500 (1)	-	$0.022	12/5/15
	10,000	10,000 (1)	-	$0.10	12/22/14
	10,000	10,000 (1)	-	$0.11	1/26/15

(1)	These options vest 25% every six months after grant.

Option Exercises and Stock Vested Table

There were no options exercised by the Named Executive Officers during fiscal 2012. There are no pension benefits for any Named Executive Officer.

Potential Payments Upon Termination, Death, Disability, or Retirement

We have no executive employee contracts at this time. Every officer and employee is an at will employee.

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

The following table sets forth the compensation paid to our non-employee directors in 2012.

Name	Fee Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Allen Cocumelli (2)	$500	$3,415	--	$3,915
Renee Warden (2)	$500	$3,415	--	$3,915
Eric M. Polis (2)	$500	$3,415	--	$3,915

(1)	The value listed in the above table represents the fair value of options on shares granted to each person during the year and valued under ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited consolidated financial statements for the year ended March 31, 2012, included in our Annual Report on Form 10-K.
(2)	Each listed director was granted a five-year option on 250,000 shares during the year exercisable at $0.022 per share and vesting 25% on grant and 25% each six months.

During fiscal 2012 the Company paid the Law Office of Allen Cocumelli, owned by director Allen Cocumelli a total of $60,000 to provide legal and consulting advice to management primarily related to managing outside legal work including patent enforcement matters. The Company has retained the Law Office of Allen Cocumelli through January 2012 at the rate of $5,000 per month for future services but the arrangement is cancellable on 30-day notice.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, currently comprised of two non-employee Board members, Allen Cocumelli and Eric M. Polis (appointed as Secretary on December 20, 2010 an uncompensated non-employee officer position), assists our Board of Directors in discharging its responsibilities in respect of compensation of our executive officers and directors. It reviews and recommends to the Board the salaries, bonuses and perquisites of our Company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Company’s Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2012.

Our Compensation Committee has not adopted a formal charter. The Compensation Committee performs the following functions regarding compensation for the named executive officers (“ NEOs”):

•	Review and approve our Company’s goals relating to Principal Executive Officer (“PEO”) compensation.
•	Evaluate the PEO’s performance in light of the goals.
•	Make recommendations to the board regarding compensation to be paid to any other NEOs.
•	Annually review, for all NEOs, annual base salary, bonus, long-term incentives, employment-related agreements and special benefits.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following security ownership information is set forth, as of June 1, 2012, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the named executive officers reflected in the Summary Compensation Table below and (iv) all current directors, nominees and executive officers as a group (five persons). Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our Company’s Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Title of Class
Alfred H. Falk	2,143,850 (1)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127

Allen Cocumelli	776,000 (2)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127

Renee Warden	675,000 (3)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127

Eric M. Polis	4,273,117 (4)	1.5%	Common
980 American Pacific Drive, #111
Henderson, NV 89014

MarDee Haring-Layton	100,000 (5)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127

All officers, directors and nominees
as a group (5 persons)	7,967,967 (6)	2.7%	Common

(1)	Includes 550 shares held by son to which Mr. Falk disclaims beneficial ownership. Includes options exercisable to purchase 1,150,000 shares.
(2)	Includes options exercisable to purchase 775,000 shares.
(3)	Consists of options exercisable.
(4)	Includes options exercisable to purchase 725,000 shares. Also includes (i) 2,307,421 shares of common stock held a Family Trust of which Mr. Polis is Trustee, (ii) 1,042,696 shares of common stock held by the Polis Family LLC of which Mr. Polis is a managing member, (iii) 133,000 shares of common stock held by The Polis Charitable Foundation of which Mr. Polis is an officer, (iv) 25,000 shares of common stock held in a personal IRA, and (v) 40,000 shares of common stock held as custodian for a minor child. Mr. Polis disclaims beneficial ownership of the shares held by the Polis Charitable Foundation and as custodian for the minor child except to the extent of his respective pecuniary interest.
(5)	Includes options exercisable and options exercisable within 60 days to purchase 100,000 shares.
(6)	Includes options exercisable and options exercisable within 60 days to purchase 3,425,000 shares.

____________________________

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On occasion we engage in certain related party transactions. Related parties include directors and executive officers and their immediate family members and certain security holders and their immediate family members. For purposes of this disclosure related party security holders include any beneficial owner of more than five percent of either our common or preferred shares. The following are related party transactions with respect to the two fiscal years ended March 31, 2012.

Mr. James A. Barnes, became a related party in June 2008 when affiliated entities acquired greater than 5% of our Series AA preferred stock and ceased being a related party in June 2010 when such stock was converted to common stock. We incurred accounting, regulatory consulting services and cost reimbursements of $36,789 to Sunrise Capital, Inc., a company controlled by Mr. Barnes during fiscal 2012 ($38,137 in fiscal 2011).

On December 8, 2009, directors Allen Cocumelli, Renee Warden and Eric M. Polis were each granted options to acquire 250,000 shares of common stock exercisable at $0.155 per share until December 8, 2013, vesting at grant but subject other standard option plan conditions.

On June 30, 2010, directors Allen Cocumelli (as to 400,000), Renee Warden (as to 300,000) and Eric M. Polis (as to 50,000) were each granted options to acquire shares of common stock exercisable at $0.09 per share until June 30, 2014, vesting at grant but subject other standard option plan conditions.

On November 29, 2011, directors Allen Cocumelli, Renee Warden and Eric M. Polis were each granted options to acquire 250,000 shares of common stock exercisable at $0.022 per share until November 29, 2015, vesting 25% at grant and 25% each six months and subject other standard option plan conditions.

During the fiscal year ended March 31, 2012 there were no other (and there are no currently proposed) transactions in which the amount involved exceeded the lesser of $120,000 or 1% of the average of total assets at year end for the last two completed fiscal years to which we were (or are to be) a participant and in which any executive officer, director, nominee for director, 5% beneficial owner of our common stock or other series of voting stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest.

Director Independence

For a director to be considered “independent,” the Board must affirmatively determine that the director has no material relationship with the Company (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). In each case, the Board considers all relevant facts and circumstances. We consider Allen Cocumelli and Renee Warden as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table describes fees for professional audit services rendered by SingerLewak LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2012 and March 31, 2011 and fees billed for other services rendered by SingerLewak LLP during those periods. These amounts include fees paid to SingerLewak LLP.

Type of Fee	2012	2011
Audit Fees (1)	$90,000	$90,000
Audit Related Fees (2)	$4,035	$3,780
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$94,035	$93,780

1.	Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by SingerLewak LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.
2.	Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by SingerLewak LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees.
3.	Tax Fees include the aggregate fees paid by us during the fiscal year for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SingerLewak LLP for the respective periods.
4.	All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services other than the services reported above. No such fees were billed by SingerLewak LLP for the respective periods.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of SingerLewak LLP in providing services to us for the fiscal year ended March 31, 2012 and has concluded that such services are compatible with their independence as our Company’s auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by SingerLewak LLP in fiscal year 2012.

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

Sequential Description

Exhibit

Number

2.1	Plan of Reorganization and Agreement of Merger, dated July 1996 and filed as Exhibit A to the Company’s July 3, 1996 Proxy Statement.

3.1	Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996) and filed as Exhibit B to the Company’s July 3, 1996 Proxy Statement.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Norris Communications, Inc. filed with the State of Delaware on January 14, 1998 and filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Norris Communications Inc. filed with the State of Delaware on January 13, 1999 and filed as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

3.1.3	Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on September 18, 2008 and filed as Exhibit 3.1.3 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.1.4	Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on August 11, 2005 and filed as Exhibit 3.1.4 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.2	Bylaws of the Company, filed as Exhibit C to the Company’s July 3, 1996 Proxy Statement.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock filed with the State of Delaware on September 19, 1997 and filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 3, 1997.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock filed with the State of Delaware on June 24, 1999, and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed with the State of Delaware on October 4, 2000 and filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-3 dated November 3, 2000.

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series D preferred stock filed with the State of Delaware on December 23, 2002 and filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated December 30, 2002.

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series E preferred stock filed with the State of Delaware on November 19, 2003 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 21, 2003.

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series EE preferred stock filed with the State of Delaware on November 19, 2004 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 19, 2004.

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series AA preferred stock filed with the State of Delaware on June 26, 2008 and filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 1, 2008.

4.1	Form of Stock Purchase Warrant (Series EE Warrants) exercisable until November 2006 issued to seventeen accredited investors for an aggregate of 4,070,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.55 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.2	Form of 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of June 30, 2005 entered into with certain accredited investors in a maximum aggregate amount of $1,000,000 and filed as Exhibit 4.50 to the Company’s 2004 Form 10-K.

4.2.1	Form of First Amendment to 12% Subordinated Promissory Note dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.51.1 to Form 8-K dated July 13, 2005.

4.2.2	Form of Second Amendment to 12% Subordinated Promissory Note dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.50.2 to Form 8-K dated November 8, 2005.

4.2.3	Form of Amendment to 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Purchaser) filed as Exhibit 4.50.1 to Form 8-K dated November 8, 2005.

4.3	Form of Stock Purchase Warrant exercisable until June 30, 2007 issued to certain accredited investors for up to an aggregate of 2,000,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

4.3.1	Form of First Amendment to Stock Purchase Warrant dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Holder) filed as Exhibit 4.51.2 to Form 8-K dated July 13, 2005.

4.4	Form of Restricted Common Stock Purchase Agreement, dated February 24, 2006 between the Company and certain accredited investors for purchase of 18,750,000 common shares (individual agreements differ only as to number of shares) and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.5	Form of Series “A” Warrant exercisable until February 28, 2009, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2006

4.6	Form of Series “B” Warrant exercisable until six months after the effectiveness of this Registration Statement or July 31, 2008 whichever is earlier, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.7	Form of New Warrant issued to 29 investors in August and September 2006 for an aggregate of 2,331,572 common shares exercisable at $0.15 per share through August 31, 2009 filed as Exhibit 4.53 to Form 8-K dated August 28, 2006

4.8	Exchange Agreement between the Company and Davric Corporation dated December 1, 2006 filed as Exhibit 99.1 to Form 8-K dated December 12, 2006.

4.8.1	7.5% Convertible Subordinated Term Note issued by the Company to Davric Corporation dated December 1, 2006 filed as Exhibit 99.2 to Form 8-K dated December 12, 2006.

4.9	Common Stock Purchase Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.1 to Form 8-K dated January 8, 2007.

4.10	Registration Rights Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.2 to Form 8-K dated January 8, 2007.

4.11	Form of Convertible Preferred Stock Purchase Agreement between the Company and 12 investors for an aggregate of 75,000 Series AA Preferred Shares and Warrants (individual agreements differ only as to number of shares) dated June 27, 2008 filed as Exhibit 99.2 to Form 8-K dated July 1, 2008.

4.12	Form of Stock Purchase Warrant between the Company and 12 investors for an aggregate of 7,500,000 common shares (individual warrants differ only as to holder and number of shares) dated June 27, 2008 filed as Exhibit 99.3 to Form 8-K dated July 1, 2008.

10.1	Lease Agreement between the Company and LBA Industrial Fund – Holding Co. II, Inc. and Innsbruck Holdings, L.P. dated March 3, 2006 and filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.1.2	Second Amendment to Lease Agreement executed on May 31, 2011 between the Company and LBA/Met Partners II – COMPANY II, LLC.

10.2	Agreement for Legal Services and Contingent Fee Arrangement dated March 23, 2007 between the Company and Duane Morris LLP filed as Exhibit 99.1 to Form 8-K dated March 28, 2007. (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.)

10.3	Secured Promissory Note of the Company to ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.3 to Form 8-K dated March 28, 2007.

10.3.1	Loan Extension Agreement between the Company and ASI Capital Corporation dated as of September 28, 2007 and previously filed as Exhibit 99.1 to Form 8-K dated October 15, 2007.

10.3.2	Secured Promissory Note of the Company to ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.1 to Form 8-K dated January 4, 2008.

10.3.3	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of June 30, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated July 1, 2008.

10.3.4	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of December 31, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated January 5, 2009.

10.4	Security Agreement between the Company and its subsidiary and ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.4 to Form 8-K dated March 28, 2007.

10.4.1	Security Agreement between the Company and its subsidiary and ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.2 to Form 8-K dated January 4, 2008.

10.5	2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.5.1	Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.5.2	Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.7	Separation Agreement and General Release, dated as of December 15, 2010, between e.Digital Corporation and Robert Putnam and filed previously as Exhibit 99.1 to Form 8-K dated December 17, 2010.

10.8	Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction as filed with the United States District Court for the District of Colorado on July 28, 2011 and filed previously as Exhibit 99.1 to Form 8-K dated July 28, 2011.

10.9	Lease Agreement between the Company and BOI-Rancho Bernardo Bluffs Trust executed on January 20, 2012 filed previously as Exhibit 99.1 to Form 8-K dated January 20, 2012.

21.1	Subsidiary of e.Digital Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K for the year ended March 31, 2009, dated June 16, 2009.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton, Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer and MarDee Haring-Layton, Chief Financial Officer.*

____________________________

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation

By:	/s/ ALFRED H. FALK
President and Chief Executive Officer

Date: June 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ ALFRED H. FALK	President and Chief Executive Officer	June 21, 2012
Alfred H. Falk	(Principal Executive Officer)

/s/ ALLEN COCUMELLI	Chairman of the Board and Director	June 21, 2012
Allen Cocumelli

/s/ MARDEE HARING-LAYTON	Chief Financial Officer	June 21, 2012
MarDee Haring-Layton	(Principal Accounting Officer)

/s/ ERIC M. POLIS	Secretary and Director	June 21, 2012
Eric M. Polis

/s/ RENEE WARDEN	Director	June 21, 2012
Renee Warden

INDEX TO FINANCIAL STATEMENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2012 AND 2011	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
MARCH 31, 2012 AND 2011	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS
ENDED MARCH 31, 2012 AND 2011	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
MARCH 31, 2012 AND 2011	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

e.Digital Corporation

San Diego, CA

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary (collectively the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit, of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e.Digital Corporation and subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, CA

June 21, 2012

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2012	2011
	$	$
ASSETS
Current
Cash and cash equivalents	3,125,349	1,805,894
Accounts receivable	168,018	98,152
Inventory	98,136	256,458
Deposits and prepaid expenses	40,132	30,327
Total current assets	3,431,635	2,190,831
Inventory, long-term	88,663	—
Property, equipment and intangibles, net of accumulated depreciation and amortization of $194,461 and $184,382, respectively	18,276	6,506
Total assets	3,538,574	2,197,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	99,949	24,466
Accrued expenses and other liabilities	211,014	153,013
Total current liabilities	310,963	177,479

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized none issued or outstanding
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 issued and outstanding each period	293,003	293,003
Additional paid-in capital	82,779,769	82,767,088
Accumulated deficit	(79,845,161)	(81,040,233)
Total stockholders' equity	3,227,611	2,019,858

Total liabilities and stockholders' equity	3,538,574	2,197,337

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2012	2011
Revenues:	$	$
Products	162,844	431,056
Services	463,928	633,565
Patent license	4,100,379	231,042
	4,727,151	1,295,663

Cost of revenues:
Products	152,326	337,542
Services	303,069	341,105
Patent license	1,322,302	111,042
	1,777,697	789,689
Gross profit	2,949,454	505,974

Operating expenses:
Selling and administrative	964,444	1,119,366
Research and related expenditures	672,913	473,298
Total operating expenses	1,637,357	1,592,664

Net income (loss) before provision for income taxes	1,312,097	(1,086,690)
(Provision for) benefit from income taxes	(117,025)	3,479
Net income (loss) and comprehensive income (loss)	1,195,072	(1,083,211)
Accrued and deemed dividends on preferred stock	—	(31,396)
Income (loss) attributable to common stockholders	1,195,072	(1,114,607)
Income (loss) per common share - basic and diluted	$0.00	($0.00)

Weighted average common shares outstanding
Basic	293,003,158	291,494,239
Diluted	293,334,860	291,494,239

 See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 [See Note 1 - Nature of Operations and Basis of Presentation]

	Preferred stock	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Amount	Shares	Amount	capital	deficit	equity
	$		$	$	$	$
Balance, March 31, 2010	573,830	286,950,900	286,951	82,073,012	(79,957,022)	2,976,771
Dividends on Series AA preferred stock	6,856	—	—	(6,856)	—	—
Accretion of discount on Series AA preferred stock	24,540	—	—	(24,540)	—	—
Conversion of Series AA preferred stock	(605,226)	6,052,258	6,052	599,174	—	—
Stock-based compensation	—	—	—	126,298	—	126,298
Net loss and comprehensive loss	—	—	—	—	(1,083,211)	(1,083,211)
Balance, March 31, 2011	—	293,003,158	293,003	82,767,088	(81,040,233)	2,019,858
Stock-based compensation	—	—	—	12,681	—	12,681
Net income and comprehensive income	—	—	—	—	1,195,072	1,195,072
Balance, March 31, 2012	—	293,003,158	293,003	82,779,769	(79,845,161)	3,227,611

 See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

 [See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31,
	2012	2011
OPERATING ACTIVITIES	$	$
Net income (loss) for the period	1,195,072	(1,083,211)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,291	10,079
Bad debt expense	—	740
Warranty provision	(3,435)	12,680
Stock-based compensation	12,681	126,298
Changes in assets and liabilities:
Accounts receivable	(69,866)	9,857
Inventory	69,659	90,620
Deposits and prepaid expenses	(9,805)	28,745
Accounts payable, trade	75,483	(27,531)
Accrued and other liabilities	61,436	(175,615)
Cash provided by (used in) operating activities	1,335,516	(1,007,338)

INVESTING ACTIVITIES
Purchase of property and equipment	(16,061)	(5,495)
Cash used in investing activities	(16,061)	(5,495)

Net increase (decrease) in cash and cash equivalents	1,319,455	(1,012,833)
Cash and cash equivalents, beginning of period	1,805,894	2,818,727
Cash and cash equivalents, end of period	3,125,349	1,805,894

See accompanying notes to consolidated financial statements including Note 3 for additional information regarding non-cash financing activities and cash payments

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio including licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices. The Company also markets the eVU™ mobile entertainment system for the travel industry.

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

Segment Information

With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing and enforcement. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing and enforcement consists of intellectual property revenues from the Flash-R patent portfolio. Segment information and related disclosures about the Company’s products, services, geographical areas and major customers is contained in Note 10.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

Fair Value of Financial Instruments

Cash and cash equivalents are measured at fair value in the Company’s financial statements. Accounts receivable are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable, deferred revenue and accrued and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. Effective April 1, 2008 the Company adopted and follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) that established a fair value hierarchy that requires the company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1: inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2: inputs other than level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.
•	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2012 are as follows:

	Fair Value Measurement as of March 31, 2012
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	3,125,349	3,125,349	—	—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

Income (Loss) per Share

Basic earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. The loss attributable to common stockholder was increased by accrued and deemed dividends on preferred stock during the year ended March 31, 2011 of $31,396. Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible preferred stock, stock options and warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

At March 31, 2012, stock options exercisable into 7,355,000 shares of common stock were outstanding (2011– options and warrants exercisable into 13,522,500 shares of common stock were outstanding). These securities had an immaterial effect on diluted income per share and there was no difference between basic and diluted income per share for the year ended March 31, 2012. Dilutive securities were not included in the computation of diluted loss per share for the year ended March 31, 2011 because they are antidilutive. Dilutive securities could potentially dilute earnings (loss) per share in future years.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2012	March 31, 2011
Net income (loss)	$1,195,072	$(1,114,607)

Weighted-average shares—basic	293,003,158	291,494,239
Effect of dilutive potential common shares	331,702	—

Weighted-average shares—diluted	293,334,860	291,494,239

Net income per share—basic	$0.00	$(0.00)

Net income per share—diluted	$0.00	$(0.00)

Employee equity share options, granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at March 31, 2012 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account, which pursuant to current rules is insured in full by the Federal Deposit Insurance Corporation through December 31, 2012. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

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

Inventory

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all our inventory is determined by the weighted average cost method. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value. The Company writes its inventory down for estimated obsolescence or lack of marketability equal to the difference between cost of inventory and the net realizable value based upon assumptions about future selling prices, demand, technology developments and market conditions. See Note 11 for purchase commitments.

We also maintain a substantial number of finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset.

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

Advertising

Advertising costs are charged to expense as incurred. The Company expensed $-0- and $7,446 for the years ending March 31, 2012 and 2011, respectively.

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

March 31, 2012

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

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2012, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2007 through 2011 remain open under the statute of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (“NOL”) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1994.

Stock-based Compensation

The Company has adopted stock plans as summarized in Note 9. The Company measures all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The Company records the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

The Company recorded $12,681 and $126,298 of stock-based compensation expense for the years ended March 31, 2012 and 2011, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year Ended March 31,	2012	2011
	$	$
Research and development	7,486	42,372
Selling and administrative	5,195	83,926
Total stock-based compensation expense	12,681	126,298

While certain research and development personnel costs are allocated to cost of revenues for proportionate time spent on product and content services, the amounts of related stock-based compensation costs are not considered significant.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2012 and 2011, there were no material differences between comprehensive income (loss) and net income (loss) for the respective years.

Reclassifications

Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no affect on the reported net income (loss).

New Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-17—Revenue Recognition—Milestone Method (Topic 605), which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2011. The adoption of the amendments in this update did not have any significant impact on the Company’s financial position and results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement providing additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance of ASU 2011-04 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning with the Company’s fiscal 2013 year. The Company does not expect the adoption of this update will have a material effect on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income providing guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance of ASU 2011-05 is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning with the Company’s fiscal 2013 year. The Company does not expect the adoption of this update will have a material effect on its financial statements.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08,  Intangibles - Goodwill and Other which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill  impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for the Company in fiscal 2013, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2012, or subsequently thereto, that the Company believes are of potential significance to its financial statements.

3. STATEMENT OF CASH FLOWS

The Company had non-cash financing activities and made cash payments as follows:

Year Ended March 31,	2012	2011
	$	$
Non-cash financing activities:
Common stock issued on conversion of preferred stock	-	605,226
Accrued and deemed dividends on preferred stock	-	31,396
Cash payments during year for:
Income taxes - net	57,825	-

4. INVENTORIES

Inventories consist of the following:

March 31,	2012	2011
	$	$
Raw materials	55,430	70,835
Work in process	15,410	19,027
Finished goods	115,959	166,596
	186,799	256,458
Less current portion	98,136	256,458
Inventory, long-term	88,663	-

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $65,459 at March 31, 2012 and 2011.

5. PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment consisted of the following:

Year Ended March 31,	2012	2011
	$	$
Computer hardware and software	52,100	53,294
Furniture and equipment	34,658	26,499
Machinery and equipment	75,219	75,406
Leasehold improvements	-	1,639
Tooling	19,720	19,720
	181,697	176,558
Accumulated depreciation and amortization	(163,421)	(170,052)
	18,276	6,506

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

Intangible assets consisted of the following:

Year Ended March 31,	2012	2011
	$	$
Patents and licenses	24,409	24,409
Accumulated amortization	(24,409)	(24,409)
	-	-

6. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

March 31,	2012	2011
	$	$
Payroll and related	75,913	65,140
Income taxes	59,200	—
Deferred revenue	24,438	—
Warranty reserve	1,093	4,589
Accrued professional fees	50,370	81,010
Deferred rent	—	2,274
	211,014	153,013

Details of the estimated warranty liability are as follows:

Year Ended March 31,	2012	2011
	$	$
Beginning balance	4,589	5,262
Warranty provision	(3,435)	12,680
Warranty deductions	(61)	(13,353)
Ending balance	1,093	4,589

7. INCOME TAXES

Details of the income tax provision (benefit) for the years ended March 31, 2012 and 2011 are as follows:

Year ended March 31,	2012	2011
	$	$
Current tax expense (benefit)	117,025	(3,479)
Deferred tax expense (benefit)	518,000	(432,000)
Change in valuation allowance	(518,000)	432,000
Income tax provision (benefit)	117,025	(3,479)

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

Details of tax provision (benefit) are as follows:

Year ended March 31,	2012	2011
	$	$
Current tax expense (benefit):
Federal expense (benefit)	-	-
State expense (benefit)	60,000	(3,479)
Foreign tax expense (benefit)	57,025	-
	117,025	(3,479)

The Company paid $57,025 of foreign taxes during the year ended March 31, 2012.

The Company has U.S. federal NOL carryforwards available at March 31, 2012 of approximately $22,000,000 (2011 - $24,000,000) that will begin to expire in 2012. The Company has state net operating loss carryforwards of $18,000,000 (2011 - $19,400,000) that will begin to expire in 2012. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. The foreign taxes paid create a foreign tax credit carryover that will be available to offset federal tax expense in future years, subject to certain limitations. The foreign tax credit carryover expires beginning in 2021.

Utilization of the NOL and any R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code (“IRC”) of 1986 and similar state provisions, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the date of currently available NOLs from fiscal 1996, the Company has raised capital through the issuance of capital stock using multiple types of securities on multiple occasions which, the Company believes, caused multiple ownership changes as defined by Section 382. The Company has performed a 382 analysis to assess whether ownership changes have occurred which would limit the Company’s utilization of its NOLs and any R&D credits carryforwards. Based on this analysis, the Company determined that no ownership changes have occurred since March 31, 2000. Accordingly, NOL carryforwards generated during the 2001 through 2011 fiscal years, are generally not subject to Section 382 limitations and the Company will be able to utilize such NOLs and any R&D carryforwards provided it generates sufficient future earnings. Future ownership changes may limit the Company’s ability to fully utilize these tax benefits. Accordingly, the Company has recorded the deferred tax assets associated with such federal NOLs, related state NOLs, and R&D tax credits along with a corresponding valuation allowance.

During the year ended March 31, 2010 the Company completed a study of prior year R&D credits and updated the related unrecognized tax benefits included in the table below for each year. Due to the existence of the valuation allowance, this change and future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

Significant components of the Company’s deferred tax assets as of March 31, 2012 and 2011 are shown below. A valuation allowance of $10,705,000 and $11,223,000 was established at March 31, 2012 and 2011 respectively, to offset the net deferred tax assets as realization is uncertain. When and if the Company can sustain consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

March 31,	2012	2011
	$	$
Deferred tax assets:
Net operating loss carryforwards	9,511,000	10,120,000
Foreign tax credit	263,000	206,000
Research tax credit	1,557,000	1,617,000
Stock-based compensation	65,000	76,000
Accruals and other	87,000	76,000
	11,483,000	12,095,000

Deferred tax liabilities:
Depreciation and amortization	(27,000)	(27,000)
State taxes	(751,000)	(845,000)
	(778,000)	(872,000)
Deferred tax assets	10,705,000	11,223,000
Valuation allowance for deferred tax assets	(10,705,000)	(11,223,000)
Net deferred taxes	-	-

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended March 31, 2012 and 2011 is as follows:

Year ended March 31,	2012	2011
	$	$
Income taxes (benefit) computed at federal statutory rate	459,000	(380,000)
Foreign taxes	57,025	-
Foreign tax credit	(57,025)	-
Permanent book-tax differences	2,025	25,000
State income tax expense (benefit), net of federal effect	76,000	(62,479)
True-ups and operating loss expirations, net	98,000	(18,000)
Change in valuation allowance	(518,000)	432,000
Income tax provision (benefit)	117,025	(3,479)

8. CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of 350,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share.

Common Stock

The issued common stock of the Company consisted of 293,003,158 common shares as of March 31, 2012 and 2011.

Preferred Stock

On June 27, 2008 the Company issued for aggregate proceeds of $750,000 a total of 75,000 shares of 5% Series AA Convertible Preferred Stock (the “Series AA Stock”) with a stated value of $10 per share. Dividends of 5% per annum were paid in shares of common stock. The Series AA Stock had voting rights of ten votes per share and a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends. The stated value plus accrued dividends on Series AA Stock was convertible into common stock at $0.10 per common share with automatic conversion on June 30, 2011 subject to certain limitations. Purchasers were also issued warrants to purchase an aggregate of 7,500,000 shares of common stock exercisable at $0.10 per common share until June 30, 2011 (“Series AA Warrants”).

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

The proceeds of $750,000 were allocated between the fair value of the Series AA Stock with the value of the Series AA Warrants treated as a discount to the Series AA Stock. A total of $24,540 of discount was accreted in 2011 as a deemed dividend. During the year ended March 31, 2011 the Company issued 6,052,258 shares of common stock upon the automatic conversion of the balance of 55,000 shares of Series AA Stock. No shares of Series AA Stock were outstanding.

Share Warrants

A summary of warrant activity during the years ended March 31, 2012 and 2011 is presented below:

	Number	Average Purchase Price Per Share $
Shares purchasable under outstanding warrants at March 31, 2011	7,500,000	0.10
Stock purchase warrants expired	(7,500,000)	0.10
Shares purchasable under outstanding warrants at March 31, 2012	—	0.00

The Company has no outstanding share warrants as of March 31, 2012.

9. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Plan and Awards

The Company has stock options outstanding under its 2005 Equity-Based Compensation Plan covering a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants until 2015. At March 31, 2012 there were options outstanding on 7,355,000 common shares pursuant to the 2005 Plan with options on 2,270,500 shares available for future grant under the 2005 Plan plus any future forfeitures or cancellations from the 2005 Plan options currently outstanding.

Stock-Based Compensation

The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended March 31, 2012 and 2011 (annualized percentages):

	Year Ended March 31,
	2012	2011
Volatility	114%	77.5%
Risk-free interest rate	0.28%	0.71%
Forfeiture rate	1.0%	1.0%
Dividend yield	0.0%	0.0%
Expected life in years	2.4	2.5
Weighted-average fair value of options granted	$0.014	$0.04

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

Since the Company has a net operating loss carryforward as of March 31, 2012, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2012. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2012 or 2011 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2012 total estimated compensation cost of options granted but not yet vested was approximately $19,851 and is expected to be recognized over the weighted average period of 1.1 years.

Stock Option Summary Information

The following table summarizes stock option transactions:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2010	4,965,500	0.15
Fiscal 2011
Granted	2,985,000	0.09
Exercised	—
Canceled/expired	(1,928,000)	0.15
Outstanding March 31, 2011	6,022,500	0.15	9,975
Exercisable at March 31, 2011	4,959,580	0.12	9,975
Fiscal 2012
Granted	1,845,000	0.02
Exercised	—
Canceled/expired	(512,500)	0.18
Outstanding March 31, 2012	7,355,000	0.09	32,575
Exercisable at March 31, 2012	5,787,500	0.11	8,447

The following table summarizes the number of options exercisable at March 31, 2012 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2012	Number exercisable at March 31, 2012	Weighted Average exercise price	Weighted average remaining contractual life	Weighted average Exercise price of options exercisable at March 31, 2012
$	#	#	$	Years	$
$0.022-$0.03	1,845,000	491,250	0.022	3.7	0.023
$0.09-$0.115	4,260,000	4,046,250	0.10	2	0.10
$0.155	1,250,000	1,250,000	0.155	1.7	0.155

10. SEGMENT INFORMATION

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

Reportable segment information for the years ended March 31, 2012 and 2011 is as follows:

Year Ended March 31,	2012 $	2011 $
REVENUES:
Products and services	626,772	1,064,621
Patent licensing	4,100,379	231,042
Total revenue	4,727,151	1,295,663

GROSS PROFIT:
Products and services	171,377	385,974
Patent licensing	2,778,077	120,000
Total gross profit	2,949,454	505,974

RECONCILIATION:
Total segment gross profit	2,949,454	505,974
Operating expenses	(1,637,357)	(1,592,664)
Other income	—	—
Income (loss) before provision for income taxes	1,312,097	(1,086,690)

The Company does not have significant assets employed in the patent license segment and does not track capital expenditures or assets by reportable segment. Consequently there is no disclosure of this information.

Revenue by geographic region is determined based on the location of the Company's direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee's or licensee's parent home domicile.

Year Ended March 31,	2012 $	2011 $
United States	4,100,379	231,042
International	626,772	1,064,621
Total revenue	4,727,151	1,295,663

Revenues from four licensees (21%, 21%, 22% and 10%) each accounted for more than 10% of revenues for the year ended March 31, 2012. Revenues from one licensee and three customers each accounted for more than 10% of revenues for the year ended March 31, 2011. Accounts receivable from three parties comprised 45%, 22% and 14% of net accounts receivable at March 31, 2012. Accounts receivable from two parties comprised 36% and 18% of net accounts receivable at March 31, 2011.

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2012

In November 2009 the Company filed an additional patent infringement complaint in the United States District Court for the District of Colorado against nineteen companies that manufacture devices using flash memory. By March 31, 2012 the Company had licensed and settled the litigation with twelve of the defendants, suspended the claim against one defendant, and dismissed with prejudice the remaining six defendants, thereby ending the Colorado patent litigation case.

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

Contract Manufacturers and Suppliers

At March 31, 2012 the Company had outstanding unfilled purchase orders and was committed to a contract manufacturer and component suppliers for approximately $5,000 of future deliveries with such amounts generally subject to modification or rescheduling in the normal course of business.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $4,879.50 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,156.60 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2012 total $368,080.

The facility lease for 4,800 square feet at 16770 West Bernardo Drive, San Diego, California, with one remaining monthly payment at March 31, 2012 of $6,534 excluding utilities and costs, terminated April 30, 2012.

12. SUBSEQUENT EVENTS

See subsequent event disclosure included in Note 11 related to the facility lease.

