Form 10-Q
period 2012-06-30
E DIGITAL CORP
filed 2012-08-09
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File Number 0-20734

e.Digital Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0591385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

16780 West Bernardo Drive, Suite 120 San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2012 a total of 293,003,158 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited) $	March 31, 2012 $
ASSETS
Current
Cash and cash equivalents	2,851,901	3,125,349
Accounts receivable	79,795	168,018
Inventory	79,275	98,136
Deposits and prepaid expenses	27,487	40,132
Total current assets	3,038,458	3,431,635
Inventory, long-term	96,272	88,663

Property, equipment and intangibles, net of accumulated depreciation and amortization of $189,200 and $187,830, respectively	16,906	18,276
Total assets	3,151,636	3,538,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	82,339	99,949
Accrued and other liabilities	169,584	211,014
Total current liabilities	251,923	310,963

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 shares issued and outstanding, each period	293,003	293,003
Additional paid-in capital	82,784,854	82,779,769
Accumulated deficit	(80,178,144)	(79,845,161)
Total stockholders' equity	2,899,713	3,227,611

Total liabilities and stockholders' equity	3,151,636	3,538,574

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,
	2012 $	2011 $
Revenues:
Products	2,753	39,007
Services	129,793	117,808
Patent license	–	2,025,000
	132,546	2,181,815

Cost of revenues:
Products	3,332	37,162
Services	90,445	64,080
Patent license	2,690	911,204
	96,467	1,012,446
Gross profit	36,079	1,169,369

Operating expenses:
Selling and administrative	222,959	248,847
Research and related expenditures	146,103	189,285
Total operating expenses	369,062	438,132

Operating income (loss) before provision for income taxes	(332,983)	731,237
Income tax provision	–	–
Income (loss) for the period	(332,983)	731,237
Income (loss) per common share - basic and diluted	(0.00)	0.00

Weighted average common shares outstanding
Basic	293,003,158	293,003,158
Diluted	293,003,158	293,003,158

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June 30,
	2012 $	2011 $
OPERATING ACTIVITIES
Income (loss) for period	(332,983)	731,237
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,370	1,361
Warranty provision	1,378	(1,333)
Stock-based compensation	5,085	3,724
Changes in assets and liabilities:
Accounts receivable	88,224	(1,064,560)
Inventory	11,252	36,575
Deposits and prepaid expenses	12,645	(3,647)
Accounts payable, trade	(17,611)	547,451
Accrued and other liabilities	(42,808)	372,706
Cash provided by (used in) operating activities	(273,448)	623,514

Net increase (decrease) in cash and cash equivalents	(273,448)	623,514
Cash and cash equivalents, beginning of period	3,125,349	1,805,894
Cash and cash equivalents, end of period	2,851,901	2,429,408

See notes to interim condensed consolidated financial statements

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

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2012, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2012 filed on Form 10-K.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2012 that are of significance, or potential significance to the Company’s financial statements.

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

We also have finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset.

Inventories consisted of the following:

	June 30, 2012 $	March 31, 2012 $
Raw materials	51,872	55,430
Work in process	18,577	15,410
Finished goods	109,138	115,959
	179,587	186,799
Reserve for obsolescence	(4,040)	–
	175,547	186,799
Less current portion	79,275	98,136
Inventory, long term	96,272	88,663

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

	Three Months Ended June 30,
	2012 $	2011 $
Research and development	1,196	3,691
Selling and administrative	3,889	33
Total stock-based compensation expense	5,085	3,724

As of June 30, 2012 total estimated compensation cost of stock options granted but not yet vested was $15,300 and is expected to be recognized over the weighted average period of 0.90 years.

No stock options were granted during the three-month periods ended June 30, 2012 and 2011.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended June 30,
	2012	2011
	$	$
Beginning balance	1,093	4,589
Warranty provision	1,378	(1,333)
Warranty usage	(1,838)	(51)
Ending balance	633	3,205

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2012:

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount $	capital $	deficit $	equity $
Balance, April 1, 2012	293,003,158	293,003	82,779,769	(79,845,161)	3,227,611
Stock-based compensation	–	–	5,085	–	5,085
Loss for the period	–	–	–	(332,983)	(332,983)
Balance, June 30, 2012	293,003,158	293,003	82,784,854	(80,178,144)	2,899,713

Options

The following table summarizes stock option activity for the period:

	Shares #	Weighted average exercise price $	Aggregate Intrinsic Value $
Outstanding April 1, 2012	7,355,000	0.09
Granted	-	-
Exercised	-	-
Canceled/expired	-	-
Outstanding June 30, 2012	7,355,000	0.09	$ 14,125
Exercisable at June 30, 2012	6,281,250	0.0995	$ 7,064

(1)	Options outstanding are exercisable at prices ranging from $0.02 to $0.155 and expire over the period from 2013 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2012 of $0.0301 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding at June 30, 2012 and June 30, 2011.

8. FAIR VALUE MEASUREMENTS

Cash and cash equivalents are measured at fair value in the Company’s consolidated financial statements. Accounts receivable are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable, and accrued and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which established a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three months ended June 30, 2012 and 2011 is as follows:

	For the three months ended June 30,
	2012	2011
	$	$
REVENUES:
Products and services	132,546	156,815
Patent licensing	–	2,025,000
Total revenue	132,546	2,181,815

GROSS PROFIT:
Products and services	38,769	55,573
Patent licensing	(2,690)	1,113,796
Total gross profit	36,079	1,169,369

RECONCILIATION:
Total segment gross profit	36,079	1,169,369
Operating expenses	(369,062)	(438,132)
Income (loss) before income taxes	(332,983)	731,237

The Company does not have significant assets employed in the patent license segment and does not track capital expenditures or assets by reportable segment. Consequently it is not practicable to show this information.

Revenue by geographic region is determined based on the location of the Company’s direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee’s home domicile.

	For the three months ended June 30,
	2012	2011
	$	$
United States	–	2,025,000
International	132,546	156,815
Total revenue	132,546	2,181,815

Revenues from four customers comprised 34%, 22%, 12% and 11% of revenue for the three months ended June 30, 2012, with no other customer accounting for more than 10% of revenues. Revenues from two licensees comprised 47%, 46% of revenue for the three months ended June 30, 2011, with no other licensee or customer accounting for more than 10% of revenues. Accounts receivable from five customers comprised 36%, 23%, 11%, 11% and 10% of net accounts receivable at June 30, 2012. Accounts receivable from one licensee comprised 88% of net accounts receivable at June 30, 2011.

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

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $4,879.50 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,156.60 in the forty-ninth through sixty-second months. Future lease commitments at June 30, 2012 total $363,200. The Company recognizes rent expense by the straight-line method over the lease term. As of June 30, 2012, deferred rent totaled $6,694.

The facility lease for 4,800 square feet at 16770 West Bernardo Drive, San Diego, California, terminated April 30, 2012.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at June 30, 2012 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account, which pursuant to current rules is insured in full by the Federal Deposit Insurance Corporation through December 31, 2012. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

11. INCOME TAXES

There is no provision for income taxes for the three months ended June 30, 2012 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At June 30, 2012, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At June 30, 2012, the Company has no liabilities for uncertain tax positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2012.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We market our eVU mobile entertainment system for the travel industry and license and enforce our Flash-R portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers. We also seek to expand our licensable intellectual property portfolio and in fiscal 2011 and 2012, filed seven new U.S. patent applications for technologies related to communication networks and digital data distribution.

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

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. The international law firm of Duane Morris LLP is handling our patent enforcement matters on a contingent fee basis. To date we have completed two rounds of patent infringement litigation and sought licenses from a total of 27 companies with 19 agreeing to license and settlement terms during the discovery stage of related litigation.

On June 28, 2011, the United States District Court for the District of Colorado issued an Opinion and Order Regarding Claim Construction following a January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construes claim terms in United States Patent 5,491,774 (the ‘774), one of the Company’s Flash-R patents, more narrowly than we had proposed. The Markman ruling could negatively affect future licensing prospects.

Our U.S. Patent No. 5,742,737 (the ‘737) is in the process of being reexamined by the United States Patent and Trademark Office (USPTO). A favorable determination from the reexamination could bolster our licensing efforts, and an unfavorable determination could adversely affect our ability to monetize our patent portfolio in 2013 and beyond. The ‘774 patent recently completed the reexamination process and we are currently waiting for the USPTO to issue the reexamination certificate.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first quarter of fiscal 2013 and during the fiscal years ended March 31, 2012 and 2011. While we have settled and licensed with a total of nineteen defendants to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, future events including court rulings and patent reexamination results could have a significant positive or negative impact on future licensing activity. Last year’s Markman ruling could negatively affect licensing efforts and future licensing prospects.

Our eVU IFE business remained slow during the first quarter primarily due to increased competition and airline economics. We are unable to predict future sales levels in this market as orders have been and are expected to continue to be sporadic from both existing and new customers. We continue to pursue business in the airline and other markets for our eVU product line.

Management faces challenges for the remainder of fiscal 2013 to execute its plan to grow product and service revenues, license new intellectual property currently in development, and obtain Flash-R patent portfolio license fees. Last year’s Markman ruling could negatively affect future licensing prospects and future rulings from reexamination of the ‘737 by the USPTO could have a significant positive or negative impact on future licensing activity in 2013 and beyond. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the three months ended June 30, 2012 we recognized a net loss before income taxes of $332,983 compared to a net income before income taxes of $731,237 for the comparable period of the prior fiscal year. Our revenues from products and services were $132,546 for the first three months of fiscal 2013 with $0 patent license revenue. This compares to $2,181,815 for the prior year’s first three months with $2,025,000 of patent license revenue reported. We reported reduced operating expenses totaling $369,062 in the three months ended June 30, 2012 compared to $438,132 in the comparable period prior primarily due to reduced staffing costs and non-cash stock compensation expenses.

Our monthly cash operating costs average approximately $135,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended March 31, 2012. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, stock-based compensation, fair values, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

—	revenue recognition;
—	stock-based compensation expense; and
—	income taxes.

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended June 30, 2012. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2012.

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

	Three Months Ended June 30,
	2012		2011
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	2,753	2%	39,007	2%	(36,254)	(93%)
Services	129,793	98%	117,808	5%	11,985	10%
Patent license	–	0%	2,025,000	93%	(2,025,000)	(100%)
	132,546	100%	2,181,815	100%	(2,049,269)	(94%)
Gross Profit:
Product gross profit (loss)	(579)	0%	1,845	0%	(2,424)	(131%)
Service gross profit	39,348	30%	53,728	2%	(14,380)	(27%)
Patent license	(2,690)	(2%)	1,113,796	51%	(1,116,486)	(100%)
	36,079	28%	1,169,369	54%	(1,133,290)	(97%)
Operating Expenses:
Selling and administrative	222,959	168%	248,847	11%	(25,888)	(10%)
Research and related	146,103	110%	189,285	9%	(43,182)	(23%)
	369,062	278%	438,132	20%	(69,070)	(16%)
Income (loss) before income taxes	(332,983)	(250%)	731,237	34%	(1,064,220)	(146%)

Income (Loss) Before Income Taxes

We reported a net loss before income taxes of $332,983 for the three months ended June 30, 2012 compared to a net income of $731,237 for the comparable period of the prior year due primarily to the lack of patent license settlements in the current year.

Revenues

Revenues decreased during first fiscal quarter of 2013 compared to the same quarter of the prior fiscal year due to no new license arrangements. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

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

Gross Profit

Gross profit for the first quarter of fiscal 2013 was $36,079 or 28% of revenues. The gross profit on product and service revenues was 30%, comprised of a gross profit of 0% on product revenues, 30% on service revenue. There were no license revenues. The gross profit for the prior year’s first quarter was $1,169,369 or 54% of revenues. The gross profit on product and service revenues was 35% and the gross profit on patent licensing fees was 55% of license revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses

Selling and administrative costs for the three months ended June 30, 2012 declined by $25,888 compared to the same period in the year prior. The current period included a $5,085 expense for noncash stock-based compensation expense compared to $3,724 for the prior year’s first quarter. Reduced current period selling and administrative expenses relate primarily to lack of current year annual meeting costs, $41,591 spent in prior year and reduced consulting costs of $21,152.

Research and related expenses in the most recent quarter included $1,196 of noncash stock-based compensation costs compared to $3,691 in the prior year’s first quarter. Research and related expenses decreased by $43,182 primarily due to reduced legal fees of $39,823 related to patent reexamination. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income (Loss)

The net loss was $332,983. The net income for the prior comparable first quarter was $731,237.

Liquidity and Capital Resources

At June 30, 2012, we had working capital of $2,786,535 compared to a working capital of $3,120,672 at March 31, 2012. At June 30, 2012 we had cash on hand of $2,851,901.

Operating Activities

Cash used by operating activities was $273,448 for the three months ended June 30, 2012. Cash used by operating activities included the net loss of $332,983 decreased by net non-cash expenses of $59,535. A major component providing operating cash was a reduction of $88,224 in accounts receivable. Major components reducing operating cash included a decrease of $42,808 in accrued and other liabilities and a decrease of $17,611 in accounts payable.

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

Financing Activities

There were no cash financing activities during the three months ended June 30, 2012.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At June 30, 2012 we had no significant purchase commitments for product and components.

We have future lease commitments on our current facility as more fully described in our interim condensed consolidated financial statements.

Our legal firm Duane Morris is handling some of our patent enforcement matters and certain related appeals on our Flash-R patent portfolio on a contingent fee basis. Duane Morris also has agreed to advance certain costs and expenses including travel expenses, court costs and expert fees. We have agreed to pay Duane Morris a fee equal to 40% of any license or litigation recovery related to patent enforcement matters, after recovery of expenses, and 50% of recovery if appeal is necessary.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at June 30, 2012 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Exhibit 31.2 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton (Chief Financial Officer).

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer) and MarDee Haring-Layton (Chief Financial Officer).

101.INS – XBRL Instance Document

101.SCH – XBRL Schema Document

101.CAL – XBRL Calculation Linkbase Document

101.DEF – XBRL Definition Linkbase Document

101.LAB – XBRL Label Linkbase Document

101.PRE – XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

By:	/s/ ALFRED H. FALK
Alfred H. Falk, President and Chief Executive Officer

By:	/s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Chief Financial Officer

Date: August 9, 2012

