Form 10-Q
period 2012-09-30
E DIGITAL CORP
filed 2012-11-13
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number 0-20734

e.Digital Corporation

(Exact name of registrant as specified in its charter)

Delaware	33-0591385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl. Ident. No.)

16870 West Bernardo Drive, Suite 120, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2012 a total of 293,003,158 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	March 31,
	(Unaudited)	2012
	$	$
ASSETS
Current
Cash and cash equivalents	2,546,392	3,125,349
Accounts receivable	121,779	168,018
Inventory	41,456	98,136
Deposits and prepaid expenses	18,458	40,132
Total current assets	2,728,085	3,431,635
Inventory, long-term	106,472	88,663
Property, equipment and intangibles, net of accumulated depreciation and amortization of $190,571 and $187,830, respectively	15,535	18,276
Total assets	2,850,092	3,538,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	131,639	99,949
Accrued and other liabilities	189,284	211,014
Total current liabilities	320,923	310,963

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,003,158 shares issued and outstanding each period	293,003	293,003
Additional paid-in capital	82,790,315	82,779,769
Accumulated deficit	(80,554,149)	(79,845,161)
Total stockholders' equity	2,529,169	3,227,611

Total liabilities and stockholders' equity	2,850,092	3,538,574

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$
Revenues:
Products	7,849	21,250	10,602	60,257
Services	115,100	116,903	244,893	234,711
Patent license	2,000	904,338	2,000	2,929,338
	124,949	1,042,491	257,495	3,224,306

Cost of revenues:
Products	19,780	24,514	23,112	61,676
Services	79,568	77,342	170,013	141,422
Patent license	800	341,670	3,490	1,252,874
	100,148	443,526	196,615	1,455,972
Gross profit	24,801	598,965	60,880	1,768,334

Operating expenses:
Selling and administrative	231,942	230,774	454,901	479,621
Research and related expenditures	168,864	103,736	314,967	293,021
Total operating expenses	400,806	334,510	769,868	772,642

Operating income (loss) before provision for income taxes	(376,005)	264,455	(708,988)	995,692
Income tax provision	–	(101,025)	–	(101,025)
Income (loss) for the period	(376,005)	163,430	(708,988)	894,667
Income (loss) per common share - basic and diluted	(0.00)	0.00	(0.00)	0.00

Weighted average common shares outstanding
Basic and diluted	293,003,158	293,003,158	293,003,158	293,003,158

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	September 30,
	2012	2011
	$	$
OPERATING ACTIVITIES
Income (loss) for period	(708,988)	894,667
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,741	2,318
Warranty provision	1,378	(2,604)
Stock-based compensation	10,546	6,224
Changes in assets and liabilities:
Accounts receivable	46,239	(3,326)
Inventory	38,871	39,963
Deposits and prepaid expenses	21,674	(5,588)
Accounts payable, trade	31,690	205,891
Accrued and other liabilities	(23,108)	88,321
Cash provided by (used in) operating activities	(578,957)	1,225,866
Net increase (decrease) in cash and cash equivalents	(578,957)	1,225,866
Cash and cash equivalents, beginning of period	3,125,349	1,805,894
Cash and cash equivalents, end of period	2,546,392	3,031,760

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

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2012, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2012 filed on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2012 that are of significance, or potential significance to the Company’s financial statements.

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

We also have finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset.

Inventories consisted of the following:

	September 30,	March 31,
	2012	2012
	$	$
Raw materials	55,414	55,430
Work in process	15,346	15,410
Finished goods	81,208	115,959
	151,968	186,799
Reserve for obsolescence	(4,040)	–
	147,928	186,799
Less current portion	41,456	98,136
Inventory, long term	106,472	88,663

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $84,150 at September 30, 2012, which includes a current period adjustment of $18,691,and $65,459 at March 31, 2012, respectively.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$
Research and development	1,196	2,174	2,392	5,865
Selling and administrative	4,265	326	8,154	359
Total stock-based compensation expense	5,461	2,500	10,546	6,224

As of September 30, 2012 total estimated compensation cost of stock options granted but not yet vested was $11,143 and is expected to be recognized over the weighted average period of 0.7 years.

No stock options were granted during the three or six-month periods ended September 30, 2012 and 2011.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$
Beginning balance	633	3,205	1,093	4,589
Warranty provision	1,064	(1,271)	1,378	(2,604)
Warranty usage	(1,329)	–	(2,103)	(51)
Ending balance	368	1,934	368	1,934

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2012:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2012	293,003,158	293,003	82,779,769	(79,845,161)	3,227,611
Stock-based compensation	–	–	10,546	–	10,546
Loss for the period	–	–	–	(708,988)	(708,988)
Balance, September 30, 2012	293,003,158	293,003	82,790,315	(80,554,149)	2,529,169

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2012	7,355,000	0.09
Granted	-
Exercised	-
Canceled/expired	-	-
Outstanding September 30, 2012	7,355,000	0.09	$ 87,740
Exercisable at September 30, 2012	6,405,000	0.10	$ 44,670

(1)	Options outstanding are exercisable at prices ranging from $0.02 to $0.155 and expire over the period from 2013 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2012 of $0.07 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding at September 30, 2012 and September 30, 2011.

8. FAIR VALUE MEASUREMENTS

Cash and cash equivalents are measured at fair value in the Company’s consolidated financial statements. Accounts receivable are financial assets with carrying values that approximate fair value due to the short-term nature of these assets. Accounts payable and accrued and other liabilities are financial liabilities with carrying values that approximate fair value due to the short-term nature of these liabilities. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which established a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s cash and cash equivalents are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820).

9. SEGMENT INFORMATION

ASC 280 Segment Reporting provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company has two operating segments: (1) products and services and (2) patent licensing. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing consists of intellectual property revenues from the Flash-R™ patent portfolio.

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and six months ended September 30, 2012 and 2011 is as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$
REVENUES:
Products and services	122,949	138,153	255,495	294,968
Patent licensing	2,000	904,338	2,000	2,929,338
Total revenue	124,949	1,042,491	257,495	3,224,306

GROSS PROFIT:
Products and services gross profit	23,601	36,297	62,370	91,870
Patent licensing gross profit (loss)	1,200	562,668	(1,490)	1,676,464
Total gross profit	24,801	598,965	60,880	1,768,334

RECONCILIATION:
Total segment gross profit	24,801	598,965	60,880	1,768,334
Operating expenses	(400,806)	(334,510)	(769,868)	(772,642)
Income (loss) before income taxes	(376,005)	264,455	(708,988)	995,692

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2012	2011	2012	2011
	$	$	$	$
United States	2,000	904,338	2,000	2,929,338
International	122,949	138,153	255,495	294,968
Total revenue	124,949	1,042,491	257,495	3,224,306

Revenues from five customers comprised 33%, 22%, 12%, 10% and 10% of revenue for the six months ended September 30, 2012, with no other licensee or customer accounting for more than 10% of revenues. Revenues from three licensees comprised 32%, 31% and 15% of revenue for the six months ended September 30, 2011, with no other customer accounting for more than 10% of revenues. Accounts receivable from two customers comprised 48% and 22% of net accounts receivable at September 30, 2012. Accounts receivable from three customers comprised 28%, 25% and 22% of net accounts receivable at September 30, 2011.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company engages in litigation from time to time as part of its Flash-R™ portfolio licensing and enforcement activities.

In September 2012 the Company terminated the legal representation of Duane Morris LLP related to Flash-R™ patent enforcement activities. The Company remains obligated to pay contingency fees on certain future royalty payments from previous matters.

In September 2012 the Company engaged Handal and Associates (“Handal”) to provide IP legal services in connection with licensing and prosecuting claims of infringement of the Company’s flash memory patent portfolio (“Patent Enforcement Matters”). Pursuant to a partial contingent fee arrangement, the Company is paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. The Company has agreed to pay Handal a fee equal to 33% of any license fee or settlement related to Patent Enforcement Matters, less prior retainers and expenses, and 40% if litigation is required and successful. The Company may terminate the representation at any time but would be obligated to pay fees and advances.

In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing complaints against Diasonic Technology, Co Ltd., Yamaha Corporation, Yamaha Corporation of America, Korg, Inc., and Korg USA, SanDisk Corporation, Philips Electronics North America Corporation and Grundig Intermedia GmbH (Grundig), in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $4,879 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,157 in the forty-ninth through sixty-second months. Future lease commitments at September 30, 2012 total $355,881. The Company recognizes rent expense by the straight-line method over the lease term. As of September 30, 2012, deferred rent totaled $17,485.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company at September 30, 2012 had substantially all of its cash and cash equivalents at one financial institution in a non-interest bearing account, which pursuant to current rules is insured in full by the Federal Deposit Insurance Corporation through December 31, 2012. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of September 30, 2012, the Company made matching contributions totaling $750.

11. INCOME TAXES

There is no provision for income taxes for the six months ended September 30, 2012 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At September 30, 2012, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At September 30, 2012, the Company has no liabilities for uncertain tax positions.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We market our eVU mobile entertainment system for the travel industry and license and enforce our Flash-R™ portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers. We also seek to expand our licensable intellectual property portfolio and in fiscal 2011 and 2012, filed seven new U.S. patent applications for technologies related to communication networks and digital data distribution. In November 2012, four of these patents were granted by the United States Patent and Trademark Office (USPTO), and we have received Issue Notification for two additional patents.

With the inception of patent license revenue in September 2008, we determined that we have two operating segments: (1) products and services and (2) patent licensing and enforcement. Our products and services revenue is derived from the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our Flash-R™ patent portfolio.

Our strategy is to continue to market our eVU products and services to U.S. and international companies for use in the airline and other travel industries. We employ direct sales and also sales through value added resellers (VARs) that provide marketing, logistic and/or content services to corporate customers.

We are commercializing our Flash-R™ patent portfolio through licensing and we aggressively pursue enforcement by litigating against targeted parties that we believe are infringing our patents. The law firm of Handal and Associates is handling our patent enforcement matters on a partial contingent fee basis. To date we have completed two rounds of patent infringement litigation and sought licenses from a total of 27 companies with 19 agreeing to license and settlement terms during the discovery stage of related litigation.

In September 2012 we announced that the United States Patent and Trademark Office (USPTO) had completed the reexamination of our U.S. Patent Nos. 5,491,774 (the ‘774) and 5,742,737 (the ‘737). While we were required to supplement one claim of the ‘737 patent and modify certain claims of the ‘774 patent, we believe the reexam process reaffirmed important patent claims as we continue our Flash-R™ patent portfolio monetization activities.

In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing complaints against Diasonic Technology, Co Ltd., Yamaha Corporation, Yamaha Corporation of America, Korg, Inc., and Korg USA, SanDisk Corporation, Philips Electronics North America Corporation and Grundig Intermedia GmbH (Grundig), in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies.

We expect to file future complaints against additional companies and license additional companies. There can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of communication networks and digital data distribution.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first six months of fiscal 2013 and during the fiscal years ended March 31, 2012 and 2011. While we have settled and licensed with a total of nineteen defendants to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, prior court rulings and future events including new court rulings and new patent reexaminations could have a significant positive or negative impact on future licensing activity.

Our eVU IFE business remained slow during the first six months primarily due to increased competition, rapid consumer adoption of portable devices and airline economics. We are unable to predict future sales levels in this market as orders have been and are expected to continue to be sporadic from both existing and new customers. We continue to pursue business in the airline and other markets for our eVU product line.

Management faces challenges for the remainder of fiscal 2013 to execute its plan; promote its eVU business, license new intellectual property currently in development, and obtain Flash-R™ patent portfolio license fees. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the six months ended September 30, 2012 we recognized a net loss before income taxes of $708,988 compared to net income before income taxes of $995,692 for the comparable period of the prior fiscal year. Our revenues were $257,495 for the first six months of fiscal 2013 including $2,000 of patent license revenue. This compares to revenues of $3,224,306 for the prior year’s first six months including $2,929,338 of patent license revenue. We reported operating expenses totaling $769,868 in the six months ended September 30, 2012 which is comparable to the amount reported in the same period of the prior year of $772,642.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended September 30, 2012. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2012.

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended September 30,
	2012		2011
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products	7,849	6%	21,250	2%	(13,401)	(63%)
Services	115,100	92%	116,903	11%	(1,803)	(2%)
Patent license	2,000	2%	904,338	87%	(902,338)	(100%)
	124,949	100%	1,042,491	100%	(917,542)	(88%)
Gross Profit:
Product (loss)	(11,931)	(10%)	(3,264)	(0%)	(8,667)	266%
Service gross profit	35,532	29%	39,561	4%	(4,029)	(10%)
Patent license gross profit	1,200	1%	562,668	54%	(561,468)	(100%)
	24,801	20%	598,965	57%	(574,164)	(96%)
Operating Expenses:
Selling and administrative	231,942	186%	230,774	22%	1,168	1%
Research and related	168,864	135%	103,736	10%	65,128	63%
	400,806	321%	334,510	32%	66,296	20%
Income (loss) before income taxes	(376,005)	(301%)	264,455	25%	(640,460)	(242%)

Income (Loss) Before Income Taxes

We reported a net loss before income taxes of $376,005 for the three months ended September 30, 2012 compared to a net income before income taxes of $264,455 for the comparable period of the prior year due primarily to reduced patent license settlements in the current year.

Revenues

Revenues decreased during the most recent fiscal quarter (Q2 of fiscal 2013) compared to the same quarter of the prior fiscal year due to reduced license arrangement activity. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

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

Gross Profit

Gross profit for the second quarter of fiscal 2013 was $24,801 or 20% of revenues, and was negatively impacted by an $18,691 lower-of-cost-or-market adjustment to inventory. The gross profit on product and service revenues was 19% of related revenues and the gross profit on patent licensing fees was 60% of license revenues. The gross profit for the prior year’s second quarter was $598,965 or 57% of revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses

Selling and administrative costs for the three months ended September 30, 2012 declined by $1,168 compared to the same period in the year prior. The current period included a $4,265 expense for noncash stock-based compensation expense compared to $326 for the prior year’s second quarter. Current period selling and administrative expenses included $23,102 of increased staffing costs, offset by lack of current year annual meeting costs of $18,690, reduced professional fees of $3,198 and reduced rent and related expenses of $9,341.

Research and related expenses in the most recent quarter included $1,196 of noncash stock-based compensation costs compared to $2,174 in the prior year’s second quarter. Research and related expenses increased by $65,128 due primarily to $54,202 of increased patent related costs. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes

There was no income tax expense or benefit in the current period. Income tax expense for the three months ended September 30, 2011 was $101,025 consisting of $57,025 foreign tax expense and $44,000 as a provision for California state taxes.

Income (Loss)

The net loss for the three months ended September 30, 2012 was $376,005. The net income for the prior comparable second quarter was $163,430.

Six months ended September 30, 2012 compared to the six months ended September 30, 2011

	Six Months Ended September 30,
	2012		2011
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product revenues	10,602	4%	60,257	2%	(49,655)	(82%)
Service revenues	244,893	95%	234,711	7%	10,182	4%
Patent license	2,000	1%	2,929,338	91%	(2,927,338)	(100%)
	257,495	100%	3,224,306	100%	(2,966,811)	(92%)
Gross Profit:
Product (loss)	(12,510)	(5%)	(1,419)	0%	(11,091)	782%
Service gross profit	74,880	29%	93,289	3%	(18,409)	(20%)
Patent license gross profit (loss)	(1,490)	0%	1,676,464	52%	(1,677,954)	(100%)
	60,880	24%	1,768,334	55%	(1,707,454)	(97%)
Operating Expenses:
Selling and administrative	454,901	177%	479,621	15%	(24,720)	(5%)
Research and related	314,967	122%	293,021	9%	21,946	7%
	769,868	299%	772,642	24%	(2,774)	(0%)
Income (loss) before income taxes	(708,988)	(275%)	995,692	31%	(1,704,680)	(171%)

Income (Loss) Before Income Taxes

The loss before income taxes of $708,988 for the six months ended September 30, 2012 resulted primarily from no new license arrangements.

Revenues

Revenues decreased during the most recent six months compared to the same period of the prior fiscal year due to the decrease in patent license revenue from $2,929,338 to $2,000. We currently have one licensee reporting periodic royalties. One such payment was recognized in Q2 of the current year and one in the same period of the prior year. All other royalties have been one-time fully paid up royalties. Service revenues vary depending on repair and content services provided to a changing customer mix. eVU product sales activity have been slow and sporadic due to airline industry economics including rapid consumer adoption of portable devices, with airlines curtailing expansion and new projects. Our product sales for the first six months are not necessarily indicative of future orders and we had no significant product backlog at September 30, 2012. Our service agreements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues. We are pursuing new eVU and other technology business but our results will continue to be dependent on the timing and quantity of eVU orders and timing and amount of any patent licensing arrangements.

Gross Profit

Gross profit for the six months ended September 30, 2012 was $60,880 or 24% of revenues, and was negatively impacted by an $18,691 lower-of-cost-or-market adjustment to inventory. The gross profit for the prior year’s first six months was $1,768,334 or 55% of revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with significant patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses

Selling and administrative costs for the six months ended September 30, 2012 declined by $24,720 compared to the same period in the year prior. The current period included an $8,154 expense for noncash stock-based compensation expense compared to $359 for the prior year’s first six months. Current period selling and administrative expenses included $53,483 of increased staffing costs, offset by lack of current year annual meeting costs of $60,281, reduced professional fees of $19,769 and reduced rent and related expenses of $13,315.

Research and related expenses in the most recent six months included $2,392 of noncash stock-based compensation costs compared to $5,865 for the same period in the prior year. Research and related expenses increased by $21,946 due primarily to $13,924 of increased patent related costs and increased salaries expense of $11,569. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income (Loss)

The net loss was $708,988 for the six months ended September 30, 2012. The net income for the prior comparable six month period was $894,667.

Liquidity and Capital Resources

At September 30, 2012, we had working capital of $2,407,162 compared to working capital of $3,120,672 at March 31, 2012. At September 30, 2012 we had cash on hand of $2,546,392.

Operating Activities

Cash used by operating activities was $578,957 for the six months ended September 30, 2012. Cash used by operating activities included the net loss of $708,988 decreased by net non-cash expenses of $14,665. Major components providing operating cash were a decrease of $46,239 in accounts receivable, a decrease of $38,871 in inventory including lower-of-cost or market adjustments of $18,691, and an increase of $31,690 in accounts payable. A major component reducing operating cash was a decrease of $21,730 in accrued and other liabilities.

Cash provided by operating activities was $1,225,866 for the six months ended September 30, 2011. The provision was primarily the result of the net income of $894,667.

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

Financing Activities

There were no cash financing activities during the six months ended September 30, 2012.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At September 30, 2012 we had no significant purchase commitments for product and components.

We have future lease commitments on our current facility as more fully described in our interim condensed consolidated financial statements.

Our legal firm, Handal and Associates, provides IP legal services in connection with licensing and prosecuting claims of infringement of our flash memory patent portfolio. Pursuant to a partial contingent fee arrangement, we are paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. We have agreed to pay Handal a fee equal to 33% of any license fee or settlement related to Patent Enforcement Matters, less prior retainers and expenses, and 40% if litigation is required and successful. We may terminate the representation at any time but would be obligated to pay fees and advances.

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at September 30, 2012 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Intellectual Property Litigation

The Company engages in litigation from time to time as part of its Flash-R™ portfolio licensing and enforcement activities. In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing complaints against Diasonic Technology, Co Ltd., Yamaha Corporation, Yamaha Corporation of America, Korg, Inc., and Korg USA, SanDisk Corporation, Philips Electronics North America Corporation and Grundig Intermedia GmbH (Grundig), in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	NONE
(b)	NONE
(c)	NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. (Removed and Reserved)

Item 5. Other Information

(a) NONE

(b) NONE

Item 6. Exhibits

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer).

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton (Chief Financial Officer).

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer) and MarDee Haring-Layton (Chief Financial Officer).

Extensible Business Reporting Language (XBRL) Exhibits

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

By:	/s/ ALFRED H. FALK
Alfred H. Falk, President and Chief Executive Officer

By:	/s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Chief Financial Officer

Date: November 13, 2012

