Form 10-Q
period 2012-12-31
E DIGITAL CORP
filed 2013-02-13
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large Accelerated Filer ☐	Accelerated filer ☐]
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 7, 2013 a total of 293,055,658 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	March 31,
	(Unaudited)	2012
	$	$
ASSETS
Current
Cash and cash equivalents	2,050,797	3,125,349
Accounts receivable	121,625	168,018
Inventory	30,183	98,136
Deposits and prepaid expenses	61,082	40,132
Total current assets	2,263,687	3,431,635
Inventory, long-term	105,934	88,663
Property, equipment and intangibles, net of accumulated depreciation and amortization of $191,907 and $187,830, respectively	14,199	18,276
Total assets	2,383,820	3,538,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	73,106	99,949
Accrued and other liabilities	109,688	211,014
Total current liabilities	182,794	310,963

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized
None issued and outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,025,658 and 293,003,158 shares issued and outstanding, respectively	293,025	293,003
Additional paid-in capital	82,796,644	82,779,769
Accumulated deficit	(80,888,643)	(79,845,161)
Total stockholders' equity	2,201,026	3,227,611

Total liabilities and stockholders' equity	2,383,820	3,538,574

See notes to interim condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:	$	$	$	$
Products	5,500	1,902	16,102	62,159
Services	73,572	124,943	318,465	359,654
Patent license	–	1,155,000	2,000	4,084,338
	79,072	1,281,845	336,567	4,506,151

Cost of revenues:
Products	7,642	11,807	30,754	73,483
Services	65,079	67,960	235,092	209,382
Patent license	–	62,032	3,490	1,314,906
	72,721	141,799	269,336	1,597,771
Gross profit	6,351	1,140,046	67,231	2,908,380

Operating expenses:
Selling and administrative	268,884	219,091	723,785	698,712
Research and related expenditures	131,161	218,538	446,128	511,559
Total operating expenses	400,045	437,629	1,169,913	1,210,271

Operating income (loss) before provision for income taxes	(393,694)	702,417	(1,102,682)	1,698,109
Income tax benefit (expense)	59,200	(31,000)	59,200	(132,025)
Income (loss) for the period	(334,494)	671,417	(1,043,482)	1,566,084
Income (loss) attributable to common stockholders	(334,494)	671,417	(1,043,482)	1,566,084
Income (loss) per common share - basic and diluted	(0)	0	(0)	0.01

Weighted average common shares outstanding
Basic and diluted	293,008,407	293,003,158	293,005,172	293,003,158

See notes to interim condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31,
	2012	2011
OPERATING ACTIVITIES	$	$
Income (loss) for period	(1,043,482)	1,566,084
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,077	3,190
Warranty provision	3,450	(3,781)
Stock-based compensation	16,402	8,514
Changes in assets and liabilities:
Accounts receivable	46,393	(7,686)
Inventory	50,682	43,381
Deposits and prepaid expenses	(20,950)	(3,613)
Accounts payable, trade	(26,843)	38,266
Accrued and other liabilities	(104,776)	61,733
Cash provided by (used in) operating activities	(1,075,047)	1,706,088

FINANCING ACTIVITIES
Proceeds from exercise of stock options	495	–
Cash provided by financing activities	495	–
Net increase (decrease) in cash and cash equivalents	(1,074,552)	1,706,088
Cash and cash equivalents, beginning of period	3,125,349	1,805,894
Cash and cash equivalents, end of period	2,050,797	3,511,982

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

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2012, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2012 filed on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2012 that are of significance, or potential significance, to the Company’s financial statements.

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

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. We also have finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset. Inventories consisted of the following:

	December 31,	March 31,
	2012	2012
	$	$
Raw materials	37,816	55,430
Work in process	15,346	15,410
Finished goods	90,848	115,959
	144,010	186,799
Reserve for obsolescence	(7,893)	–
	136,117	186,799
Less current portion	30,183	98,136
Inventory, long term	105,934	88,663

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $84,150 at December 31, 2012 and $65,459 at March 31, 2012, respectively.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	$	$	$	$
Research and development	1,196	425	3,588	6,290
Selling and administrative	4,660	1,865	12,814	2,224
Total stock-based compensation expense	5,856	2,290	16,402	8,514

As of December 31, 2012 total estimated compensation cost of stock options granted but not yet vested was $6,823 and is expected to be recognized over the weighted average period of 0.4 years.

No stock options were granted during the three or nine month periods ended December 31, 2012.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	$	$	$	$
Beginning balance	368	1,934	1,093	4,589
Warranty provision	1,008	(1,177)	3,450	(3,781)
Warranty deductions	(1,002)	0	(4,169)	(51)
Ending balance	374	757	374	757

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2012:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2012	293,003,158	293,003	82,779,769	(79,845,161)	3,227,611
Stock-based compensation	–	–	16,402	–	16,402
Shares issued on exercise of stock options	22,500	22	473		495
Net loss for the period	–	–	–	(1,043,482)	(1,043,482)
Balance, December 31, 2012	293,025,658	293,025	82,796,644	(80,888,643)	2,201,026

Options

The following table summarizes stock option activity for the period:

	Shares	Weighted average exercise price	Aggregate Intrinsic Value
	#	$	$
Outstanding April 1, 2012	7,355,000	0.09
Granted	–	-
Exercised	(22,500)	0.022
Canceled/expired	–	-
Outstanding December 31, 2012	7,332,500	0.09	$306,104
Exercisable at December 31, 2012	6,881,250	0.09	$258,622

(1)	Options outstanding are exercisable at prices ranging from $0.022 to $0.155 and expire over the period from 2013 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2012 of $0.1275 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding as of December 31, 2012 and December 31, 2011.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and nine months ended December 31, 2012 and 2011 is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2012	2011	2012	2011
	$	$	$	$
REVENUES:
Products and services	79,072	126,845	334,567	421,813
Patent licensing	–	1,155,000	2,000	4,084,338
Total revenue	79,072	1,281,845	336,567	4,506,151

GROSS PROFIT:
Products and services gross profit	6,351	47,078	68,721	138,948
Patent licensing gross profit (loss)	–	1,092,968	(1,490)	2,769,432
Total gross profit	6,351	1,140,046	67,231	2,908,380

RECONCILIATION:
Total segment gross profit	6,351	1,140,046	67,231	2,908,380
Operating expenses	(400,045)	(437,629)	(1,169,913)	(1,210,271)
Income (loss) before income taxes	(393,694)	702,417	(1,102,682)	1,698,109

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

	For the three months ended December 31,		For the nine months ended December 31,
	2012	2011	2012	2011
	$	$	$	$
United States	–	1,155,000	2,000	4,084,338
International	79,072	126,845	334,567	421,813
Total revenue	79,072	1,281,845	336,567	4,506,151

Revenues from five customers comprised 31%, 22%, 13%, 11% and 10% of revenue for the nine months ended December 31, 2012, with no other licensee or customer accounting for more than 10% of revenues. Revenues from four licensees comprised 23%, 22%, 22% and 11% of revenue for the nine months ended December 31, 2011, with no other licensee or customer accounting for more than 10% of revenues. Accounts receivable from four customers comprised 32%, 29%, 13% and 11% of net accounts receivable at December 31, 2012. Accounts receivable from three customers comprised 28%, 23% and 17% of net accounts receivable at December 31, 2011.

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

In October 2012 the Company commenced enforcement action with respect to its patent portfolio and currently has fifteen complaints filed in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $4,879 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,157 in the forty-ninth through sixty-second months. Future lease commitments at December 31, 2012 total $346,122. The Company recognizes rent expense by the straight-line method over the lease term. As of December 31, 2012, deferred rent totaled $25,536.

Concentration of Credit Risk and Sources of Supply

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at December 31, 2012 was approximately $1.8 million. The Company has not experienced any losses in such accounts.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of December 31, 2012, the Company made matching contributions totaling $5,396.

11. INCOME TAXES

During the quarter ended December 31, 2012 the Company recorded a tax benefit of $59,200 reflecting an adjustment of state tax accruals related to a change in state tax apportionment factors.

At December 31, 2012, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At December 31, 2012, the Company has no liabilities for uncertain tax positions.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We market our eVU mobile entertainment system for the travel industry and license and enforce our Flash-R™ portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers. We also seek to expand our licensable intellectual property portfolio and in fiscal 2011, filed seven new U.S. patent applications for technologies related to context and interpersonal awareness systems technologies and digital data distribution. In November 2012, six of these patents were granted by the United States Patent and Trademark Office (USPTO). In fiscal 2013 we filed three new U.S. patent applications for technologies related to context and interpersonal awareness systems technologies. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness systems technologies and digital data distribution.

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

In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing six complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies.

In December 2012 and January 2013, the Company filed an additional ten complaints in the U.S. District Court for the Southern District of California and dropped one previously filed complaint. Currently the Company has active lawsuits filed against 15 parties believed to infringe patents covering the use of the Company’s flash memory technologies.

We expect to file future complaints against additional companies and license additional companies. There can be no assurance of the timing or amounts of any related license revenue. During the last fiscal quarter ended December 31, 2012, e.Digital was granted six new patents for context and interpersonal awareness systems technologies and filed additional patent applications in this area. We are also developing other intellectual properties for possible licensing in the areas of context and interpersonal awareness, cloud technology, information security and user authentication.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first nine months of fiscal 2013 and during the fiscal years ended March 31, 2012 and 2011. While we have settled and licensed with a total of nineteen defendants to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, prior court rulings and future events including new court rulings and new patent reexaminations could have a significant positive or negative impact on future licensing activity.

Our eVU IFE business remained slow during the first nine months of fiscal 2013 primarily due to increased competition, rapid consumer adoption of portable devices and airline economics. We are unable to predict future sales levels in this market as orders have been and are expected to continue to be sporadic from both existing and new customers. We continue to pursue business in the airline and other markets for our eVU product line.

Management faces challenges for the remainder of fiscal 2013 to execute its plan to grow product and service revenues, license new intellectual property currently in development, and realize additional Flash-R™ patent portfolio license fees. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the nine months ended December 31, 2012 we recognized net loss before income taxes of $1,102,682 compared to a net income before income taxes of $1,698,109 for the comparable period of the prior fiscal year. Our revenues were $336,567 for the first nine months of fiscal 2013 including $2,000 of patent license revenue. This compares to revenues of $4,506,151 for the prior year’s first nine months with $4,084,338 of patent license revenue reported. We reported reduced operating expenses totaling $1,169,913 in the nine months ended December 31, 2012 compared to $1,210,271 in the comparable period prior primarily due to reduced patent-related legal costs.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended December 31, 2012. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2012.

Results of Operations

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

	Three Months Ended December 31,
	2012	%of		2011	%of	Change
	Dollars	Revenue		Dollars	Revenue	Dollars	%
Revenues:
Products	5,500	7%		1,902	0%	3,598	189%
Services	73,572	93%		124,943	10%	(51,371)	(41%	)
Patent license	–	0%		1,155,000	90%	(1,155,000)	(100%	)
	79,072	100%		1,281,845	100%	(1,202,773)	(94%	)
Gross Profit:
Product (loss)	(2,142)	(3%	)	(9,905)	0%	7,763	(78%	)
Service gross profit	8,493	11%		56,983	4%	(48,490)	(85%	)
Patent license gross profit	–	0%		1,092,968	85%	(1,092,968)	(100%	)
	6,351	8%		1,140,046	89%	(1,133,695)	(99%	)
Operating Expenses:
Selling and administrative	268,884	340%		219,091	17%	49,793	23%
Research and related	131,161	166%		218,538	17%	(87,377)	(40%	)
	400,045	506%		437,629	34%	(37,584)	(9%	)
Income (loss) before income taxes	(393,694)	(498%	)	702,417	55%	(1,096,111)	(156%	)

Income (Loss) Before Income Taxes

We reported a net loss before income taxes of $393,694 for the three months ended December 31, 2012 compared to a net income before income taxes of $702,417 for the comparable period of the prior year primarily due to reduced patent license settlements in the current year.

Revenues

Revenues decreased during the most recent fiscal quarter (Q3 of fiscal 2013) compared to the same quarter of the prior fiscal year due to reduced license arrangement activity. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of the introduction of the iPad and other tablet-style devices, as well as an abundance of portable entertainment content, resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

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

Gross Profit

Gross profit for the third quarter of fiscal 2013 was $6,351 or 8% of revenues. The gross profit on product and service revenues was 8% of related revenues and there were no patent licensing revenues. The gross profit for the prior year’s third quarter was $1,140,046 or 89% of revenues. The gross profit on product and service revenues was 4% of related revenues and the gross profit on patent licensing fees was 85% of license revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses

Selling and administrative costs for the three months ended December 31, 2012 increased by $49,793 compared to the same period in the year prior. The increased current period selling and administrative expenses is due primarily to increased legal fees related to patent enforcement matters of $92,111 offset by a $44,176 reduction of consulting fees.

Research and related expenses decreased by $87,377 due primarily to $111,099 of decreased patent related costs, offset by a $22,500 increase in consulting fees. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes

During the three months ended December 31, 2012 the Company recorded a tax benefit of $59,200 reflecting an adjustment of state tax accruals related to a change in state tax apportionment factors. The tax provision for the comparable prior year period was $31,000.

Income (Loss)

The net loss for the three months ended December 31, 2012 was $334,494. The net income for the prior comparable third quarter was $671,417.

Nine months ended December 31, 2012 compared to the nine months ended December 31, 2011

	Nine Months Ended December 31,
	2012	%of		2011	%of	Change
	Dollars	Revenue		Dollars	Revenue	Dollars	%
Revenues:
Product revenues	16,102	4%		62,159	1%	(46,057)	(74%	)
Service revenues	318,465	95%		359,654	8%	(41,189)	(11%	)
Patent license	2,000	1%		4,084,338	91%	(4,082,338)	(100%	)
	336,567	100%		4,506,151	100%	(4,169,584)	(93%	)
Gross Profit:
Product (loss)	(14,652)	(4%	)	(11,324)	0%	(3,328)	29%
Service gross profit	83,373	24%		150,272	3%	(66,899)	(45%	)
Patent license gross profit (loss)	(1,490)	0%		2,769,432	62%	(2,770,922)	(100%	)
	67,231	20%		2,908,380	65%	(2,841,149)	(98%	)
Operating Expenses:
Selling and administrative	723,785	215%		698,712	16%	25,073	4%
Research and related	446,128	133%		511,559	11%	(65,431)	(13%	)
	1,169,913	348%		1,210,271	27%	(40,358)	(3%	)
Income (loss) before income taxes	(1,102,682)	(328%	)	1,698,109	38%	(2,800,791)	(165%	)

Income (Loss) Before Income Taxes

The loss before income taxes of $1,102,682 for the nine months ended December 31, 2012 resulted primarily from no new license arrangements.

Revenues

Revenues decreased during the most recent nine months compared to the same period of the prior fiscal year due to decrease in patent license revenue from $4,084,338 to $2,000. We currently have one licensee reporting periodic royalties. One such payment was recognized in Q2 of the current year and one in Q2 of the prior year. All other royalties have been one-time fully paid up royalties. Service revenues vary depending on repair and content services provided to a changing customer mix. Since the introduction of the iPad and other tablet-style devices, as well as an abundance of portable entertainment content, eVU product sales activity has been slow and sporadic. Our product sales for the first nine months are not necessarily indicative of future orders. We had a product order backlog at December 31, 2012 of $11,000. Our service agreements and terms vary with each customer and there is no assurance that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues. We are pursuing new eVU and other technology business but our results will continue to be dependent on the timing and quantity of eVU orders and timing and amount of any patent licensing arrangements.

Gross Profit

Gross profit for the nine months ended December 31, 2012 was $67,231 or 20% of revenues. The gross profit on product and service revenues was 20% of related revenues and was negatively impacted by an $18,691 lower-of-cost-or-market adjustment to inventory made in the second quarter. The gross profit on patent licensing fees was (74%) of license revenues. The gross profit for the prior year’s first nine months was $2,908,380 or 65% of revenues. The gross profit on patent licensing fees was 68% of license revenues. Gross profit margins are highly dependent on revenue mix, prices charged, volume of orders, and for periods with patent licensing revenues the amounts of contingency legal fees and costs.

Operating Expenses

Selling and administrative costs for the nine months ended December 31, 2012 increased by $25,073 compared to the same period in the year prior. The current period included a $12,814 expense for noncash stock-based compensation expense compared to $2,224 for the prior year’s first nine months. Increased current period selling and administrative expenses were due primarily to an increase of $120,038 in patent-related legal fees and a $71,212 increase in staffing costs, offset lack of current year annual meeting costs of $60,281, a $96,165 reduction in consulting and general legal fees, and a $15,699 reduction in rent expense.

Research and related expenses in the most recent nine months included $3,588 of noncash stock-based compensation costs compared to $6,290 for the same period in the prior year. Research and related expenses decreased by $65,431 due primarily to a reduction of $96,721 of patent related costs offset by a $22,500 increase in consulting expenses and a $13,943 increase in staffing costs. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income (Loss)

The net loss was $1,043,482 for the nine months ended December 31, 2012 which included the tax benefit of $59,200 reflecting an adjustment of state tax accruals related to a change in state tax apportionment factors. The net income for the prior comparable nine month period was $1,566,084 which included a foreign and state tax provision of $132,025.

Liquidity and Capital Resources

At December 31, 2012, we had working capital of $2,080,893 compared to working capital of $3,120,672 at March 31, 2012. At December 31, 2012 we had cash on hand of $2,050,797.

Operating Activities

Cash used by operating activities was $1,075,047 for the nine months ended December 31, 2012. Cash used by operating activities included the net loss of $1,043,482 increased by net non-cash expenses of $23,929. Major components also providing operating cash was a decrease of $50,682 in inventory and a decrease of $46,393 in accounts receivable. A major component reducing operating cash was a $104,776 decrease in accrued and other liabilities.

Cash provided by operating activities was $1,706,088 for the nine months ended December 31, 2011. The usage was primarily the result of the net income of $1,566,084, a reduction in inventory and increases in accounts payable trade and accrued and other liabilities.

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

Financing Activities

During the nine months ended December 31, 2012 the Company received $495 for an employee stock option exercise.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At December 31, 2012 we had no significant purchase commitments for product and components.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at December 31, 2012 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Intellectual Property Litigation

The Company engages in litigation from time to time as part of its Flash-R™ portfolio licensing and enforcement activities. In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing six complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies. In December 2012 and January 2013 the Company filed an additional ten complaints in the U.S. District Court for the Southern District of California and dismissed Yamaha Corporation of America and its resellers without prejudice. The Company currently has lawsuits against Diasonic Technology, Co Ltd. et al; Korg, Inc. et al; Grundig Intermedia GmbH, et al; SanDisk Corporation; Creative Labs, Inc., et al; GPX Inc., et al; iriver, Ltd.et al; Osram Sylvania, Inc., et al; Shaghal, Ltd. dba eMatic, et al; Mach Speed Technologies, LLC, et al; Woodman Labs, Inc., et al; MiTAC Digital Corporation, et al; Pantech Wireless, Inc., et al; Philips Electronics North America Corporation; and FUJIFILM Corporation, et al.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	NONE
(b)	NONE
(c)	NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

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
Alfred H. Falk, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Chief Financial Officer (Principal Financial Officer)

Date: February 13, 2013

