Form 10-K
period 2013-03-31
E DIGITAL CORP
filed 2013-06-27
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2012 was approximately $20,201,500 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 5, 2013 there were 293,186,908 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

e.Digital Corporation (referred to as “e.Digital”, the “Company”, “we”, “our” or “us”) is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We license and enforce rights to our Flash-R™ portfolio of flash memory patents for use in portable devices produced by electronic product manufacturers. We are also developing new licensable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), data distribution and other technologies. During fiscal 2013 we were granted six U.S. patents and filed three new U.S. patent applications related to these technologies. Additionally, we have one pending U.S. patent application related to digital data distribution and one related to data security technologies. We also market and service our eVU mobile entertainment system business for the travel industry.

We are commercializing our Flash-R™ patent portfolio and Nunchi technology through licensing, and we aggressively pursue enforcement by litigating against targeted parties that we believe are infringing our patents. In fiscal years 2011 and 2012 we entered into license and settlement agreements with nine companies during the course Flash-R related enforcement activities including litigation.

In September 2012, we retained the law firm of Handal and Associates to handle our Flash-R patent enforcement matters on a partial contingent fee basis and in March 2013, engaged IPmetrics Intellectual Property Consulting to manage the valuation and monetization of our Nunchi technology. During fiscal 2013 we commenced new enforcement actions with respect to our Flash-R patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. During 2013 we commenced enforcement action by filing 22 lawsuits, each one concerning alleged acts of infringement by manufacturers and their related distributors.

We expect to file future complaints against additional companies and license additional companies related to our Flash-R portfolio. We may also be required to enforce our Nunchi technology patents in a similar manner in the future. There can be no assurance of the timing or amounts of any related license revenue from our technologies.

Our strategy is to also continue to market our eVU products and services to U.S. and international companies for use in the airline and other travel industries. We employ direct sales and also sales through value added resellers (VARs) that provide marketing, logistic and/or content services to corporate customers.

Our principal executive offices and primary operating facilities are located at 16870 West Bernardo Drive, Suite 120, San Diego, California 92127 and our telephone number is (858) 304-3016. Our Internet site is located at www.edigital.com. Information contained on our internet site is not part of this annual report.

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

History of Technical Innovations

We have a record of pioneering technical innovations and achievements in developing portable electronic products and other innovative technologies. These innovations and achievements include:

—	1990 – Invented the technology of combined microphone and speaker earpieces without feedback. (This was the first product in what ultimately became today’s line of Jabra hands-free communication products.)

—	1993 – Developed the first portable digital player/recorder with removable flash memory. Resulted in five U.S. patents on the use of flash memory in portable devices.

—	1996 – Developed the first high-speed download device to store digital voice recordings on a personal computer in compressed format.

—	1998 – Developed the first multi-codec (including MP3) portable digital music player.

—	1999 – Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

—	2002 – Developed the first voice controlled MP3 player using our VoiceNav® speech navigation system.

—	2002 – Bang & Olufsen introduced a branded digital audio player (BeoSound 2) developed by us pursuant to a license agreement.

—	2003 – Designed, developed and delivered wireless MP3 headsets employing our MicroOS™ operating system to Hewlett-Packard for use at Disneyworld in Orlando, Florida.

—	2003 – Licensed our digital audio platform to a multi-billion dollar Asian OEM for branding to Gateway Computers.

—	2003 – Developed the first hard drive-based Hollywood studio-approved portable inflight entertainment (“IFE”) device.

—	2006 – Introduced eVU, a next generation dedicated mobile entertainment device with 12+ hours of playback, wireless capability and proprietary content encryption approved by major studios.

—	2007 – Introduced eVU-ER, an improved dedicated portable IFE player featuring a new power management technology providing an industry-leading 20+ hours of continuous video playback from a single battery. eVU is available in either a 7" or 8" high resolution LCD screen with 160 GB to 200 GB of rugged and reliable storage.

—	2009 –Added new features to eVU including an advanced touch screen interface.

—	2010- 2013 - Developed new technology in the areas of context and interpersonal awareness, cloud technology, information security, user authentication and digital data distribution.

—	2012 – 2013 – Granted six patents for context and interpersonal awareness systems technologies.

We have accumulated a body of proprietary technology some covered by patents, both issued and pending, along with other technology protected by trade secrets and copyrights.

Technologies

Flash-R Technology

Our Flash-R patent portfolio covers certain aspects of the use of flash memory, addressing today's large and growing portable electronic products market. In 1993, we began marketing the first digital voice recorder with removable flash memory. In 1996, we produced and marketed the first digital voice recorder interface for downloading and managing voice recordings on the personal computer. The Flash-R patent portfolio is protected through the years 2014 – 2016 and includes the following U.S. patents:

—	US5491774: Handheld record and playback device with flash memory

—	US5742737: Method for recording voice messages on flash memory in a hand held recorder

—	US5787445: Operating system including improved file management for use in devices utilizing flash memory as main memory

—	US5839108: Flash memory file system in a handheld record and playback device

—	US5842170: Method for editing in hand held recorder

We believe our Flash-R patent portfolio covers fundamental technology related to and is essential to many consumer electronics products that utilize flash memory including cell phones, digital cameras, camcorders, PDAs and other popular devices.

Nunchi Technology - - Context and Interpersonal Awareness Systems

Our Nunchi patent portfolio covers certain aspects of advanced context awareness, addressing emerging products, services and revenue models. Our Nunchi technology includes a patent portfolio of six U.S. patents:

—	US8306514: System and Method for Managing Mobile Communications

—	US8311522: System and Method for Managing Mobile Communications

—	US8311523: System and Method for Managing Mobile Communications

—	US8311524: System and Method for Managing Mobile Communications

—	US8315618: System and Method for Managing Mobile Communications

—	US8315619: System and Method for Managing Mobile Communications

We have also filed additional continuations of some of the above patents.

We believe our portfolio covers important aspects of integrating cloud-based servers, existing communication networks and relational databases, to both understand and anticipate the needs of people.

MicroOS

Our proprietary MicroOS operating system is the software foundation for our DVAP (Digital Video/Audio Platform) technology. MicroOS was originally developed for use in digital voice recorder technology, but was adapted to support audio and video storage and playback and wireless utilities. MicroOS manages the user interface functions, battery and power control, the volume and equalizer functions, the LCD interfaces, processes a wide variety of audio and video formats and manages the decoding process. It interacts with a variety of digital rights management schemes and supports most popular media storage formats. We believe MicroOS efficiently manages multiple functions within a single device, utilizing less power, space and operating capacity than many alternative solutions.

Data Security Technology

We have designed and developed a family of proprietary hardware and software data security systems including encryption, decryption, digital rights management (“DRM”) and key management technologies for content protection. Our eVU product incorporates an implementation of this family of technology and has been tested and approved by major Hollywood movie studios. We currently have one U.S. patent pending on data security technology related to securely transmitting data to a multimedia device.

Other Technology

We continue to focus on adding to our intellectual property portfolio. There can be no assurance we can exploit any new innovations in future periods.

Intellectual Property Portfolio Licensing and Enforcement

While we are adding new intellectual property, we believe we have an important portfolio of patents (Flash-R patent portfolio and Nunchi technology) and we are actively engaged in a strategy to monetize our patent portfolio through licensing and enforcement.

In June 2006 we engaged an intellectual property consultant to investigate, document and develop the Flash-R portfolio and to liaison with outside legal counsel. We, and our advisors, have performed due diligence on our patents and we believe we have strong licensable intellectual property rights. Under U.S. law, an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. Inventors and/or patent holders without sufficient financial or expert technical resources to bring legal action may lack credibility in dealing with unwilling licensees and as a result, are often ignored.

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

Flash-R Enforcement and Licensing Progress

In March 2007 we engaged the international law firm Duane Morris LLP to handle certain patent enforcement matters on a contingent fee basis. In October 2007 we commenced enforcement action with respect to our patent portfolio and filed a total of 27 complaints against manufacturers. Through September 2012, with the assistance of Duane Morris LLP, we licensed and settled with 19 defendants, realizing gross license fees aggregating approximately $15 million. In September 2012 we terminated the services of Duane Morris LLP and retained Handal & Associates as our intellectual property (IP) counsel for license enforcement of our Flash-R™ patent portfolio.

On June 28, 2011, the United States District Court for the District of Colorado issued an Opinion and Order Regarding Claim Construction following a January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent 5,491,774 (the ‘774 patent”) one of the Company’s Flash-R patents, more narrowly than we had proposed. This Markman ruling could negatively affect future licensing prospects with respect to the ‘774 patent.

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

During fiscal 2013 we commenced enforcement action with respect to our Flash-R patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. We have commenced enforcement by filing 22 lawsuits, each one concerning alleged acts of infringement by manufacturers and their related distributors. As of June 6, 2013, seven defendants had agreed to license and settlement terms during the course of related litigation.

Although most fees, costs and expenses of the litigation are covered under our partial contingent fee arrangement with Handal and Associates, we incur support and related expenses for this litigation. In addition to support from our management team, we currently have one outside consultant assigned to assist, monitor and support Handal and Associates in our Flash-R litigation and licensing activities.

Technology Licensing and Enforcement Strategy

We are expanding our intellectual property portfolio. During fiscal years 2011 through 2013 we filed seven new U.S. patent applications for technologies related to context and interpersonal awareness systems and digital data distribution. In November 2012, six of these patents were granted by the United States Patent and Trademark Office (USPTO). In fiscal 2013 we filed three new U.S. patent applications for technologies related to our Nunchi context and interpersonal awareness systems, and may file additional patent applications in the future related to these or other technologies. Our strategy is to select and prioritize new technologies and when deemed appropriate, to develop functional systems employing one or more technologies. Currently we have no plans to introduce new products but seek strategic partners or licensees for commercialization of products and services, based on our technologies.

We use the services of officers, employees and intellectual property consultants to assist us in investigating and evaluating prospective licensees and strategic partners for our intellectual property. With respect to our Flash-R patent portfolio this has included documenting possible current and past infringement. While we have identified a large number of products and companies that we believe are using our Flash-R technology, this is an ongoing process as new products and companies are identified from our research. To date we have filed patent infringement litigation and sought licenses from 49 companies and related distributors with 26 agreeing to license terms as of June 6, 2013.

With respect to our Nunchi context and interpersonal awareness technologies, in March 2013 we retained IPmetrics Intellectual Property Consulting to manage the valuation and monetization of the Nunchi patent portfolio. We may elect or be required to enforce this portfolio of intellectual property in a similar manner to the Flash-R portfolio if we identify parties we believe are infringing on our patented technology.

We believe we are building a track record of demonstrating the strength, validity and clarity of our various patent claims and the value of our intellectual property and we believe that we can build a growing licensing business from our intellectual property portfolios. The timing of future litigation or licensing is subject to many factors, some of which are not within our control.

eVU Mobile Entertainment System Business

Since 2003 we have produced and delivered over 13,000 eVU portable audio/video players designed to securely play encrypted content for the airline and other travel markets. The primary use of eVU is for inflight entertainment (IFE). We offer eVU models with 7” or 8” high resolution LCD screens, storage ranging from 160 GB (Gigabytes) to 200 GB, high audio fidelity, dual stereo headphone jacks, optional embedded credit card reader/processor, optional touch screen capabilities, a full feature graphical user interface, patent-pending hardware security technology, and 20 plus hours of high resolution video playback on a single battery charge.

We produce eVU players under a turnkey domestic manufacturing relationship with a qualified contract manufacturer and have additional relationships for producing eVU accessories. The loss of our manufacturers or the disruption in supply from manufacturers or in the supply of components by suppliers could have a material adverse effect on our financial condition, results of operations and cash flows.

We market and sell our eVU portable mobile entertainment device to corporate airline customers directly and through VARs. We sell accessory products including e.Digital battery charging stations and e.Digital content loading stations to upload graphical interfaces and content to multiple players.

We also earn revenues from the provision of content integration, graphical user interface (“GUI”) customization, warranty and technical support and related services to our customers and VARs. Our services allow protected content on eVU players to be periodically updated.

The advent and growth of portable personal entertainment and computing devices such as the iPad, as well as the increasing offering and availability of satellite programming and wireless internet access onboard airlines, has negatively impacted the sale of our eVU IFE products and services. eVU product and services revenues have declined significantly each year since fiscal 2011 to $430,745 for fiscal 2013. While we continue to provide content services to current customers and seek to sell eVU products and services to existing and new customers, we do not believe this business, given industry economics and technology innovations, will be a source of future revenue growth and revenues may continue to decline. However we have no immediate plans to discontinue this business segment as we continue to support an existing customer base.

Customer Concentration

Revenues from four customers accounted for 31%, 22%, 14% and 11% of revenues for the year ended March 31, 2013 (2012 – four licenses accounted for more than 10% of revenues). Historically, our product revenues have relied on a few major customers. There is no assurance we will obtain any revenues from existing customers in fiscal 2013. We are seeking to expand our eVU customer base and reduce reliance on a few customers in future periods. We also seek to license new targeted companies that we believe infringe our patent portfolio.

Research and Development Costs

For the years ended March 31, 2013 and 2012, we spent $544,767 and $672,913, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities.

Intellectual Property

We have five issued U.S. patents covering the use of flash memory in portable digital devices. Our MicroOS and other software are also protected by copyrights. We have six issued U.S. patents covering technology related to our Nunchi context and interpersonal awareness systems. We have designed and developed proprietary hardware encryption technology for content protection. This technology has been used in our products and has been tested and approved by major Hollywood movie studios. We currently have one U.S. patent pending for this technology.

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

We also file for trade name and trademark protection when appropriate. We are the owner of U.S. federally registered trademarks including e.Digital®, eVU®, VoiceNav®, Music Explorer®, Odyssey®, Smart Solutions for a Digital World®, and Nunchi® as registered trade names. We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in developing portable devices using flash memory and other portable storage formats.

Competition

While we do not compete with others on licensing our specific patents, we compete generally for the attention and for funds from prospective licensees many of which are approached frequently regarding licenses and/or are sued for patent infringement both with and without merit. Regardless of the merits of any infringement claim many companies find it more economical, especially in the early stage of litigation, to defend the litigation rather than license. Long-term licensing success may be dependent upon prevailing in new litigation and possible appeal. Technological advances could also render the use of our patented methods obsolete prior to expiration of the term of our patents thus reducing amounts of future infringement. There can be no assurance that we will generate any new licensing or settlement revenue in the future.

We believe our existing know-how, contracts, patents, copyrights, trade secrets and potential future patents and copyrights, will be significant in enabling us to compete successfully and license our intellectual property.

Competition in the IFE industry comes from embedded IFE systems and from portable entertainment devices manufactured by companies such as Sony, Samsung, Apple, Panasonic, or Audiovox, who may sell such products to travelers or airlines or rental outfits and various custom portable IFE hardware specifically targeted for airline use. The IFE industry has also been impacted by the rapid consumer adoption of portable devices. As described above, our IFE business has been significantly and negatively impacted by competition and industry factors.

Seasonality

Our current business is not seasonal.

Executive Officers

The current executive officers of e.Digital Corporation and their ages and business experience are set forth below.

Alfred H. Falk - age 58, was promoted and appointed as President and Chief Executive Officer of the Company by the Board of Directors on January 20, 2009. Mr. Falk had been the Company’s Vice President of corporate development since July 2004. He formerly served as President and a member of the Board of the company from January 1997 (and from July 1998 as Chief Executive Officer) until July 2004. From March 1995 to January 1997, he served as Vice President of corporate development and Vice President of OEM and international sales. Prior to joining the Company, Falk worked for Resources Internationale as director of U.S. sales from 1993 to 1995. From 1988 to 1993, he was the manager of OEM sales and technology licensing for Personal Computer Products, Inc. From 1978 to 1988, he held several management positions at DH Technology.

MarDee Haring-Layton – age 37, was appointed Chief Financial Officer of the Company by the Board of Directors on December 5, 2011. Ms. Haring-Layton had been with the Company, on a part-time consulting basis, since July 2010. Previously, she was employed as a consultant with Resources Global Professionals, a multinational professional services firm, from 2007 to 2011. From 2005 to 2006, she was the Corporate Audit Manager at Royale Energy, Inc. Prior to Royale Energy, Ms. Haring-Layton was employed by Charlotte Russe, Inc. as Systems Control and Reporting Manager and Deloitte & Touche, LLP as an audit professional. Ms. Haring-Layton holds a B.S. in Business Administration from San Diego State University.

Eric M. Polis - age 42, was appointed a Director in October 2008 and Secretary in December 2010. He has been employed as an asset manager for privately-held Davric Corporation since 1997. He was Secretary, Treasurer and a Director of ASI Technology Corporation, a publicly traded specialty finance company, from July 2000 to May 2010. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993.

Employees

As of March 31, 2013, we employed approximately seven full-time employees, of whom three were in production and testing, one in research, development and engineering, and four were in sales, general and administrative. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the Company and its employees to be good.

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

Financial Risks

We Have a History of Losses and May Incur Future Losses. Except for a profit in fiscal 2009 and fiscal 2012, historically we have incurred significant losses and negative cash flow from operations and we have an accumulated deficit of $81.3 million at March 31, 2013. Our profitability in fiscal years 2009 and 2012 was the result of one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could continue to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities

If We Encounter Unforeseen Difficulties and Cannot Obtain and Required Additional Funding on Favorable Terms, Our Business May Suffer. Our consolidated cash and cash equivalents on hand totaled $1.7 million at March 31, 2013. To date, we have relied primarily upon the sale of equity securities, product and service revenues and payments from licensees to generate the funds needed to finance our operations. If we incur losses in future periods or we encounter unforeseen difficulties in the future, including difficulties arising as a result of the outside influences identified below, we may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional financing in the future through debt or equity financings or otherwise. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

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

We Expect Our Operating Results to Fluctuate Significantly. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

—	Uncertainty regarding the timing and amount of any future patent licensing revenues
—	Unpredictable demand and required pricing to secure customers for our products and services
—	Market acceptance of our products by our customers and their end users
—	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
—	Fluctuations in product costs and operating costs
—	Changes in research and development costs
—	Changes in general economic conditions
—	Risks and costs of warranty claims
—	Changes in technology
—	The possibility of excessive or obsolete inventory and materials

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

Risks Related to our Patent Licensing and Enforcement Strategy

We Face Uncertain Revenue Prospects from our Patent Enforcement Strategy. Our portfolio has not been thoroughly tested in court and there is no assurance we can prevail in any current or future patent litigation. On June 28, 2011, the United States District Court for the District of Colorado issued an Opinion and Order Regarding Claim Construction following the January 28, 2011 Markman hearing (a proceeding under U.S. patent law where both sides present to the Court their arguments on how they believe patent terms should be construed). The Opinion construed claim terms in United States Patent ‘774, one of the Company’s Flash-R patents, more narrowly than proposed by the Company. The Markman ruling could negatively affect future licensing prospects and future rulings from reexamination of certain Flash-R patent claims by the USPTO could have a significant positive or negative impact on future licensing activity in 2014 and beyond. The licensing demand for our patent portfolio is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle future enforcement actions, if any. There can be no assurance of future revenues from our strategy of enforcing our Flash-R patent portfolio. Due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of future license fees, if any, from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our prospective licensees and other factors, our revenues may vary significantly in the future, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly and annual results to be below market expectations and adversely affect the market price of our common stock.

Our Fee Arrangement with Patent Enforcement Counsel Subjects Us to Certain Risks and Substantial Costs and Fees and Could Limit Our Net Proceeds From Any Successful Patent Enforcement Actions. Our agreement for legal services and partial contingent fee arrangement with Handal and Associates provides that Handal is our exclusive legal counsel in connection with the assertion of our flash memory related patents against infringers (“Patent Enforcement Matters”). Handal is advancing certain costs and expenses including travel expenses and court costs. We have agreed to pay Handal a monthly retainer fee of $30,000 and a fee equal to 1/3 of any license or litigation recovery related to Patent Enforcement Matters, after recovery of expenses, and 40% of recovery if appeal is necessary. We are not in control of the timing, costs and fees, which could be substantial and we could be required to pay substantial litigation support costs without any recovery. Costs and fees paid by Handal could also limit our share of proceeds, if any, from future patent enforcement actions. There can be no assurance Handal will diligently and timely pursue patent enforcement actions on our behalf.

We May Not Be Successful in Marketing or Licensing our Nunchi or Other Technologies. We have entered into an exclusive marketing agreement with IPmetrics Intellectual Property Consulting related to licensing our Nunchi technology. There can be no assurance we can be successful in monetizing this or any other technologies we are developing.

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

As Patent Enforcement Litigation Becomes More Prevalent, It May Become More Difficult for Us to Voluntarily License Our Patents. We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents to major electronic firms as they may increasingly become more reluctant to settle and license. As a result, we may need to increase the number of our patent enforcement actions and/or expend additional resources on enforcement actions to cause infringing companies to license our patents or pay damages for lost royalties. This may increase the risks associated with an investment in our Company.

In Connection With Patent Enforcement Actions That We May Conduct, A Court May Rule That We Have

Violated Certain Statutory, Regulatory, Federal, Local Or Governing Rules Or Standards, Which May Expose Us

To Certain Material Liabilities. In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position.

Our Flash-R Patents Have Limited Time Available for Enforcement Prior to Expiration. The five patents in the Flash-R portfolio expire in the years 2014 to 2016 and we will therefore have limited time to collect license fees for future infringement and may also be limited in enforcing past infringement beyond certain periods and these limitations may make enforcement more difficult and limit any recoveries and therefore increase the risks associated with an investment in our Company.

Risks Related to Product Sales, Marketing and Competition

We May Be Unable to Successfully Compete in the Electronic Products Market Which is Highly Competitive and Subject to Rapid Technological Change. We compete in the market for electronics products that is intensely competitive and subject to rapid technological change. The market is also impacted by evolving industry standards, rapid price changes and rapid product obsolescence. Our competitors include a number of large foreign companies with U.S. operations and a number of domestic companies, many of which have substantially greater financial, marketing, personnel and other resources. Our current competitors or new market entrants have introduced new and enhanced technologies or products with features that has rendered our technology or products less marketable and our products could become obsolete in the future.

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our product and service revenues has been derived primarily from a limited number of customers. The failure to receive orders for products or a further decline in the economic prospects of our airline customers may have a material adverse effect on our operations.

Risks Related to Operations

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

Compliance With Current And Future Environmental Regulations May Be Costly, Which Could Impact Our Future Earnings. We are subject to environmental and other regulations due to our production and marketing of products in certain states and countries. Various environmental regulations may require us to reengineer our existing products to comply with environmental regulations or discontinue sale of such products.

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

Failure to Maintain an Effective System of Internal Control Over Financial Reporting Could Harm Stockholder and Business Confidence In Our Financial Reporting, Our Ability to Obtain Financing and Other Aspects of Our Business. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of March 31, 2013, material weaknesses have been identified in prior years and it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

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

Sales of Common Stock Issuable on the Exercise of Outstanding Options May Depress the Price of Our Common Stock. The issuance of shares of common stock issuable upon the exercise of outstanding stock options could cause substantial dilution to holders of common stock, and the sale of those shares in the market could cause the market price of our common stock to decline. The potential dilution from these shares could negatively affect the terms on which we could obtain any future equity financing.

Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our common stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

•	Quarter-to-quarter variations in operating results
•	Announcements of technological innovations by us, our customers or competitors
•	New products or significant design achievements by us or our competitors
•	General conditions in the markets for our products or in the electronics industry
•	The price and availability of products and components
•	Changes in operating factors including delays of shipments, orders or cancellations
•	General financial market conditions
•	Market conditions for technology stocks
•	Litigation or changes in operating results or estimates by analysts or others
•	Other events or factors

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by the National Association of Securities Dealers, Inc. (“NASD”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.024 to a high of $0.19 in the last fiscal year. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000, excluding the value of such person’s primary residence, or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The SEC has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In January 2012, we entered into a sixty-two month facility lease for our corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $5,693 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2013 total $331,484.

ITEM 3. LEGAL PROCEEDINGS

The Company engages in litigation from time to time as part of its Flash-R™ portfolio licensing and enforcement activities. In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing six complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies. The Company filed an additional 16 complaints from December 2012 through April 2013, and subsequently entered into license and settlement agreements with seven defendants, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice. The Company currently has lawsuits against SanDisk Corporation; GPX Inc., et al; Osram Sylvania, Inc., et al; Woodman Labs, Inc., et al; Pantech Wireless, Inc., et al; Philips Electronics North America Corporation; Mach Speed Technologies, LLC, et al; FUJIFILM Corporation, et al.; JVC Americas Corp., et al; Motorola Mobility LLC; Apple Inc.; Research in Motion Limited, dba Blackberry, et al; Huawei Technologies Co., Ltd, et al; and ZTE Corporation, et al.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Low	High
Fiscal year ended March 31, 2013
First quarter	$0.025	$0.0401
Second quarter	$0.024	$0.081
Third quarter	$0.065	$0.147
Fourth quarter	$0.1152	$0.19

Fiscal year ended March 31, 2012
First quarter	$0.035	$0.10
Second quarter	$0.031	$0.054
Third quarter	$0.019	$0.035
Fourth quarter	$0.026	$0.050

Holders

At June 1, 2013 there were 293,186,908 shares of common stock outstanding and approximately 2,842 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,145,000	$0.09	2,296,750
Equity compensation plans not approved by security holders	-0-	–	-0-
Total	7,145,000	$0.09	2,296,750

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

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. Since September 2012, the law firm of Handal and Associates has been handling our patent enforcement matters on a partial contingent fee basis.

Currently, we have active lawsuits filed against 14 defendants believed to infringe patents covering the use of our flash memory technologies. In October and November 2012 we commenced enforcement action with respect to our patent portfolio by filing six complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. We filed an additional 16 complaints from December 2012 through April 2013, and subsequently entered into license and settlement agreements with seven companies, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness systems.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio in the fiscal years ended March 31, 2013 and 2012. We have successfully completed two rounds of enforcement litigation and are in the process of additional enforcement actions. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims and that we can result in significant future revenues from our patent portfolio.

Our eVU IFE business remained slow during both fiscal 2013 and 2012 primarily due to increased competition and airline economics. We are unable to predict future sales levels in this market as orders have been are expected to continue to be sporadic from both existing and new customers.

We reported a loss for the fiscal year ended March 31, 2013 (fiscal 2013), and we expect to incur losses in the future until licensing revenues and product/service revenues are sufficient to sustain continued profitability.

For the year ended March 31, 2013:

—	We recognized a net loss of $1,483,296 compared to net income of $1,195,072 for fiscal 2012. The difference in results was primarily attributable to lower license revenues due to the timing and amount of individual license agreements.

—	Our revenues were $442,414 in fiscal 2013 compared to $4.7 million in fiscal 2012. During fiscal 2012 we licensed seven companies from the second round of litigation and licensed an additional company outside of the litigation. During fiscal 2013 we had no new license agreements. As a result of the timing of such license agreements, our licensing revenues in fiscal 2013 were $11,669 compared to $4.1 million in fiscal 2012. eVU product and service revenues were $430,745 in fiscal 2013 compared to $626,772 in fiscal 2012.

—	Operating expenses were $1.98 million for fiscal 2013 reduced from the $3.4 million in fiscal 2012 primarily as a result of decreased contingent legal fees and expenses related to the patent license litigation.

Management faces challenges in fiscal 2014 to execute our plan to increase Flash-R patent portfolio license fees and monetize our Nunchi technology. The failure to obtain additional patent license revenues and a continued decline in eVU business could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any.

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

Refer to Notes 2 and 8 to our consolidated financial statements included in this report for more information.

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

Our determination of income tax expense or benefit requires estimates including an assessment of the current tax expense and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2013, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a 100% valuation allowance our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, our business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Results of Operations

Year ended March 31, 2013 Compared to Year ended March 31, 2012

	Year Ended March 31,
	2013	% of		2012	% of	Change
	Dollars	Revenue		Dollars	Revenue	Dollars	%
Revenues:
Products and services	430,745	97%		626,772	13%	(196,027)	(31%	)
Patent licensing	11,669	3%		4,100,379	87%	(4,088,710)	(100%	)
	442,414	100%		4,727,151	100%	(4,284,737)	(91%	)
Operating costs and expenses:
Cost of revenues:
Products and services	335,827	76%		455,395	10%	(119,568)	(26%	)
Patent licensing and litigation costs	284,857	64%		90,000	2%	194,857	217%
Contingent legal fees and expenses	41,755	10%		1,322,302	28%	(1,280,547)	(97%	)
Selling and administrative	777,704	176%		874,444	18%	(96,740)	(11%	)
Research and development	544,767	123%		672,913	14%	(128,146)	(19%	)
	1,984,910	449%		3,415,054	72%	(1,430,144)	(42%	)
Operating income (loss) before provision for income taxes	(1,542,496)	(349%	)	1,312,097	28%	(2,854,593)	(218%	)

Operating income (loss) before provision for income taxes

The operating loss before income tax benefit in fiscal 2013 resulted from limited patent licensing revenues. The operating income before provision for taxes in fiscal 2012 resulted from patent license revenues. Since a significant majority of patent license revenues to date have been one-time with each licensee, they are non-recurring and accordingly there is no assurance of any future patent license revenues.

Revenues

Revenues for the year ended March 31, 2013 included $11,669 of royalty-based patent license revenues and $430,745 of eVU product and service revenues. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix. Loss of customers for which we provide content or maintenance and service revenue, generally without long-term agreements, would negatively impact future service revenues.

Revenues for the year ended March 31, 2012 included $4,082,500 of one-time non-recurring patent license revenue, $17,879 of royalty-based patent license revenues and $626,772 of eVU product and service revenues.

In the prior year we entered into a total of eight licenses and in the current year, there were no new licenses. License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:

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

We are targeting new patent licensees but our results will continue to be dependent on the timing and amount of future patent licensing arrangements, if any.

Operating Expenses

Operating costs and expenses include cost of revenues associated with products and services and costs associated with our patent licensing and enforcement activities. Product and service costs vary depending on the related revenues and were 78% and 73% of related revenues for the fiscal years ended March 31, 2013 and 2012, respectively. Our results vary depending on the amount of revenues and margins on various arrangements along with variances in the costs required to perform related services.

Patent licensing and litigation costs of revenues include the costs and expenses incurred in connection with our licensing and enforcement activities, including contingent and non-contingent litigation costs and related enforcement support costs. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Prior to fiscal 2013 substantially all patent licensing cost of revenues consisted of contingent legal fees and costs. Due to a change in legal representation, we incurred additional non-contingent patent licensing and litigation costs in fiscal 2013. We reclassified $90,000 of operating expenses for fiscal 2012 to patent licensing and litigation costs to conform to the current year presentation. This reclassification had no effect on previously reported operating income, results of operations or accumulated deficit.

Selling and administrative costs decreased by $96,740 from fiscal 2012 to fiscal 2013. The decrease is primarily due to no annual shareholder meeting costs in fiscal 2013 as compared to $60,000 in fiscal 2012, and reduced selling and administrative expenses including reduced rent expense of $74,495 as compared to $95,927 in fiscal 2012, a decrease of $21,432.

Research and related expenditures decreased by $128,146 from fiscal 2012 to fiscal 2013, primarily due to the decrease in patent legal fees of $161,122 due to the end of the patent reexamination cases, offset by increased consulting fees of $112,500 in fiscal 2013 compared to $90,000 in fiscal 2012. We expect future research and development costs to be comparable to the most recent year due to current staffing levels and projects. Should we elect to develop significant new products or major revisions to our existing products we may require increased internal and external research and development costs.

Income Taxes

We had a tax benefit of $59,200 for the current period reflecting an adjustment of state tax accruals related to a change in state tax apportionment factors compared to the prior year income tax expense of $117,025.

Income (loss)

The net loss for the year ended March 31, 2013 included the net loss of $1,483,296. The net income for the year ended March 31, 2012 was $1,195,072.

Liquidity and Capital Resources

	2012	2013	2012 to 2013 variance in $'s	2012 to 2013 variance in %'s
	(in thousands, except percentages)
Working capital	$3,209	$1,659	$(1,550)	(48%	)
Cash and cash equivalents	$3,125	$1,741	$(1,384)	(44%	)
Total assets	$3,539	$2,116	$(1,423)	(40%	)

	2012	2013	2012 to 2013 variance in $'s	2012 to 2013 variance in %'s
Net cash provided by (used in)	(in thousands, except percentages)
Operating activities	$1,336	$(1,395)	$(2,731)	(205%	)
Investing activities	$(16)	$-0-	$16	100%
Financing activities	$-0-	$11	$11	100%

At March 31, 2013, we had working capital of $1.66 million compared to working capital of $3.2 million for the prior year. We had $175,930 and $168,018 of working capital invested in accounts receivable at March 31, 2013 and 2012, respectively. Our terms to customers vary but at times we may require payment prior to shipment of product and any such payments are recorded as deposits. We expect certain airline customers to demand commercial terms such as 30 or 60 days in the future and this could increase our need for working capital. Patent license payments are normally due at signing of the license or within 30-45 days. We currently have no credit lines or debt arrangements to provide working capital other than from cash as generated from operations.

Operating Activities

For the year ended March 31, 2013, net cash decreased by $1,383,910. Cash used by operating activities was $1,395,093. Cash used by operating activities included the net loss of $1,483,296 decreased by net non-cash expenses of $25,630. Components providing operating cash were a reduction of inventory of $61,569, and increased accrued and other liabilities of $61,761, primarily resulting from an increase in deferred revenue. Components using operating cash included a $32,652 decrease in accounts payable and a $20,193 decrease in deposits and prepaids.

For the year ended March 31, 2012, net cash increased by $1,319,000. Cash provided by operating activities was $1,336,000. Cash provided by operating activities included the net income of $1,195,012 increased by net non-cash expenses of $139,000. Components providing operating cash were increases in accounts payable of $75,000 and accrued and other liabilities of $60,000, and a reduction of inventory of $70,000. Components using operating cash included a $70,000 increase in accounts receivable.

Investing Activities

The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

We received $11,183 of proceeds from stock option exercises in fiscal 2013 and we had no investing activity transactions during the year ended March 31, 2012.

We currently have no sources of financing funding other than the potential exercise of options that generally will be dependent on higher stock prices and thus substantial uncertainty.

Debt and Other Commitments

We have no debt other than normal trade payables and accruals outstanding. We have no credit lines or access or commitments for any future debt financing.

We are committed for our office lease as more fully described in Note 10 to our consolidated financial statements.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2013 and current planned expenditures and level of operation we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control. Our operating plans may require additional funds in future periods and should additional funds not be available, we may be required to curtail or scale back operations. Potential sources of such funds include exercise of outstanding options, or debt financing or new equity offerings. However, there is no assurance that options will be exercised or that debt or equity financing will be available if and when needed. Any future financing may be dilutive to existing stockholders.

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

At the conclusion of the period ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None

PART III

Certain information required by this Part III is omitted from this Annual Report as we intend to file our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information concerning our executive officers and directors as of June 1, 2013:

Name	Age	Positions	Director Since
Alfred H. Falk	58	President, Chief Executive Officer and Director	2009
MarDee Haring-Layton	37	Chief Financial Officer
Allen Cocumelli	62	Chairman* and Director	1999
Renee Warden	49	Director	2005
Eric M. Polis	42	Director	2008

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

Renee Warden – Ms. Warden has served as the Corporate Controller of Avantair, Inc. since 2013, and from 2011 through 2012, provided consulting services to MetLife,Inc. as a professional financial advisor. From 2009 to 2011, she served as Controller for VeriFone. From 2007 to 2009, Ms. Warden was Director of Accounting for Revolution Money, Inc. Prior to its acquisition by Crown Castles in 2007, Ms. Warden was Manager Special Projects/SOX for Global Signal, Inc. From 2005 to 2006, Ms. Warden was Vice President and Controller for Kintera, Inc. Previously, Ms. Warden was an executive officer of e.Digital Corporation. Ms. Warden joined e.Digital Corporation in 1991 as Accounting Manager, was appointed Controller and Corporate Secretary in 1997 and served as Chief Accounting Officer and Secretary from 2003 through 2005. From 1993 to 2003 Ms. Warden also held the positions of Chief Accounting Officer, Secretary and Director of Human Resources for American Technology Corporation. Ms. Warden obtained a B.S. degree in Business Accounting from the University of Phoenix in 1999. Ms. Warden’s broad financial and accounting experience positions her well to serve as a director and to fill the critical role of Audit Committee “financial expert.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended March 31, 2013, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee, currently consisting of Ms. Warden and Mr. Cocumelli, assists our Board of Directors in discharging its responsibilities to oversee the integrity of our financial statements, our compliance with legal and regulatory requirements and the independent auditor’s qualifications and independence. It reviews the audit and control functions of the Company, the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our Company’s auditors, the fees and all non-audit services of the independent auditors and the independent auditors’ opinion and letter of comment to management and management’s response thereto. The Audit Committee is governed by a written charter adopted in 2000 and updated in 2013. The Audit Committee held four meetings during the fiscal year ended March 31, 2013.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Option Awards (2)	All Other Compensation	Total
Alfred H. Falk, President and	2013	$185,500	$-0-	$0	$-0-	$185,500
Chief Executive Officer (PEO)	2012	$185,500	$-0-	$4,098	$-0-	$189,598

MarDee Haring-Layton	2013	$98,500	$-0-	$0	$-0-	$98,500
Chief Financial Officer (PFO)	2012	$88,562	$-0-	$2,391	$-0-	$90,953

(1)	Represents actual cash compensation.
(2)	The value listed in the above table represents the fair value of the options granted during the year and valued under ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited consolidated financial statements for the year ended March 31, 2013, included herein.

In September 2012 the Company adopted a defined contribution plan (401(k)) covering executive officers and employees. Refer to Note 10 in our consolidated financial statements. We do not have any annuity, pension or deferred compensation plan or other arrangements for our executive officers or any employees. No named executive officer received any form of non-cash compensation from us in the fiscal year ended March 31, 2013, or currently receives any such compensation. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive plan payout in the fiscal year ended March 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Alfred H. Falk	225,000 500,000 500,000	75,000 (1) - -	- - -	$0.022 $0.155 $0.09	11/29/15 12/8/13 6/30/14

MarDee Haring-Layton	75,000 37,500 20,000 20,000	25,000 (1) 12,500 (1) - -	- - - -	$0.027 $0.022 $0.10 $0.11	11/29/15 12/5/15 12/22/14 1/26/15

(1)	These options vest 25% every six months after grant.

Option Exercises and Stock Vested Table

There were no options exercised by the Named Executive Officers during fiscal 2013. There are no pension benefits for any Named Executive Officer.

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

The following table sets forth the compensation paid to our non-employee directors in 2013.

Name	Fee Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Allen Cocumelli	$500	–	–	$500
Renee Warden	$500	–	–	$500
Eric M. Polis	$500	–	–	$500

During fiscal 2013 the Company paid the Law Office of Allen Cocumelli, owned by director Allen Cocumelli a total of $44,000 to provide legal and consulting advice to management primarily related to managing outside legal work including patent enforcement matters. The Company has retained the Law Office of Allen Cocumelli through August 2013 at the rate of $3,000 per month for future services but the arrangement is cancellable on 30-day notice.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, currently comprised of two non-employee Board members, Allen Cocumelli and Eric M. Polis (appointed as Secretary on December 20, 2010 an uncompensated non-employee officer position), assists our Board of Directors in discharging its responsibilities in respect of compensation of our executive officers and directors. It reviews and recommends to the Board the salaries, bonuses and perquisites of our Company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our Company serves as a member of the Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Company’s Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following security ownership information is set forth, as of June 1, 2013, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the named executive officers reflected in the Summary Compensation Table below and (iv) all current directors, nominees and executive officers as a group (five persons). Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our Company’s Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Title of Class
Alfred H. Falk 16870 West Bernardo Drive, Suite 120 San Diego, CA 92127	2,293,850 (1)	*	Common

Allen Cocumelli 16870 West Bernardo Drive, Suite 120 San Diego, CA 92127	901,000 (2)	*	Common

Renee Warden 16870 West Bernardo Drive, Suite 120 San Diego, CA 92127	800,000 (3)	*	Common

Eric M. Polis 980 American Pacific Drive, #111 Henderson, NV 89014	3,851,837 (4)	1.3%	Common

MarDee Haring-Layton 16870 West Bernardo Drive, Suite 120 San Diego, CA 92127	190,000 (3)	*	Common

All officers, directors and nominees as a group (5 persons)	8,036,687 (5)	2.7%	Common

(1)	Includes 550 shares held by son to which Mr. Falk disclaims beneficial ownership. Includes options exercisable to purchase 1,300,000 shares.
(2)	Includes options exercisable to purchase 900,000 shares.
(3)	Consists of options exercisable.
(4)	Includes options exercisable to purchase 850,000 shares. Also includes (i) 1,888,601 shares of common stock held a Family Trust of which Mr. Polis is Trustee, (ii) 1,008,236 shares of common stock held by the Polis Family LLC of which Mr. Polis is a managing member, (iii) 25,000 shares of common stock held in a personal IRA, and (iv) 80,000 shares of common stock held as custodian for minor children. Mr. Polis disclaims beneficial ownership of the shares held as custodian for the minor children.
(5)	Includes options exercisable to purchase 4,040,000 shares.

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On occasion we engage in certain related party transactions. Related parties include directors and executive officers and their immediate family members and certain security holders and their immediate family members. For purposes of this disclosure related party security holders include any beneficial owner of more than five percent of either our common or preferred shares. The following are related party transactions with respect to the two fiscal years ended March 31, 2013.

On November 29, 2011, directors Allen Cocumelli, Renee Warden and Eric M. Polis were each granted options to acquire 250,000 shares of common stock exercisable at $0.022 per share until November 29, 2015, vesting 25% at grant and 25% each six months and subject other standard option plan conditions.

During the fiscal year ended March 31, 2013 there were no other (and there are no currently proposed) transactions in which the amount involved exceeded the lesser of $120,000 or 1% of the average of total assets at year end for the last two completed fiscal years to which we were (or are to be) a participant and in which any executive officer, director, nominee for director, 5% beneficial owner of our common stock or other series of voting stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table describes fees for professional audit services rendered by SingerLewak LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2013 and March 31, 2012 and fees billed for other services rendered by SingerLewak LLP during those periods. These amounts include fees paid to SingerLewak LLP.

Type of Fee	2013	2012
Audit Fees (1)	$92,346	$90,000
Audit Related Fees (2)	$5,992	$4,035
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total	$98,338	$94,035

1.	Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by SingerLewak LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.
2.	Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by SingerLewak LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees.
3.	Tax Fees include the aggregate fees paid by us during the fiscal year for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SingerLewak LLP for the respective periods.
4.	All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services other than the services reported above. No such fees were billed by SingerLewak LLP for the respective periods.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of SingerLewak LLP in providing services to us for the fiscal year ended March 31, 2013 and has concluded that such services are compatible with their independence as our Company’s auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by SingerLewak LLP in fiscal year 2013.

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

Exhibit
Number	Sequential Description

2.1	Plan of Reorganization and Agreement of Merger, dated July 1996 and filed as Exhibit A to the Company’s July 3, 1996 Proxy Statement.

3.1	Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996) and filed as Exhibit B to the Company’s July 3, 1996 Proxy Statement.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Norris Communications, Inc. filed with the State of Delaware on January 14, 1998 and filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Norris Communications Inc. filed with the State of Delaware on January 13, 1999 and filed as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

3.1.3	Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on September 18, 2008 and filed as Exhibit 3.1.3 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.1.4	Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on August 11, 2005 and filed as Exhibit 3.1.4 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.2	Bylaws of the Company, filed as Exhibit C to the Company’s July 3, 1996 Proxy Statement.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock filed with the State of Delaware on September 19, 1997 and filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 3, 1997.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock filed with the State of Delaware on June 24, 1999, and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed with the State of Delaware on October 4, 2000 and filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-3 dated November 3, 2000.

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series D preferred stock filed with the State of Delaware on December 23, 2002 and filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated December 30, 2002.

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series E preferred stock filed with the State of Delaware on November 19, 2003 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 21, 2003.

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series EE preferred stock filed with the State of Delaware on November 19, 2004 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 19, 2004.

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series AA preferred stock filed with the State of Delaware on June 26, 2008 and filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 1, 2008.

4.1	Form of Stock Purchase Warrant (Series EE Warrants) exercisable until November 2006 issued to seventeen accredited investors for an aggregate of 4,070,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.55 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.2	Form of 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of June 30, 2005 entered into with certain accredited investors in a maximum aggregate amount of $1,000,000 and filed as Exhibit 4.50 to the Company’s 2004 Form 10-K.

4.2.1	Form of First Amendment to 12% Subordinated Promissory Note dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.51.1 to Form 8-K dated July 13, 2005.

4.2.2	Form of Second Amendment to 12% Subordinated Promissory Note dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.50.2 to Form 8-K dated November 8, 2005.

4.2.3	Form of Amendment to 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Purchaser) filed as Exhibit 4.50.1 to Form 8-K dated November 8, 2005.

4.3	Form of Stock Purchase Warrant exercisable until June 30, 2007 issued to certain accredited investors for up to an aggregate of 2,000,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

4.3.1	Form of First Amendment to Stock Purchase Warrant dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Holder) filed as Exhibit 4.51.2 to Form 8-K dated July 13, 2005.

4.4	Form of Restricted Common Stock Purchase Agreement, dated February 24, 2006 between the Company and certain accredited investors for purchase of 18,750,000 common shares (individual agreements differ only as to number of shares) and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.5	Form of Series “A” Warrant exercisable until February 28, 2009, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2006

4.6	Form of Series “B” Warrant exercisable until six months after the effectiveness of this Registration Statement or July 31, 2008 whichever is earlier, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.7	Form of New Warrant issued to 29 investors in August and September 2006 for an aggregate of 2,331,572 common shares exercisable at $0.15 per share through August 31, 2009 filed as Exhibit 4.53 to Form 8-K dated August 28, 2006

4.8	Exchange Agreement between the Company and Davric Corporation dated December 1, 2006 filed as Exhibit 99.1 to Form 8-K dated December 12, 2006.

4.8.1	7.5% Convertible Subordinated Term Note issued by the Company to Davric Corporation dated December 1, 2006 filed as Exhibit 99.2 to Form 8-K dated December 12, 2006.

4.9	Common Stock Purchase Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.1 to Form 8-K dated January 8, 2007.

4.10	Registration Rights Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.2 to Form 8-K dated January 8, 2007.

4.11	Form of Convertible Preferred Stock Purchase Agreement between the Company and 12 investors for an aggregate of 75,000 Series AA Preferred Shares and Warrants (individual agreements differ only as to number of shares) dated June 27, 2008 filed as Exhibit 99.2 to Form 8-K dated July 1, 2008.

4.12	Form of Stock Purchase Warrant between the Company and 12 investors for an aggregate of 7,500,000 common shares (individual warrants differ only as to holder and number of shares) dated June 27, 2008 filed as Exhibit 99.3 to Form 8-K dated July 1, 2008.

10.1	Lease Agreement between the Company and LBA Industrial Fund – Holding Co. II, Inc. and Innsbruck Holdings, L.P. dated March 3, 2006 and filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.1.2	Second Amendment to Lease Agreement executed on May 31, 2011 between the Company and LBA/Met Partners II – COMPANY II, LLC.

10.2	Agreement for Legal Services and Contingent Fee Arrangement dated March 23, 2007 between the Company and Duane Morris LLP filed as Exhibit 99.1 to Form 8-K dated March 28, 2007. (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.)

10.3	Secured Promissory Note of the Company to ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.3 to Form 8-K dated March 28, 2007.

10.3.1	Loan Extension Agreement between the Company and ASI Capital Corporation dated as of September 28, 2007 and previously filed as Exhibit 99.1 to Form 8-K dated October 15, 2007.

10.3.2	Secured Promissory Note of the Company to ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.1 to Form 8-K dated January 4, 2008.

10.3.3	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of June 30, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated July 1, 2008.

10.3.4	Loan Extension Agreement between the Company and ASI Technology Corporation dated as of December 31, 2008 and previously filed as Exhibit 99.1 to Form 8-K dated January 5, 2009.

10.4	Security Agreement between the Company and its subsidiary and ASI Capital Corporation dated March 23, 2007 filed as Exhibit 99.4 to Form 8-K dated March 28, 2007.

10.4.1	Security Agreement between the Company and its subsidiary and ASI Technology Corporation dated December 23, 2007 filed as Exhibit 99.2 to Form 8-K dated January 4, 2008.

10.5	2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.5.1	Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.5.2	Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.6	Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction as filed with the United States District Court for the District of Colorado on July 28, 2011 and filed previously as Exhibit 99.1 to Form 8-K dated July 28, 2011.

10.7	Lease Agreement between the Company and BOI-Rancho Bernardo Bluffs Trust executed on January 20, 2012 filed previously as Exhibit 99.1 to Form 8-K dated January 20, 2012.

10.8	Termination of Agreement dated September 11, 2012, between the Company and Duane Morris LLP filed previously as Exhibit 99.2 to Form 8-K dated September 17, 2012.

10.9	Agreement for Legal Services and Contingent Fee Arrangement dated September 14, 2012 between the Company and Handal and Associates filed previously as Exhibit 99.1 to Form 8-K dated September 17, 2012.

21.1	Subsidiary of e.Digital Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K for the year ended March 31, 2009, dated June 16, 2009.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton, Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer and MarDee Haring-Layton, Chief Financial Officer.*

*	Filed concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation

By:	/s/ ALFRED H. FALK
President and Chief Executive Officer

Date: June 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALFRED H. FALK	President and Chief Executive Officer	June 27, 2013
Alfred H. Falk	(Principal Executive Officer)

/s/ ALLEN COCUMELLI	Chairman of the Board and Director	June 27, 2013
Allen Cocumelli

/s/ MARDEE HARING-LAYTON	Chief Financial Officer	June 27, 2013
MarDee Haring-Layton	(Principal Accounting Officer)

/s/ ERIC M. POLIS	Secretary and Director	June 27, 2013
Eric M. Polis

/s/ RENEE WARDEN	Director	June 27, 2013
Renee Warden

INDEX TO FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2013 AND 2012	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2013 AND 2012	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED MARCH 31, 2013 AND 2012	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2013 AND 2012	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

e.Digital Corporation

San Diego, CA

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, CA

June 27, 2013

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2013	2012
	$	$
ASSETS
Current
Cash and cash equivalents	1,741,439	3,125,349
Accounts receivable	175,930	168,018
Inventory	21,199	98,136
Deposits and prepaid expenses	60,325	40,132
Total current assets	1,998,893	3,431,635
Inventory, long-term	104,031	88,663
Property, equipment and intangibles, net of accumulated depreciation and amortization of $168,768 and $163,421, respectively	12,929	18,276
Total assets	2,115,853	3,538,574
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	67,297	99,949
Accrued and other liabilities	272,837	211,014
Total current liabilities	340,134	310,963

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized none issued or outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,186,908 and 293,003,158 issued and outstanding, respectively.	293,187	293,003
Additional paid-in capital	82,810,989	82,779,769
Accumulated deficit	(81,328,457)	(79,845,161)
Total stockholders' equity	1,775,719	3,227,611

Total liabilities and stockholders' equity	2,115,853	3,538,574

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2013	2012
Revenues:	$	$
Products and services	430,745	626,772
Patent licensing	11,669	4,100,379
	442,414	4,727,151

Operating costs and expenses:
Cost of revenues:
Products and services	335,827	455,395
Patent licensing and litigation costs	284,857	90,000
Contingent legal fees and expenses	41,755	1,322,302
Selling and administrative	777,704	874,444
Research and development	544,767	672,913
Total operating costs and expenses	1,984,910	3,415,054

Operating income (loss) before provision for income taxes	(1,542,496)	1,312,097
Income tax benefit (expense)	59,200	(117,025)
Income (loss) for the period	(1,483,296)	1,195,072
Income (loss) per common share - basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding
Basic	293,186,908	293,003,158
Diluted	293,186,908	293,334,860

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

[See Note 1 – Nature of Operations and Basis of Presentation]

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity
		$	$	$	$
Balance, March 31, 2011	293,003,158	293,003	82,767,088	(81,040,233)	2,019,858
Stock-based compensation	–	–	12,681	–	12,681
Income and comprehensive income	–	–	–	1,195,072	1,195,072
Balance, March 31, 2012	293,003,158	293,003	82,779,769	(79,845,161)	3,227,611
Stock-based compensation	–	–	20,221	–	20,221
Shares issued on exercise of stock options	183,750	184	10,999	–	11,183
Loss and comprehensive loss	–	–	–	(1,483,296)	(1,483,296)
Balance, March 31, 2013	293,186,908	293,187	82,810,989	(81,328,457)	1,775,719

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2013	2012
OPERATING ACTIVITIES	$	$
Income (loss) for the period	(1,483,296)	1,195,072
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,347	4,291
Warranty provision	62	(3,435)
Stock-based compensation	20,221	12,681
Changes in assets and liabilities:
Accounts receivable	(7,912)	(69,866)
Inventory	61,569	69,659
Deposits and prepaid expenses	(20,193)	(9,805)
Accounts payable, trade	(32,652)	75,483
Accrued and other liabilities	61,761	61,436
Cash provided by (used in) operating activities	(1,395,093)	1,335,516

INVESTING ACTIVITIES
Purchase of property and equipment	–	(16,061)
Cash used in investing activities	–	(16,061)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	11,183	–
Cash provided by financing activities	11,183	–
Net increase (decrease) in cash and cash equivalents	(1,383,910)	1,319,455
Cash and cash equivalents, beginning of period	3,125,349	1,805,894
Cash and cash equivalents, end of period	1,741,439	3,125,349

See accompanying notes to consolidated financial statements

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

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

2. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

Reclassifications

Certain amounts included in the prior year financial statements have been reclassified to conform to the current year’s presentation. These reclassifications have no effect on the reported net income (loss).

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

Segment Information

With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing and enforcement. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing and enforcement consists of intellectual property revenues from the Flash-R patent portfolio. Segment information and related disclosures about the Company’s products, services, geographical areas and major customers is contained in Note 9.

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2013 are as follows:

	Fair Value Measurement as of March 31, 2013
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	1,741,439	1,741,439	–	–

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

Income (Loss) per Share

Basic earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities consist of stock options.

At March 31, 2013, stock options exercisable into 7,145,000 shares of common stock were outstanding (2012– options exercisable into 7,355,000 shares of common stock were outstanding). Dilutive securities were not included in the computation of diluted loss per share for the year ended March 31, 2013 because they are antidilutive. Dilutive securities could potentially dilute earnings (loss) per share in future years.

The following table presents the calculation of basic and diluted net income (loss) per share:

Year Ended March 31,	2013	2012

Net income (loss)	$(1,483,296)	$1,195,072

Weighted average common shares - basic	293,186,908	293,003,158
Effect of dilutive common shares	–	331,702
Weighted average common shares - diluted	293,186,908	293,334,860
Net income (loss) per common share - basic	$(0.01)	$0.00
Net income (loss) per common share - diluted	$(0.01)	$0.00

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	7,145,000	5,510,000

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at March 31, 2013 was approximately $1.5 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Products and Services

The Company recognizes product revenue upon shipment of a product to the customer, FOB shipping point, or upon acceptance by the customer depending on the specific contract terms, if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and there are no resulting obligations. Service revenue is recognized once the services have been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no resulting obligations. If all of the service or product has been delivered and there is one element that is more than perfunctory to the services or product that has not been delivered, revenue will be deferred and recognized evenly over the remaining term of the undelivered element.

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

Patent Licensing and Enforcement

The Company’s patent licensing operations include the licensing and enforcement of its patented technologies. These activities include the negotiation of licensing arrangements with users of patented technologies to realize a fair and reasonable license fee for all applicable periods (periods prior to and subsequent to the execution of the license agreement). In most instances to date, the Company has initiated patent litigation against infringers who are otherwise unwilling to engage in licensing negotiations, or in cases where a disagreement exists regarding whether or not infringement exists.

Revenues generated from license agreements are recognized in the period earned, provided that amounts are fixed or determinable and collectability is reasonably assured. The Company applies the guidance of SEC Staff Accounting Bulletin Topic 13.A.3(f), Nonrefundable Up-Front Fees, to its patent license and settlement agreements using the specific performance method analogous to the sale of an asset in such literature as ASC 840, Leases and ASC 926-605, Entertainment – Films, Revenue Recognition. At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. The Company’s licences are perpetual in nature, extending until the expiration of the related patents. The execution of license agreements also provides for the release of the licensee from certain claims, the dismissal of any pending litigation and covenants not to sue.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license and related releases, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services.

Most of the Company’s patent licenses have provided for a contractually determined one time fully paid up license in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned by the Company. The Company also has license agreements providing for future royalties based on future licensee activities. Licensees that pay license fees on a periodic basis generally report actual activity after the activity takes place. The amount of license fees due under these license agreements each period cannot be reasonably estimated by management.  Consequently, the Company recognizes revenue from these licensing agreements on a lag basis as royalties are reported provided amounts are fixed or determinable and collectability is reasonably assured. The lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue.

The Company considers its licensing and enforcement activities as one unit of accounting under ASC 605-25, Multiple-Element Arrangements as the delivered items do not have value to customers on a stand alone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release. Also due to the fact that the settlement element and license element for past and future use are the major business activities of the Company’s licensing segment, the Company does not present these two elements as different revenue streams in its consolidated statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release.

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

Costs of Revenues

Patent licensing and litigation costs of revenues include the costs and expenses incurred in connection with the Company’s licensing and enforcement activities, consisting mostly of non-contingent litigation costs and related enforcement support costs. Contingent legal fees and expenses are expensed in the period that the related revenues are recognized however legal fees and costs advanced or required to be paid in the event no recoveries are obtained are expensed as incurred and included in patent licensing and litigation costs in the consolidated statement of operations.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

Prior to fiscal 2013 substantially all patent licensing cost of revenues consisted of contingent legal fees and costs. Due to a change in legal representation, the Company began incurring additional outside non-contingent patent licensing and litigation costs in fiscal 2013. In connection with this change we also changed the reporting of related internal litigation support costs as licensing and litigation costs. The Company reclassified $90,000 of operating expenses for fiscal 2012 to patent licensing and litigation costs to conform to the current year presentation. This reclassification had no effect on previously reported operating income, results of operations or accumulated deficit.

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

Advertising

Advertising costs are charged to expense as incurred. The Company expensed $180 and $0 for the years ending March 31, 2013 and 2012, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

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

The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors affecting warranty reserve levels include the number of units sold and anticipated cost of warranty repairs and anticipated rates of warranty claims. The Company evaluates the adequacy of the provision for warranty costs each reporting period. See Note 5 for additional information regarding warranties.

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

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2013, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2008 through 2012 remain open under the statute of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (“NOL”) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1994.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

Stock-based Compensation

The Company has adopted stock plans as summarized in Note 8. The Company measures all employee stock-based compensation awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The Company records the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

The Company recorded $20,221 and $12,681 of stock-based compensation expense for the years ended March 31, 2013 and 2012, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year Ended March 31,	2013	2012
	$	$
Research and development	4,555	7,486
Selling and administrative	15,666	5,195
Total stock-based compensation expense	20,221	12,681

While certain research and development personnel costs are allocated to cost of revenues for proportionate time spent on product and content services, the amounts of related stock-based compensation costs are not considered significant.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2013 and 2012, there were no material differences between comprehensive income (loss) and net income (loss) for the respective years.

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended March 31, 2013, or subsequently thereto, that the Company believes are of potential significance to its financial statements.

3. INVENTORIES

Inventories consist of the following:

March 31,	2013	2012
	$	$
Raw materials	39,249	55,430
Work in process	13,669	15,410
Finished goods	79,635	115,959
	132,553	186,799
Reserve for obsolescence	(7,323)	–
	125,230	186,799
Less current portion	21,199	98,136
Inventory, long-term	104,031	88,663

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $84,150 at March 31, 2013 and $65,459 at March 31, 2012.

4. PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment consisted of the following:

Year Ended March 31,	2013	2012
	$	$
Computer hardware and software	52,100	52,100
Furniture and equipment	34,658	34,658
Machinery and equipment	75,219	75,219
Tooling	19,720	19,720
	181,697	181,697
Accumulated depreciation and amortization	(168,768)	(163,421)
	12,929	18,276

Intangible assets consisted of the following:

Year Ended March 31,	2013	2012
	$	$
Patents and licenses	24,409	24,409
Accumulated amortization	(24,409)	(24,409)
	–	–

5. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

March 31,	2013	2012
	$	$
Payroll and related	73,863	75,913
Income taxes	–	59,200
Deferred revenue	80,000	24,438
Warranty reserve	657	1,093
Accrued professional fees	89,609	50,370
Deferred rent	28,708	–
	272,837	211,014

Details of the estimated warranty liability are as follows:

Year Ended March 31,	2013	2012
	$	$
Beginning balance	1,093	4,589
Warranty provision	62	(3,435)
Warranty deductions	(498)	(61)
Ending balance	657	1,093

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

6. INCOME TAXES

Details of the income tax provision (benefit) for the years ended March 31, 2013 and 2012 are as follows:

Year ended March 31,	2013	2012
	$	$
Current tax expense (benefit)	(59,200)	117,025
Deferred tax expense (benefit)	(461,000)	518,000
Change in valuation allowance	461,000	(518,000)
Income tax provision (benefit)	(59,200)	117,025

Details of tax provision (benefit) are as follows:

Year ended March 31,	2013	2012
	$	$
Current tax expense (benefit):
Federal expense (benefit)	–	–
State expense (benefit)	(59,200)	60,000
Federal expense (benefit)	0	57,025
	(59,200)	117,025

The Company recorded a tax benefit of $59,200 reflecting an adjustment of state tax accruals related to a change in state tax apportionment factors.

The Company has U.S. federal NOL carryforwards available at March 31, 2013 of approximately $24,000,000 (2012 - $22,000,000) that will begin to expire in 2013. The Company has state net operating loss carryforwards of $16,500,000 (2012 - $18,000,000) that will begin to expire in 2013. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. The foreign taxes paid create a foreign tax credit carryover that will be available to offset federal tax expense in future years, subject to certain limitations. The foreign tax credit carryover expires beginning in 2021.

Utilization of the NOL and any R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code (“IRC”) of 1986 and similar state provisions, due to changes in ownership of the Company that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the date of currently available NOLs from fiscal 1996, the Company has raised capital through the issuance of capital stock using multiple types of securities on multiple occasions which, the Company believes, caused multiple ownership changes as defined by Section 382. The Company has performed a 382 analysis to assess whether ownership changes have occurred which would limit the Company’s utilization of its NOLs and any R&D credits carryforwards. Based on this analysis, the Company determined that no ownership changes have occurred since March 31, 2000. Accordingly, NOL carryforwards generated during the 2001 through 2013 fiscal years, are generally not subject to Section 382 limitations and the Company will be able to utilize such NOLs and any R&D carryforwards provided it generates sufficient future earnings. Future ownership changes may limit the Company’s ability to fully utilize these tax benefits. Accordingly, the Company has recorded the deferred tax assets associated with such federal NOLs, related state NOLs, and R&D tax credits along with a corresponding valuation allowance.

During the year ended March 31, 2010 the Company completed a study of prior year R&D credits and updated its related unrecognized tax benefits. Due to the existence of the valuation allowance, this change and future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

Significant components of the Company’s deferred tax assets as of March 31, 2013 and 2012 are shown below. A valuation allowance of $11,166,000 and $10,705,000 was established at March 31, 2013 and 2012 respectively, to offset the net deferred tax assets as realization is uncertain. When and if the Company can sustain consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

March 31,	2013	2012
	$	$
Deferred tax assets:
Net operating loss carryforwards	9,839,000	9,511,000
Foreign tax credit	263,000	263,000
Research tax credit	1,637,000	1,557,000
Stock-based compensation	70,000	65,000
Accruals and other	146,000	87,000
	11,955,000	11,483,000

Deferred tax liabilities:
Depreciation and amortization	(31,000)	(27,000)
State taxes	(758,000)	(751,000)
	(789,000)	(778,000)
Deferred tax assets	11,166,000	10,705,000
Valuation allowance for deferred tax assets	(11,166,000)	(10,705,000)
Net deferred taxes	–	–

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended March 31, 2013 and 2012 is as follows:

Year ended March 31,	2013	2012
	$	$
Income taxes (benefit) computed at federal statutory rate	(540,000)	459,000
Foreign taxes	–	57,025
Foreign tax credit	–	(57,025)
Permanent book-tax differences	(2,000)	2,025
State income tax expense (benefit), net of federal effect	(141,200)	76,000
True-ups and operating loss expirations, net	163,000	98,000
Change in valuation allowance	461,000	(518,000)
Income tax provision (benefit)	(59,200)	117,025

7. CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of 350,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share. The issued common stock of the Company consisted of 293,186,908 and 293,003,158 common shares as of March 31, 2013 and 2012, respectively. The Company has no shares of preferred stock outstanding at March 31, 2013 or 2012.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

8. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Plan and Awards

The Company has stock options outstanding under its 2005 Equity-Based Compensation Plan covering a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants until 2015. At March 31, 2013 there were options outstanding on 7,145,000 common shares pursuant to the 2005 Plan with options on 2,296,750 shares available for future grant under the 2005 Plan plus any future forfeitures or cancellations from the 2005 Plan options currently outstanding.

Stock-Based Compensation

The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the year ended March 31, 2012 (annualized percentages). No options were granted during the year ended March 31, 2013.

Year Ended March 31, 2012
Volatility	114%
Risk-free interest rate	.028%
Forfeiture rate	1.0%
Dividend yield	0.0%
Expected life in years	2.4
Weighted-average fair value of options granted	$0.014

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

Since the Company has a net operating loss carryforward as of March 31, 2013, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2013. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2013 or 2012 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2013 total estimated compensation cost of options granted but not yet vested was approximately $2,645 and is expected to be recognized over the weighted average period of 0.2 years.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

Stock Option Summary Information

The following table summarizes stock option transactions:

	Shares	Weighted average exercise price	Aggregate Intrinsic Value
	#	$	$
Outstanding March 31, 2011	6,022,500	0.15
Fiscal 2012
Granted	1,845,000	0.02
Exercised	–
Canceled/expired	(512,500)	0.18
Outstanding March 31, 2012	7,355,000	0.09	32,575
Exercisable at March 31, 2012	5,787,500	0.11	8,447
Fiscal 2013
Granted	–
Exercised	(183,750)	0.06
Canceled/expired	(26,250)	0.022
Outstanding March 31, 2013	7,145,000	0.09	552,747
Exercisable at March 31, 2013	6,720,000	0.10	490,567

The following table summarizes the number of options exercisable at March 31, 2013 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2013	Number exercisable at March 31, 2013	Weighted average exercise price	Weighted average remaining contractual life	Weighted average exercise price of options exercisable at March 31, 2013
$	#	#	$	Years	$
$0.022-$0.03	1,740,000	1,315,000	0.023	2.67	0.023
$0.09-$0.115	4,155,000	4,155,000	0.10	0.97	0.10
$0.155	1,250,000	1,250,000	0.155	0.69	0.155

9. SEGMENT INFORMATION

With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) products and services and (2) patent licensing and enforcement. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services and patent licensing and enforcement consists of intellectual property revenues from patent licensing.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

Reportable segment information for the years ended March 31, 2013 and 2012 is as follows:

Year Ended March 31,	2013	2012
	$	$
SEGMENT REVENUES:
Products and services	430,745	626,772
Patent licensing	11,669	4,100,379
	442,414	4,727,151

SEGMENT COST OF REVENUES:
Products and services	335,827	455,395
Patent licensing	326,612	1,412,302
	662,439	1,867,697

RECONCILIATION:
Segment income (loss) before corporate costs	(220,025)	2,859,454
Other corporate operating costs	1,322,471	1,547,357

Operating income (loss) before provision for income taxes	(1,542,496)	1,312,097

As described in Note 2, the Company reclassified $90,000 of operating expenses for fiscal 2012 to patent licensing and litigation costs to conform to the current year presentation thereby reducing the previously reported segment income by the same amount. This reclassification had no effect on previously reported operating income, results of operations or accumulated deficit.

The Company does not have significant assets employed in the patent license segment and does not track capital expenditures, assets, research or selling and administrative costs by reportable segment. Consequently there is no disclosure of this information.

Revenue by geographic region is determined based on the location of the Company’s direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee’s or licensee’s parent home domicile.

Year Ended March 31,	2013	2012
	$	$
United States	11,669	4,100,379
International	430,745	626,772
Total revenue	442,414	4,727,151

Revenues from four customers (31%, 22%, 14% and 11%) each accounted for more than 10% of revenues for the year ended March 31, 2013. Revenues from four licensees (21%, 21%, 22% and 10%) each accounted for more than 10% of revenues for the year ended March 31, 2012. Accounts receivable from three parties comprised 45%, 29% and 10% of net accounts receivable at March 31, 2013. Accounts receivable from three parties comprised 45%, 22% and 14% of net accounts receivable at March 31, 2012.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2013

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

In October 2012 the Company commenced new rounds of enforcement action with respect to its patent portfolio and to date has active a total of fourteen complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of Flash-R portfolio.

Commitment Related to Intellectual Property Legal Services

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

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $5,693 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2013 total $331,484. The Company recognizes rent expense by the straight-line method over the lease term. As of March 31, 2013, deferred rent totaled $28,708.

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of March 31, 2013, the Company made matching contributions totaling $9,603.

