Form 10-Q
period 2013-06-30
E DIGITAL CORP
filed 2013-08-14
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of August 1, 2013 a total of 293,186,908 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	March 31,
	(Unaudited)	2013
	$	$
ASSETS
Current
Cash and cash equivalents	1,802,779	1,741,439
Accounts receivable	53,712	175,930
Inventory	14,266	21,199
Deposits and prepaid expenses	58,559	60,325
Total current assets	1,929,316	1,998,893
Inventory, long-term	63,319	104,031
Property, equipment and intangibles, net of accumulated depreciation and amortization of $170,006 and $168,768, respectively	11,691	12,929
Total assets	2,004,326	2,115,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	129,456	67,297
Accrued and other liabilities	167,942	272,837
Total current liabilities	297,398	340,134

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock, $0.001 par value, authorized 350,000,000, 293,186,908 issued and outstanding each period	293,187	293,187
Additional paid-in capital	82,813,635	82,810,989
Accumulated deficit	(81,399,894)	(81,328,457)
Total stockholders' equity	1,706,928	1,775,719

Total liabilities and stockholders' equity	2,004,326	2,115,853

See notes to interim condensed consolidated financial statements.

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2013	2012
Revenues:	$	$
Products and services	57,458	132,546
Patent license	392,000	–
	449,458	132,546

Operating costs and expenses:
Cost of revenues:
Products and services	108,010	93,777
Patent licensing and litigation costs	112,500	22,500
Contingent legal fees and expenses	15,128	2,690
Selling and administrative	202,387	200,459
Research and development	82,870	146,103
Total operating costs and expenses	520,895	465,529

Operating income (loss) before provision for income taxes	(71,437)	(332,983)
Income tax benefit (expense)	–	–
Income (loss) for the period	(71,437)	(332,983)
Income (loss) per common share - basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding
Basic	293,186,908	293,003,158
Diluted	293,186,908	293,003,158

See notes to interim condensed consolidated financial statements.

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	June 30,
	2013	2012
OPERATING ACTIVITIES	$	$
Loss for period	(71,437)	(332,983)
Adjustments to reconcile (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,239	1,370
Inventory market and reserve adjustment	48,552	–
Warranty provision	383	1,378
Stock-based compensation	2,646	5,085
Changes in assets and liabilities:
Accounts receivable	122,218	88,224
Inventory	(907)	11,252
Deposits and prepaid expenses	1,766	12,645
Accounts payable, trade	62,159	(17,611)
Accrued and other liabilities	(105,279)	(42,808)
Cash provided by (used in) operating activities	61,340	(273,448)

Net increase (decrease) in cash and cash equivalents	61,340	(273,448)
Cash and cash equivalents, beginning of period	1,741,439	3,125,349
Cash and cash equivalents, end of period	1,802,779	2,851,901

See notes to interim condensed consolidated financial statements.

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio including licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices. We are also developing new licenseable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), data distribution and other technologies. The Company also markets the eVU®™ mobile entertainment system for the travel industry.

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2013, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2013 filed on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2013 that are of significance, or potential significance to the Company’s financial statements.

3. INCOME (LOSS) PER SHARE

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options and warrants. These potential dilutive securities were not included in the computation of diluted loss per share for the periods because they are antidilutive, but they could potentially dilute earnings per share in future periods. There was no difference in basic and diluted loss per share or basic and diluted weighted average shares outstanding for the periods presented.

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. We also have finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset. Inventories consisted of the following:

	June 30,	March 31,
	2013	2013
	$	$
Raw materials	37,112	39,249
Work in process	13,669	13,669
Finished goods	38,067	79,635
	88,848	132,553
Reserve for obsolescence	(11,263)	(7,323)
	77,585	125,230
Less current portion	14,266	21,199
Inventory, long term	63,319	104,031

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $128,762 at June 30, 2013 and $84,150 at March 31, 2013.

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

	Three Months Ended
	June 30,
	2013	2012
	$	$
Research and development	849	1,196
Selling and administrative	1,797	3,889
Total stock-based compensation expense	2,646	5,085

As of June 30, 2013 all stock options granted were fully vested.

No stock options were granted during the three-month periods ended June 30, 2013 and 2012.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended
	June 30,
	2013	2012
	$	$
Beginning balance	657	1,093
Warranty provision	383	1,378
Warranty deductions	(592)	(1,838)
Ending balance	448	633

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2013:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2013	293,186,908	293,187	82,810,989	(81,328,457)	1,775,719
Stock-based compensation	–	–	2,646	–	2,646
Loss for the period	–	–	–	(71,437)	(71,437)
Balance, June 30, 2013	293,186,908	293,187	82,813,635	(81,399,894)	1,706,928

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2013	7,145,000	0.0889
Granted	–	–
Exercised	–	–
Canceled/expired	(800,000)	–
Outstanding June 30, 2013	6,345,000	0.0889	$169,000
Exercisable at June 30, 2013	6,345,000	0.0889	$169,000

(1)	Options outstanding are exercisable at prices ranging from $0.02 to $0.155 and expire over the period from 2013 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2013 of $0.104 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding at June 30, 2013 and June 30, 2012.

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

9. SEGMENT INFORMATION

ASC 280 Segment Reporting provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company has two operating segments: (1) products and services and (2) patent licensing and enforcement. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content, warranty and technical support services and patent licensing consists of intellectual property revenues from the Flash-R patent portfolio.

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three months ended June 30, 2013 and 2012 is as follows:

	For the three months ended
	June 30,
	2013	2012
	$	$
SEGMENT REVENUES:
Products and services	57,458	132,546
Patent license	392,000	–
Total revenue	449,458	132,546

SEGMENT COST OF REVENUES:
Products and services	108,010	93,777
Patent licensing and litigation costs	112,500	22,500
Contingent legal fees	15,128	2,690
Total cost of revenues	235,638	118,967

RECONCILIATION:
Segment income (loss) before corporate costs	213,820	13,579
Other corporate operating costs	285,257	346,562
Operating (loss) before provision for income taxes	(71,437)	(332,983)

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

	For the three months ended
	June 30,
	2013	2012
	$	$
United States	392,000	0
International	57,458	132,546
Total revenue	449,458	132,546

Revenues from five licensees comprised 22%, 18%, 18%, 12% and 12% of revenue for the three months ended June 30, 2013, with no other licensee or customer accounting for more than 10% of revenues. Revenues from four customers comprised 34%, 22%, 12% and 11% of revenue for the three months ended June 30, 2012, with no other customer accounting for more than 10% of revenues. Accounts receivable from three customers comprised 50%, 32% and 10% of net accounts receivable at June 30, 2013. Accounts receivable from five customers comprised 36%, 23%, 11%, 11% and 10% of net accounts receivable at June 30, 2012.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

The Company engages in litigation from time to time as part of its Flash-R™ portfolio licensing and enforcement activities.

In September 2012 the Company terminated the legal representation of Duane Morris LLP related to Flash-R™ patent enforcement activities. The Company remains obligated to pay contingency fees up to 40% on certain future royalty payments from previous matters.

In September 2012 the Company engaged Handal and Associates (“Handal”) to provide intellectual property (“IP”) legal services in connection with licensing and prosecuting claims of infringement of the Company’s flash memory patent portfolio (“Patent Enforcement Matters”). Pursuant to a partial contingent fee arrangement, the Company is paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. The Company has agreed to pay Handal a fee equal to 33% of any license fee or settlement related to Patent Enforcement Matters, less prior retainers and expenses, and 40% if litigation is required and successful. The Company may terminate the representation at any time but would be obligated to pay fees and advances.

In October 2012 the Company commenced enforcement action with respect to its patent portfolio and currently has complaints filed in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for our corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $5,693 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at June 30, 2013 total $315,219. The Company recognizes rent expense by the straight-line method over the lease term. As of June 30, 2013, deferred rent totaled $30,254.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2013 was approximately $1.55 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the applicable safe harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of June 30, 2013, the Company made matching contributions totaling $3,904.

11. INCOME TAXES

There is no provision for income taxes for the three months ended June 30, 2013 and 2012 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At June 30, 2013 and 2012, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At June 30, 2013, the Company has no liabilities for uncertain tax positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2013.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing an intellectual property portfolio including licensing and enforcing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices. We also market our eVU®™ mobile entertainment system for the travel industry.

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

Currently, we have active lawsuits filed against parties believed to infringe patents covering the use of our flash memory technologies. In October and November 2012 we commenced enforcement action with respect to our patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. We filed additional complaints from December 2012 through April 2013, and subsequently entered into license and settlement agreements with multiple defendants, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice.

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

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness technologies.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first quarter of fiscal 2014 and during the fiscal years ended March 31, 2013 and 2012. While we have settled and licensed with multiple defendants to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, future events including court rulings and patent reexamination results could have a significant positive or negative impact on future licensing activity. The 2011 Markman ruling could negatively affect licensing efforts and future licensing prospects.

Our eVU in flight entertainment (“IFE”) business remained slow during the first quarter primarily due to increased competition and airline economics. We are unable to predict future sales levels in this market as orders have been and are expected to continue to be sporadic from both existing and new customers.

Management faces challenges for the remainder of fiscal 2014 to execute our plan to increase Flash-R patent portfolio license fees and monetize our Nunchi technology. The 2011 Markman ruling could negatively affect future licensing prospects and could have a significant positive or negative impact on future licensing activity in 2014 and beyond. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the three months ended June 30, 2013 we recognized a net loss before income taxes of $71,437 compared to a net loss before income taxes of $332,983 for the comparable period of the prior fiscal year. Our revenues from products and services were $57,458 for the first three months of fiscal 2014 with $392,000 patent license revenue. This compares to $132,546 for the prior year’s first three months with no patent license revenue reported. We reported increased operating costs and expenses totaling $520,895 in the three months ended June 30, 2013 compared to $465,529 in the comparable period prior primarily due to increased patent license and litigation costs, offset by reduced research and development costs.

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

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended March 31, 2013. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, stock-based compensation, fair values, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

☐ revenue recognition;

☐ stock-based compensation expense;

☐ income taxes; and

☐ inventory reserve

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended June 30, 2013. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2013.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

	Three Months Ended June 30,
	2013		2012
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	57,458	13%	132,546	100%	(75,088)	(57%)
Patent licensing	392,000	87%	–	0%	392,000	0%
	449,458	100%	132,546	100%	316,912	239%
Operating costs and expenses:
Cost of revenues:
Products and services	108,010	24%	93,777	71%	14,233	15%
Patent licensing and litigation costs	112,500	25%	22,500	17%	90,000	400%
Contingent legal fees and expenses	15,128	3%	2,690	2%	12,438	462%
Selling and administrative	202,387	45%	200,459	151%	1,928	1%
Research and development	82,870	18%	146,103	111%	(63,233)	(43%)
	520,895	116%	465,529	351%	55,366	12%
Operating (loss) before provision for income taxes	(71,437)	(16%)	(332,983)	(251%)	261,546	(79%)

(Loss) Before Income Taxes

We reported a net loss before income taxes of $71,437 for the three months ended June 30, 2013 compared to a net loss of $332,983 for the comparable period of the prior year due primarily due to increased patent license settlements in the current year.

Revenues

Revenues increased during first fiscal quarter of 2014 compared to the same quarter of the prior fiscal year due to new license arrangements. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:

☐	the dollar amount of agreements executed each period, which is primarily driven by the magnitude of infringement associated with a specific licensee;
☐	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments; and
☐	fluctuations in the number of agreements executed.

In the future the following additional factors could also impact revenue variability:

•	the effect of court and USPTO rulings and decisions;
•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;
•	the timing of the receipt of periodic license fee payments and/or reports from licensees.

We are pursuing new eVU business and targeting new patent licensees but our results will continue to be dependent on the timing and quantity of eVU orders and the timing and amount of future patent licensing arrangements, if any.

Operating Costs and expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended June 30, 2013, operating costs and expenses increased by $55,366 compared to the same period in the prior year:

Patent licensing legal costs related to Flash-R portfolio enforcement were $127,628 at June 30, 2013 compared to $25,190 in the prior year’s first quarter. The $102,438 increase is primarily the result of non-continent legal fees of $90,000 in the current period with no comparable fee in the same period in the prior year due to a change in legal representation. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses. Prior to fiscal 2013 substantially all patent licensing cost of revenues consisted of contingent legal fees and costs. We reclassified $22,500 of operating expenses for the period ended June 30, 2012 to patent licensing and litigation costs to conform to the current year presentation. This reclassification had no effect on previously reported operating income, results of operations or accumulated deficit.

Cost of revenues associated with products and services increased from $93,777 in the prior year’s first quarter to $108,010 in the current year. The increase is primarily due to a lower-of-cost-or-market adjustment to inventory in the current period of $44,612 and an increase to the reserve for obsolete inventory of $3,940, offset by a $6,414 decrease in salaries expense in the current year, and a $13,747 decrease in supplies expense as compared to the same period of the prior year.

Selling and administrative costs for the three months ended June 30, 2013 increased by $1,928 compared to the same period in the year prior. The increase is primarily due to increased consulting fees of $33,695 as compared to $24,000 in the same period of the prior year, offset by a $2,641 reduction in rent and related expenses and a $6,430 reduction in office and selling expenses. The current period included a $1,797 expense for noncash stock-based compensation expense compared to $3,889 for the prior year’s first quarter.

Research and related expenses decreased by $63,233 primarily due to $48,370 reduction in legal fees related to the patent reexamination completed in the prior year. The current period included an $849 expense for noncash stock-based compensation expense compared to $1,196 in the prior year’s first quarter. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

(Loss)

The net loss for the three months ended June 30, 2013 was $71,437. The net loss for the prior comparable first quarter was $332,983.

Liquidity and Capital Resources

At June 30, 2013, we had working capital of $1,631,918 compared to a working capital of $1,658,759 at March 31, 2013. At June 30, 2013 we had cash on hand of $1,802,779.

Operating Activities

Cash provided by operating activities was $61,340 for the three months ended June 30, 2013. Cash provided by operating activities included the net loss of $71,437 decreased by net non-cash expenses of $52,819 primarily consisting of an inventory market and reserve adjustment of $48,552. Major components providing operating cash were a reduction of $122,218 in accounts receivable and an increase of $62,159 in accounts payable. A major component reducing operating cash included a decrease of $105,279 in accrued and other liabilities.

Cash used by operating activities was $273,448 for the three months ended June 30, 2012. Cash used by operating activities included the net loss of $332,983 decreased by net non-cash expenses of $7,833. A major component providing operating cash was a reduction of $88,224 in accounts receivable. Major components reducing operating cash included a decrease of $42,808 in accrued and other liabilities and a decrease of $17,611 in accounts payable.

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

Financing Activities

There were no cash financing activities during the three months ended June 30, 2013 and 2012.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At June 30, 2013 we had no significant purchase commitments for product and components.

We have future lease commitments on our current facility as more fully described in our accompanying interim condensed consolidated financial statements.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at June 30, 2013 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of its Flash-R™ portfolio licensing and enforcement activities. In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies. The Company filed additional complaints from December 2012 through April 2013, and subsequently entered into license and settlement agreements with multiple defendants, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice.

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

Date: August 14, 2013

