Form 10-Q
period 2013-09-30
E DIGITAL CORP
filed 2013-11-13
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013 a total of 293,186,908 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	March 31,
	(Unaudited)	2013
	$	$
ASSETS
Current
Cash and cash equivalents	1,355,698	1,741,439
Accounts receivable	59,125	175,930
Inventory	13,044	21,199
Deposits and prepaid expenses	67,537	60,325
Total current assets	1,495,404	1,998,893
Inventory, long-term	63,319	104,031
Property, equipment and intangibles, net of accumulated depreciation and amortization of $170,957 and $168,768, respectively	10,740	12,929
Total assets	1,569,463	2,115,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	78,596	67,297
Accrued and other liabilities	194,052	272,837
Total current liabilities	272,648	340,134

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,186,908 shares issued and outstanding each period	293,187	293,187
Additional paid-in capital	82,813,635	82,810,989
Accumulated deficit	(81,810,007)	(81,328,457)
Total stockholders' equity	1,296,815	1,775,719

Total liabilities and stockholders' equity	1,569,463	2,115,853

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$
Revenues:
Products and services	67,004	122,949	124,462	255,495
Patent license	34,725	2,000	426,725	2,000
	101,729	124,949	551,187	257,495

Operating costs and expenses:
Cost of revenues:
Products and services	62,587	99,348	170,597	193,125
Patent licensing and litigation costs	112,500	52,500	225,000	75,000
Contingent legal fees and expenses	14,765	800	29,893	3,490
Selling and administrative	243,840	179,442	446,227	379,901
Research and related expenditures	78,150	168,864	161,020	314,967
Total operating costs and expenses	511,842	500,954	1,032,737	966,483

Operating loss before provision for income taxes	(410,113)	(376,005)	(481,550)	(708,988)
Income tax benefit (expense)	–	–	–	–
Loss for the period	(410,113)	(376,005)	(481,550)	(708,988)
Loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding Basic and diluted	293,186,908	293,003,158	293,186,908	293,003,158

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	September 30,
	2013	2012
OPERATING ACTIVITIES	$	$
Loss for period	(481,550)	(708,988)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	2,189	2,741
Inventory market and reserve adjustment	48,552	22,731
Warranty provision	353	1,378
Stock-based compensation	2,646	10,546
Changes in assets and liabilities:
Accounts receivable	116,805	46,239
Inventory	315	16,140
Deposits and prepaid expenses	(7,212)	21,674
Accounts payable, trade	11,300	31,690
Accrued and other liabilities	(79,139)	(23,108)
Cash used in operating activities	(385,741)	(578,957)
Net decrease in cash and cash equivalents	(385,741)	(578,957)
Cash and cash equivalents, beginning of period	1,741,439	3,125,349
Cash and cash equivalents, end of period	1,355,698	2,546,392

See notes to interim condensed consolidated financial statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio including licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices. We are also developing new licenseable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), data distribution and other technologies. The Company also markets the eVU® mobile entertainment system for the travel industry.

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2013, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2013 filed on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended September 30, 2013 that are of significance, or potential significance to the Company’s financial statements.

3. LOSS PER SHARE

Basic loss per common share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options and warrants. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. These securities were not included in the computation of diluted loss per share for the periods because they are antidilutive, but they could potentially dilute earnings per share in future periods. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the periods presented potential dilutive securities were not included in the computation of diluted loss per share because they had no effect or were antidilutive, but they could potentially dilute earnings per share in future periods. There was no difference in basic and diluted loss per share or basic and diluted weighted average shares outstanding for the periods presented.

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. We also have finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset. Inventories consisted of the following:

	September 30,	March 31,
	2013	2013
	$	$
Raw materials	35,890	39,249
Work in process	13,669	13,669
Finished goods	38,067	79,635
	87,626	132,553
Reserve for obsolescence	(11,263)	(7,323)
	76,363	125,230
Less current portion	13,044	21,199
Inventory, long term	63,319	104,031

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $128,762 at September 30, 2013 and $84,150 at March 31, 2013, respectively. The Company made a lower of cost or market adjustment during the six months ended September 30, 2013 of $44,612 to reflect decreased product demand.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$
Research and development	–	1,196	849	2,392
Selling and administrative	–	4,265	1,797	8,154
Total stock-based compensation expense	–	5,461	2,646	10,546

As of September 30, 2013 all stock options granted were fully vested.

No stock options were granted during the three or six-month periods ended September 30, 2013 and 2012.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$
Beginning balance	448	633	657	1,093
Warranty provision	(30)	1,064	353	1,378
Warranty usage	(180)	(1,329)	(772)	(2,103)
Ending balance	238	368	238	368

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2013:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2013	293,186,908	293,187	82,810,989	(81,328,457)	1,775,719
Stock-based compensation	–	–	2,646		2,646
Loss for the period	–	–	–	(481,550)	(481,550)
Balance, September 30, 2013	293,186,908	293,187	82,813,635	(81,810,007)	1,296,815

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2013	7,145,000	0.09
Granted	–
Exercised	–
Canceled/expired	(1,300,000)	–
Outstanding September 30, 2013	5,845,000	0.09	$70,694
Exercisable at September 30, 2013	5,845,000	0.09	$70,694

(1)	Options outstanding are exercisable at prices ranging from $0.02 to $0.155 and expire over the period from 2013 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2013 of $0.0631 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding at September 30, 2013 and September 30, 2012.

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

9. SEGMENT INFORMATION

ASC 280 Segment Reporting provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company has two operating segments: (1) products and services and (2) patent licensing. Products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content and support services and patent licensing consists of intellectual property revenues from the Flash-R™ patent portfolio.

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and six months ended September 30, 2013 and 2012 is as follows:

	For the three months ended September 30,		For the six months ended September 30,
	2013 $	2012 $	2013 $	2012 $
SEGMENT REVENUES:
Products and services	67,004	122,949	124,462	255,495
Patent licensing	34,725	2,000	426,725	2,000
Total revenue	101,729	124,949	551,187	257,495

SEGMENT COST OF REVENUES:
Products and services	62,587	99,348	170,597	193,125
Patent licensing and litigation costs	112,500	52,500	225,000	75,000
Contingent legal fees	14,765	800	29,893	3,490
Total cost of revenues	189,852	152,648	425,490	271,615

RECONCILIATION:
Segment income (loss) before corporate costs	(88,123)	(27,699)	125,697	(14,120)
Other corporate operating costs	321,990	348,306	607,247	694,868
Operating (loss) before provision for income taxes	(410,113)	(376,005)	(481,550)	(708,988)

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$
United States	34,725	2,000	426,725	2,000
International	67,004	122,949	124,462	255,495
Total revenue	101,729	124,949	551,187	257,495

Revenues from five licensees comprised 18%, 15%, 15%, 10% and 10% of revenue for the six months ended September 30, 2013, with no other licensee or customer accounting for more than 10% of revenues. Revenues from five licensees comprised 33%, 22%, 12%, 10% and 10% of revenue for the six months ended September 30, 2012, with no other customer accounting for more than 10% of revenues. Accounts receivable from three customers comprised 44%, 40% and 12% of net accounts receivable at September 30, 2013. Accounts receivable from two customers comprised 48%, 22% of net accounts receivable at September 30, 2012.

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

The Company is required in the normal course of business to engage in litigation to enforce its patents and patent rights. In October 2012 the Company commenced enforcement action with respect to its patent portfolio and currently has multiple complaints filed in the U.S. District Court for the Southern District of California, asserting that products made and sold by defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies. As a result of its enforcement actions, it is possible that the Company could become subject to claims, counterclaims, legal actions or court sanctions in the future. No material such actions or matters are currently pending against the Company.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $5,693 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,157 in the forty-ninth through sixty-second months. Future lease commitments at September 30, 2013 total $298,137. The Company recognizes rent expense by the straight-line method over the lease term. As of September 30, 2013, deferred rent totaled $30,983.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2013 was approximately $1.1 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of September 30, 2013, the Company made matching contributions totaling $7,869.

11. INCOME TAXES

There is no provision for income taxes for the six months ended September 30, 2013 and 2012 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At September 30, 2013, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At September 30, 2013, the Company has no liabilities for uncertain tax positions.

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

In September 2012 we announced that the United States Patent and Trademark Office (USPTO) had completed the reexamination of the ‘774 and our. U.S. Patent No. 5,742,737 (the ‘737). While we were required to supplement one claim of the ‘737 patent and modify certain claims of the ‘774 patent, we believe the reexam process reaffirmed important patent claims as we continue our Flash-R™ patent portfolio monetization activities.

In June 2013, the defendants of the current string of Flash-R™ enforcement litigation filed a joint motion asking the U.S. District Court for the Southern District of California to prevent the Company from relitigating the meaning of certain terms of the Company’s U.S. Patent No. ‘774 and U.S. Patent No. 5,839,108 (“the ‘108 patent”). In August 2013, a judge ruled in favor of the defendants for application of the collateral estoppels doctrine, resulting in the adoption of the meaning of certain terms of the ‘774 as defined by the judge in the Company’s 2010 Colorado litigation. In October 2013, the Company filed an appeal to the Federal Circuit Court of Appeals, formally challenging the ruling. The ruling could adversely impact the Company’s efforts to establish patent infringement of certain claims by certain defendants of the ‘774 patent and the ‘108 patent. We believe the ruling has no impact on the Company’s assertions of patent infringement against the defendants under the ‘737 and U.S. Patent No. 5,842,170.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness technologies.

Our business is high risk in nature. There can be no assurance we can achieve sufficient eVU or patent license revenues to attain profitability. We continue to be subject to the risks normally associated with introducing new products, services and technologies, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first six months of fiscal 2014 and during the fiscal years ended March 31, 2013 and 2012. While we have settled and licensed with more than 25 defendants to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, with such settlements to date being based, we believe, on the strength of our patent claims and the validity and persuasive evidence and clarity that our patents are being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, future events including court rulings and patent reexamination results could have a significant positive or negative impact on future licensing activity. The 2011 Markman ruling and the 2013 collateral estoppel ruling could negatively affect licensing efforts and future licensing prospects.

Our eVU in flight entertainment (“IFE”) business remained slow during the first six months. We are unable to predict future sales levels in this market as orders have been and are expected to continue to be sporadic from both existing and new customers because of increased competition from personal devices and airline economics

Management faces challenges for the remainder of fiscal 2014 to execute our plan to increase Flash-R patent portfolio license fees and monetize our Nunchi technology. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the six months ended September 30, 2013 we recognized a net loss of $481,550 compared to a net loss of $708,988 for the comparable period of the prior fiscal year. Our revenues were $551,187 for the first six months of fiscal 2014 including $426,725 of patent license revenue. This compares to revenues of $257,495 for the prior year’s first six months including $2,000 of patent license revenue. We reported increased operating expenses totaling $1,032,737 in the six months ended September 30, 2013 compared to $966,483 for the same period of the prior year. The increase of $66,254 is attributed primarily to annual meeting costs of $55,349 in the current period with no comparable expense in the same period of the prior year.

Our cash operating costs average approximately $135,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters. We expect to incur losses in the future until product, service and/or licensing revenues are sufficient to sustain continued profitability.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2013. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, stock-based compensation, fair values, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense;
•	income taxes; and
•	inventory reserve

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended September 30, 2013. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2013.

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended September 30,
	2013	% of		2012	% of		Change
	Dollars	Revenue		Dollars	Revenue		Dollars	%
Revenues:
Products and services	67,004	66%		122,949	98%		(55,945)	(46%	)
Patent licensing	34,725	34%		2,000	2%		32,725	1636%
	101,729	100%		124,949	100%		(23,220)	(19%	)
Operating costs and expenses:
Cost of revenues:
Products and services	62,587	61%		99,348	80%		(36,761)	(37%	)
Patent licensing and litigation costs	112,500	111%		52,500	42%		60,000	114%
Contingent legal fees and expenses	14,765	14%		800	1%		13,965	1746%
Selling and administrative	243,840	240%		179,442	144%		64,398	36%
Research and development	78,150	77%		168,864	135%		(90,714)	(54%	)
	511,842	503%		500,954	401%		10,888	2%
Operating (loss) before provision for income taxes	(410,113)	(403%	)	(376,005)	(301%	)	(34,108)	9%

Loss Before Income Taxes

We reported a net loss before income taxes of $410,113 for the three months ended September 30, 2013 compared to a net loss before income taxes of $376,005 for the comparable period of the prior year due primarily to reduced product and services revenue in the current year.

Revenues

Revenues decreased during the most recent fiscal quarter (second quarter of fiscal 2014) compared to the same quarter of the prior fiscal year as the result of reduced product and service sales activity due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix. We expect product and service revenues to decline in future quarters due to no significant new customers or product sales and reduced service revenues from ongoing customers.

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

Operating Costs and expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended September 30, 2013, operating costs and expenses increased by $10,888 compared to the same period in the prior year.

Patent licensing legal costs related to Flash-R portfolio enforcement were $112,500 at September 30, 2013 compared to $52,500 in the prior year’s second quarter. The $60,000 increase is the result of non-contingent legal fees of $90,000 in the current period as compared to $30,000 in the same period in the prior year due to a change in legal representation. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses. Prior to fiscal 2013 substantially all patent licensing cost of revenues consisted of contingent legal fees and costs. We reclassified $52,500 of operating expenses for the period ended September 30, 2012 to patent licensing and litigation costs to conform to the current year presentation. This reclassification had no effect on previously reported operating income, results of operations or accumulated deficit.

Cost of revenues associated with products and services decreased from $99,348 in the prior year’s second quarter to $62,587 in the current year. The $36,761 decrease is primarily due to a lower-of-cost-or-market adjustment to inventory in the prior period of $18,691 with no comparable expense in the current year, and a decrease of salaries expense in the current year of $10,965 as compared to the same period of the prior year.

Selling and administrative costs for the three months ended September 30, 2013 increased by $64,398 compared to the same period in the year prior. The current period included $55,349 for annual meeting costs with no comparable expense in the same period of the prior year comparable period. The prior year’s second quarter included $4,265 for noncash stock-based compensation expense with no comparable expense in the current period.

Research and related expenses decreased by $90,714 primarily due to $53,209 reduction in legal fees related to the patent reexamination completed in the prior year, $17,345 reduction in other patent related legal fees, and a decrease of salaries and related benefits expenses in the current year of $19,738 as compared to the same period in the prior year. The prior year’s second quarter included $1,196 for noncash stock-based compensation expense with no comparable expense in the current period. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Six months ended September 30, 2013 compared to the six months ended September 30, 2012

	Six Months Ended September 30,
	2013	% of		2012	% of		Change
	Dollars	Revenue		Dollars	Revenue		Dollars	%
Revenues:
Product and services	124,462	23%		255,495	99%		(131,033)	(51%	)
Patent licensing	426,725	77%		2,000	1%		424,725	21236%
	551,187	100%		257,495	100%		293,692	114%
Operating costs and expenses:
Products and services	170,597	31%		193,125	75%		(22,528)	(12%	)
Patent licensing and litigation costs	225,000	41%		75,000	29%		150,000	200%
Contingent legal fees and expenses	29,893	5%		3,490	1%		26,403	757%
Selling and administrative	446,227	81%		379,901	148%		66,326	17%
Research and related	161,020	29%		314,967	122%		(153,947)	(49%	)
	1,032,737	187%		966,483	375%		66,254	7%
Operating (loss) before provision for income taxes	(481,550)	(87%	)	(708,988)	(275%	)	227,438	(32%	)

Loss Before Income Taxes

The loss before income taxes of $481,550 for the six months ended September 30, 2013 resulted primarily from increased patent licensing and litigation costs and reduced revenue from products and services.

Revenues

Revenues increased during the most recent six months compared to the same period of the prior fiscal year due to the increase in patent license revenue from $2,000 to $426,725. We currently have one licensee reporting periodic royalties. One such payment was recognized in the quarter ended September 30, 2013 and one in the same period of the prior year. All other royalties have been one-time fully paid up royalties. Service revenues vary depending on repair and content services provided to a changing customer mix. eVU product sales activity have been slow and sporadic due to airline industry economics including rapid consumer adoption of portable devices, with airlines curtailing expansion and new projects. Our product sales for the first six months are not necessarily indicative of future orders and we had no significant product backlog at September 30, 2013. Our service agreements and terms vary with each customer and there is no assurance in the current airline environment that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues. We are pursuing new eVU and other technology business but our results will continue to be dependent on the timing and quantity of eVU orders and timing and amount of any patent licensing arrangements.

Operating Costs and expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the six months ended September 30, 2013, operating costs and expenses increased by $66,254 compared to the same period in the prior year.

Patent licensing legal costs related to the Flash-R portfolio enforcement were $225,000 for the six months ended September 30, 2013 compared to $75,000 for the same period in the prior year. The $150,000 increase is primarily due to a change in legal representation in September 2012. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses. Prior to fiscal 2013 substantially all patent licensing cost of revenues consisted of contingent legal fees and costs. We reclassified $75,000 of operating expenses for the six months ended September 30, 2012 to patent licensing and litigation costs to conform to the current year presentation. This reclassification had no effect on previously reported operating income, results of operations or accumulated deficit.

Selling and administrative costs for the six months ended September 30, 2013 increased by $66,326 compared to the same period in the year prior. The current period included $55,349 for annual meeting costs with no comparable expense in the same period of the prior year.

Research and related expenses decreased by $153,947 due primarily to $118,924 of decreased patent related costs and $33,165 of decreased salaries and related benefits expense. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Liquidity and Capital Resources

At September 30, 2013, we had working capital of $1,222,756 compared to working capital of $1,658,759 at March 31, 2013. At September 30, 2013 we had cash on hand of $1,355,698.

Operating Activities

Cash used by operating activities was $385,741 for the six months ended September 30, 2013. Cash used by operating activities included the net loss of $481,550 decreased by net non-cash expenses of $53,740. Major components providing operating cash were a decrease of $116,805 in accounts receivable, a decrease of $48,867 in inventory including lower-of-cost or market and reserve adjustments of $48,552, and an increase of $11,300 in accounts payable. A major component reducing operating cash was a decrease of $79,139 in accrued and other liabilities.

Cash used by operating activities was $578,957 for the six months ended September 30, 2012. Cash used by operating activities included the net loss of $708,988 decreased by net non-cash expenses of $14,665. Major components providing operating cash were a decrease of $46,239 in accounts receivable, a decrease of $38,871 in inventory including a lower-of cost or market adjustment of $18,691, and an increase of $31,690 in accounts payable. A major component reducing operating cash was a decrease of $23,108 in accrued and other liabilities.

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

Financing Activities

There were no cash financing activities during the six months ended September 30, 2013 and 2012.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At September 30, 2013 we had no significant purchase commitments for product and components.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at September 30, 2013 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Date:   November 13, 2013

