Form 10-Q
period 2013-12-31
E DIGITAL CORP
filed 2014-02-12
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] Yes   [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of February 10, 2014 a total of 293,186,908 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013	3

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012	5

Notes to Interim Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	March 31,
	(Unaudited)	2013
	$	$
ASSETS
Current
Cash and cash equivalents	2,044,502	1,741,439
Accounts receivable	61,509	175,930
Inventory	14,909	21,199
Deposits and prepaid expenses	36,550	60,325
Total current assets	2,157,470	1,998,893
Inventory, long-term	39,987	104,031
Property, equipment and intangibles, net of accumulated depreciation and amortization of $134,104 and $168,768, respectively	11,448	12,929
Total assets	2,208,905	2,115,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	83,386	67,297
Accrued and other liabilities	129,911	272,837
Total current liabilities	213,297	340,134

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,186,908 shares issued and outstanding each period	293,187	293,187
Additional paid-in capital	82,813,635	82,810,989
Accumulated deficit	(81,111,214)	(81,328,457)
Total stockholders' equity	1,995,608	1,775,719

Total liabilities and stockholders' equity	2,208,905	2,115,853

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues:	$	$	$	$
Products and services	58,867	79,072	183,329	334,567
Patent license	1,227,500	0	1,654,225	2,000
	1,286,367	79,072	1,837,554	336,567

Operating costs and expenses:
Cost of revenues:
Products and services	83,925	72,721	254,522	265,846
Patent licensing and litigation costs	112,500	90,000	337,500	165,000
Contingent legal fees and expenses	119,004	0	148,897	3,490
Selling and administrative	179,708	178,884	625,935	558,785
Research and related expenditures	77,436	131,161	238,456	446,128
Total operating costs and expenses	572,573	472,766	1,605,310	1,439,249

Operating income (loss) before provision for income taxes	713,794	(393,694)	232,244	(1,102,682)
Income tax benefit (expense)	(15,000)	59,200	(15,000)	59,200
Income (loss) for the period	698,794	(334,494)	217,244	(1,043,482)
Income (loss) per common share - basic and diluted	0.00	(0.00)	0.00	(0.00)

Weighted average common shares outstanding
Basic and diluted	293,186,908	293,008,407	293,186,908	293,005,172

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31,
	2013	2012
OPERATING ACTIVITIES	$	$
Income (loss) for period	217,244	(1,043,482)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,104	4,077
Inventory market and reserve adjustment	67,104	26,584
Warranty provision	338	3,450
Stock-based compensation	2,646	16,402
Changes in assets and liabilities:
Accounts receivable	114,421	46,393
Inventory	3,230	24,098
Deposits and prepaid expenses	23,775	(20,950)
Accounts payable, trade	16,089	(26,843)
Accrued and other liabilities	(143,265)	(104,776)
Cash provided by (used in) operating activities	304,686	(1,075,047)

INVESTING ACTIVITIES
Purchase of equipment	(1,623)	–
Cash used in investing activities	(1,623)	–
FINANCING ACTIVITIES
Proceeds from exercise of stock options	–	495
Cash provided by financing activities	–	495
Net increase (decrease) in cash and cash equivalents	303,063	(1,074,552)
Cash and cash equivalents, beginning of period	1,741,439	3,125,349
Cash and cash equivalents, end of period	2,044,502	2,050,797

See notes to interim condensed consolidated financial statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio including (a) licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing new licensable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), data distribution and other technologies. The Company also markets its eVU® mobile entertainment system and services for the travel industry.

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2013, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2013 filed on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended December 31, 2013 that are of significance, or potential significance, to the Company’s financial statements.

3. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. These securities were not included in the computation of diluted income (loss) per share for the periods because they are antidilutive or of no effect, but they could potentially dilute earnings per share in future periods. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the periods presented potential dilutive securities were not included in the computation of diluted income (loss) per share because they had no effect or were antidilutive, but they could potentially dilute earnings per share in future periods. There was no difference in basic and diluted income (loss) per share or basic and diluted weighted average shares outstanding for the periods presented.

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. We also have finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset. Inventories consisted of the following:

	December 31,	March 31,
	2013	2013
	$	$
Raw materials	38,728	39,249
Work in process	13,669	13,669
Finished goods	32,134	79,635
	84,531	132,553
Reserve for obsolescence	(29,635)	(7,323)
	54,896	125,230
Less current portion	14,909	21,199
Inventory, long term	39,987	104,031

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $128,762 at December 31, 2013 and $84,150 at March 31, 2013, respectively. The Company made a lower of cost or market adjustment during the nine months ended December 31, 2013 of $44,612 to reflect decreased product demand.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
Research and development	–	1,196	849	3,588
Selling and administrative	–	4,660	1,797	12,814
Total stock-based compensation expense	–	5,856	2,646	16,402

As of December 31, 2013 all stock options outstanding were fully vested.

No stock options were granted during the three or nine month periods ended December 31, 2013.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
Beginning balance	238	368	657	1,093
Warranty provision	(15)	1,008	338	3,450
Warranty deductions	(188)	(1,002)	(960)	(4,169)
Ending balance	35	374	35	374

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2013:

	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
		$	$	$	$
Balance, April 1, 2013	293,186,908	293,187	82,810,989	(81,328,458)	1,775,718
Stock-based compensation	–	–	2,646	–	2,646
Net income for the period	–	–	–	217,244	217,244
Balance, December 31, 2013	293,186,908	293,187	82,813,635	(81,111,214)	1,995,608

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2013	7,145,000	0.09
Granted	–	–
Exercised	–	–
Canceled/expired	(2,850,000)	–
Outstanding December 31, 2013	4,295,000	0.0653	$98,360
Exercisable at December 31, 2013	4,295,000	0.0653	$98,360

(1)	Options outstanding are exercisable at prices ranging from $0.022 to $0.11 and expire over the period from 2014 to 2015.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2013 of $0.079 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding as of December 31, 2013 and March 31, 2013.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and nine months ended December 31, 2013 and 2012 is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2013	2012	2013	2012
	$	$	$	$
SEGMENT REVENUES:
Products and services	58,867	79,072	183,329	334,567
Patent licensing	1,227,500	–	1,654,225	2,000
Total revenue	1,286,367	79,072	1,837,554	336,567

SEGMENT COST OF REVENUES:
Products and services	83,925	72,721	254,522	265,846
Patent licensing and litigation costs	112,500	90,000	337,500	165,000
Contingent legal fees and expenses	119,004	–	148,897	3,490
Total cost of revenues	315,429	162,721	740,919	434,336

RECONCILIATION:
Segment income (loss) before corporate costs	970,938	(83,649)	1,096,635	(97,769)
Other corporate operating costs	257,144	310,045	864,391	1,004,913
Operating income (loss) before provision for income taxes	713,794	(393,694)	232,244	(1,102,682)

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

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
United States	1,227,500	–	1,654,225	2,000
International	58,867	79,072	183,329	334,567
Total revenue	1,286,367	79,072	1,837,554	336,567

Revenues from four licensees comprised 13%, 11%, 11% and 11% of revenue for the nine months ended December 31, 2013, with no other licensee or customer accounting for more than 10% of revenues. Revenues from five customers comprised 31%, 22%, 13%, 11% and 10% of revenue for the nine months ended December 31, 2012, with no other licensee or customer accounting for more than 10% of revenues. Accounts receivable from two customers comprised 52% and 37% of net accounts receivable at December 31, 2013. Accounts receivable from four customers comprised 32%, 29%, 13% and 11% of net accounts receivable at December 31, 2012.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company commenced Flash-R™ portfolio licensing and enforcement activities in 2007 and engages in litigation from time to time to enforce its rights.

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

The Company, in the normal course of business, engages in litigation to enforce its patents and patent rights. In October 2012 and December 2013, the Company commenced pending enforcement actions with respect to its patent portfolio and has multiple complaints filed in the U.S. District Court for the Southern District of California, asserting that products made and sold by defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies. As a result of its enforcement actions, it is possible that the Company could become subject to claims, counterclaims, legal actions or court sanctions in the future. No material such actions or matters are currently pending against the Company.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $4,879 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,157 in the forty-ninth through sixty-second months. Future lease commitments at December 31, 2013 total $281,059. The Company recognizes rent expense by the straight-line method over the lease term. As of December 31, 2013, deferred rent totaled $31,715.

Concentration of Credit Risk and Sources of Supply

The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at December 31, 2013 was approximately $1.8 million. The Company has not experienced any losses in such accounts.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of December 31, 2013, the Company made matching contributions totaling $11,786.

11. INCOME TAXES

At December 31, 2013, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2013, the Company has no liabilities for uncertain tax positions.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing an intellectual property portfolio including (a) licensing and enforcing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing new licenseable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), data distribution and other technologies. We also market our eVU® mobile entertainment system and services for the travel industry.

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

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. We commenced legal enforcement actions in 2007 and since September 2012, the law firm of Handal and Associates has been handling our patent enforcement matters on a partial contingent fee basis.

Currently, we have active lawsuits filed against parties believed to infringe patents covering the use of our flash memory technologies. In October and November 2012 we commenced enforcement action with respect to our patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. We filed additional complaints from December 2012 through December 2013, and subsequently entered into license and settlement agreements with multiple defendants, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice.

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

In June 2013, the defendants of the current string of Flash-R™ enforcement litigation filed a joint motion asking the U.S. District Court for the Southern District of California to prevent the Company from relitigating the meaning of certain terms of the Company’s U.S. Patent No. ‘774 and U.S. Patent No. 5,839,108 (“the ‘108 patent”). In August 2013, a judge ruled in favor of the defendants for application of the doctrine of collateral estoppel, resulting in the adoption of the meaning of certain terms of the ‘774 as defined by the judge in the Company’s 2010 Colorado litigation. In October 2013, the Company filed an appeal to the Federal Circuit Court of Appeals, formally challenging the ruling. The ruling could adversely impact the Company’s efforts to establish patent infringement of certain claims by certain defendants of the ‘774 patent and the ‘108 patent. We believe the ruling has no impact on the Company’s assertions of patent infringement against the defendants under the ‘737 and U.S. Patent No. 5,842,170.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness and advanced data security technologies.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the first nine months of fiscal 2014 and during the fiscal years ended March 31, 2013 and 2012. While we have settled and licensed with more than 35 defendants since 2007 to date, there is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, with such settlements to date being based, we believe, on the strength of our patent claims and the validity and persuasive evidence and clarity that our patents are being infringed. Although we believe we have been successful in early licensing by demonstrating the strength, validity and clarity of our patent claims, future events including court rulings and patent reexamination results could have a significant positive or negative impact on future licensing activity. The 2011 Markman ruling and the 2013 collateral estoppel ruling could negatively affect licensing efforts and future licensing prospects.

Our eVU IFE business remained slow during the first nine months of fiscal 2014. We are unable to predict future sales levels in this market as orders have been and are expected to continue to be sporadic from both existing and new customers because of increased competition from personal devices and airline economics.

Management faces challenges for the remainder of fiscal 2014 to execute our plan to increase Flash-R patent portfolio license fees and monetize our our Nunchi and microSignet technologies. The failure to obtain additional patent license revenues or eVU orders or delays of orders or production delays could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any. We may also face unanticipated technical or manufacturing obstacles and face warranty and other risks in our business.

For the nine months ended December 31, 2013 we recognized net income before income taxes of $232,244 compared to a net loss before income taxes of $1,102,682 for the comparable period of the prior fiscal year. Our revenues were $1,837,554 for the first nine months of fiscal 2014 including $1,654,225 of patent license revenue. This compares to revenues of $336,567 for the prior year’s first nine months with $2,000 of patent license revenue reported. We reported increased operating expenses totaling $1,605,310 in the nine months ended December 31, 2013 compared to $1,439,249 in the comparable period prior primarily due to increased patent-related legal costs.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended December 31, 2013. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2013.

Results of Operations

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

	Three Months Ended December 31,
	2013		2012
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	58,867	5%	79,072	100%	(20,205)	(26%)
Patent licensing	1,227,500	95%	–	0%	1,227,500	0%
	1,286,367	100%	79,072	100%	1,207,295	1527%
Operating costs and expenses:
Cost of revenues:
Products and services	83,925	7%	72,721	92%	11,204	15%
Patent licensing and litigation costs	112,500	9%	90,000	114%	22,500	25%
Contingent legal fees and expenses	119,004	9%	–	0%	119,004	0%
Selling and administrative	179,708	14%	178,884	226%	824	0%
Research and development	77,436	6%	131,161	166%	(53,725)	(41%)
	572,573	45%	472,766	598%	99,807	21%
Operating income (loss) before provision for income taxes	713,794	55%	(393,694)	(498%)	1,107,488	(281%)

Income (Loss) Before Income Taxes

We reported a net income before income taxes of $713,794 for the three months ended December 31, 2013 compared to a net loss before income taxes of $393,694 for the comparable period of the prior year due to increased patent license settlements in the current year.

Revenues

Revenues increased during the most recent fiscal quarter (Q3 of fiscal 2014) compared to the same quarter of the prior fiscal year due to increased license arrangement activity. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix. We expect product and service revenues to decline in future quarters due to no significant new customers or product sales and reduced service revenues from ongoing customers.

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

We are pursuing new eVU business and targeting new patent licensees but our results will continue to be dependent primarily on the timing and amount of future patent licensing arrangements, if any.

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended December 31, 2013, operating costs and expenses increased by $99,807 compared to the same period in the prior year.

Patent licensing legal costs related to Flash-R portfolio enforcement were $112,500 at December 31, 2013 compared to $90,000 in the prior year’s third quarter. The $22,500 increase is the result of patent-related consulting fees of $22,500 in the current period with no comparable expense in the same period in the prior year. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses. Prior to fiscal 2013 substantially all patent licensing cost of revenues consisted of contingent legal fees and costs. We reclassified $90,000 of operating expenses for the period ended December 31, 2012 to patent licensing and litigation costs to conform to the current year presentation. This reclassification had no effect on previously reported operating income, results of operations or accumulated deficit.

Contingent legal fees and expenses related to the Flash-R portfolio enforcement were $119,004 for the three months ended December 31, 2013 with no comparable expense for the same period in the prior year. The increase is primarily due to increased patent license settlement arrangements in the current period.

Cost of revenues associated with products and services increased from $72,721 in the prior year’s third quarter to $83,925 in the current year. The increase of $11,204 is primarily due to an increase in reserve for inventory obsolescence in the current period of $18,373 as compared to an increase of $3,853 in the prior year’s third quarter.

Selling and administrative costs for the three months ended December 31, 2013 were comparable to the same period in the year prior.

Research and related expenses decreased by $53,725 primarily due to $33,372 reduction in patent related legal and consulting fees, and a decrease of salaries and related benefits expenses in the current year of $19,403 as compared to the same period in the prior year. The prior year’s third quarter included $1,196 for noncash stock-based compensation expense with no comparable expense in the current period. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes

During the three months ended December 31, 2013, the Company recorded income tax expense of $15,000. During the same period of the prior year, the Company recorded a tax benefit of $59,200 reflecting an adjustment of state tax accruals related to a change in state tax apportionment factors.

Income (Loss)

The net income for the three months ended December 31, 2013 was $698,794 which included the income tax expense of $15,000. The net loss for the prior comparable third quarter was $334,494 which included the tax benefit of $59,200 reflecting an adjustment of state tax accruals related to a change in state tax apportionment factors.

Nine months ended December 31, 2013 compared to the nine months ended December 31, 2012

	Nine Months Ended December 31,
	2013		2012
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product and services	183,329	10%	334,567	99%	(151,238)	(45%)
Patent licensing	1,654,225	90%	2,000	1%	1,652,225	82611%
	1,837,554	100%	336,567	100%	1,500,987	446%
Operating costs and expenses:
Products and services	254,522	14%	265,846	79%	(11,324)	(4%)
Patent licensing and litigation costs	337,500	18%	165,000	49%	172,500	105%
Contingent legal fees and expenses	148,897	8%	3,490	1%	145,407	4166%
Selling and administrative	625,935	34%	558,785	166%	67,150	12%
Research and related	238,456	13%	446,128	133%	(207,672)	(47%)
	1,605,310	87%	1,439,249	428%	166,061	12%
Operating income (loss) before provision for income taxes	232,244	13%	(1,102,682)	(328%)	1,334,926	(121%)

Income (Loss) Before Income Taxes

The income before income taxes of $232,244 for the nine months ended December 31, 2013 resulted primarily from new license arrangements.

Revenues

Revenues increased during the most recent nine months compared to the same period of the prior fiscal year due to increase in patent license revenue from $2,000 to $1,654,225. We currently have one licensee reporting periodic royalties. One such payment was recognized in Q2 of the current year and one in Q2 of the prior year. All other royalties have been one-time fully paid up royalties. Service revenues vary depending on repair and content services provided to a changing customer mix. Since the introduction of the iPad and other tablet-style devices, as well as an abundance of portable entertainment content, eVU product sales activity has been slow and sporadic. Our product sales for the first nine months are not necessarily indicative of future orders. We had a no product order backlog at December 31, 2013. Our service agreements and terms vary with each customer and there is no assurance that our service revenues will continue at comparable levels for the balance of the fiscal year or in future periods.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues. We are pursuing new eVU and other technology business but our results will continue to be dependent primarily on the timing and amount of any patent licensing arrangements.

Operating Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the nine months ended December 31, 2013, operating costs and expenses increased by $166,061 compared to the same period in the prior year.

Patent licensing legal costs related to the Flash-R portfolio enforcement were $337,500 for the nine months ended December 31, 2013 compared to $165,000 for the same period in the prior year. The $172,500 increase is primarily due to a change in legal representation in September 2012. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses. Prior to fiscal 2013 substantially all patent licensing cost of revenues consisted of contingent legal fees and costs. We reclassified $165,000 of operating expenses for the nine months ended December 31, 2013 to patent licensing and litigation costs to conform to the current year presentation. This reclassification had no effect on previously reported operating income, results of operations or accumulated deficit.

Contingent legal fees and expenses related to the Flash-R portfolio enforcement were $148,897 for the nine months ended December 31, 2013 compared to $3,490 for the same period in the prior year. The $145,407 increase is primarily due to increased patent license settlement arrangements in the current period.

Selling and administrative costs for the nine months ended December 31, 2013 increased by $67,150 compared to the same period in the prior year, primarily due to current year annual meeting costs of $55,563 with no comparable expense in the same period of the prior year. The prior year included a $12,814 expense for noncash stock-based compensation expense with no comparable expense in the same period of the current year.

Research and related expenses decreased by $207,672 due primarily to a reduction of $152,296 of patent related costs due to the completion of the patent reexamination in the prior year, and a $52,568 reduction in staffing costs. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting. Research and related expenses for the period ended December 31, 2012 included $3,588 of noncash stock-based compensation with no comparable expense in the same period of the current year.

Income (Loss)

The net income was $217,244 for the nine months ended December 31, 2013 which included the income tax expense of $15,000. The net loss for the prior comparable nine month period was $1,043,482 which included the tax benefit of $59,200 reflecting an adjustment of state tax accruals related to a change in state tax apportionment factors.

Liquidity and Capital Resources

At December 31, 2013, we had working capital of $1,944,173 compared to working capital of $1,658,759 at March 31, 2013. At December 31, 2013 we had cash on hand of $2,044,502.

Operating Activities

Cash provided by operating activities was $304,686 for the nine months ended December 31, 2013. Cash provided by operating activities included the net income of $217,244 increased by net non-cash expenses of $73,192. Major components also providing operating cash was a decrease of $23,775 in deposits and prepaid expenses and a decrease of $114,421 in accounts receivable. A major component reducing operating cash was a $143,265 decrease in accrued and other liabilities.

Cash used by operating activities was $1,075,047 for the nine months ended December 31, 2012. The usage was primarily the result of the net loss of $1,043,482. Major components also providing operating cash was a decrease of $50,682 in inventory and a decrease of $46,393 in accounts receivable. A major component reducing operating cash was a $104,776 decrease in accrued and other liabilities.

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

Financing Activities

There were no cash financing activities during the three or nine months ended December 31, 2013.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At December 31, 2013 we had no significant purchase commitments for product and components.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at December 31, 2013 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of its Flash-R™ portfolio licensing and enforcement activities. In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies. The Company filed additional complaints from December 2012 through December 2013, and subsequently entered into license and settlement agreements with multiple defendants, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice.

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

Date:  February 12, 2014

