Form 10-K
period 2014-03-31
E DIGITAL CORP
filed 2014-06-19
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2013 was approximately $18,000,235 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 5, 2014 there were 293,328,330 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

e.Digital Corporation (referred to as “e.Digital”, the “Company”, “we”, “our” or “us”) is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio including (a) licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing new licensable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies. The Company also markets its eVU® mobile entertainment system and services for the travel industry.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. We commenced legal enforcement actions in 2007 and since September 2012, the law firm of Handal and Associates has been handling our patent enforcement matters on a partial contingent fee basis.

Currently, we have active lawsuits filed against parties believed to infringe patents covering the use of our flash memory technologies. In fiscal 2013 we commenced enforcement action with respect to our patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. During fiscal years 2013 and 2014, we commenced enforcement action with respect to our Flash-R patent portfolio by filing a total of 64 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. As of June 5, 2014, 28 defendants had agreed to license and settlement terms during the course of related litigation.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness (Nunchi), advanced data security technologies (microSignet) and other technologies.

Our strategy is to also continue to market our eVU products and services to U.S. and international companies for use in the airline industry. We employ direct sales and also sales through value added resellers (VARs) that provide marketing, logistic and/or content services to corporate customers.

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

History of Technical Innovations

We have a record of pioneering technical innovations and achievements in developing portable electronic products and other innovative technologies. These innovations and achievements include:

1990	Invented the technology of combined microphone and speaker earpieces without feedback. (This was the first product in what ultimately became today’s line of Jabra hands-free communication products.)

1993	Developed the first portable digital player/recorder with removable flash memory, resulting in five U.S. patents on the use of flash memory in portable devices.

1996	Developed the first high-speed download device to store digital voice recordings on a personal computer in compressed format.

1998	Developed the first multi-codec (including MP3) portable digital music player.

1999	Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

2002	Developed the first voice controlled MP3 player using our VoiceNav® speech navigation system. Bang & Olufsen introduced a branded digital audio player (BeoSound 2) developed by us pursuant to a license agreement.

2003	Designed, developed and delivered wireless MP3 headsets employing our MicroOS™ operating system to Hewlett-Packard for use at Disneyworld in Orlando, Florida. Licensed our digital audio platform to a multi-billion dollar Asian OEM for branding to Gateway Computers. Developed the first hard drive-based Hollywood studio-approved portable inflight entertainment (“IFE”) device.

2006	Introduced eVU, a next generation dedicated mobile entertainment device with 12+ hours of playback, wireless capability and proprietary content encryption approved by major studios.

2007	Introduced eVU-ER, an improved dedicated portable IFE player featuring a new power management technology providing an industry-leading 20+ hours of continuous video playback from a single battery. eVU is available in either a 7" or 8" high resolution LCD screen with 160 GB to 200 GB of rugged and reliable storage.

2009	Added new features to eVU including an advanced touch screen interface.

2010 – 2013	Developed new technology in the areas of context and interpersonal awareness, cloud technology, information security, user authentication and digital data distribution.

2012 – 2013	Granted six patents for context and interpersonal awareness systems technologies, Nunchi.

2014	Granted first patent related to advanced data security, microSignet.

We have accumulated a body of proprietary technology some covered by patents, both issued and pending, along with other technology protected by trade secrets and copyrights.

Technologies

Flash-R™ Technology

Our Flash-R patent portfolio covers certain aspects of the use of flash memory, addressing today's large and growing portable electronic products market. In 1993, we began marketing the first digital voice recorder with removable flash memory. In 1996, we produced and marketed the first digital voice recorder interface for downloading and managing voice recordings on the personal computer. The Flash-R patent portfolio is protected through the years 2014 – 2016 and includes the following U.S. patents:

• US5491774:	Handheld record and playback device with flash memory
• US5742737:	Method for recording voice messages on flash memory in a hand held recorder
• US5787445:	Operating system including improved file management for use in devices utilizing flash memory as main memory
• US5839108:	Flash memory file system in a handheld record and playback device
• US5842170:	Method for editing in hand held recorder

We believe our Flash-R patent portfolio covers fundamental technology related to and is essential to many consumer electronics products that utilize flash memory including cell phones, digital cameras, camcorders, PDAs and other popular devices.

Nunchi Technology® - - Context and Interpersonal Awareness Systems

Our Nunchi patent portfolio covers certain aspects of advanced context awareness, addressing emerging products, services and revenue models. Our Nunchi technology includes a patent portfolio of six U.S. patents (below) and additional continuations of some of the patents:

• US8306514:	System and Method for Managing Mobile Communications
• US8311522:	System and Method for Managing Mobile Communications
• US8311523:	System and Method for Managing Mobile Communications
• US8311524:	System and Method for Managing Mobile Communications
• US8315618:	System and Method for Managing Mobile Communications
• US8315619:	System and Method for Managing Mobile Communications

microSignet™- Data security technology based on defects in semi-conductors

Our microSignet patent/continuation covers applications reliant on securing data, derived from physical characteristics of semiconductors. The following U.S. patent has issued and other patent applications are pending:

• US8572440:	System and Method for Managing Information Stored in Semi-Conductors

We believe our portfolios cover important aspects of integrating cloud-based servers, existing communication networks and relational databases and data security, to both understand and anticipate the needs of people.

Other Technology

We continue to focus on adding to our intellectual property portfolio. There can be no assurance we can exploit any new innovations in future periods.

Intellectual Property Portfolio Licensing and Enforcement

While we are adding new intellectual property, we believe we have an important portfolio of patents (Flash-R patent portfolio, Nunchi technology and microSignet) and we are actively engaged in a strategy to monetize our patent portfolio through licensing and enforcement.

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

In June 2013, the defendants of the current string of Flash-R™ enforcement litigation filed a joint motion asking the U.S. District Court for the Southern District of California to prevent us from relitigating the meaning of certain terms of U.S. Patent No. ‘774 and U.S. Patent No. 5,839,108 (“the ‘108 patent”). In August 2013, a judge ruled in favor of the defendants for application of the doctrine of collateral estoppel, resulting in the adoption of the meaning of certain terms of the ‘774 as defined by the judge in the 2011 Colorado opinion. In October 2013, the Company filed an appeal to the Federal Circuit Court of Appeals, formally challenging the ruling. The ruling, if our challenge is unsuccessful, could adversely impact our efforts to establish patent infringement of certain claims by certain defendants of the ‘774 patent and the ‘108 patent. We believe the ruling has no impact on our assertions of patent infringement against the defendants under the ‘737 and U.S. Patent No. 5,842,170.

During fiscal years 2013 and 2014, we commenced enforcement action with respect to our Flash-R patent portfolio by filing a total of 64 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. As of June 5, 2014, 28 defendants had agreed to license and settlement terms during the course of related litigation.

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

Technology Licensing and Enforcement Strategy

We are expanding our intellectual property portfolio. In fiscal 2013 we were granted six patents related to context and interpersonal awareness systems by the United States Patent and Trademark Office (USPTO). Additionally, in fiscal 2013 we filed three new U.S. patent continuation applications for technologies related to our Nunchi context and interpersonal awareness systems, and may file additional patent applications in the future related to these or other technologies. Our strategy is to select and prioritize new technologies and when deemed appropriate, to develop functional systems employing one or more technologies. Currently we have no plans to introduce new products but seek strategic partners or licensees for commercialization of products and services, based on our technologies.

We use the services of officers, employees and our legal firm, Handal & Associates, to assist us in investigating and evaluating prospective licensees and strategic partners for our intellectual property. With respect to our Flash-R patent portfolio this has included documenting possible current and past infringement. While we have identified a large number of products and companies that we believe are using our Flash-R technology, this is an ongoing process as new products and companies are identified from our research. To date we have filed patent infringement litigation and sought licenses from 91 companies and related distributors with 47 agreeing to license terms as of June 5, 2014. The Flash-R patent portfolio is protected through the years 2014-2016. We will not be able to license or bring action to enforce the Flash-R patent portfolio after.

In April, 2014 we elected to expand our relationship with our legal firm, Handal & Associates, to include monetization activities related to our Nunchi patent portfolio. We may elect or be required to enforce this portfolio of intellectual property in a similar manner to the Flash-R portfolio if we identify parties we believe are infringing on our patented technology.

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

The advent and growth of portable personal entertainment and computing devices such as the iPad, as well as the increasing offering and availability of satellite programming and wireless internet access onboard airlines, has negatively impacted the sale of our eVU IFE products and services. eVU product and services revenues have declined significantly each year since fiscal 2011 to $235,373 for fiscal 2014. While we continue to provide content services to current customers and seek to sell eVU products and services to existing and new customers, we do not believe this business, given industry economics and technology innovations, will be a source of future revenue growth and revenues are expected to continue to decline. However we have no immediate plans to discontinue this business segment as we continue to support an existing customer base.

Customer Concentration

Revenue from one licensee accounted for 11% of revenues for the year ended March 31, 2014 (2013 – four customers accounted for 31%, 22%, 14% and 11% of revenues). Historically, our product revenues have relied on a few major customers. There is no assurance we will obtain any revenues from existing customers in fiscal 2015. We seek to license new targeted companies that we believe infringe our patent portfolio.

Research and Development Costs

For the years ended March 31, 2014 and 2013 we spent $354,720 and $544,767, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities.

Intellectual Property

We have five issued U.S. patents covering the use of flash memory in portable digital devices. We have six issued U.S. patents covering technology related to our Nunchi context and interpersonal awareness systems. We have one issued U.S. patent covering our advanced data security technology, microSignet. We have designed and developed proprietary hardware encryption technology for content protection. This technology has been used in our products and has been tested and approved by major Hollywood movie studios. We currently have one U.S. patent pending for this technology.

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

Seasonality

Our current business is not seasonal.

Executive Officers and Employees

The current three executive officers of e.Digital Corporation are Alfred H. Falk, President and Chief Executive Officer; MarDee Haring-Layton, Chief Financial Officer; and Eric M. Polis, Secretary.

As of March 31, 2014, we employed approximately seven full-time employees, of whom three were in production and testing, one in research, development and engineering, and three were in sales, general and administrative. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the Company and its employees to be good.

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

Financial Risks

We Have Not Achieved Consistent Profitability and May Incur Future Losses. Our profits have not been consistent as revenues vary significantly between periods as a result of license activity. Historically we have incurred significant losses and negative cash flow from operations and we have an accumulated deficit of $81.3 million at March 31, 2014. Profitable years including fiscal 2014 have been the result of one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could continue to incur losses in the future until service and/or licensing revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities.

If We Encounter Unforeseen Difficulties and Cannot Obtain and Required Additional Funding on Favorable Terms, Our Business May Suffer. Our consolidated cash and cash equivalents on hand totaled $1.79 million at March 31, 2014. To date, we have relied primarily upon the sale of equity securities, product and service revenues and payments from licensees to generate the funds needed to finance our operations. If we incur losses in future periods or we encounter unforeseen difficulties in the future, including difficulties arising as a result of the outside influences identified below, we may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional financing in the future through debt or equity financings or otherwise. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

We Expect Our Operating Results to Fluctuate Significantly. Our quarterly and annual operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. This fluctuation is a result of a variety of factors, including the following:

•	Uncertainty regarding the timing and amount of any future patent licensing revenues
•	Unpredictable demand and required pricing to secure customers for our products and services
•	Market acceptance of our products by our customers and their end users
•	Uncertainties with respect to future customer product orders, their timing and the margins to be received, if any
•	Fluctuations in product costs and operating costs
•	Changes in research and development costs
•	Changes in general economic conditions
•	Risks and costs of warranty claims
•	Changes in technology
•	The possibility of excessive or obsolete inventory and materials

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

Risks Related to our Patent Licensing and Enforcement Strategy

We Face Uncertain Revenue Prospects from our Patent Enforcement Strategy. Our portfolio has not been thoroughly tested in court and there is no assurance we can prevail in any current or future patent litigation. The 2011 Markman ruling, 2013 collateral estoppel ruling, currently on appeal, and future rulings could negatively affect future licensing prospects. Future rulings from reexamination of certain Flash-R patent claims by the USPTO could also have a significant positive or negative impact on future licensing activity. The licensing demand for our patent portfolio is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle future enforcement actions, if any. There can be no assurance of future revenues from our strategy of enforcing our Flash-R patent portfolio. Due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of future license fees, if any, from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our prospective licensees and other factors, our revenues may vary significantly in the future, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly and annual results to be below market expectations and adversely affect the market price of our common stock.

Our Fee Arrangement with Patent Enforcement Counsel Subjects Us to Certain Risks and Substantial Costs and Fees and Could Limit Our Net Proceeds From Any Successful Patent Enforcement Actions. Our agreement for legal services and partial contingent fee arrangement with Handal and Associates provides that Handal is our exclusive legal counsel in connection with the assertion of our flash memory related patents against infringers (“Patent Enforcement Matters”). Handal is advancing certain costs and expenses including travel expenses and court costs. The Company has agreed to pay Handal a monthly retainer fee of $30,000 and a fee ranging from 33-40% of any license or litigation recovery related to Patent Enforcement Matters, less prior retainers and expenses. We are not in control of the timing, costs and fees, which could be substantial and we could be required to pay substantial litigation support costs without any recovery. Costs and fees paid by Handal could also limit our share of proceeds, if any, from future patent enforcement actions. There can be no assurance Handal will diligently and timely pursue patent enforcement actions on our behalf.

We May Not Be Successful in Marketing or Licensing our Nunchi or Other Technologies. We are marketing our Nunchi technology with the assistance of our legal firm, Handal & Associates. There can be no assurance we can be successful in monetizing this or any other technologies we are developing.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our product, service and licensing revenues has been derived primarily from a limited number of customers. The failure to receive future revenues from new licensees or customers could have a material adverse effect on our operations.

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

Failure to Maintain an Effective System of Internal Control Over Financial Reporting Could Harm Stockholder and Business Confidence In Our Financial Reporting, Our Ability to Obtain Financing and Other Aspects of Our Business. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of March 31, 2014, material weaknesses have been identified in prior years and it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on its stock price.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTC Electronic Bulletin Board, an electronic, screen-based trading system operated by Financial Industry Regulatory Authority (“FINRA”). Securities traded on the OTC Electronic Bulletin Board are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.05 to a high of $0.19 in the last fiscal year. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000, excluding the value of such person’s primary residence, or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The SEC has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

In January 2012, we entered into a sixty-two month facility lease for our corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $5,693 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2014 total $263,981.

ITEM 3. LEGAL PROCEEDINGS

The Company engages in litigation from time to time as part of its Flash-R™ portfolio licensing and enforcement activities. In fiscal 2013 and 2014, the Company commenced enforcement action with respect to its patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies. The Company subsequently entered into license and settlement agreements with multiple defendants, won stipulated judgments against two defendants, and dismissed three defendants without prejudice.

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

	Low	High
Fiscal year ended March 31, 2014
First quarter	$0.10	$0.19
Second quarter	$0.06	$0.12
Third quarter	$0.05	$0.09
Fourth quarter	$0.05	$0.09

Fiscal year ended March 31, 2013
First quarter	$0.025	$0.0401
Second quarter	$0.024	$0.081
Third quarter	$0.065	$0.147
Fourth quarter	$0.1152	$0.19

Holders

At June 1, 2014 there were 293,328,330 shares of common stock outstanding and approximately 2,835 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2014, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,613,578	$0.0624	2,870,500
Equity compensation plans not approved by security holders	-0-	–	-0-
Total	6,613,578	$0.0624	2,870,500

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing an intellectual property portfolio including (a) licensing and enforcing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing new licensable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies. We also market our eVU™ mobile entertainment system and services for the travel industry

With the inception of patent license revenue in fiscal 2009, we determined that we have two operating segments (1) patent licensing and enforcement and: (2) products and services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our Flash-R patent portfolio. Our products and services revenue is derived from the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. Since September 2012, the law firm of Handal and Associates has been handling our patent enforcement matters on a partial contingent fee basis.

Currently, we have active lawsuits filed against parties believed to infringe patents covering the use of our flash memory technologies. In fiscal 2013 and 2014 we commenced enforcement action with respect to our patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. We subsequently entered into license and settlement agreements with multiple defendants, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness systems.

Our business is high risk in nature. There can be no assurance we can achieve sufficient patent license or other revenues to sustain profitability. We continue to be subject to the risks normally associated with introducing new products, services and technologies, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio in the fiscal years ended March 31, 2014 and 2013. We have successfully completed two rounds of enforcement litigation and are in the process of additional enforcement actions. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that can result in significant future revenues from our patent portfolio.

Our eVU IFE business continued to decline in the fiscal year ended March 31, 2014 (fiscal 2014) primarily due to increased competition from personal devices. We are unable to predict future revenues from this market as sales have been sporadic and service revenues are expected to continue to decline.

While we reported a profit for fiscal 2014, revenues and profits have been sporadic in prior years and we have incurred significant historical losses and negative cash flow from operations. We expect to incur losses in the future until licensing or other revenues are sufficient to sustain continued profitability.

For the year ended March 31, 2014:

•	We recognized net income of $56,084 compared to a net loss of $1.48 million for fiscal 2013. The difference in results was attributable to increased license revenues due to the timing and amount of individual license agreements.

•	Our revenues were $2.28 million in fiscal 2014 compared to $442,414 in fiscal 2013. During fiscal 2014 we had 22 new license agreements as compared to no new license agreements in fiscal 2013. As a result of the timing of such license agreements, our licensing revenues in fiscal 2014 totaled $2,045,385 compared to $11,669 in fiscal 2013. eVU product and service revenues were $235,373 in fiscal 2014 compared to $430,745 in fiscal 2013.

•	Operating expenses were $2.19 million for fiscal 2014 increased from $1.9 million in fiscal 2013 primarily as a result of increased contingent legal fees and expenses related to the patent license litigation.

Management faces challenges in fiscal 2015 to execute our plan to increase Flash-R patent portfolio license fees and monetize our Nunchi and microSignet technologies. The failure to obtain additional patent license revenues and a continued decline in eVU business could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any.

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

ASC 718 also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statements of Cash Flows as a financing (rather than as operating) cash flow.  Realized windfall tax benefits are credited to paid-in capital.  Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

Refer to Notes 2 and 8 to our consolidated financial statements included in this report for more information.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. While we believe we operate only in the United States, certain licensees have withheld taxes on license payments in foreign countries. During fiscal 2014 a total of $40,000 of foreign taxes was withheld and we determined that it was unlikely we can recover a refund of such foreign taxes withheld and that we can only use the foreign taxes as a future credit against U.S. taxes. Matters regarding foreign taxes require us to make judgments and estimates based on various assumptions and these affect our reported operations.

Our determination of income tax expense or benefit requires estimates including an assessment of the current tax expense and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2014, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a 100% valuation allowance our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, our business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

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

Results of Operations

Year ended March 31, 2014 Compared to Year ended March 31, 2013

	Year Ended March 31,
	2014	% of	2013	% of		Change
	Dollars	Revenue	Dollars	Revenue		Dollars	%
Revenues:
Products and services	235,373	10%	430,745	97%		(195,372)	(45%	)
Patent licensing	2,045,385	90%	11,669	3%		2,033,716	17428%
	2,280,758	100%	442,414	100%		1,838,344	416%
Operating costs and expenses:
Cost of revenues:
Products and services	307,737	13%	335,827	76%		(28,090)	(8%	)
Patent licensing and litigation costs	450,000	20%	284,857	64%		165,143	58%
Contingent legal fees and expenses	220,583	10%	41,755	9%		178,828	428%
Selling and administrative	853,019	37%	777,704	176%		75,315	10%
Research and development	354,720	16%	544,767	123%		(190,047)	(35%	)
	2,186,059	96%	1,984,910	449%		201,149	10%
Operating income (loss) before provision for income taxes	94,699	4%	(1,542,496)	(349%	)	1,637,195	(106%	)

Operating income (loss) before provision for income taxes

The operating income before provision for taxes in fiscal 2014 resulted from increased patent licensing revenues. The operating loss before income tax benefit in fiscal 2013 resulted from limited patent license revenues. Since a significant majority of patent license revenues to date have been one-time with each licensee, they are non-recurring and accordingly there is no assurance of any future patent license revenues.

Revenues

Revenues for the year ended March 31, 2014 included $2,038,750 of one-time non recurring patent license revenues, $6,635 of royalty-based patent license revenues and $235,373 of eVU product and service revenues. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a declining customer base. The loss of customers for which we provide content or maintenance and service revenue, generally without long-term agreements, is expected to continue to negatively impact future service revenues.

Revenues for the year ended March 31, 2013 included $11,669 of royalty-based patent license revenues and $430,745 of eVU product and service revenues.

In the current year we entered into a total of 22 licenses, and in the prior year there were no new licenses. License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:

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

Operating Expenses

Operating costs and expenses include cost of revenues associated with products and services and costs associated with our patent licensing and enforcement activities. Product and service costs vary depending on the related revenues and were 131% and 78% of related revenues for the fiscal years ended March 31, 2014 and 2013, respectively. Our results vary depending on the amount of revenues and margins on various arrangements along with variances in the costs required to perform related services.

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

Selling and administrative costs increased by $75,315 from fiscal 2013 to fiscal 2014. The increase is primarily due annual shareholder meeting costs of $55,563 in fiscal 2014 with no comparable expense in fiscal 2013, and an increase of intellectual property marketing expenses of $25,000 in fiscal 2014 with no comparable expense in fiscal 2013.

Research and related expenditures decreased by $190,047 from fiscal 2013 to fiscal 2014, primarily due to a decrease in patent legal fees of $108,071 due to the end of the patent reexamination cases in fiscal 2013 and fewer patent applications filed in the current fiscal year, and a $56,402 decrease in salaries and related expenses of due to fewer R&D employees in fiscal 2014 as compared to fiscal 2013. We expect future research and development costs to be comparable to the most recent year due to current staffing levels and projects. Should we elect to develop significant new technologies or products we may require increased internal and external research and development costs.

Income Taxes

We had a tax provision of $40,000 for the current period resulting from foreign taxes paid.

Income (loss)

The net income for the year ended March 31, 2014 was $56,084. The net loss for the year ended March 31, 2013 was $1,483,296.

Liquidity and Capital Resources

	2013	2014	2013 to 2014 variance in $'s	2013 to 2014 variance in %'s
	(in thousands, except percentages)
Working capital	$1,659	$1,810	$151	9%
Cash and cash equivalents	$1,741	$1,788	$47	3%
Total assets	$2,116	$2,160	$44	2%

	2013	2014	2013 to 2014 variance in $'s	2013 to 2014 variance in %'s
Net cash provided by (used in)	(in thousands, except percentages)
Operating activities	$(1,395)	$49	$1,444	104%
Investing activities	$-0-	$(5)	$(5)	(100%	)
Financing activities	$11	$3	$(8)	(73%	)

At March 31, 2014, we had working capital of $1.81 million compared to working capital of $1.66 million for the prior year. We had $238,623 and $175,930 of working capital invested in accounts receivable at March 31, 2014 and 2013, respectively. Our terms to customers vary but at times we may require payment prior to shipment of product and any such payments are recorded as deposits. Patent license payments are normally due at signing of the license or within 30-45 days. We currently have no credit lines or debt arrangements to provide working capital other than from cash as generated from operations.

Operating Activities

For the year ended March 31, 2014, net cash increased by $46,424. Cash provided by operating activities was $48,718. Cash provided by operating activities included the net income of $56,084 increased by net non-cash expenses of $100,067. Major components using operating cash included a $62,693 increase in accounts receivable and a $44,188 decrease in accounts payable and accrued liabilities.

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

Investing Activities

We invested $5,405 in equipment in fiscal 2014. The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

We received $3,111 of proceeds from stock option exercises in fiscal 2014 and $11,183 during the year ended March 31, 2013.

We currently have no sources of financing funding other than the potential exercise of options that generally will be dependent on higher stock prices and thus additional exercises are substantially uncertain.

Debt and Other Commitments

We have no debt other than normal trade payables and accruals outstanding. We have no credit lines or access or commitments for any future debt financing.

We are committed for our office lease as more fully described in Note 10 to our consolidated financial statements.

Our legal firm, Handal and Associates, provides IP legal services in connection with licensing and prosecuting claims of infringement of our flash memory patent portfolio. Pursuant to a partial contingent fee arrangement, we are paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. We have agreed to pay Handal a fee ranging from 33-40% of any license fee or settlement related to Patent Enforcement Matters, less prior retainers and expenses. We may terminate the representation at any time but would be obligated to pay fees and advances.

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2014 and current planned expenditures and level of operation we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and other operations but the timing thereof is subject to many factors and risks, many outside our control. Our operating plans may require additional funds in future periods and should additional funds not be available, we may be required to curtail or scale back operations. Potential sources of such funds include exercise of outstanding options, or debt financing or new equity offerings. However, there is no assurance that options will be exercised or that debt or equity financing will be available if and when needed. Any future financing may be dilutive to existing stockholders.

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

At the conclusion of the period ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information concerning our executive officers and directors as of June 1, 2014:

Name	Age	Positions	Director Since
Alfred H. Falk	59	President, Chief Executive Officer and Director	2009
MarDee Haring-Layton	38	Chief Financial Officer
Allen Cocumelli	63	Chairman* and Director	1999
Renee Warden	50	Director	2005
Eric M. Polis	43	Secretary and Director	2008

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

Eric M. Polis – was appointed a Director in October 2008 and Secretary in December 2010. He has been employed as an asset manager for privately-held Davric Corporation since 1997. He was Secretary, Treasurer and a Director of ASI Technology Corporation, a publicly traded specialty finance company, from July 2000 to May 2010. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993. Mr. Polis’ prior public company executive experience and broad general investment and business experience qualify him to serve on our Board.

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

Renee Warden – Ms. Warden has served as the Director of Financial Reporting for Chord Advisor LLC since 2013, and from 2011 through 2013, provided consulting services to MetLife, Inc and Advantair, Inc. as a professional financial advisor. From 2009 to 2011, she served as Controller for VeriFone. From 2007 to 2009, Ms. Warden was Director of Accounting for Revolution Money, Inc. Prior to its acquisition by Crown Castles in 2007, Ms. Warden was Manager Special Projects/SOX for Global Signal, Inc. From 2005 to 2006, Ms. Warden was Vice President and Controller for Kintera, Inc. Previously, Ms. Warden was an executive officer of e.Digital Corporation. Ms. Warden joined e.Digital Corporation in 1991 as Accounting Manager, was appointed Controller and Corporate Secretary in 1997 and served as Chief Accounting Officer and Secretary from 2003 through 2005. From 1993 to 2003 Ms. Warden also held the positions of Chief Accounting Officer, Secretary and Director of Human Resources for American Technology Corporation. Ms. Warden obtained a B.S. degree in Business Accounting from the University of Phoenix in 1999. Ms. Warden’s broad financial and accounting experience positions her well to serve as a director and to fill the critical role of Audit Committee “financial expert.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended March 31, 2014, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

Stockholder Recommendations for Director Nominations

We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our last shareholders meeting in August 2013.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, currently consisting of Ms. Warden and Mr. Cocumelli, assists our Board of Directors in discharging its responsibilities to oversee the integrity of our financial statements, our compliance with legal and regulatory requirements and the independent auditor’s qualifications and independence. It reviews the audit and control functions of the Company, the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our Company’s auditors, the fees and all non-audit services of the independent auditors and the independent auditors’ opinion and letter of comment to management and management’s response thereto. The Audit Committee is governed by a written charter adopted in 2000 and updated in 2013. The Audit Committee held four meetings during the fiscal year ended March 31, 2014.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Option Awards (2)	All Other Compensation	Total

Alfred H. Falk, President and Chief Executive Officer (PEO)	2014 2013	$186,000 $185,500	$-0- $-0-	$20,373 $-0-	$-0- $-0-	$206,373 $185,500
MarDee Haring-Layton Chief Financial Officer (PFO)	2014 2013	$99,100 $98,500	$-0- $-0-	$16,705 $-0-	$-0- $-0-	$115,805 $98,500

(1)	Represents actual cash compensation.
(2)	The value listed in the above table represents the fair value of the options granted during the year and valued under ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited consolidated financial statements for the year ended March 31, 2014, included herein.

In September 2012 the Company adopted a defined contribution plan (401(k)) covering executive officers and employees. Refer to Note 10 in our consolidated financial statements. We do not have any annuity, pension or deferred compensation plan or other arrangements for our executive officers or any employees. No named executive officer received any form of non-cash compensation from us in the fiscal year ended March 31, 2014, or currently receives any such compensation. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive plan payout in the fiscal year ended March 31, 2014.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Alfred H. Falk	300,000 500,000 125,000	– – 375,000 (1)	– – –	$.022 $0.09 $0.055	11/29/15 6/30/14 3/25/18
MarDee Haring-Layton	100,000 50,000 20,000 20,000 102,500	– – – – 307,500 (1)	– – – – –	$0.027 $0.022 $0.10 $0.11 $0.055	11/29/15 12/5/15 12/22/14 1/26/15 3/25/18

(1)	These options vest 25% every six months after grant.

Option Exercises and Stock Vested Table

There were no options exercised by the Named Executive Officers during fiscal 2014. There are no pension benefits for any Named Executive Officer.

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

The following table sets forth the compensation paid to our non-employee directors in 2014.

Name	Fee Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Allen Cocumelli	$500	$10,187	–	$10,687
Renee Warden	$500	$10,187	–	$10,687
Eric M. Polis	$500	$22,411	–	$22,911

During fiscal 2014 the Company paid the Law Office of Allen Cocumelli, owned by director Allen Cocumelli a total of $36,000 to provide legal and consulting advice to management primarily related to managing outside legal work including patent enforcement matters. The Company has retained the Law Office of Allen Cocumelli on a month to month basis at the rate of $3,000 per month.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, currently comprised of two non-employee Board members, Allen Cocumelli and Eric M. Polis (appointed as Secretary on December 20, 2010 an uncompensated non-employee officer position), assists our Board of Directors in discharging its responsibilities in respect of compensation of our executive officers and directors. It reviews and recommends to the Board the salaries, bonuses and perquisites of our Company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our Company serves as a member of the Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Company’s Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following security ownership information is set forth, as of June 1, 2014, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the named executive officers reflected in the Summary Compensation Table below and (iv) all current directors, nominees and executive officers as a group (five persons). Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our Company’s Common Stock.

Name and Address	Amount and Nature of	Percent	Title
of Beneficial Owner	Beneficial Ownership(1)	of Class	of Class

Alfred H. Falk	1,918,850 (1)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127

Allen Cocumelli	713,500 (2)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127

Renee Warden	471,078 (3)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127

Eric M. Polis	3,324,337 (4)	1.1%	Common
980 American Pacific Drive, #111
Henderson, NV 89014

MarDee Haring-Layton	292,500 (3)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127

All officers, directors and nominees as a group (5 persons)	6,720,265 (5)	2.3%	Common

(1)	Includes 550 shares held by son to which Mr. Falk disclaims beneficial ownership. Includes options exercisable to purchase 925,000 shares.
(2)	Includes options exercisable to purchase 712,500 shares.
(3)	Consists of options exercisable.
(4)	Includes options exercisable to purchase 437,500 shares. Also includes (i) 1,888,601 shares of common stock held a Family Trust of which Mr. Polis is Trustee, (ii) 893,236 shares of common stock held by the Polis Family LLC of which Mr. Polis is a managing member, (iii) 25,000 shares of common stock held in a personal IRA, and (iv) 80,000 shares of common stock held as custodian for minor children. Mr. Polis disclaims beneficial ownership of the shares held as custodian for the minor children.
(5)	Includes options exercisable to purchase 2,238,578 shares.

____________________________

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On occasion we engage in certain related party transactions. Related parties include directors and executive officers and their immediate family members and certain security holders and their immediate family members. For purposes of this disclosure related party security holders include any beneficial owner of more than five percent of either our common or preferred shares. The following are related party transactions with respect to the two fiscal years ended March 31, 2014.

On March 25, 2014, directors Allen Cocumelli and Renee Warden were each granted options to acquire 250,000 shares of common stock and director Eric Polis was granted options to acquire 550,000 shares of common stock, exerciseable at $0.055 per share until March 25, 2018 and vesting 25% at grant and 25% each six months and subject to other standard option plan conditions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table describes fees for professional audit services rendered by SingerLewak LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2014 and March 31, 2013 and fees billed for other services rendered by SingerLewak LLP during those periods. These amounts include fees paid to SingerLewak LLP.

Type of Fee	2014	2013
Audit Fees (1)	$90,000	$92,346
Audit Related Fees (2)	$4,860	$5,992
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total	$94,860	$98,338

1.	Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by SingerLewak LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.
2.	Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by SingerLewak LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees.
3.	Tax Fees include the aggregate fees paid by us during the fiscal year for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SingerLewak LLP for the respective periods.
4.	All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services other than the services reported above. No such fees were billed by SingerLewak LLP for the respective periods.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of SingerLewak LLP in providing services to us for the fiscal year ended March 31, 2014 and has concluded that such services are compatible with their independence as our Company’s auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by SingerLewak LLP in fiscal year 2014.

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

Exhibit Number	Sequential Description

2.1	Plan of Reorganization and Agreement of Merger, dated July 1996 and filed as Exhibit A to the Company’s July 3, 1996 Proxy Statement.

3.1	Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996) and filed as Exhibit B to the Company’s July 3, 1996 Proxy Statement.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Norris Communications, Inc. filed with the State of Delaware on January 14, 1998 and filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Norris Communications Inc. filed with the State of Delaware on January 13, 1999 and filed as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

3.1.3	Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on September 18, 2008 and filed as Exhibit 3.1.3 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.1.4	Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on August 11, 2005 and filed as Exhibit 3.1.4 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.2	Bylaws of the Company, filed as Exhibit C to the Company’s July 3, 1996 Proxy Statement.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock filed with the State of Delaware on September 19, 1997 and filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 3, 1997.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock filed with the State of Delaware on June 24, 1999, and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed with the State of Delaware on October 4, 2000 and filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-3 dated November 3, 2000.

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series D preferred stock filed with the State of Delaware on December 23, 2002 and filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated December 30, 2002.

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series E preferred stock filed with the State of Delaware on November 19, 2003 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 21, 2003.

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series EE preferred stock filed with the State of Delaware on November 19, 2004 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 19, 2004.

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series AA preferred stock filed with the State of Delaware on June 26, 2008 and filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 1, 2008.

4.1	Form of Stock Purchase Warrant (Series EE Warrants) exercisable until November 2006 issued to seventeen accredited investors for an aggregate of 4,070,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.55 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.2	Form of 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of June 30, 2005 entered into with certain accredited investors in a maximum aggregate amount of $1,000,000 and filed as Exhibit 4.50 to the Company’s 2004 Form 10-K.

4.2.1	Form of First Amendment to 12% Subordinated Promissory Note dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.51.1 to Form 8-K dated July 13, 2005.

4.2.2	Form of Second Amendment to 12% Subordinated Promissory Note dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.50.2 to Form 8-K dated November 8, 2005.

4.2.3	Form of Amendment to 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Purchaser) filed as Exhibit 4.50.1 to Form 8-K dated November 8, 2005.

4.3	Form of Stock Purchase Warrant exercisable until June 30, 2007 issued to certain accredited investors for up to an aggregate of 2,000,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

4.3.1	Form of First Amendment to Stock Purchase Warrant dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Holder) filed as Exhibit 4.51.2 to Form 8-K dated July 13, 2005.

4.4	Form of Restricted Common Stock Purchase Agreement, dated February 24, 2006 between the Company and certain accredited investors for purchase of 18,750,000 common shares (individual agreements differ only as to number of shares) and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.5	Form of Series “A” Warrant exercisable until February 28, 2009, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2006

4.6	Form of Series “B” Warrant exercisable until six months after the effectiveness of this Registration Statement or July 31, 2008 whichever is earlier, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.7	Form of New Warrant issued to 29 investors in August and September 2006 for an aggregate of 2,331,572 common shares exercisable at $0.15 per share through August 31, 2009 filed as Exhibit 4.53 to Form 8-K dated August 28, 2006

4.8	Exchange Agreement between the Company and Davric Corporation dated December 1, 2006 filed as Exhibit 99.1 to Form 8-K dated December 12, 2006.

4.8.1	7.5% Convertible Subordinated Term Note issued by the Company to Davric Corporation dated December 1, 2006 filed as Exhibit 99.2 to Form 8-K dated December 12, 2006.

4.9	Common Stock Purchase Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.1 to Form 8-K dated January 8, 2007.

4.10	Registration Rights Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.2 to Form 8-K dated January 8, 2007.

4.11	Form of Convertible Preferred Stock Purchase Agreement between the Company and 12 investors for an aggregate of 75,000 Series AA Preferred Shares and Warrants (individual agreements differ only as to number of shares) dated June 27, 2008 filed as Exhibit 99.2 to Form 8-K dated July 1, 2008.

4.12	Form of Stock Purchase Warrant between the Company and 12 investors for an aggregate of 7,500,000 common shares (individual warrants differ only as to holder and number of shares) dated June 27, 2008 filed as Exhibit 99.3 to Form 8-K dated July 1, 2008.

10.1	Lease Agreement between the Company and LBA Industrial Fund – Holding Co. II, Inc. and Innsbruck Holdings, L.P. dated March 3, 2006 and filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.1.2	Second Amendment to Lease Agreement executed on May 31, 2011 between the Company and LBA/Met Partners II – COMPANY II, LLC.

10.2	Agreement for Legal Services and Contingent Fee Arrangement dated March 23, 2007 between the Company and Duane Morris LLP filed as Exhibit 99.1 to Form 8-K dated March 28, 2007. (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.)

10.3	+2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.3.1	+Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.3.2	+Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.6	Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction as filed with the United States District Court for the District of Colorado on July 28, 2011 and filed previously as Exhibit 99.1 to Form 8-K dated July 28, 2011.

10.7	Lease Agreement between the Company and BOI-Rancho Bernardo Bluffs Trust executed on January 20, 2012 filed previously as Exhibit 99.1 to Form 8-K dated January 20, 2012.

10.8	Termination of Agreement dated September 11, 2012, between the Company and Duane Morris LLP filed previously as Exhibit 99.2 to Form 8-K dated September 17, 2012.

10.9	Agreement for Legal Services and Contingent Fee Arrangement dated September 14, 2012 between the Company and Handal and Associates filed previously as Exhibit 99.1 to Form 8-K dated September 17, 2012.

10.10	Addendum to agreement for Legal Services and Contingent Fee Arrangement dated April 1, 2014 between the Company and Handal and Associates.

21.1	Subsidiary of e.Digital Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K for the year ended March 31, 2009, dated June 16, 2009.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton, Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer and MarDee Haring-Layton, Chief Financial Officer.*

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed concurrently herewith.
+	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation

By: /s/ ALFRED H. FALK

       President and Chief Executive Officer

Date: June 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALFRED H. FALK	President and Chief Executive Officer	June 19, 2014
Alfred H. Falk	(Principal Executive Officer)

/s/ ALLEN COCUMELLI	Chairman of the Board and Director	June 19, 2014
Allen Cocumelli

/s/ MARDEE HARING-LAYTON	Chief Financial Officer	June 19, 2014
MarDee Haring-Layton	(Principal Accounting Officer)

/s/ ERIC M. POLIS	Secretary and Director	June 19, 2014
Eric M. Polis

/s/ RENEE WARDEN	Director	June 19, 2014
Renee Warden

INDEX TO FINANCIAL STATEMENTS
Page

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2014 AND 2013	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2014 AND 2013	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED MARCH 31, 2014 AND 2013	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2014 AND 2013	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

e.Digital Corporation

San Diego, CA

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary (collectively, the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e.Digital and subsidiary as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, CA

June 19, 2014

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2014	2013
	$	$
ASSETS
Current
Cash and cash equivalents	1,787,863	1,741,439
Accounts receivable	238,623	175,930
Inventory	14,208	21,199
Deposits and prepaid expenses	65,264	60,325
Total current assets	2,105,958	1,998,893
Inventory, long-term	39,711	104,031
Property, equipment and intangibles, net of accumulated depreciation and amortization of $135,276 and $168,768, respectively	14,059	12,929
Total assets	2,159,728	2,115,853
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	65,705	67,297
Accrued and other liabilities	230,569	272,837
Total current liabilities	296,274	340,134

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized none issued or outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,328,330 and 293,186,908 issued and outstanding, respectively.	293,328	293,187
Additional paid-in capital	82,842,499	82,810,989
Accumulated deficit	(81,272,373)	(81,328,457)
Total stockholders' equity	1,863,454	1,775,719

Total liabilities and stockholders' equity	2,159,728	2,115,853

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2014	2013
	$	$
Revenues:
Products and services	235,373	430,745
Patent licensing	2,045,385	11,669
	2,280,758	442,414

Operating costs and expenses:
Cost of revenues:
Products and services	307,737	335,827
Patent licensing and litigation costs	450,000	284,857
Contingent legal fees and expenses	220,583	41,755
Selling and administrative	853,019	777,704
Research and development	354,720	544,767
Total operating costs and expenses	2,186,059	1,984,910

Operating income (loss)	94,699	(1,542,496)
Other income (expense):
Interest and other income	1,385	–
Other income	1,385	–

Income (loss) before income taxes	96,084	(1,542,496)
Income tax benefit (expense)	(40,000)	59,200
Income (loss) for the period	56,084	(1,483,296)
Income (loss) per common share - basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding
Basic	293,194,004	293,186,908
Diluted	293,671,726	293,186,908

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

[See Note 1 – Nature of Operations and Basis of Presentation]

	Preferred stock	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Amount	Shares	Amount	capital	deficit	equity
	$		$	$	$	$
Balance, March 31, 2012	–	293,003,158	293,003	82,779,769	(79,845,161)	3,227,611
Stock-based compensation	–	–	–	20,221	–	20,221
Shares issued on exercise of stock options	–	183,750	184	10,999	–	11,183
Loss and comprehensive loss	–	–	–	–	(1,483,296)	(1,483,296)
Balance, March 31, 2013	–	293,186,908	293,187	82,810,989	(81,328,457)	1,775,719
Stock-based compensation	–	–	–	28,540	–	28,540
Shares issued on exercise of stock options	–	141,422	141	2,970	–	3,111
Income and comprehensive income	–	–	–	–	56,084	56,084
Balance, March 31, 2014	–	293,328,330	293,328	82,842,499	(81,272,373)	1,863,454

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2014	2013
	$	$
OPERATING ACTIVITIES
Income (loss) for the period	56,084	(1,483,296)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,275	5,347
Inventory market and reserve adjustment	66,924	–
Warranty provision	328	62
Stock-based compensation	28,540	20,221
Changes in assets and liabilities:
Accounts receivable	(62,693)	(7,912)
Inventory	4,387	61,569
Deposits and prepaid expenses	(4,939)	(20,193)
Accounts payable, trade	(1,592)	(32,652)
Accrued and other liabilities	(42,596)	61,761
Cash provided by (used in) operating activities	48,718	(1,395,093)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,405)	–
Cash used in investing activities	(5,405)	–

FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,111	11,183
Cash provided by financing activities	3,111	11,183

Net increase (decrease) in cash and cash equivalents	46,424	(1,383,910)
Cash and cash equivalents, beginning of period	1,741,439	3,125,349
Cash and cash equivalents, end of period	1,787,863	1,741,439

See accompanying notes to consolidated financial statements

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio including (a) licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing new licensable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), data distribution and other technologies. The Company also markets its eVU™ mobile entertainment system and services for the travel industry.

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

Fair Value of Financial Instruments

U.S. generally accepted accounting principles define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value, is defined as follows:

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

March 31, 2014

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

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2014 are as follows:

	Fair Value Measurement as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	1,787,863	1,787,863	–	–

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

Income (Loss) per Share

Basic earnings per common share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities consist of stock options.

At March 31, 2014, stock options exercisable into 6,613,578 shares of common stock were outstanding (2013– options exercisable into 7,145,000 shares of common stock were outstanding). Dilutive securities were not included in the computation of diluted loss per share for the year ended March 31, 2013 because they were antidilutive. Dilutive securities could potentially dilute earnings (loss) per share in future years.

The following table presents the calculation of basic and diluted net income (loss) per share:

Year Ended March 31,	2014	2013

Net income (loss)	$56,084	$(1,483,296)
Weighted average common shares - basic	293,194,004	296,186,908
Basic income (loss) per common share	$0.00	$(0.01)

Diluted
Net income (loss)	$56,084	$(1,483,296)

Weighted average common shares - basic	293,194,004	296,186,908
Effect of dilutive common shares	477,722	–
Weighted average common shares - diluted	293,671,726	296,186,908
Net income (loss) per common share - basic	$0.00	$(0.01)
Net income (loss) per common share - diluted	$0.00	$(0.01)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	665,000	7,145,000

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

Employee equity share options, granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Certain options were excluded in the computation of diluted income per share for the year ended March 31, 2014 because the assumed proceeds exceeded the average market value of the Company’s common stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at March 31, 2014 was approximately $1.6 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

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

Revenues generated from license agreements are recognized in the period earned, provided that amounts are fixed or determinable and collectability is reasonably assured. The Company applies the guidance of SEC Staff Accounting Bulletin Topic 13.A.3(f), Nonrefundable Up-Front Fees, to its patent license and settlement agreements using the specific performance method analogous to the sale of an asset in such literature as ASC 840, Leases and ASC 926-605, Entertainment – Films, Revenue Recognition. At the time the Company enters into a contract and provides the customer with the licensed technology the Company has performed all of its obligations under contract, the rights to the Company’s technology have been transferred and no significant performance obligations remain. The Company’s licenses are perpetual in nature, extending until the expiration of the related patents. The execution of license agreements also provides for the release of the licensee from certain claims, the dismissal of any pending litigation and covenants not to sue.  Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the license and related releases, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services.

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

March 31, 2014

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

Inventory

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all Company inventory is determined by the weighted average cost method. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value. The Company writes its inventory down for estimated obsolescence or lack of marketability equal to the difference between cost of inventory and the net realizable value based upon assumptions about future selling prices, demand, technology developments and market conditions. We also maintain a substantial number of finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset.

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

March 31, 2014

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

Deferred Rent

For our operating lease, we recognize rent expense on a straight-line basis over the term of the lease and accordingly, we record the difference between cash rent payments and the recognition of rent expense as a deferred rent liability.

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

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2014, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2009 through 2013 remain open under the statute of limitations to examination by the major tax jurisdictions to which we are subject. However, due to net operating loss carryforwards (“NOL”) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1994.

Stock-based Compensation

The Company has adopted stock plans as summarized in Note 8. The Company measures all employee stock-based compensation awards in accordance with ASC 718 and records such expense in the consolidated financial statements over the requisite service period. The Company records the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). Options or stock awards issued to non-employees who are not directors of the Company are recorded at their estimated fair value at the measurement date and are periodically revalued as the options vest and are recognized as expense over the related service period on a graded vesting method. Stock options issued to consultants with performance conditions are measured and recognized when the performance is complete.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

The Company recorded $28,540 and $20,221 of stock-based compensation expense for the years ended March 31, 2014 and 2013, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year Ended March 31,	2014	2013
	$	$
Research and development	6,112	4,555
Selling and administrative	22,428	15,666
Total stock-based compensation expense	28,540	20,221

While certain research and development personnel costs are allocated to cost of revenues for proportionate time spent on product and content services, the amounts of related stock-based compensation costs are not considered significant.

ASC 718 also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statements of Cash Flows as a financing (rather than as operating) cash flow.  Realized windfall tax benefits are credited to paid-in capital. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2014 and 2013, there were no material differences between comprehensive income (loss) and net income (loss) for the respective years.

New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment requires an entity to present, either on the face of the financial statement or in the notes, the effects on the line items of net income due to significant amounts reclassified out of accumulated other comprehensive income, as well as provide cross-references to other required reclassification disclosures, where applicable. The adoption of the new pronouncement on April 1, 2013 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.  There have been no amounts reclassified out of accumulated other comprehensive income in any periods presented.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Consolidated Financial Statements.

There have been no other accounting pronouncements issued but not yet adopted by the Company which are expected to have a material impact on the Company’s financial position, results of operations or cash flows.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

3. INVENTORIES

Inventories consist of the following:

March 31,	2014	2013
	$	$
Raw materials	38,303	39,249
Work in process	13,393	13,669
Finished goods	31,858	79,635
	83,554	132,553
Reserve for obsolescence	(29,635)	(7,323)
	53,919	125,230
Less current portion	14,208	21,199
Inventory, long-term	39,711	104,031

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $81,609 at March 31, 2014 and $84,150 at March 31, 2013.

4. PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment consisted of the following:

Year Ended March 31,	2014	2013
	$	$
Computer hardware and software	45,402	52,100
Furniture and equipment	34,659	34,658
Machinery and equipment	49,554	75,219
Tooling	19,720	19,720
	149,335	181,697
Accumulated depreciation and amortization	(135,276)	(168,768)
	14,059	12,929

Intangible assets consisted of the following:

Year Ended March 31,	2014	2013
	$	$
Patents and licenses	24,409	24,409
Accumulated amortization	(24,409)	(24,409)
	–	–

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

5. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

March 31,	2014	2013
	$	$
Payroll and related	75,142	73,863
Deferred revenue	–	80,000
Warranty reserve	–	657
Accrued professional fees	122,980	89,609
Deferred rent	32,447	28,708
	230,569	272,837

Details of the estimated warranty liability are as follows:

Year Ended March 31,	2014	2013
	$	$
Beginning balance	657	1,093
Warranty provision	328	62
Warranty deductions	(985)	(498)
Ending balance	–	657

6. INCOME TAXES

Details of the income tax provision (benefit) for the years ended March 31, 2014 and 2013 are as follows:

Year ended March 31,	2014	2013
	$	$
Current tax expense (benefit)	40,000	(59,200)
Deferred tax expense (benefit)	565,000	(461,000)
Change in valuation allowance	(565,000)	461,000
Income tax provision (benefit)	40,000	(59,200)

Details of tax provision (benefit) are as follows:

Year ended March 31,	2014	2013
	$	$
Current tax expense (benefit):
Federal expense (benefit)	–	–
State expense (benefit)	–	(59,200)
Foreign expense (benefit)	40,000	–
	40,000	(59,200)

The Company recorded a tax expense of $40,000.

The Company has U.S. federal NOL carryforwards available at March 31, 2014 of approximately $24,000,000 (2013 - $24,000,000) that will begin to expire in 2013. The Company has state net operating loss carryforwards of $12,600,000 (2013 - $16,500,000) that will begin to expire in 2013. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. The foreign taxes paid create a foreign tax credit carryover that will be available to offset federal tax expense in future years, subject to certain limitations. The foreign tax credit carryover expires beginning in 2021.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

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

Significant components of the Company’s deferred tax assets as of March 31, 2014 and 2013 are shown below. A valuation allowance of $10,601,000 and $11,166,000 was established at March 31, 2014 and 2013 respectively, to offset the net deferred tax assets as realization is uncertain. When and if the Company can sustain consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

March 31,	2014	2013
	$	$
Deferred tax assets:
Net operating loss carryforwards	8,892,000	9,839,000
Foreign tax credit	303,000	263,000
Research tax credit	1,696,000	1,637,000
Stock-based compensation	50,000	70,000
Accruals and other	132,000	146,000
	11,073,000	11,955,000

Deferred tax liabilities:
Depreciation and amortization	(27,000)	(31,000)
State taxes	(445,000)	(758,000)
	(472,000)	(789,000)
Deferred tax assets	10,601,000	11,166,000
Valuation allowance for deferred tax assets	(10,601,000)	(11,166,000)
Net deferred taxes	–	–

At March 31, 2014, deferred tax assets do not include excess or windfall tax benefits from stock-based compensation of approximately $1,700. Equity will be increased by $1,700 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended March 31, 2014 and 2013 is as follows:

Year ended March 31,	2014	2013
	$	$
Income taxes (benefit) computed at federal statutory rate	34,000	(540,000)
Foreign taxes	40,000	–
Permanent book-tax differences	5,000	(2,000)
State tax rate adjustment	485,000	–
State income tax expense (benefit), net of federal effect	–	(141,200)
True-ups and operating loss expirations, net	41,000	163,000
Change in valuation allowance	(565,000)	461,000
Income tax provision (benefit)	40,000	(59,200)

7. CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of 350,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share. The issued common stock of the Company consisted of 293,328,330 and 293,186,908 common shares as of March 31, 2014 and 2013, respectively. The Company had no shares of preferred stock outstanding at March 31, 2014 or 2013.

8. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Plan and Awards

The Company has stock options outstanding under its 2005 Equity-Based Compensation Plan covering a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants until 2015. At March 31, 2014 there were options outstanding on 6,613,578 common shares pursuant to the 2005 Plan with options on 2,870,500 shares available for future grant under the 2005 Plan plus any future forfeitures or cancellations from the 2005 Plan options currently outstanding.

Stock-Based Compensation

The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the year ended March 31, 2014. There were no options granted during the year ended March 31, 2013.

Year Ended March 31,
2014
Volatility	129%
Risk-free interest rate	0.89%
Forfeiture rate	0.0%
Dividend yield	0.0%
Expected life in years	3.0
Weighted-average fair value of options granted	$0.04

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

Since the Company has a net operating loss carryforward as of March 31, 2014, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2014. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2014 or 2013 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2014 total estimated compensation cost of options granted but not yet vested was approximately $74,300 and is expected to be recognized over the weighted average period of 1.5 years.

Stock Option Summary Information

The following table summarizes stock option transactions:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2012	7,355,000	0.09
Fiscal 2013
Granted	–
Exercised	(183,750)	0.06
Canceled/expired	(26,250)	0.022
Outstanding March 31, 2013	7,145,000	0.09	552,747
Exercisable at March 31, 2013	6,720,000	0.10	490,567
Fiscal 2014
Granted	2,460,000	0.055
Exercised	(141,422)	0.022
Canceled/expired	(2,850,000)	0.13
Outstanding March 31, 2014	6,613,578	0.0624	412,839
Exercisable at March 31, 2014	4,768,578	0.0653	311,364

The following table summarizes the number of options exercisable at March 31, 2014 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2014	Number exercisable at March 31, 2014	Weighted average exercise price	Weighted average remaining contractual life	Weighted average exercise price of options exercisable at March 31, 2014
$	#	#	$	Years	$
$0.055	2,460,000	615,000	0.055	3.99	0.055
$0.02 - $0.03	1,598,578	1,598,578	0.0225	1.67	0.0225
$0.09 - $0.11	2,555,000	2,555,000	0.0945	0.39	0.0945

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

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

Reportable segment information for the years ended March 31, 2014 and 2013 is as follows:

Year Ended March 31,	2014	2013
	$	$
SEGMENT REVENUES:
Products and services	235,373	430,745
Patent licensing	2,045,385	11,669
	2,280,758	442,414

SEGMENT COST OF REVENUES:
Products and services	307,737	335,827
Patent licensing and litigation costs	450,000	326,612
Contingent legal fees and expenses	220,583	819,459
	978,320	662,439

RECONCILIATION:
Segment income (loss) before corporate costs	1,302,438	(220,025)
Other corporate operating costs	1,207,739	1,322,471
Operating income (loss) before provision for income taxes	94,699	(1,542,496)

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

Year Ended March 31,	2014	2013
	$	$
United States	2,045,385	11,669
International	235,373	430,745
Total revenue	2,280,758	442,414

Revenues from one licensee (11%) accounted for more than 10% of revenues for the year ended March 31, 2014. Revenues from four customers (31%, 22%, 14% and 11%) each accounted for more than 10% of revenues for the year ended March 31, 2013. Accounts receivable from three parties comprised 42%, 33% and 11% of net accounts receivable at March 31, 2014. Accounts receivable from three parties comprised 45%, 29% and 10% of net accounts receivable at March 31, 2013.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2014

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

In fiscal 2013 and fiscal 2014 the Company commenced new rounds of enforcement action with respect to its patent portfolio and as of June 5, 2014, has active a total of 32 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of Flash-R portfolio.

Commitment Related to Intellectual Property Legal Services

In September 2012 the Company terminated the legal representation of Duane Morris LLP related to Flash-R™ patent enforcement activities. The Company remains obligated to pay contingency fees on certain future royalty payments from previous matters.

In September 2012 the Company engaged Handal and Associates (“Handal”) to provide IP legal services in connection with licensing and prosecuting claims of infringement of the Company’s flash memory patent portfolio (“Patent Enforcement Matters”). Pursuant to a partial contingent fee arrangement, the Company is paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. The Company has agreed to pay Handal a fee ranging from 33-40% of any license fee or settlement related to Patent Enforcement Matters, less prior retainers and expenses. The Company may terminate the representation at any time but would be obligated to pay fees and advances.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $5,693 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2014 total $263,981. The Company recognizes rent expense by the straight-line method over the lease term. As of March 31, 2014, deferred rent totaled $32,447.

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of March 31, 2014, the Company made matching contributions totaling $15,580.

