Form 10-Q
period 2014-06-30
E DIGITAL CORP
filed 2014-08-13
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

As of August 1, 2014 a total of 293,328,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	March 31,
	(Unaudited)	2014
	$	$
ASSETS
Current
Cash and cash equivalents	1,951,359	1,787,863
Accounts receivable	237,155	238,623
Inventory	13,824	14,208
Deposits and prepaid expenses	69,987	65,264
Total current assets	2,272,325	2,105,958
Inventory, long-term	38,883	39,711
Property, equipment and intangibles, net of accumulated depreciation and amortization of $136,568 and $135,276, respectively	12,767	14,059
Total assets	2,323,975	2,159,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	250,666	65,705
Accrued and other liabilities	166,887	230,569
Total current liabilities	417,553	296,274

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,328,330 issued and outstanding each period	293,328	293,328
Additional paid-in capital	82,855,028	82,842,499
Accumulated deficit	(81,241,934)	(81,272,373)
Total stockholders' equity	1,906,422	1,863,454

Total liabilities and stockholders' equity	2,323,975	2,159,728

See notes to interim condensed consolidated financial statements.

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2014	2013
	$	$
Revenues:
Products and services	50,248	57,458
Patent license	632,500	392,000
	682,748	449,458

Operating costs and expenses:
Cost of revenues:
Products and services	53,791	108,010
Patent licensing and litigation costs	112,500	112,500
Contingent legal fees and expenses	206,664	15,128
Selling and administrative	186,770	202,387
Research and development	92,584	82,870
Total operating costs and expenses	652,309	520,895

Operating income (loss) before provision for income taxes	30,439	(71,437)
Income tax benefit (expense)	–	–
Net income (loss) for the period	30,439	(71,437)
Income (loss) per common share - basic and diluted	0.00	(0.00)

Weighted average common shares outstanding
Basic	293,328,330	293,186,908
Diluted	294,188,377	293,186,908

See notes to interim condensed consolidated financial statements.

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	June 30,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss) for period	30,439	(71,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,292	1,239
Inventory market and reserve adjustment	–	48,552
Warranty provision	–	383
Stock-based compensation	12,529	2,646
Changes in assets and liabilities:
Accounts receivable	1,468	122,218
Inventory	1,212	(907)
Deposits and prepaid expenses	(4,723)	1,766
Accounts payable, trade	184,961	62,159
Accrued and other liabilities	(63,682)	(105,279)
Cash provided by operating activities	163,496	61,340

Net increase in cash and cash equivalents	163,496	61,340
Cash and cash equivalents, beginning of period	1,787,863	1,741,439
Cash and cash equivalents, end of period	1,951,359	1,802,779

See notes to interim condensed consolidated financial statements.

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio including (a) licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing new licenseable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies. The Company also markets its eVU® mobile entertainment system and services for the travel industry.

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2014, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2014 filed on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the new standard.

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

4. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. We also have finished goods that we have determined to be slow-moving and have classified this portion of inventory as a long-term asset. Inventories consisted of the following:

	June 30,	March 31,
	2014	2014
	$	$
Raw materials	38,111	38,303
Work in process	12,842	13,393
Finished goods	31,030	31,858
	81,983	83,554
Reserve for obsolescence	(29,276)	(29,635)
	52,707	53,919
Less current portion	13,824	14,208
Inventory, long term	38,883	39,711

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $70,858 at June 30, 2014 and $81,609 at March 31, 2014.

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

	Three Months Ended
	June 30,
	2014	2013
	$	$
Research and development	2,547	849
Selling and administrative	9,982	1,797
Total stock-based compensation expense	12,529	2,646

As of June 30, 2014 total estimated compensation cost of stock options granted but not yet vested was $61,800 and is expected to be recognized over the weighted average period of 1.2 years.

No stock options were granted during the three-month periods ended June 30, 2014 and 2013.

See Note 7 for further information on outstanding stock options.

6. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended
	June 30,
	2014	2013
	$	$
Beginning balance	–	657
Warranty provision	–	383
Warranty deductions	–	(592)
Ending balance	–	448

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2014:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2014	293,328,330	293,328	82,842,499	(81,272,373)	1,863,454
Stock-based compensation	–	–	12,529		12,529
Income for the period	–	–	–	30,439	30,439
Balance, June 30, 2014	293,328,330	293,328	82,855,028	(81,241,934)	1,906,422

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	intrinsic value
	#	$	$
Outstanding April 1, 2014	6,613,578	0.0624
Granted	–	–
Exercised	–	–
Canceled/expired	(1,890,000)	0.090
Outstanding June 30, 2014	4,723,578	0.0514	29,713
Exercisable at June 30, 2014	2,878,578	0.0491	29,713

(1)	Options outstanding are exercisable at prices ranging from $0.022 to $0.11 and expire over the period from 2014 to 2018.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2014 of $0.0411 and excludes the impact of options that were not in-the-money.

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

9. SEGMENT INFORMATION

ASC 280 Segment Reporting provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company has two operating segments: (1) patent licensing and (2) products and services. Patent licensing consists of intellectual property revenues from the Flash-R patent portfolio and products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services.

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three months ended June 30, 2014 and 2013 is as follows:

	For the three months ended
	June 30,
	2014	2013
	$	$
SEGMENT REVENUES:
Products and services	50,248	57,458
Patent license	632,500	392,000
Total revenue	682,748	449,458

SEGMENT COST OF REVENUES:
Products and services	53,791	108,010
Patent licensing and litigation costs	112,500	112,500
Contingent legal fees and expenses	206,664	15,128
Total cost of revenues	372,955	235,638

RECONCILIATION:
Segment income (loss) before corporate costs	309,793	213,820
Other corporate operating costs	279,354	285,257
Operating (loss) before provision for income taxes	30,439	(71,437)

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

	For the three months ended
	June 30,
	2014	2013
	$	$
United States	632,500	392,000
International	50,248	57,458
Total revenue	682,748	449,458

Revenues from five licensees comprised 20%, 18%, 15%, 15% and 11% of revenue for the three months ended June 30, 2014, with no other licensee or customer accounting for more than 10% of revenues. Revenues from five licensees comprised 22%, 18%, 18% 12% and 12% of revenue for the three months ended June 30, 2013, with no other customer accounting for more than 10% of revenues. Accounts receivable from two licensees comprised 53% and 32% of net accounts receivable at June 30, 2014. Accounts receivable from three customers comprised 50%, 32% and 10% of net accounts receivable at June 30, 2013.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

In fiscal 2013 and fiscal 2014 the Company commenced new rounds of enforcement action with respect to its patent portfolio and as of August 4, 2014, has active a total of 29 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patent portfolio.

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

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,343 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at June 30, 2014 total $245,602. The Company recognizes rent expense by the straight-line method over the lease term. As of June 30, 2014, deferred rent totaled $31,878.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2014 was approximately $1.74 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the applicable safe harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of June 30, 2014, the Company made matching contributions totaling $3,677.

11. INCOME TAXES

There is no provision for income taxes for the three months ended June 30, 2014 and 2013 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At June 30, 2014 and 2013, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At June 30, 2014, the Company has no liabilities for uncertain tax positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2014.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing an intellectual property portfolio including (a) licensing and enforcing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing and licensing new intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies. We also market our eVU® mobile entertainment system and services for the travel industry.

With the inception of patent license revenue in fiscal 2009, we determined that we have two operating segments: (1) patent licensing and enforcement and (2) products and services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our patent portfolio. Our products and services revenue is derived from the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services.

We are commercializing our patent portfolios through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. We commenced legal enforcement actions in 2007 and since September 2012, the law firm of Handal and Associates has been handling our patent enforcement matters on a partial contingent fee basis.

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

Our eVU in-flight entertainment (“IFE”) business continued to decline in the fiscal year ended March 31, 2014 (fiscal 2014) primarily due to increased competition from personal devices. We are unable to predict future revenues from this market as sales have been sporadic and service revenues are expected to continue to decline.

While we reported a profit for the first quarter of fiscal 2015, revenues and profits have been sporadic in prior periods and we have incurred significant historical losses and negative cash flow from operations. We may incur losses in the future unless or until licensing or other revenues are sufficient to sustain continued profitability.

For the first quarter of fiscal 2015 (quarter ended June 30, 2014):

•	We recognized a net income before income taxes of $30,439 compared to a net loss before income taxes of $71,437 for the comparable period of the prior fiscal year. The difference in results was attributable to increased license revenues due to the timing and amount of individual license agreements.
•	Our revenues from products and services were $50,248 for the first three months of fiscal 2015 with $632,500 patent license revenue. This compares to $57,458 product and service revenue for the prior year’s first three months and $392,000 of patent license revenue.
•	Operating costs and expenses increased to $652,309 in the three months ended June 30, 2014 compared to $520,895 in the comparable period prior primarily due to increased patent license and litigation costs, offset by reduced research and development costs.

Management faces challenges and risks for the remainder of fiscal 2015 to execute our plan to increase Flash-R patent portfolio license fees and monetize our Nunchi and microSignet technologies. These challenges include, but are not limited to, successful execution of our legal and licensing enforcement strategy in an uncertain and changing legal and regulatory environment related to patent infringement. The failure to obtain additional patent license revenues could have a material adverse impact on our operations. Our patent licensing business is subject to significant risks discussed herein and in our Annual Report on Form 10-K and is subject to uncertainties as to the timing and amount of future license revenues, if any.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report of Form 10-K for the year ended March 31, 2014. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, stock-based compensation, fair values, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense;
•	income taxes; and
•	inventory reserve

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended June 30, 2014. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2014.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

	Three Months Ended June 30,
	2014		2013
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	50,248	7%	57,458	13%	(7,210)	(13%)
Patent licensing	632,500	93%	392,000	87%	240,500	61%
	682,748	100%	449,458	100%	233,290	52%
Operating costs and expenses:
Cost of revenues:
Products and services	53,791	8%	108,010	24%	(54,219)	(50%)
Patent licensing and litigation costs	112,500	16%	112,500	25%	–	0%
Contingent legal fees and expenses	206,664	30%	15,128	3%	191,536	1266%
Selling and administrative	186,770	27%	202,387	45%	(15,617)	(8%)
Research and development	92,584	14%	82,870	19%	9,714	12%
	652,309	96%	520,895	116%	131,414	25%
Operating (loss) before provision for income taxes	30,439	4%	(71,437)	(16%)	101,876	(143%)

Income Before Income Taxes

We reported a net income before income taxes of $30,439 for the three months ended June 30, 2014 compared to a net loss of $71,437 for the comparable period of the prior year due primarily due to increased patent license settlements in the current quarter.

Revenues

Revenues increased during first fiscal quarter of 2015 compared to the same quarter of the prior fiscal year due to new license arrangements. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a changing customer mix.

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

Operating Costs and expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended June 30, 2014, operating costs and expenses increased by $131,414 compared to the same period in the prior year.

Patent licensing legal costs related to Flash-R portfolio enforcement were $112,500 at June 30, 2014 and 2013. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Contingent legal fees and expenses related to patent enforcement were $206,664 for the three months ended June 30, 2014 and $15,128 for the three months ended June 30, 2013.

Cost of revenues associated with products and services decreased from $108,010 in the prior year’s first quarter to $53,791 in the current year. The decrease is primarily due to a lower-of-cost-or-market adjustment to inventory in the prior period of $44,612 and an increase to the reserve for obsolete inventory of $3,940, with no comparable expenses in the same period of the current year.

Selling and administrative costs for the three months ended June 30, 2014 decreased by $15,617 compared to the same period in the year prior. The decrease is primarily due to decreased consulting fees of $15,600 as compared to $33,695 in the same period of the prior year. The current period included a $9,982 expense for noncash stock-based compensation expense compared to $1,797 for the prior year’s first quarter.

Research and related expenses increased by $9,714 primarily due to $9,428 increase in salaries expense due to a labor allocations based on activity spent in each area. The current period included a $2,547 expense for noncash stock-based compensation expense compared to $849 in the prior year’s first quarter. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income (Loss)

Net income for the three months ended June 30, 2014 was $30,439. The net loss for the prior comparable first quarter was $71,437.

Liquidity and Capital Resources

At June 30, 2014, we had working capital of $1,854,772 compared to a working capital of $1,809,684 at March 31, 2014. At June 30, 2014 we had cash on hand of $1,951,359.

Operating Activities

Cash provided by operating activities was $163,496 for the three months ended June 30, 2014. Cash provided by operating activities included the net income of $30,439 increased by net non-cash expenses of $13,821 primarily consisting of stock based compensation of $12,529. A major component providing operating cash was an increase of $184,961 of accounts payable. A major component reducing operating cash included a decrease of $63,682 in accrued and other liabilities.

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

Financing Activities

There were no cash financing activities during the three months ended June 30, 2014 and 2013.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At June 30, 2014 and 2013 we had no significant purchase commitments for product and components.

We have future lease commitments on our current facility as more fully described in our accompanying interim condensed consolidated financial statements.

Our legal firm, Handal and Associates, provides IP legal services in connection with licensing and prosecuting claims of infringement of our flash memory patent portfolio. Pursuant to a partial contingent fee arrangement, we are paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. We have agreed to pay Handal a fee ranging from 33% to 40% of any license fee or settlement related to Patent Enforcement Matters, less prior retainers and expenses. We may terminate the representation at any time but would be obligated to pay fees and advances.

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at June 30, 2014 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and eVU product sales and services but the timing of licenses and shipments and the amount and quantities of shipments, orders and reorders are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of its patent portfolio licensing and enforcement activities. In October and November 2012 the Company commenced enforcement action with respect to its patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of flash memory technologies. The Company filed additional complaints from December 2012 through December 2013, and subsequently entered into license and settlement agreements with multiple defendants, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice.

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

Date: August 13, 2014

