Form 10-Q
period 2014-09-30
E DIGITAL CORP
filed 2014-11-12
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [ X ] Yes   [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of November 1, 2014 a total of 293,328,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements.

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	March 31,
	(Unaudited)	2014
	$	$
ASSETS
Current
Cash and cash equivalents	1,845,753	1,787,863
Accounts receivable	61,731	238,623
Inventory	–	14,208
Deposits and prepaid expenses	48,754	65,264
Total current assets	1,956,238	2,105,958
Inventory, long-term	–	39,711
Property, equipment and intangibles, net of accumulated depreciation and amortization of $137,860 and $135,276, respectively	11,475	14,059
Total assets	1,967,713	2,159,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	102,742	65,705
Accrued and other liabilities	118,876	230,569
Total current liabilities	221,618	296,274

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,328,330 shares issued and outstanding each period	293,328	293,328
Additional paid-in capital	82,867,557	82,842,499
Accumulated deficit	(81,414,790)	(81,272,373)
Total stockholders' equity	1,746,095	1,863,454

Total liabilities and stockholders' equity	1,967,713	2,159,728

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:	$	$	$	$
Products and services	54,468	67,004	104,716	124,462
Patent license	340,034	34,725	972,534	426,725
	394,502	101,729	1,077,250	551,187

Operating costs and expenses:
Cost of revenues:
Products and services	105,616	62,587	159,407	170,597
Patent licensing and litigation costs	113,089	112,500	225,589	225,000
Contingent legal fees and expenses	96,712	14,765	303,376	29,893
Selling and administrative	176,717	243,840	363,487	446,227
Research and related expenditures	75,224	78,150	167,808	161,020
Total operating costs and expenses	567,358	511,842	1,219,667	1,032,737

Operating loss before provision for income taxes	(172,856)	(410,113)	(142,417)	(481,550)
Income tax benefit (expense)	–	–	–	–
Net loss for the period	(172,856)	(410,113)	(142,417)	(481,550)
Loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding Basic and diluted	293,328,330	293,186,908	293,328,330	293,186,908

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	September 30,
	2014	2013
OPERATING ACTIVITIES	$	$
Loss for period	(142,417)	(481,550)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	2,584	2,189
Inventory market and reserve adjustment	51,956	48,552
Warranty provision	–	353
Stock-based compensation	25,058	2,646
Changes in assets and liabilities:
Accounts receivable	176,892	116,805
Inventory	1,963	315
Deposits and prepaid expenses	16,510	(7,212)
Accounts payable, trade	37,037	11,300
Accrued and other liabilities	(111,693)	(79,139)
Cash provided by (used in) operating activities	57,890	(385,741)
Net increase (decrease) in cash and cash equivalents	57,890	(385,741)
Cash and cash equivalents, beginning of period	1,787,863	1,741,439
Cash and cash equivalents, end of period	1,845,753	1,355,698

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

Notes to Interim Condensed Consolidated Financial Statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio including (a) licensing and enforcing its Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing new licenseable intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies. The Company also provides eVU® mobile entertainment services to its travel industry customers.

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2014, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2014 filed on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The Company is currently evaluating the new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The Company is currently evaluating the new standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management's plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Other Accounting Standards Updates not effective until after September 30, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

3. LOSS PER SHARE

Basic loss per common share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. These securities were not included in the computation of diluted loss per share for the periods because they are antidilutive or of no effect, but they could potentially dilute earnings per share in future periods. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities There was no difference in basic and diluted loss per share or basic and diluted weighted average shares outstanding for the periods presented.

4. LIQUIDITY

The Company has not identified any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease of liquidity. During the second quarter of fiscal 2015 the Company ceased marketing eVU products and accessories, but continues to service existing customers through the term of existing contracts in September 2015. The Company does not expect the termination of eVU operations and the loss of eVU revenues to have a material impact on liquidity, results of operations or financial condition.

5. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. The Company reserves for inventory that is obsolete or determined to be slow-moving and classifies the slow moving portion of inventory as a long-term asset. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at September 30, 2014. The Company expects to provide eVU services to existing customers through the terms of existing contracts.

Inventories consisted of the following:

	September 30,	March 31,
	2014	2014
	$	$
Raw materials	37,719	38,303
Work in process	12,842	13,393
Finished goods	31,030	31,858
	81,591	83,554
Reserve for obsolescence	(81,591)	(29,635)
	–	53,919
Less current portion	–	14,208
Inventory, long term	–	39,711

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $81,609 at March 31, 2014.

6. STOCK-BASED COMPENSATION COSTS

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
Research and development	2,547	–	5,094	849
Selling and administrative	9,982	–	19,964	1,797
Total stock-based compensation expense	12,529	–	25,058	2,646

As of September 30, 2014 total estimated compensation cost of stock options granted but not yet vested was $49,282 and is expected to be recognized over the weighted average period of 1.0 year.

No stock options were granted during the three or six-month periods ended September 30, 2014 and 2013.

See Note 8 for further information on outstanding stock options.

7. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
Beginning balance	–	448	–	657
Warranty provision	–	(30)	–	353
Warranty usage	–	(180)	–	(772)
Ending balance	–	238	–	238

8. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2014:

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity
		$	$	$	$
Balance, April 1, 2014	293,328,330	293,328	82,842,499	(81,272,373)	1,863,454
Stock-based compensation	–	–	25,058	–	25,058
Loss for the period	–	–	–	(142,417)	(142,417)
Balance, September 30, 2014	293,328,330	293,328	82,867,557	(81,414,790)	1,746,095

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2014	6,613,578	0.0624
Granted	–
Exercised	–
Canceled/expired	(1,890,000)	0.09
Outstanding September 30, 2014	4,723,578	0.05	$30,192
Exercisable at September 30, 2014	3,493,578	0.05	$30,192

(1)	Options outstanding are exercisable at prices ranging from $0.022 to $0.11 and expire over the period from 2014 to 2018.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2014 of $0.0414 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding at September 30, 2014 and September 30, 2013.

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

10. SEGMENT INFORMATION

ASC 280 Segment Reporting provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company has two operating segments: (1) patent licensing and (2) products and services. Patent licensing consists of intellectual property revenues from the Flash-R patent portfolio and products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services. During the second quarter of fiscal 2015 we ceased marketing eVU products and accessories but continue to provide services to our existing customers under existing contracts. We intend to terminate providing eVU services after existing contract terms are complete by September 2015.

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and six months ended September 30, 2014 and 2013 is as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
SEGMENT REVENUES:
Products and services	54,468	67,004	104,716	124,462
Patent license	340,034	34,725	972,534	426,725
Total revenue	394,502	101,729	1,077,250	551,187

SEGMENT COST OF REVENUES:
Products and services	105,616	62,587	159,407	170,597
Patent licensing and litigation costs	113,089	112,500	225,589	225,000
Contingent legal fees and expenses	96,712	14,765	303,376	29,893
Total cost of revenues	315,417	189,852	688,372	425,490

RECONCILIATION:
Segment income (loss) before corporate costs	79,085	(88,123)	388,878	125,697
Other corporate operating costs	251,941	321,990	531,295	607,247
Operating (loss) before provision for income taxes	(172,856)	(410,113)	(142,417)	(481,550)

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2014	2013	2014	2013
	$	$	$	$
United States	340,034	34,725	972,534	426,725
International	54,468	67,004	104,716	124,462
Total revenue	394,502	101,729	1,077,250	551,187

Revenues from two licensees comprised 13% and 12% of revenue for the six months ended September 30, 2014, with no other licensee or customer accounting for more than 10% of revenues. Revenues from five licensees comprised 18%, 15%, 15%, 10% and 10% of revenue for the six months ended September 30, 2013, with no other customer accounting for more than 10% of revenues. Accounts receivable from three customers comprised 56%, 30% and 10% of net accounts receivable at September 30, 2014. Accounts receivable from three customers comprised 44%, 40% and 12% of net accounts receivable at September 30, 2013.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

In fiscal 2013 and fiscal 2014 the Company commenced new rounds of enforcement action with respect to its patent portfolio and as of November 1, 2014, has active a total of 17 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patent portfolio.

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

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,343 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,157 in the forty-ninth through sixty-second months. Future lease commitments at September 30, 2014 total $226,571. The Company recognizes rent expense by the straight-line method over the lease term. As of September 30, 2014, deferred rent totaled $30,658.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2014 was approximately $1.6 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the number and nature of customers comprising the Company’s customer base and their geographic dispersion. The Company has not incurred any significant credit related losses.

The Company relies on one legal firm to represent it in patent licensing and enforcement matters.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of September 30, 2014, the Company made matching contributions totaling $7,316.

12. INCOME TAXES

There is no provision for income taxes for the six months ended September 30, 2014 and 2013 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At September 30, 2014, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At September 30, 2014, the Company has no liabilities for uncertain tax positions.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing an intellectual property portfolio including (a) licensing and enforcing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing and licensing new intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies. We also provide eVU® mobile entertainment services to our travel industry customers.

With the inception of patent license revenue in fiscal 2009, we determined that we have two operating segments: (1) patent licensing and enforcement and (2) products and services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our patent portfolio. Our products and services revenue has been derived from the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services. During the second quarter of fiscal 2015 we ceased marketing eVU products and accessories but continue to provide services to our existing customers under existing contracts. We intend to terminate providing eVU services after existing contract terms are complete by September 2015.

We are commercializing our patent portfolios through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. We commenced legal enforcement actions in 2007 and since September 2012, the law firm of Handal and Associates has been handling our Patent Enforcement Matters on a partial contingent fee basis.

Currently, we have active lawsuits filed against parties believed to infringe patents covering the use of our technologies. In fiscal 2013 and 2014 we commenced enforcement action with respect to our patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. We subsequently entered into license and settlement agreements with multiple defendants, won a stipulated judgment against three defendants, and dismissed seven defendants without prejudice.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness systems.

Our business is high risk in nature. There can be no assurance we can achieve sufficient patent license or other revenues to sustain profitability. We continue to be subject to the risks normally associated with introducing new technologies, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the last two fiscal years and during our current fiscal year.

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

Our eVU in-flight entertainment (“IFE”) business continued to decline in the fiscal year ended March 31, 2014 (fiscal 2014) and thereafter primarily due to increased competition from personal devices. During the second quarter of fiscal 2015 we ceased marketing eVU products and accessories but continue to provide services to our existing customers through the term of existing contracts.

While we reported a profit for the first quarter of fiscal 2015, revenues and profits have been sporadic in prior periods and we have incurred significant historical losses and negative cash flow from operations. We incurred a second quarter loss and may incur losses in the future unless or until licensing revenues are sufficient to sustain continued profitability.

For the six months ended September 30, 2014:

•	We recognized a net loss of $142,417 compared to a net loss before income taxes of $481,550 for the comparable six month period of the prior fiscal year. The difference in results was attributable to increased license revenues due to the timing and amount of individual license agreements.
•	Our revenues from products and services were $104,716 for the first half of fiscal 2015 with $972,534 patent license revenue. This compares to $124,462 product and service revenue for the prior year’s first half and $426,725 patent license revenue.
•	Operating costs and expenses increased to $1,219,667 in the six months ended September 30, 2014 compared to $1,032,737 in the comparable period prior primarily due to increased patent license and litigation costs.

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

Our monthly cash operating costs average approximately $135,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended September 30, 2014. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2014.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,

	2014	% of	2013	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	54,468	14%	67,004	66%	(12,536)	(19%)
Patent licensing	340,034	86%	34,725	34%	305,309	879%
	94,502	100%	101,729	100%	292,773	288%
Operating costs and expenses:
Cost of revenues:
Products and services	105,616	27%	62,587	62%	43,029	69%
Patent licensing and litigation costs	113,089	29%	112,500	111%	589	1%
Contingent legal fees and expenses	96,712	25%	14,765	15%	81,947	555%
Selling and administrative	176,717	45%	243,840	240%	(67,123)	(28%)
Research and development	75,224	19%	78,150	77%	(2,926)	(4%)
	567,358	144%	511,842	503%	55,516	11%
Operating (loss) before provision for income taxes	(172,856)	(44%)	(410,113)	(403%)	237,257	(58%)

Loss Before Income Taxes

We reported a reduced net loss before income taxes of $172,856 for the three months ended September 30, 2014 compared to a net loss before income taxes of $410,113 for the comparable period of the prior year due primarily to increased patent license revenue in the current year.

Revenues

Revenues increased during the second fiscal quarter of 2015 compared to the same quarter of the prior fiscal year due to new license arrangements. We currently have one licensee reporting periodic royalties. One such payment was recognized in the quarter ended September 30, 2014 and one in the same period of the prior year. All other royalties have been one-time fully paid up royalties.

We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our product revenues have been sporadic in part as a result of industry economics including the rapid consumer adoption of portable devices resulting in reduced IFE activity. Our service revenues declined and vary depending on repair and content services provided to a declining customer base. During the second quarter of fiscal 2015 we ceased marketing eVU products and accessories but continue to provide services to our existing customers under existing contracts. We intend to terminate providing eVU services after existing contract terms are complete by September 2015.

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

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended September 30, 2014, operating costs and expenses increased by $55,516 compared to the same period in the prior year.

Patent licensing legal costs related to Flash-R portfolio enforcement were $113,089 for the three months ended September 30, 2014 compared to $112,500 in the prior year’s second quarter. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses. Contingent legal fees and expenses related to patent enforcement were $96,712 for the three months ended September 30, 2014 and $14,765 for the three months ended September 30, 2013. The increase of $81,947 is the result of increased patent license revenues in the current period.

Cost of revenues associated with products and services increased from $62,587 in the prior year’s second quarter to $105,616 in the current year. The $43,029 increase is primarily due to an increase to the reserve for obsolete inventory in the current period of $51,956, offset by reduced salaries expense of $45,631 in the current period as compared to $52,814 in the same period of the prior year.

Selling and administrative costs for the three months ended September 30, 2014 decreased by $67,123 compared to the same period in the year prior. The prior period included $55,349 for annual meeting costs with no comparable expense in the same period of the current year. The current year’s second quarter included $9,982 for noncash stock-based compensation expense with no comparable expense in the same period of the prior year.

Research and related expenses decreased by $2,926 primarily due to $13,553 reduction in patent related legal fees, offset by increased salaries and related benefits expenses in the current year of $10,155 as compared to the same period in the prior year. The current year’s second quarter included $2,547 for noncash stock-based compensation expense with no comparable expense in the prior period. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income (Loss)

Net loss for the three months ended September 30, 2014 was $172,856. The net loss for the prior comparable first quarter was $410,113.

Six months ended September 30, 2014 compared to the six months ended September 30, 2013

	Six Months Ended September 30,
	2014	% of	2014	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product and services	104,716	10%	124,462	23%	(19,746)	(16%)
Patent licensing	972,534	90%	426,725	77%	545,809	128%
	1,077,250	100%	551,187	100%	526,063	95%
Operating costs and expenses:
Products and services	159,407	15%	170,597	31%	(11,190)	(7%)
Patent licensing and litigation costs	225,589	21%	225,000	41%	589	0%
Contingent legal fees and expenses	303,376	28%	29,893	5%	273,483	915%
Selling and administrative	363,487	34%	446,227	81%	(82,740)	(19%)
Research and related	167,808	16%	161,020	29%	6,788	4%
	1,219,667	113%	1,032,737	187%	186,930	18%
Operating (loss) before provision for income taxes	(142,417)	(13%)	(481,550)	(87%)	339,133	(70%)

Loss Before Income Taxes

The reduced loss before income taxes of $142,417 for the six months ended September 30, 2014 resulted primarily from increased patent licensing and litigation costs and reduced revenue from products and services.

Revenues

Revenues increased during the most recent six months compared to the same period of the prior fiscal year due to the increase in patent license revenue from $426,725 to $972,534. We experienced reduced product and service revenues due to no significant new customers or product sales and reduced service revenues from ongoing customers. Our service revenues declined and varied depending on repair and content services provided to a declining customer base and are expected to cease after expiration of existing contracts in September 2015.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues.

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the six months ended September 30, 2014, operating costs and expenses increased by $186,930 compared to the same period in the prior year primarily due to patent licensing legal costs.

Patent licensing legal costs related to patent enforcement were $225,589 for the six months ended September 30, 2014 compared to $225,000 for the same period in the prior year. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Selling and administrative costs for the six months ended September 30, 2014 decreased by $82,740 compared to the same period in the year prior. The prior period included $55,349 for annual meeting costs with no comparable expense in the same period of the current year. The current period includes decreased professional fees of $34,235 as compared to $82,113 in the same period of the prior year.

Research and related expenses in the current period of $167,808 was consistent with comparable expenses the same period of the prior year of $161,020. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Liquidity and Capital Resources

At September 30, 2014, we had working capital of $1,734,620 compared to working capital of $1,809,684 at March 31, 2014. At September 30, 2014 we had cash on hand of $1,845,753.

Operating Activities

Cash provided by operating activities was $57,890 for the six months ended September 30, 2014. The net loss of $142,417 decreased by net non-cash expenses of $79,957 used operating cash. Major components providing operating cash were a decrease of $176,892 in accounts receivable, a decrease of $53,919 in inventory including reserve adjustments of $51,596, and an increase of $37,037 in accounts payable. A major component reducing operating cash was a decrease of $111,693 in accrued and other liabilities.

Cash used by operating activities was $385,741 for the six months ended September 30, 2013. Cash used by operating activities included the net loss of $481,550 decreased by net non-cash expenses of $53,740. Major components providing operating cash were a decrease of $116,805 in accounts receivable, a decrease of $48,867 in inventory including a lower-of cost or market and reserve adjustment of $48,552, and an increase of $11,300 in accounts payable. A major component reducing operating cash was a decrease of $79,139 in accrued and other liabilities.

Our terms to customers vary but patent license payments are normally due at signing of the license or within 30-45 days of settlement or end of royalty reporting period.

Individual working capital components can change dramatically from period to period due to timing of licensing and services and corresponding receivable, inventory and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities

The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

There were no cash financing activities during the six months ended September 30, 2014 and 2013.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At September 30, 2014 we had no significant purchase commitments for product and components.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at September 30, 2014 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing but the timing of licenses are subject to many factors and risks, many outside our control.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of its patent portfolio licensing and enforcement activities. In fiscal 2013 the Company commenced enforcement action with respect to its patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents. The Company filed additional complaints in fiscal 2014, and subsequently entered into license and settlement agreements with multiple defendants, won stipulated judgments against three defendants, and dismissed seven defendants without prejudice.

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

Date:     November 12, 2014

