Form 10-Q/A
period 2014-09-30
E DIGITAL CORP
filed 2014-11-18
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-Q for the period ended September 30, 2014 is being filed solely to correct typographical errors in page numbering and that appear in the Results of Operations, specifically in each of the tables for the Three months ended September 30, 2014 compared to the three months ended September 30, 2013 and Six months ended September 30, 2014 compared to the six months ended September 30, 2013. No other changes have been made to the Form 10-Q, as originally filed on November 12, 2014.

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

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended September 30,

	2014	% of	2013	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	54,468	14%	67,004	66%	(12,536)	(19%)
Patent licensing	340,034	86%	34,725	34%	305,309	879%
	394,502	100%	101,729	100%	292,773	288%
Operating costs and expenses:
Cost of revenues:
Products and services	105,616	27%	62,587	62%	43,029	69%
Patent licensing and litigation costs	113,089	29%	112,500	111%	589	1%
Contingent legal fees and expenses	96,712	25%	14,765	15%	81,947	555%
Selling and administrative	176,717	45%	243,840	240%	(67,123)	(28%)
Research and development	75,224	19%	78,150	77%	(2,926)	(4%)
	567,358	144%	511,842	503%	55,516	11%
Operating (loss) before provision for income taxes	(172,856)	(44%)	(410,113)	(403%)	237,257	(58%)

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

*Previously filed with the Company’s original Form 10-Q on November 12, 2014, Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

By: /s/ ALFRED H. FALK
Alfred H. Falk, President and Chief Executive Officer

By: /s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Chief Financial Officer

Date:      November 18, 2014

