Form 10-Q
period 2014-12-31
E DIGITAL CORP
filed 2015-02-12
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of February 5, 2015 a total of 293,378,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	March 31,
	(Unaudited)	2014
	$	$
ASSETS
Current
Cash and cash equivalents	2,244,145	1,787,863
Accounts receivable	75,551	238,623
Inventory	–	14,208
Deposits and prepaid expenses	44,641	65,264
Total current assets	2,364,337	2,105,958
Inventory, long-term	–	39,711
Property, equipment and intangibles, net of accumulated depreciation and amortization of $139,152 and $135,276, respectively	10,183	14,059
Total assets	2,374,520	2,159,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	205,550	65,705
Accrued and other liabilities	134,605	230,569
Total current liabilities	340,155	296,274

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	–	–
Common stock, $0.001 par value; 350,000,000 shares authorized 293,328,330 shares issued and outstanding each period	293,328	293,328
Additional paid-in capital	82,880,086	82,842,499
Accumulated deficit	(81,139,049)	(81,272,373)
Total stockholders' equity	2,034,365	1,863,454

Total liabilities and stockholders' equity	2,374,520	2,159,728

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues:	$	$	$	$
Products and services	42,995	58,867	147,711	183,329
Patent license	1,078,500	1,227,500	2,051,034	1,654,225
	1,121,495	1,286,367	2,198,745	1,837,554

Operating costs and expenses:
Cost of revenues:
Products and services	79,322	83,925	238,729	254,522
Patent licensing and litigation costs	117,185	112,500	342,774	337,500
Contingent legal fees and expenses	338,630	119,004	642,006	148,897
Selling and administrative	185,481	179,708	548,968	625,935
Research and related expenditures	93,786	77,436	261,594	238,456
Total operating costs and expenses	814,404	572,573	2,034,071	1,605,310

Operating income before provision for income taxes	307,091	713,794	164,674	232,244
Income tax expense	(31,350)	(15,000)	(31,350)	(15,000)
Income for the period	275,741	698,794	133,324	217,244
Income per common share - basic	0.00	0.00	0.00	0.00
Income per common share - diluted	0.00	0.00	0.00	0.00

Weighted average common shares outstanding
Basic	293,328,330	293,186,908	293,328,330	293,186,908
Diluted	294,164,274	294,281,077	294,135,318	294,841,269

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31,
	2014	2013
OPERATING ACTIVITIES	$	$
Income for period	133,324	217,244
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	3,876	3,104
Inventory market and reserve adjustment	50,278	67,104
Warranty provision	–	338
Stock-based compensation	37,587	2,646
Changes in assets and liabilities:
Accounts receivable	163,072	114,421
Inventory	3,641	3,230
Deposits and prepaid expenses	20,623	23,775
Accounts payable, trade	139,845	16,089
Accrued and other liabilities	(95,964)	(143,265)
Cash provided by operating activities	456,282	304,686

INVESTING ACTIVITIES
Purchase of equipment	–	(1,623)
Cash used in investing activities	–	(1,623)
FINANCING ACTIVITIES
Cash provided by financing activities	–	–
Net increase in cash and cash equivalents	456,282	303,063
Cash and cash equivalents, beginning of period	1,787,863	1,741,439
Cash and cash equivalents, end of period	2,244,145	2,044,502

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

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2014, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2014 filed on Form 10-K.

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

Other Accounting Standards Updates not effective until after December 31, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

3. INCOME PER SHARE

Basic income per common share is computed by dividing net income for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
	$	$	$	$

Net income	$275,741	$698,794	$133,324	$217,244

Weighted average common shares - basic	293,328,330	293,186,908	293,328,330	293,186,908
Effect of dilutive common shares	835,944	1,094,169	806,988	1,654,361
Weighted average common shares - diluted	294,164,274	294,281,077	294,135,318	294,841,269
Net income per common share - basic	$0.00	$0.00	$0.00	$0.00
Net income per common share - diluted	$0.00	$0.00	$0.00	$0.00

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	0	2,555,000	0	2,555,000

There was no difference in basic and diluted income per share for the periods presented.

4. LIQUIDITY

The Company has not identified any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease of liquidity. During the second quarter of fiscal 2015 the Company ceased marketing eVU products and accessories, but at December 31, 2014 continues to service one customer through the term of the existing contract in September 2015. The Company does not expect the termination of eVU operations and the loss of eVU revenues to have a material impact on liquidity, results of operations or financial condition.

5. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. The Company reserves for inventory that is obsolete or determined to be slow-moving and classifies the slow moving portion of inventory as a long-term asset. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at December 31, 2014. The Company is providing eVU content services to one customer through the term of existing contract in September 2015.

Inventories consisted of the following:

	December 31,	March 31,
	2014	2014
	$	$
Raw materials	37,559	38,303
Work in process	12,842	13,393
Finished goods	29,512	31,858
	79,913	83,554
Reserve for obsolescence	(79,913)	(29,635)
	–	53,919
Less current portion	–	14,208
Inventory, long term	–	39,711

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	$	$	$	$
Research and development	2,547	–	7,641	849
Selling and administrative	9,982	–	29,946	1,797
Total stock-based compensation expense	12,529	–	37,587	2,646

As of December 31, 2014 total estimated compensation cost of stock options granted but not yet vested was $36,750 and is expected to be recognized over the weighted average period of approximately nine months.

No stock options were granted during the three or nine-month periods ended December 31, 2014.

See Note 8 for further information on outstanding stock options.

7. WARRANTY RESERVE

Details of the estimated warranty liability included in accrued and other liabilities are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	$	$	$	$
Beginning balance	–	238	–	657
Warranty provision	–	(15)	–	338
Warranty deductions	–	(188)	–	(960)
Ending balance	–	35	–	35

8. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2014:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2014	293,328,330	293,328	82,842,499	(81,272,373)	1,863,454
Stock-based compensation	–	–	37,587	–	37,587
Net income for the period	–	–	–	133,324	133,324
Balance, December 31, 2014	293,328,330	293,328	82,880,086	(81,139,049)	2,034,365

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2014	6,613,578	0.0624
Granted	–	-
Exercised	–	-
Canceled/expired	(2,210,000)	0.086
Outstanding December 31, 2014	4,403,578	0.0505	$341,219
Exercisable at December 31, 2014	3,173,578	0.0488	$251,429

(1)	Options outstanding are exercisable at prices ranging from $0.022 to $0.11 and expire over the period from 2015 to 2018.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2014 of $0.128.

Share warrants

No warrants were outstanding at December 31, 2014 and December 31, 2013.

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

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and nine months ended December 31, 2014 and 2013 is as follows:

	For the three months ended December 31,		For the nine months ended December 31,
	2014	2013	2014	2013
	$	$	$	$
SEGMENT REVENUES:
Products and services	42,995	58,867	147,711	183,329
Patent licensing	1,078,500	1,227,500	2,051,034	1,654,225
Total revenue	1,121,495	1,286,367	2,198,745	1,837,554

SEGMENT COST OF REVENUES:
Products and services	79,322	83,925	238,729	254,522
Patent licensing and litigation costs	117,185	112,500	342,774	337,500
Contingent legal fees and expenses	338,630	119,004	642,006	148,897
Total cost of revenues	535,137	315,429	1,223,509	740,919

RECONCILIATION:
Segment income before corporate costs	586,358	970,938	975,236	1,096,635
Other corporate operating costs	279,267	257,144	810,562	864,391
Operating income before provision for income taxes	307,091	713,794	164,674	232,244

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

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2014	2013	2014	2013
	$	$	$	$
United States	1,078,500	1,227,500	2,051,034	1,654,225
International	42,995	58,867	147,711	183,329
Total revenue	1,121,495	1,286,367	2,198,745	1,837,554

Revenues from one licensee comprised 16% of revenues for the nine months ended December 31, 2014, with no other licensee or customer accounting for more than 10% of revenues. Revenues from four licensees comprised 13%, 11%, 11% and 11% of revenue for the nine months ended December 31, 2013, with no other licensee or customer accounting for more than 10% of revenues. Accounts receivable from three customers comprised 66%, 14% and 11% of net accounts receivable at December 31, 2014. Accounts receivable from two customers comprised 52% and 37% of net accounts receivable at December 31, 2013.

11. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

Beginning in fiscal 2013 and continuing through the current fiscal year, the Company commenced new rounds of enforcement action with respect to its patent portfolios and as of February 1, 2015, had active a total of 12 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patent portfolio.

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

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,343 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,157 in the forty-ninth through sixty-second months. Future lease commitments at December 31, 2014 total $207,541. The Company recognizes rent expense by the straight-line method over the lease term. As of December 31, 2014, deferred rent totaled $29,438.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at December 31, 2014 was approximately $2.03 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

The Company used to provide a one-year limited warranty for most of its products, but as of December 31, 2014, the Company no longer sells eVU products

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of December 31, 2014, the Company made matching contributions totaling $10,537.

12. INCOME TAXES

For the nine months ended December 31, 2014, the provision for income taxes consisted of $31,350 of foreign withholding taxes on payments in connection with a patent license agreement. Excluding the impact of foreign withholding taxes, the current year annual effective tax rate is estimated to be zero due to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.

At December 31, 2014, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At December 31, 2014, the Company has no liabilities for uncertain tax positions.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing an intellectual property portfolio including (a) licensing and enforcing our Flash-R™ portfolio of patents related to the use of flash memory in portable devices, and (b) developing and licensing new intellectual property related to context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies. We previously also provided eVU® mobile entertainment services to our travel industry customers, however we ceased eVU services in the second quarter of fiscal 2015 with the exception of one remaining contract to be complete by September 2015

With the inception of patent license revenue in fiscal 2009, we determined that we have two operating segments: (1) patent licensing and enforcement and (2) products and services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our patent portfolio. Our products and services revenue has been derived from the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services. During the second quarter of fiscal 2015 we ceased marketing eVU products and accessories but currently provide services to one customer under an existing contract. We intend to terminate providing eVU services after the contract term is complete by September 2015.

Licensing and Patent Enforcement Activities

We are commercializing our patent portfolios through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. We commenced legal enforcement actions in 2007 and since September 2012, the law firm of Handal and Associates has been handling our Patent Enforcement Matters on a partial contingent fee basis.

Beginning in fiscal 2013 we commenced new rounds of enforcement actions with respect to our patent portfolios by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. Currently, we have active lawsuits filed against parties believed to infringe patents covering the use of our Flash-R and Nunchi technologies.

Flash-R Technology Enforcement and Licensing Progress - In November 2014, our appeal to the Federal Circuit Court of Appeals regarding application of the doctrine of collateral estoppel as to our U.S. Patent No. 5,839,108 (“the ‘108 patent”) was successful. The Court upheld the lower court’s application of collateral estoppel to U.S. Patent No. 5,491,774 (“the ‘774), which has now expired. In December 2014 the United States District Court for the Southern District of California ruled favorably regarding our claim construction of the ‘108 patent. As a result, in December 2014 and January 2015, we entered into license and settlement agreements with additional defendants. In January 2015 we filed additional enforcement actions against multiple defendants.

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. We currently have two active complaints in the U.S. District Court for the Southern District of California.

MicroSignet Technology - We are seeking to license our MicroSignet technology and to date have not commenced any legal actions but may do so in the future.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We continue to develop additional intellectual property in the areas of context and interpersonal awareness systems as well as explore new technologies for possible development or licensing. For further information on our technologies and our patent portfolio and related licensing activities, refer to “Item 1 – Business” of our Annual Report on Form 10-K for the year ended March 31, 2014.

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

We have successfully completed two rounds of enforcement litigation and are in the process of additional enforcement actions. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court based on the strength of our patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that can result in significant future revenues from our patent portfolio.

Our eVU IFE business continued to decline in the fiscal year ended March 31, 2014 (fiscal 2014) and thereafter, primarily due to increased competition from personal devices. During the second quarter of fiscal 2015, we ceased marketing eVU products and accessories, but continue to provide service to one customer through the term of an existing contract.

While we reported a profit for the nine months ended December 31, 2014, revenues and profits have been sporadic in prior periods and we have incurred historical losses and negative cash flow from operations. We may incur losses in the future unless or until licensing revenues are sufficient to sustain continued profitability.

For the nine months ended December 31, 2014:

•	We recognized net income before income taxes of $164,674 compared to a net income before income taxes of $232,244 for the comparable period of the prior fiscal year.
•	Our revenues from products and services were $147,711 for the first nine months of fiscal 2015 with $2,051,034 of patent license revenue. This compares to $183,329 of product and service revenue for the prior year’s first nine months with $1,654,225 of patent license revenue.
•	Operating costs and expenses totaling $2,034,071 in the nine months ended December 31, 2014 compared to $1,605,310 in the comparable period prior primarily due to increased patent-related legal costs.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended December 31, 2014. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2014.

Results of Operations

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

	Three Months Ended December 31,
	2014	% of	2013	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	42,995	4%	58,867	5%	(15,872)	(27%	)
Patent licensing	1,078,500	96%	1,227,500	95%	(149,000)	0%
	1,121,495	100%	1,286,367	100%	(164,872)	(13%	)
Operating costs and expenses:
Cost of revenues:
Products and services	79,322	7%	83,925	7%	(4,603)	(5%	)
Patent licensing and litigation costs	117,185	11%	112,500	9%	4,685	4%
Contingent legal fees and expenses	338,630	30%	119,004	9%	219,626	0%
Selling and administrative	185,481	17%	179,708	14%	5,773	3%
Research and development	93,786	8%	77,436	6%	16,350	21%
	814,404	73%	572,573	45%	241,831	42%
Operating income before provision for income taxes	307,091	27%	713,794	55%	(406,703)	(57%	)

Income Before Income Taxes

We reported a net income before income taxes of $307,091 for the three months ended December 31, 2014 compared to a net income before income taxes of $713,794 for the comparable period of the prior year due to decreased patent license settlements and increased patent-related legal costs in the current year.

Revenues

Revenues decreased during the third fiscal quarter of 2015 compared to the same quarter of the prior fiscal year due to decreased license arrangements.

During the second quarter of fiscal 2015 we ceased marketing eVU products and accessories but continued to provide services to our existing customers under existing contracts. We intend to terminate providing eVU services after one remaining existing contract term is complete by September 2015.

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

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended December 31, 2014, operating costs and expenses increased by $241,831 compared to the same period in the prior year.

Patent licensing and litigation costs related to Flash-R portfolio enforcement were $117,185 at December 31, 2014 compared to $112,500 in the prior year’s third quarter. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses. Contingent legal fees and expenses related to the Flash-R portfolio enforcement were $338,630 for the three months ended December 31, 2014 compared to $119,004 for the prior year’s third quarter. The increase is primarily due to increased costs associated with patent litigation in the current period.

Cost of revenues associated with products and services decreased from $83,925 in the prior year’s third quarter to $79,322 in the current year. The decrease of $4,603 primarily relates to a $16,469 decrease in salaries expense due to reduction in the number of employees supporting products and services in the current quarter, inventory and reserve adjustments in the prior year totaling $18,373 with no comparable expense in the current quarter, offset by a reserve for loss on contracts at December 31, 2014 of $29,041 with no comparable expense in the prior year.

Selling and administrative costs for the three months ended December 31, 2014 were $185,481 comparable to $179,708 in the prior year period.

Research and related expenses increased by $16,350 primarily due an increase of salaries and related benefits expenses in the current year of $64,827 as compared $50,956 for the same period in the prior year. The current year’s third quarter includes $2,547 for noncash stock-based compensation expense with no comparable expense in the same period of the prior year. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes

During the three months ended December 31, 2014, the Company recorded income tax expense of $31,350 for foreign taxes. During the same period of the prior year, the Company recorded a tax expense of $15,000 for state taxes.

Income

The net income for the three months ended December 31, 2014 was $275,741 which included the income tax expense of $31,350. The net income for the prior comparable third quarter was $698,794 which included the tax expense of $15,000.

Nine months ended December 31, 2014 compared to the nine months ended December 31, 2013

	Nine Months Ended December 31,
	2014	% of	2013	% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Product and services	147,711	7%	183,329	10%	(35,618)	(19%	)
Patent licensing	2,051,034	93%	1,654,225	90%	396,809	24%
	2,198,745	100%	1,837,554	100%	361,191	20%
Operating costs and expenses:
Products and services	238,729	11%	254,522	14%	(15,793)	(6%	)
Patent licensing and litigation costs	342,774	16%	337,500	18%	5,274	2%
Contingent legal fees and expenses	642,006	29%	148,897	8%	493,109	331%
Selling and administrative	548,968	25%	625,935	34%	(76,967)	(12%	)
Research and related	261,594	12%	238,456	13%	23,138	10%
	2,034,071	93%	1,605,310	87%	428,761	27%
Operating income before provision for income taxes	164,674	7%	232,244	13%	(67,570)	(29%	)

Income Before Income Taxes

The income before income taxes of $164,674 for the nine months ended December 31, 2014 compared to a net income before income taxes of $232,244 for the comparable nine month of the prior year due to increased patent-related legal costs in the current year.

Revenues

Revenues increased during the most recent nine months compared to the same period of the prior fiscal year due to increase in patent license revenue from $1,654,225 to $2,051,034. We currently have one licensee reporting periodic royalties. One such payment was recognized in the second quarter of the current year and one in the second quarter of the prior year. All other royalties have been one-time fully paid up royalties. During the second quarter of fiscal 2015 we ceased marketing eVU products and accessories but continued to provide services to our existing customers under existing contracts. We intend to terminate providing eVU services after one existing contract term completes in September 2015.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues.

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the nine months ended December 31, 2014, operating costs and expenses increased by $428,761 compared to the same period in the prior year.

Cost of revenues associated with products and services were $238,729 for the nine months ended December 31, 2014 compared to $254,522 for the same period in the prior year. The decrease of $15,793 is primarily due to a $28,705 reduction in salaries expense as the result of a reduced workforce, a $25,188 decrease in material costs as a result of decreased lower-of-cost-or-market adjustments in the current year, offset by increased travel costs of $6,583 and a reserve against loss on contracts of $29,041 in the current year, with no comparable expense in the prior year.

Patent licensing and litigation costs related to the Flash-R portfolio enforcement were $342,774 for the nine months ended December 31, 2014 comparable to $337,500 for the same period in the prior year. Contingent legal fees and expenses related to the Flash-R portfolio enforcement were $642,006 for the nine months ended December 31, 2014 compared to $148,897 for the same period in the prior year. The $493,109 increase reflects the impact of prior year contingency fees being reduced against previously paid legal retainers. Generally contingent costs relate to revenues during a respective period but can vary depending on accumulated retainers paid and our share of certain costs and expenses.

Selling and administrative costs for the nine months ended December 31, 2014 decreased by $76,967 compared to the same period in the prior year, primarily due to annual meeting costs of $55,563 in the prior year with no comparable expense in the current year, and a $51,497 reduction in consulting, legal and accounting fees, offset by increased stock-based compensation expense of $29,946 in the current year as compared to $1,797 for the same period of the prior year.

Research and related expenses increased by $23,138 for the nine months ended December 31, 2014 due primarily to increased staffing costs of $119,991 in the current period as compared to $91,400 in the prior year. The increase is primarily due to the workforce reduction costs in the current period. Research and related expenses can vary significantly from quarter to quarter based on patent related costs and on timing of internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting. Research and related expenses for the period ended December 31, 2014 included $7,641 of noncash stock-based compensation with no comparable expense in the same period of the prior year.

Income

The net income was $133,324 for the nine months ended December 31, 2014 which included the foreign income tax expense of $31,350. The net income for the prior comparable nine month period was $217,244 which included the tax expense of $15,000.

Liquidity and Capital Resources

At December 31, 2014, we had working capital of $2,024,182 compared to working capital of $1,809,684 at March 31, 2014. At December 31, 2014 we had cash on hand of $2,244,145.

Operating Activities

Cash provided by operating activities was $456,282 for the nine months ended December 31, 2014. Cash provided by operating activities included the net income of $133,324 increased by net non-cash expenses of $91,741. Major components also providing operating cash were an increase of $139,845 in accounts payable, a decrease of $20,623 in deposits and prepaid expenses and a decrease of $163,072 in accounts receivable. A major component reducing operating cash was a $95,964 decrease in accrued and other liabilities.

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

Financing Activities

There were no cash financing activities during the three or nine months ended December 31, 2014.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At December 31, 2014 we had no significant purchase commitments for product and components.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at December 31, 2014 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing but the timing of licenses are subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We engage in litigation from time to time as part of our patent portfolio licensing and enforcement activities. In fiscal 2013 we commenced new enforcement actions with respect to our Flash-R patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. In November 2014, our appeal to the Federal Circuit Court of Appeals regarding application of the doctrine of collateral estoppel as to our U.S. Patent No. 5,839,108 (“the ‘108 patent”) was successful. The Court upheld the lower court’s application of collateral estoppel to U.S. Patent No. 5,491,774 (“the ‘774), which has now expired. In December 2014 the United States District Court for the Southern District of California ruled favorably regarding our claim construction of the ‘108 patent. As a result, in December 2014 and January 2015, we entered into license and settlement agreements with additional defendants. In January 2015 we filed additional enforcement actions against multiple defendants.

We commenced legal action with regards to our Nunchi portfolio of patents in July 2014 and we currently have two active complaints in the U.S. District Court for the Southern District of California.

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

By:/s/ ALFRED H. FALK
Alfred H. Falk, President and Chief Executive Officer
(Principal Executive Officer)

By:/s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Chief Financial Officer (Principal Financial Officer)

Date: February 12, 2015

