Form 10-K
period 2015-03-31
E DIGITAL CORP
filed 2015-06-25
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2014 was approximately $11,983,091 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 10, 2015 there were 293,428,330 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

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

Currently, we have active enforcement lawsuits filed against parties believed to infringe patents covering the use of our flash memory technologies. In fiscal 2013 we commenced enforcement action with respect to our patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. During fiscal years 2013 through 2015, we commenced enforcement action with respect to our patent portfolios and have filed a total of 82 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. As of June 4, 2015, 60 defendants had agreed to license and settlement terms during the course of related enforcement litigation.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We have developed and continue to develop new intellectual property for licensing in the areas of context and interpersonal awareness (Nunchi), advanced data security technologies (microSignet) and other technologies.

During the third quarter of fiscal 2015 we ceased providing eVU® mobile entertainment services to our travel industry customers, with the sole exception of one remaining contract to be completed by September 2015.

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

History of Technical Innovations

We have a record of pioneering technical innovations and achievements in developing portable electronic products and other innovative technologies. These innovations and achievements include:

1990	Invented the technology of combined microphone and speaker earpieces without feedback. (This was the first product in what ultimately became today’s line of Jabra hands-free communication products.)

1993	Developed the first portable digital player/recorder with removable flash memory, resulting in five U.S. patents on the use of flash memory in portable devices.

1996	Developed the first high-speed download device to store digital voice recordings on a personal computer in compressed format.

1998	Developed the first multi-codec (including MP3) portable digital music player.

1999	Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

2002	Developed the first voice controlled MP3 player using our VoiceNav® speech navigation system. Bang & Olufsen introduced a branded digital audio player (BeoSound 2) developed by us pursuant to a license agreement.

2003	Designed, developed and delivered wireless MP3 headsets employing our MicroOS™ operating system to Hewlett-Packard for use at Disneyworld in Orlando, Florida. Licensed our digital audio platform to a multi-billion dollar Asian OEM for branding to Gateway Computers. Developed the first hard drive-based Hollywood studio-approved portable inflight entertainment (“IFE”) device.

2006	Introduced eVU, a next generation dedicated mobile entertainment device with 12+ hours of playback, wireless capability and proprietary content encryption approved by major studios.

2007	Introduced eVU-ER, an improved dedicated portable IFE player featuring a new power management technology providing an industry-leading 20+ hours of continuous video playback from a single battery. eVU is available in either a 7" or 8" high resolution LCD screen with 160 GB to 200 GB of rugged and reliable storage.

2009	Added new features to eVU including an advanced touch screen interface.

2010 – 2013	Developed new technology in the areas of context and interpersonal awareness, cloud technology, information security, user authentication and digital data distribution.

2012 – 2013	Granted six patents for context and interpersonal awareness systems technologies, Nunchi.

2014	Granted first patent related to advanced data security, microSignet.

2015	Granted additional patent for context and interpersonal awareness systems technologies, Nunchi.

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

Three of our Flash-R U.S. patents expired in 2014 and two more expire in 2016. Under applicable law, we have six years from the date that a putative infringer is on notice of its infringement of the patents. Accordingly, if we put an infringer on notice of infringement by filing a lawsuit, and that infringer did not have notice of infringement prior to receiving the lawsuit, our damages would be limited to the period commencing from the date of service of the lawsuit and would end on the expiration of the patents at issue. If we take action immediately following the patent termination date, the damage amount may extend to the full six years of prior use but only if the infringer is on notice of infringement. At expiration, a patent becomes public domain. As a result, we have no cause of action against any party that first has notice of infringement after a patent's expiration. As to those that may have notice of infringement before expiration, the six year look-back period declines on a daily basis. No action may be brought, however, six years after a patent's expiration.

Certain aspects of our Flash-R patent portfolio are protected through March of 2016 and include the following U.S. patents:

• US5787445:	Operating system including improved file management for use in devices utilizing flash memory as main memory (expires March 7, 2016)
• US5839108:	Flash memory file system in a handheld record and playback device (expires March 7, 2016)

We believe our Flash-R patent portfolio covers certain fundamental technology related to many consumer electronics products that utilize flash memory including cell phones, digital cameras, camcorders, PDAs and other popular devices.

Nunchi Technology® - - Context and Interpersonal Awareness Systems

Our Nunchi patent portfolio covers certain aspects of advanced context awareness, addressing emerging products, services and revenue models. Our Nunchi technology includes a patent portfolio of seven U.S. patents (below):

• US8306514:	System and Method for Managing Mobile Communications (expires 2030)
• US8311522:	System and Method for Managing Mobile Communications (expires 2030)
• US8311523:	System and Method for Managing Mobile Communications (expires 2030)
• US8311524:	System and Method for Managing Mobile Communications (expires 2030)
• US8315618:	System and Method for Managing Mobile Communications (expires 2030)
• US8315619:	System and Method for Managing Mobile Communications (expires 2030)
• US9002331:	System and Method for Managing Mobile Communications (expires 2030)

Other related continuation applications of some of the issued patents are currently pending and we evaluate additional developments for new applications as we further develop this technology.

microSignet™- Data security technology based on defects in semi-conductors

Our microSignet patent (and pending continuation) covers applications reliant on securing data, derived from physical characteristics of semiconductors. The following U.S. patent has issued:

• US8572440:	System and Method for Managing Information Stored in Semi-Conductors (expires 2030)

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

Intellectual Property Portfolio Licensing and Enforcement

While we are adding new intellectual property, we believe we have an important portfolio of patents (Flash-R technology, Nunchi technology and microSignet) and we are actively engaged in a strategy to monetize our patent portfolio through licensing and enforcement.

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

Flash-R Technology Enforcement and Licensing Progress - In November 2014, our appeal to the Federal Circuit Court of Appeals regarding application of the doctrine of collateral estoppel as to our U.S. Patent No. 5,839,108 (“the ‘108 patent”) was successful. The Court upheld the lower court’s application of collateral estoppel to U.S. Patent No. 5,491,774 (“the ‘774”), which has now expired. In December 2014 the United States District Court for the Southern District of California ruled favorably regarding our claim construction of the ‘108 patent. As a result we entered into license and settlement agreements with additional defendants. In January and February 2015 we filed additional enforcement actions against multiple defendants.

Nunchi Technology Enforcement - We commenced legal action with regard to our Nunchi portfolio of patents in July 2014. We currently have two active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District Court for the Southern District of California.

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

Technology Licensing and Enforcement Strategy

We are expanding our intellectual property portfolio. We were granted six patents related to context and interpersonal awareness systems by the United States Patent and Trademark Office (USPTO) in fiscal 2013, and one in fiscal 2015 Additionally, in fiscal 2013 we filed three new U.S. patent continuation applications for technologies related to our Nunchi context and interpersonal awareness systems, and may file additional patent applications in the future related to these or other technologies. Our strategy is to select and prioritize new technologies and when deemed appropriate, to develop functional systems employing one or more technologies. Currently we have no plans to introduce new products but seek strategic partners or licensees for commercialization of products and services, based on our technologies.

We use the services of officers, employees and our legal firm, Handal and Associates, to assist us in investigating and evaluating prospective licensees and strategic partners for our intellectual property. While we have identified a large number of products and companies that we believe are using our technologies, this is an ongoing process as new products and companies are identified from our research. To date we have filed patent infringement litigation and sought licenses from 109 companies and related distributors with 78 agreeing to license terms as of June 4, 2015.

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

Our eVU IFE business continued to decline in the fiscal year ended March 31, 2014 (fiscal 2014) and thereafter, primarily due to increased competition from personal devices. During the third quarter of fiscal 2015, we ceased marketing eVU products and accessories, but continue to provide service to one customer through the term of an existing contract ending in September 2015.

Customer Concentration

Revenue from one licensee accounted for 16% of revenues for the year ended March 31, 2015 (2014 – one licensee accounted for 11% of revenues). We seek to license new targeted companies that we believe infringe our patent portfolio.

Research and Development Costs

For the years ended March 31, 2015 and 2014 we spent $366,637 and $354,720, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities.

Intellectual Property

We have two issued U.S. patents covering the use of flash memory in portable digital devices. We have seven issued U.S. patents covering technology related to our Nunchi context and interpersonal awareness systems. We have one issued U.S. patent covering our advanced data security technology, microSignet. We have designed and developed proprietary hardware encryption technology for content protection. This technology has been used in our products and has been tested and approved by major Hollywood movie studios.

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

Competition

While we do not compete with others on licensing our specific patents, we compete generally for the attention and for funds from prospective licensees many of which are approached frequently regarding licenses and/or are sued for patent infringement both with and without merit. Regardless of the merits of any infringement claim many companies find it more economical, especially in the early stage of litigation, to defend the litigation rather than license. Long-term licensing success may be dependent upon our ability to prevail in new litigation matters and possibly upon appeal. Technological advances could also render the use of our patented methods obsolete prior to expiration of the term of our patents thus reducing amounts of future infringement. There can be no assurance that we will generate any new licensing or settlement revenue in the future.

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

As of March 31, 2015, we employed approximately five full-time employees, of whom one was in production and testing, one in research, development and engineering, and three were in sales, general and administrative. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the Company and its employees to be good.

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

Financial Risks

We Have Not Achieved Consistent Profitability and May Incur Future Losses. Our profits have not been consistent as revenues vary significantly between periods as a result of license activity. Historically we have incurred significant losses and negative cash flow from operations and we have an accumulated deficit of $81.5 million at March 31, 2015. Profitable years, including fiscal 2014, have been the result of one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could continue to incur losses in the future until service and/or licensing revenues are sufficient to sustain continued profitability. Failure to achieve or maintain profitability will likely negatively impact the value of our securities.

If We Encounter Unforeseen Difficulties and Cannot Obtain any Required Additional Funding on Favorable Terms, Our Business May Suffer. Our consolidated cash and cash equivalents on hand totaled $1.95 million at March 31, 2015. In recent periods we have relied primarily on service revenues and payments from licensees to generate the funds needed to finance our operations. If we incur losses in future periods or we encounter unforeseen difficulties in the future, including difficulties arising as a result of the outside influences identified below, we may deplete our capital resources. As a result, we may be required to obtain additional financing in the future through debt or equity financings or otherwise. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

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

Risks Related to our Patent Licensing and Enforcement Strategy

We Face Uncertain Revenue Prospects from our Patent Enforcement Strategy. Our portfolio has not been thoroughly tested in court and there is no assurance we can prevail in any current or future patent litigation. Future court rulings or rulings from any reexamination of patent claims by the USPTO could have a significant positive or negative impact on future licensing activity. The licensing demand for our patent portfolio is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle future enforcement actions, if any. There can be no assurance of future revenues from our strategy of enforcing our patent portfolio. Due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of future license fees, if any, from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our prospective licensees and other factors, our revenues may vary significantly in the future, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly and annual results to be below market expectations and adversely affect the market price of our common stock.

Our Fee Arrangement with Patent Enforcement Counsel Subjects Us to Certain Risks and Substantial Costs and Fees and Could Limit Our Net Proceeds From Any Successful Patent Enforcement Actions. Our agreement for legal services and partial contingent fee arrangement with Handal and Associates provides that Handal is our legal counsel in connection with the assertion of our flash memory related patents, Nunchi patents and microSignet patents against infringers. Handal is advancing certain costs and expenses including travel expenses and court costs. We have agreed to pay Handal a monthly retainer fee of $30,000 and a fee ranging from 33-40% of any license or litigation recovery related to patent enforcement matters, less prior retainers and expenses. We are not in control of the timing, costs and fees, which could be substantial and we could be required to pay substantial litigation support costs without any recovery. Costs and fees paid by Handal could also limit our share of proceeds, if any, from future patent enforcement actions. There can be no assurance Handal will diligently and timely pursue patent enforcement actions on our behalf.

We May Not Be Successful in Marketing or Licensing our Nunchi or Other Technologies. We are marketing our Nunchi technology with patent enforcement assistance from our legal firm, Handal & Associates. There can be no assurance we can be successful in monetizing this or any other technologies.

New Legislation, Regulations or Rules Related to Obtaining or Enforcing Patents Could Make Our Patent Enforcement More Difficult, Significantly Increase Our Operating Costs and Decrease Our Revenues.  If new legislation, regulations or rules are implemented by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, such changes could negatively affect our business by making our patent enforcement efforts more difficult, costly and decrease opportunities for future revenues. Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review process at the USPTO which can be, and often is, used by defendants, and other individuals and entities, to separately challenge the validity of any patent. At this time, it is not clear what, if any, overall impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

The U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, in 2014, the Federal Trade Commission, or FTC, initiated a study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs. It is expected that the results of the PAE study by the FTC will be provided to Congress and other agencies, such as the DOJ, who could take action, including legislative proposals, based on the results of the study.

Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions. In addition, recent federal court decisions have lowered the threshold for obtaining attorneys’ fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination. These decisions may make it easier for district courts to shift a prevailing party’s attorneys' fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. As a result, defendants in patent infringement actions may elect not to settle because these decisions make it much easier for defendants to get attorneys’ fees.

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

As Patent Enforcement Litigation Becomes More Prevalent, It May Become More Difficult for Us to Voluntarily License Our Patents. We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents to major technology firms as they may increasingly become more reluctant to settle and license. As a result, we may need to increase the number of our patent enforcement actions and/or expend additional resources on enforcement actions to cause infringing companies to license our patents or pay damages for lost royalties. This may increase the risks associated with an investment in our Company.

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

Our Flash-R Patents Have Limited Time Available for Enforcement Prior to Expiration. Three of the five patents in the Flash-R portfolio expired in 2014. The two remaining patents will expire in March 2016, and we will therefore have limited time to collect license fees for future infringement and may also be limited in enforcing past infringement beyond certain periods and these limitations may make enforcement more difficult and limit any recoveries and therefore increase the risks associated with an investment in our Company.

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

We Rely on a Limited Number of Customers for Revenue. Historically, a substantial portion of our product, service and licensing revenues has been derived primarily from a limited number of customers. The failure to receive future revenues from new licensees could have a material adverse effect on our operations.

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

Risks Related to Trading in Our Common Stock

Our Disclosure Controls and Procedures May Not Prevent or Detect All Acts of Fraud. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management expects that our disclosure controls and procedures and internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, they cannot provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Failure to Maintain an Effective System of Internal Control Over Financial Reporting Could Harm Stockholder and Business Confidence In Our Financial Reporting, Our Ability to Obtain Financing and Other Aspects of Our Business. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of March 31, 2015, material weaknesses have been identified in prior years and it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

Investing in a Technology Stock (Such as Ours) May Involve Greater Risk Than Other Investments Due to Market Conditions, Stock Price Volatility and Other Factors. The trading price of our common stock has been subject to significant fluctuations to date, and will likely be subject to wide fluctuations in the future due to:

•	Quarter-to-quarter variations in operating results
•	Announcements of technological innovations by us, our customers or competitors
•	New innovations or achievements by us or our competitors
•	The legal and regulatory environment for patent enforcement actions
•	General financial market conditions
•	Market conditions for technology stocks
•	Litigation or changes in operating results or estimates by analysts or others
•	Other events or factors

In addition, potential dilutive effects of future sales of shares of common stock by stockholders and by the Company and subsequent sale of common stock by the holders of options could have an adverse effect on the market price of our shares.

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

Low-Price Stocks and Stocks Traded on the OTC Electronic Bulletin Board are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTCQB Marketplace, an electronic, screen-based trading system operated by OTC Markets Group. Securities traded on the OTCQB are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.030 to a high of $0.1385 in the last fiscal year. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000, excluding the value of such person’s primary residence, or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The SEC has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

Important Factors Related to Forward-Looking Statements and Associated Risks. This prospectus contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance. The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that competitive conditions within the computer and technology markets will not change materially or adversely, that the computer and technology markets will continue to experience growth, that demand for our technologies will increase, that we will obtain and/or retain existing development partners and key management personnel, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In January 2012, we entered into a sixty-two month facility lease for our corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $5,693 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2015 total $188,511.

ITEM 3. LEGAL PROCEEDINGS

The Company engages in litigation from time to time as part of our patent portfolio licensing and enforcement activities. In fiscal 2013 we commenced new enforcement actions with respect to our Flash-R patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. In November 2014, our appeal to the Federal Circuit Court of Appeals regarding application of the doctrine of collateral estoppel as to our U.S. Patent No. 5,839,108 (“the ‘108 patent”) was successful. The Court upheld the lower court’s application of collateral estoppel to U.S. Patent No. 5,491,774 (“the ‘774”), which has now expired. In December 2014 the United States District Court for the Southern District of California ruled favorably regarding our claim construction of the ‘108 patent. As a result, in December 2014 and January 2015, we entered into license and settlement agreements with additional defendants. In January 2015 we filed additional enforcement actions against multiple defendants. As of June 4, 2015, 61 defendants had agreed to license and settlement terms during the course of related enforcement litigation.

We commenced legal action with regards to our Nunchi portfolio of patents in July 2014 and we currently have two active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District Court for the Southern District of California.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades in the over-the-counter market on the OTCQB Marketplace. The following table sets forth, for the periods indicated, the high and low closing bid prices for our common stock, as reported by the OTC Markets Group, for the quarters presented. Bid prices represent inter-dealer quotations without adjustment for markups, markdowns, and commissions.

	Low	High
Fiscal year ended March 31, 2015
First quarter	$0.0381	$0.0600
Second quarter	$0.0360	$0.0470
Third quarter	$0.0300	$0.1385
Fourth quarter	$0.0976	$0.1300

Fiscal year ended March 31, 2014
First quarter	$0.10	$0.19
Second quarter	$0.06	$0.12
Third quarter	$0.05	$0.09
Fourth quarter	$0.05	$0.09

Holders

At June 10, 2015 there were 293,428,330 shares of common stock outstanding and approximately 2,835 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2015, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,948,578	$0.067	3,301,750
Equity compensation plans not approved by security holders	-0-	–	-0-
Total	5,948,578	$0.067	3,301,750

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

With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) patent licensing and and (2) products and services. Patent licensing consists of intellectual property revenues from the Flash-R patent portfolio and products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services. During the third quarter of fiscal 2015 we ceased marketing eVU products and accessories but continue to provide service to one customer through the term of an existing contract ending September 2015.

We are commercializing our Flash-R patent portfolio through licensing and we are aggressively pursuing enforcement by litigating against targeted parties that we believe are infringing our patents. Since September 2012, the law firm of Handal and Associates has been handling our patent enforcement matters on a partial contingent fee basis.

Currently, we have active lawsuits filed against parties believed to infringe patents covering the use of our flash memory technologies. In fiscal 2013 through fiscal 2015 we commenced enforcement action with respect to our patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. We subsequently entered into license and settlement agreements with multiple defendants, won a stipulated judgment against one defendant, and dismissed one defendant without prejudice.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We also are developing new intellectual property for possible licensing in the areas of context and interpersonal awareness systems and in July 2014 we commended enforcement actions in the U.S. District Court for the Northern District of California and in the U.S. District Court for the Southern District of California.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio in the fiscal years ended March 31, 2015 and 2014. We have successfully completed enforcement litigation and are in the process of additional enforcement actions. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that can result in significant future revenues from our patent portfolio.

Our eVU IFE business continued to decline in the fiscal year ended March 31, 2015 (fiscal 2015). During the third quarter of fiscal 2015 we ceased marketing eVU products and accessories, but we plan to service one remaining customer through the term of the existing contract in September 2015.

Revenues and profits have been sporadic in prior years and we have incurred significant historical losses and negative cash flow from operations. We expect to incur losses in the future until licensing or other revenues are sufficient to sustain continued profitability.

For the year ended March 31, 2015:

•	We recognized a net loss of $235,153 compared to net income of $56,084 for fiscal 2014. The difference in results was primarily attributable to increased contingent legal fees and expenses.

•	Our revenues of $2,235,803 in fiscal 2015 were comparable to fiscal 2014 revenues of $2,280,758. During fiscal 2015 we had 29 new license agreements as compared to 22 new license agreements in fiscal 2014. As a result of the timing of such license agreements, our licensing revenues in fiscal 2015 totaled $2,079,534 compared to $2,045,385 in fiscal 2014. eVU product and service revenues were $156,269 in fiscal 2015 compared to $235,373 in fiscal 2014.

•	Operating expenses were $2.69 million for fiscal 2015 an increase from $2.19 million in fiscal 2014 primarily as a result of increased contingent legal fees and expenses related to the patent license litigation.

Management faces challenges in fiscal 2016 to obtain Flash-R patent portfolio license fees as the patent portfolio expires and monetize our Nunchi and microSignet technologies. The failure to obtain additional patent license revenues could have a material adverse impact on our operations. Our patent licensing business is subject to significant uncertainties as to the timing and amount of future license revenues, if any.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, inventory valuation, financing operations, stock-based compensation, fair values, derivatives, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense;
•	income taxes; and
•	inventory reserve

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically other than our estimate of foreign tax expense incurred in fiscal 2009 and recovered in fiscal years 2011 and 2015 as discussed below, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements included herein.

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

Refer to Notes 2 and 8 to our consolidated financial statements included in this annual report for more information.

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. While we believe we operate only in the United States, certain licensees have withheld taxes on license payments in foreign countries. During fiscal 2015 a total of $36,362 of foreign taxes was withheld and we determined that it was unlikely we can recover a refund of such foreign taxes withheld and that we can only use the foreign taxes as a future credit against U.S. taxes. Matters regarding foreign taxes require us to make judgments and estimates based on various assumptions and these affect our reported operations.

Our determination of income tax expense or benefit requires estimates including an assessment of the current tax expense and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2015, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a 100% valuation allowance our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, our business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Our income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which we operate. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts and circumstances that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted. As of March 31, 2015 and 2014, we had no material uncertain tax positions and uncertain tax positions have had no impact on our consolidated financial condition or results of operations or cash flows.

Inventory Reserve

In preparing our financial statements we periodically review inventory for impairments to recognize when the expected benefit is less than carrying value and to reserve for inventory that is obsolete. We ceased offering new eVU systems and accordingly fully reserved for related remaining inventory during fiscal 2015 reporting no net inventory balances at March 31, 2015.

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

Results of Operations

Year ended March 31, 2015 Compared to Year ended March 31, 2014

	Year Ended March 31,
	2015	% of		2014	% of	Change
	Dollars	Revenue		Dollars	Revenue	Dollars	%
Revenues:
Products and services	156,269	7%		235,373	10%	(79,104)	(34%	)
Patent licensing	2,079,534	93%		2,045,385	90%	34,149	2%
	2,235,803	100%		2,280,758	100%	(44,955)	(2%	)
Operating costs and expenses:
Cost of revenues:
Products and services	242,027	11%		307,737	13%	(65,710)	(21%	)
Patent licensing and litigation costs	455,274	20%		450,000	20%	5,274	1%
Contingent legal fees and expenses	700,352	31%		220,583	10%	479,769	218%
Selling and administrative	929,128	42%		853,019	37%	76,109	9%
Research and development	366,637	16%		354,720	16%	11,917	3%
	2,693,418	120%		2,186,059	96%	507,359	23%
Operating (loss) income before other income, provision for or benefit from income taxes	(457,615)	(20%	)	94,699	4%	(552,314)	(583%	)

Operating income (loss) before other income, provision for or benefit from income taxes

The operating loss before income tax benefit in fiscal 2015 resulted from increased expenses related to patent licensing revenues. The operating income before income tax benefit in fiscal 2014 resulted from patent license revenues. Since a significant majority of patent license revenues to date have been one-time with each licensee, they are non-recurring and accordingly there is no assurance of any future patent license revenues.

Revenues

Revenues for the year ended March 31, 2015 included $2,077,000 of one-time non recurring patent license revenues, $2,534 of royalty-based patent license revenues and $156,269 of eVU service revenues. Our service revenues declined as we provided repair and content services to a declining customer base.

During the third quarter of fiscal 2015 we ceased marketing eVU products and accessories but continued to provide services to one existing customer under a contract to be completed by September 2015. We expect nominal revenues and costs in fiscal 2016 from eVU services.

Revenues for the year ended March 31, 2014 included $2,038,750 of one-time non recurring patent license revenues, $6,635 of royalty-based patent license revenues and $235,373 of eVU product and service revenues.

In the current year we entered into a total of 29 licenses, and in the prior year there were 22 new licenses. License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:

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

Operating Expenses

Operating costs and expenses include cost of revenues associated with products and services and costs associated with our patent licensing and enforcement activities. Product and service costs vary depending on the related revenues and were 154% and 131% of related revenues for the fiscal years ended March 31, 2015 and 2014, respectively. Our results have varied depending on the amount of revenues and margins on various arrangements along with variances in the costs required to perform related services.

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

Selling and administrative costs increased by $76,109 from fiscal 2014 to fiscal 2015. The increase is primarily due to stock compensation expense of $71,715 in the current period, an increase from $22,428 in the same period of the prior year, a $113,960 increase in legal fees, $120,235 of which related specifically to the recovery of foreign taxes from 2009, offset by a decrease of $55,563 fiscal 2014 shareholder meeting with no comparable expense in the fiscal 2015, and decreased consulting fees of $41,591 in the current year versus $95,240 in the same period of the prior year

Research and related expenditures increased by $11,917 from fiscal 2014 to fiscal 2015. We expect future research and development costs to be comparable to the most recent year due to current staffing levels and projects. Should we elect to develop significant new technologies or products we may require increased internal and external research and development costs.

Income Taxes

We had a tax benefit of $169,888 in the current period, resulting from the recovery of $206,250 of foreign taxes paid in fiscal 2010, less foreign taxes paid in fiscal 2015 of $36,362.

Income (loss)

The net loss for the year ended March 31, 2015 was $235,153. The net income for the year ended March 31, 2014 was $56,084.

Liquidity and Capital Resources

	2014	2015	2014 to 2015 variance in $'s	2014 to 2015 variance in %'s
	(in thousands, except percentages)
Working capital	$1,810	$1,710	($100)	(6%)
Cash and cash equivalents	$1,788	$1,953	$165	9%
Total assets	$2,160	$2,014	($146)	(7%)

	2014	2015	2014 to 2015 variance in $'s	2014 to 2015 variance in %'s
Net cash provided by (used in)	(in thousands, except percentages)
Operating activities	$49	$164	$115	235%
Investing activities	($5)	$0	$5	(100%)
Financing activities	$3	$1	($2)	(67%)

At March 31, 2015, we had working capital of $1.71 million compared to working capital of $1.81 million for the prior year. We had $11,218 and $238,623 of working capital invested in accounts receivable at March 31, 2015 and 2014, respectively. Patent license payments are normally due at signing of the license or within 30-45 days. We currently have no credit lines or debt arrangements to provide working capital other than from cash as generated from operations.

Operating Activities

For the year ended March 31, 2015, net cash increased by $165,118. Cash provided by operating activities was $164,018. Cash provided by operating activities included the net loss of $235,153 decreased by net non-cash expenses of $144,621. A major component using operating cash was a $73,810 decrease in accrued and other liabilities.

For the year ended March 31, 2014, net cash increased by $46,424. Cash provided by operating activities was $48,718. Cash provided by operating activities included the net income of $56,084 increased by net non-cash expenses of $100,067. Major components using operating cash included a $62,693 increase in accounts receivable and a $44,188 decrease in accounts payable and accrued liabilities

Investing Activities

We did not invest in equipment in fiscal 2015. The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

We received $1,100 of proceeds from stock option exercises in fiscal 2015 and $3,111 during the year ended March 31, 2014.

We currently have no sources of financing funding other than the potential exercise of options that generally will be dependent on higher stock prices and thus additional exercises are uncertain.

Debt and Other Commitments

We have no debt other than normal trade payables and accruals outstanding. We have no credit lines or access or commitments for any future debt financing.

We are committed for our office lease as more fully described in Note 10 to our consolidated financial statements.

Our legal firm, Handal and Associates, provides intellectual property legal services in connection with licensing and prosecuting claims of infringement of our flash memory andNunchi patent portfolios. Pursuant to a partial contingent fee arrangement, we are paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. We have agreed to pay Handal a fee ranging from 33-40% of any license fee or settlement related to patent enforcement matters, less prior retainers and expenses. We may terminate the representation at any time but would be obligated to pay fees and advances.

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Based on our cash position at March 31, 2015 and current planned expenditures and level of operation we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing and other operations but the timing thereof is subject to many factors and risks, many outside our control. Our operating plans may require additional funds in future periods and should additional funds not be available, we may be required to curtail or scale back operations. Potential sources of such funds include exercise of outstanding options, or debt financing or new equity offerings. However, there is no assurance that options will be exercised or that debt or equity financing will be available if and when needed. Any future financing may be dilutive to existing stockholders.

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

At the conclusion of the period ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015.

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

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than July 21, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than July 21, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than July 21, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than July 21, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than July 21, 2015.

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

* Filed concurrently herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.Digital Corporation

Date: June 25, 2015	By:	/s/ ALFRED H. FALK
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALFRED H. FALK	President and Chief Executive Officer	June 25, 2015
Alfred H. Falk	(Principal Executive Officer)

/s/ ALLEN COCUMELLI	Chairman of the Board and Director	June 25, 2015
Allen Cocumelli

/s/ MARDEE HARING-LAYTON	Chief Financial Officer	June 25, 2015
MarDee Haring-Layton	(Principal Accounting Officer)

/s/ ERIC M. POLIS	Secretary and Director	June 25, 2015
Eric M. Polis

/s/ RENEE WARDEN	Director	June 25, 2015
Renee Warden

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

e.Digital Corporation and Subsidiary

San Diego, California

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary (collectively, the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e.Digital Corporation and subsidiary as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, CA

June 25, 2015

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2015	2014
	$	$
ASSETS
Current
Cash and cash equivalents	1,952,981	1,787,863
Accounts receivable	11,218	238,623
Inventory	–	14,208
Deposits and prepaid expenses	42,538	65,264
Total current assets	2,006,737	2,105,958
Inventory, long-term	–	39,711
Property, equipment and intangibles, net of accumulated depreciation and amortization of $166,529 and $159,685, respectively	7,215	14,059
Total assets	2,013,952	2,159,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	140,293	65,705
Accrued and other liabilities	156,759	230,569
Total current liabilities	297,052	296,274

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized none issued or outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,378,330 and 293,328,330 issued and outstanding, respectively.	293,378	293,328
Additional paid-in capital	82,931,048	82,842,499
Accumulated deficit	(81,507,526)	(81,272,373)
Total stockholders' equity	1,716,900	1,863,454

Total liabilities and stockholders' equity	2,013,952	2,159,728

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2015	2014
	$	$
Revenues:
Products and services	156,269	235,373
Patent licensing	2,079,534	2,045,385
	2,235,803	2,280,758

Operating costs and expenses:
Cost of revenues:
Products and services	242,027	307,737
Patent licensing and litigation costs	455,274	450,000
Contingent legal fees and expenses	700,352	220,583
Selling and administrative	929,128	853,019
Research and development	366,637	354,720
Total operating costs and expenses	2,693,418	2,186,059

Operating income (loss)	(457,615)	94,699
Other income:
Interest and other income	52,574	1,385
Other income	52,574	1,385

Income (loss) before income taxes	(405,041)	96,084
Income tax benefit (expense)	169,888	(40,000)
Income (loss) for the period	(235,153)	56,084
Income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding
Basic	293,338,604	293,194,004
Diluted	293,338,604	293,671,726

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

[See Note 1 – Nature of Operations and Basis of Presentation]

	Preferred			Additional		Total
	stock	Common stock		paid-in	Accumulated	stockholders'
	Amount	Shares	Amount	capital	deficit	equity
	$	#	$	$	$	$
Balance, March 31, 2013	–	293,186,908	293,187	82,810,989	(81,328,457)	1,775,719
Stock-based compensation	–	–	–	28,540	–	28,540
Shares issued on exercise of stock options		141,422	141	2,970	–	3,111
Income and comprehensive income	–	–	–	–	56,084	56,084
Balance, March 31, 2014	–	293,328,330	293,328	82,842,499	(81,272,373)	1,863,454
Stock-based compensation	–	–	–	87,499	–	87,499
Shares issued on exercise of stock options		50,000	50	1,050	–	1,100
Income and comprehensive income	–	–	–	–	(235,153)	(235,153)
Balance, March 31, 2015	–	293,378,330	293,378	82,931,048	(81,507,526)	1,716,900

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2015	2014
	$	$
OPERATING ACTIVITIES
Income (loss) for the period	(235,153)	56,084
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,844	4,275
Inventory market and reserve adjustment	50,278	66,924
Warranty provision	–	328
Stock-based compensation	87,499	28,540
Changes in assets and liabilities:
Accounts receivable	227,405	(62,693)
Inventory	3,641	4,387
Deposits and prepaid expenses	22,726	(4,939)
Accounts payable, trade	74,588	(1,592)
Accrued and other liabilities	(73,810)	(42,596)
Cash provided by operating activities	164,018	48,718

INVESTING ACTIVITIES
Purchase of property and equipment	–	(5,405)
Cash used in investing activities	–	(5,405)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,100	3,111
Cash provided by financing activities	1,100	3,111

Net increase in cash and cash equivalents	165,118	46,424
Cash and cash equivalents, beginning of period	1,787,863	1,741,439
Cash and cash equivalents, end of period	1,952,981	1,787,863

See accompanying notes to consolidated financial statements

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

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

Segment Information

With the inception of patent license revenue in fiscal 2009, the Company determined that it has two operating segments: (1) patent licensing and (2) products and services. Patent licensing consists of intellectual property revenues from the Flash-R patent portfolio and products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services. During the third quarter of fiscal 2015 the Company ceased marketing eVU products and accessories but continues to provide services to one customer under an existing contract. The Company plans to terminate providing eVU services after existing contract terms are complete by September 2015. Segment information and related disclosures about the Company’s products, services, geographical areas and major customers is contained in Note 9.

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

March 31, 2015

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

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2015 are as follows:

	Fair Value Measurement as of March 31, 2015
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	1,952,981	1,952,981	–	–

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

Income (Loss) per Share

Basic income (loss) per common share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share is computed by dividing income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities consist of stock options.

The following table presents the calculation of basic and diluted net income (loss) per share:

Year Ended March 31,	2015	2014

Net income (loss)	$(235,153)	$56,084
Weighted average common shares - basic	293,338,604	293,194,004
Basic income (loss) per common share	$(0.00)	$0.00

Diluted
Net income (loss)	(235,153)	56,084

Weighted average common shares - basic	293,338,604	293,194,004
Effect of dilutive common shares	–	477,722
Weighted average common shares - diluted	293,338,604	293,671,726
Net income (loss) per common share - basic	$(0.00)	$0.00
Net income (loss) per common share - diluted	$(0.00)	$0.00

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	5,948,578	665,000

Employee equity share options, granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options. Certain options were excluded in the computation of diluted income per share for the years ended March 31, 2015 and 2014 because the assumed proceeds exceeded the average market value of the Company’s common stock. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares. Dilutive securities could potentially dilute earnings (loss) per share in future years.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at March 31, 2015 was approximately $1.7 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

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

March 31, 2015

Prepaid Expenses

Prepaid expenses are recorded at amounts paid to suppliers or others. Amounts recorded are evaluated for impairment each reporting period.

Shipping and Handling Costs and Sales Taxes

Amounts paid by customers for shipping and handling and for sales taxes are included in product revenues. Actual shipping and handling costs and sales taxes are included in product cost of revenues.

Inventory

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all Company inventory is determined by the weighted average cost method. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value. The Company’s policy is to reserve for inventory that is obsolete or determined to be slow-moving and classifies any slow moving portion of inventory as a long-term asset. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at March 31, 2015. The Company is providing eVU content services to one customer through the term of existing contract in September 2015.

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

Deferred Rent

For the Company’s operating facility lease, rent expense is recognized on a straight-line basis over the term of the lease and accordingly, the difference between cash rent payments and the recognition of rent expense is recorded as a deferred rent liability.

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

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2015, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2010 through 2014 remain open under the statute of limitations to examination by the major tax jurisdictions to which the Company is subject. However, due to net operating loss carryforwards (“NOL”) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1995.

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

The Company recorded $87,499 and $28,540 of stock-based compensation expense for the years ended March 31, 2015 and 2014, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year Ended March 31,	2015	2014
	$	$
Research and development	15,784	6,112
Selling and administrative	71,715	22,428
Total stock-based compensation expense	87,499	28,540

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2015 and 2014, there were no differences between comprehensive income (loss) and net income (loss) for the respective years.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements.

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

Other Accounting Standards Updates not effective until after March 31, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

3. INVENTORIES

Inventories consist of the following:

March 31,	2015	2014
	$	$
Raw materials	37,559	38,303
Work in process	12,842	13,393
Finished goods	29,512	31,858
	79,913	83,554
Reserve for obsolescence	(79,913)	(29,635)
	–	53,919
Less current portion	–	14,208
Inventory, long-term	–	39,711

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $70,858 and $81,609 at March 31, 2015 and 2014, respectively. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at March 31, 2015.

4. PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment consisted of the following:

Year Ended March 31,	2015	2014
	$	$
Computer hardware and software	45,402	45,402
Furniture and equipment	34,659	34,659
Machinery and equipment	49,554	49,554
Tooling	19,720	19,720
	149,335	149,335
Accumulated depreciation and amortization	(142,120)	(135,276)
	7,215	14,059

Intangible assets consisted of the following:

Year Ended March 31,	2015	2014
	$	$
Patents and licenses	24,409	24,409
Accumulated amortization	(24,409)	(24,409)
	–	–

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

5. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

March 31,	2015	2014
	$	$
Payroll and related	74,253	75,142
Contract accrual	7,283	–
Accrued professional fees	47,005	122,980
Deferred rent	28,218	32,447
	156,759	230,569

Details of the estimated warranty liability are as follows:

Year Ended March 31,	2015	2014
	$	$
Beginning balance	–	657
Warranty provision	–	328
Warranty deductions	–	(985)
Ending balance	–	–

6. INCOME TAXES

Details of the income tax provision (benefit) for the years ended March 31, 2015 and 2014 are as follows:

Year ended March 31,	2015	2014
	$	$
Current tax expense (benefit)	(169,888)	40,000
Deferred tax expense (benefit)	72,000	565,000
Change in valuation allowance	(72,000)	(565,000)
Income tax provision (benefit)	(169,888)	40,000

Details of tax provision (benefit) are as follows:

Year ended March 31,	2015	2014
	$	$
Current tax expense (benefit):
Federal expense (benefit)	–	–
State expense (benefit)	–	–
Foreign expense (benefit)	(169,888)	40,000
	(169,888)	40,000

The Company recorded a tax benefit of $169,888 consisting of prior year foreign tax recoveries of $206,250 less current year foreign taxes paid of $36,362.

The Company has U.S. federal NOL carryforwards available at March 31, 2015 of approximately $24,000,000 (2014 - $24,000,000) that will begin to expire in 2021. The Company has state net operating loss carryforwards of $11,300,000 (2014 - $12,600,000) that will begin to expire in 2015. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. Certain foreign taxes paid create a foreign tax credit carryover that will be available to offset federal tax expense in future years, subject to certain limitations. The foreign tax credit carryover expires beginning in 2021.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

Utilization of the NOL and any R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code (“IRC”) of 1986 and similar state provisions, due to changes in ownership of the Company that have occurred previously or that could occur in the future. Since the date of currently available NOLs from fiscal 1996, the Company has raised capital through the issuance of capital stock using multiple types of securities on multiple occasions which, the Company believes, caused multiple ownership changes as defined by Section 382. The Company performed a 382 analysis to assess whether ownership changes occurred which would limit the Company’s utilization of its NOLs and any R&D credits carryforwards. Based on this analysis, the Company determined that no ownership changes have occurred since March 31, 2000. Accordingly, NOL carryforwards generated during the 2001 through 2015 fiscal years, are generally not subject to Section 382 limitations and the Company will be able to utilize such NOLs and any R&D carryforwards provided it generates sufficient future earnings. Future ownership changes may limit the Company’s ability to fully utilize these tax benefits. Accordingly, the Company has recorded the deferred tax assets associated with such federal NOLs, related state NOLs, and R&D tax credits along with a corresponding valuation allowance.

During the year ended March 31, 2010 the Company completed a study of prior year R&D credits and updated its related unrecognized tax benefits. Due to the existence of the valuation allowance, this change and future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

Significant components of the Company’s deferred tax assets as of March 31, 2015 and 2014 are shown below. A valuation allowance of $10,529,000 and $10,601,000 was established at March 31, 2015 and 2014 respectively, to offset the net deferred tax assets as realization is uncertain. When and if the Company can sustain consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

March 31,	2015	2014
	$	$
Deferred tax assets:
Net operating loss carryforwards	8,955,000	8,892,000
Foreign tax credit	133,000	303,000
Research tax credit	1,722,000	1,696,000
Stock-based compensation	49,000	50,000
Accruals and other	127,000	132,000
	10,986,000	11,073,000

Deferred tax liabilities:
Depreciation and amortization	(27,000)	(27,000)
State taxes	(430,000)	(445,000)
	(457,000)	(472,000)
Deferred tax assets	10,529,000	10,601,000
Valuation allowance for deferred tax assets	(10,529,000)	(10,601,000)
Net deferred taxes	–	–

At March 31, 2014, deferred tax assets do not include excess or windfall tax benefits from stock-based compensation of approximately $1,700. Equity will be increased by $1,700 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized. There was no comparable tax benefits for March 31, 2015.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended March 31, 2015 and 2014 is as follows:

Year ended March 31,	2015	2014
	$	$
Income taxes (benefit) computed at federal statutory rate	(142,000)	34,000
Foreign taxes - net	(169,888)	40,000
Permanent book-tax differences	15,000	5,000
Foreign tax credit adjustment - net	170,000	–
State tax rate adjustment	–	485,000
State income tax expense (benefit), net of federal effect	(9,000)	–
True-ups and operating loss expirations, net	38,000	41,000
Change in valuation allowance	(72,000)	(565,000)
Income tax provision (benefit)	(169,888)	40,000

7. CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of 350,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share. The issued common stock of the Company consisted of 293,378,330 and 293,328,330 common shares as of March 31, 2015 and 2014, respectively. The Company had no shares of preferred stock outstanding at March 31, 2015 or 2014.

8. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Plan and Awards

The Company has stock options outstanding under its 2005 Equity-Based Compensation Plan covering a maximum of 10,000,000 common shares. The Company may grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants until July 28, 2015. At March 31, 2015 there were options outstanding on 5,948,578 common shares pursuant to the 2005 Plan with options on 3,301,750 shares available for future grant under the 2005 Plan plus any future forfeitures or cancellations from the 2005 Plan options currently outstanding.

Stock-Based Compensation

The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the years ended March 31, 2015 and 2014.

	Year Ended March 31,
	2015	2014
Volatility	104%	129%
Risk-free interest rate	0.98%	0.89%
Forfeiture rate	0.0%	0.0%
Dividend yield	0.0%	0.0%
Expected life in years	3.2	3.0
Weighted-average fair value of options granted	$0.07	$0.04

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience and is assumed at 0.0% for nonemployees and certain long-term employees and 5.0% for other employees. For the purpose of this analysis, the weighted-average of 0.0% forfeiture rate was used because of classification of employees and nonemployees granted options during the year. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

Since the Company has a net operating loss carryforward as of March 31, 2015, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2015. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2015 or 2014 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2015 total estimated compensation cost of options granted but not yet vested was approximately $135,500 and is expected to be recognized over the weighted average period of 1.3 years.

Stock Option Summary Information

The following table summarizes stock option transactions:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2013	7,145,000	0.145
Fiscal 2014
Granted	2,460,000	0.055
Exercised	(141,422)	0.022
Canceled/expired	(2,850,000)	0.130
Outstanding March 31, 2014	6,613,578	0.062	412,839
Exercisable at March 31, 2014	4,768,578	0.065	311,364
Fiscal 2015
Granted	2,090,000	0.110
Exercised	(50,000)	0.022
Canceled/expired	(2,705,000)	0.091
Outstanding March 31, 2015	5,948,578	0.067	242,506
Exercisable at March 31, 2015	3,766,078	0.051	211,080

The following table summarizes the number of options exercisable at March 31, 2015 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2015	Number exercisable at March 31, 2015	Weighted average exercise price	Weighted average remaining contractual life	Weighted average exercise price of options exercisable at March 31, 2015
$	#	#	$	Years	$
$0.02 - $0.03	1,398,578	1,398,578	0.023	0.67	0.0225
$0.055	2,460,000	1,845,000	0.055	2.99	0.055
$0.11	2,090,000	522,500	0.110	4.00	0.11

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

9. SEGMENT INFORMATION

The Company has two operating segments: (1) patent licensing and and (2) products and services. Patent licensing consists of intellectual property revenues from the Flash-R patent portfolio and products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services. During the third quarter of fiscal 2015 the Company ceased marketing eVU products and accessories but continues to provide services to one customer under an existing contract. The Company plans to terminate providing eVU services after the existing contract terms are complete in September 2015.

Reportable segment information for the years ended March 31, 2015 and 2014 is as follows:

Year Ended March 31,	2015	2014
	$	$
SEGMENT REVENUES:
Products and services	156,269	235,373
Patent licensing	2,079,534	2,045,385
	2,235,803	2,280,758

SEGMENT COST OF REVENUES:
Products and services	242,027	307,737
Patent licensing and litigation costs	455,274	450,000
Contingent legal fees and expenses	700,352	220,583
	1,397,653	978,320

RECONCILIATION:
Segment income (loss) before corporate costs	838,150	1,302,438
Other corporate operating costs	1,295,765	1,207,739
Operating income (loss) before other income (expense) and provision for or benefit from income taxes	(457,615)	94,699

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

Year Ended March 31,	2015	2014
	$	$
United States	2,079,534	2,045,385
International	156,269	235,373
Total revenue	2,235,803	2,280,758

Revenues from one licensee (16%) accounted for more than 10% of revenues for the year ended March 31, 2015. Revenues from one licensee (11%) accounted for more than 10% of revenues for the year ended March 31, 2014. Accounts receivable from three parties comprised 46%, 35% and 19% of net accounts receivable at March 31, 2015. Accounts receivable from three parties comprised 42%, 33% and 11% of net accounts receivable at March 31, 2014.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2015

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

In fiscal years 2013 through 2015 the Company commenced new rounds of enforcement action with respect to its patent portfolio and as of June 4, 2015, has active a total of 16 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of Flash-R portfolio.

The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has two active complaints in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Southern District of California.

Commitment Related to Intellectual Property Legal Services

In September 2012 the Company terminated the legal representation of Duane Morris LLP related to Flash-R™ patent enforcement activities. The Company remains obligated to pay contingency fees on certain future royalty payments from previous matters.

In September 2012 the Company engaged Handal and Associates (“Handal”) to provide IP legal services in connection with licensing and prosecuting claims of infringement of the Company’s flash memory patent portfolio . Pursuant to a partial contingent fee arrangement, the Company is paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. The Company has agreed to pay Handal a fee ranging from 33-40% of any license fee or settlement related to patent enforcement matters, less prior retainers and expenses. The Company may terminate the representation at any time but would be obligated to pay fees and advances.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $5,693 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2015 total $188,511. The Company recognizes rent expense by the straight-line method over the lease term. As of March 31, 2015, deferred rent totaled $28,218.

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of March 31, 2015, the Company made matching contributions totaling $13,805.

