Form 10-Q
period 2015-06-30
E DIGITAL CORP
filed 2015-08-12
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015 a total of 293,678,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	March 31,
	(Unaudited)	2015
	$	$
ASSETS
Current
Cash and cash equivalents	1,737,414	1,952,981
Accounts receivable, net	71,930	11,218
Inventory - net	—	—
Deposits and prepaid expenses	40,234	42,538
Total current assets	1,849,578	2,006,737
Property, equipment and intangibles, net of accumulated depreciation and amortization of $160,749 and $166,529, respectively	6,250	7,215
Total assets	1,855,828	2,013,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	128,471	140,293
Accrued and other liabilities	98,623	156,759
Total current liabilities	227,094	297,052

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, authorized 350,000,000, 293,428,330 and 293,378,330 issued and outstanding, respectively	293,428	293,378
Additional paid-in capital	82,963,107	82,931,048
Accumulated deficit	(81,627,801)	(81,507,526)
Total stockholders' equity	1,628,734	1,716,900

Total liabilities and stockholders' equity	1,855,828	2,013,952

See notes to interim condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2015	2014
Revenues:	$	$
Products and services	5,126	50,248
Patent licensing	540,000	632,500
	545,126	682,748

Operating costs and expenses:
Cost of revenues:
Products and services	3,948	53,791
Patent licensing and litigation costs	112,500	112,500
Contingent legal fees and expenses	230,322	206,664
Selling and administrative	221,025	186,770
Research and related expenditures	97,606	92,584
Total operating costs and expenses	665,401	652,309

Operating income (loss) before provision for income taxes	(120,275)	30,439
Income tax benefit (expense)	—	—
Income (loss) for the period	(120,275)	30,439
Income (loss) per common share - basic and diluted	(0.00)	0.00

Weighted average common shares outstanding
Basic	293,392,066	293,328,330
Diluted	293,392,066	294,188,377

See notes to interim condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	June 30,
	2015	2014
OPERATING ACTIVITIES	$	$
Net income (loss) for period	(120,275)	30,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	965	1,292
Provision for doubtful accounts	2,204	—
Stock-based compensation	31,009	12,529
Changes in assets and liabilities:
Accounts receivable	(62,916)	1,468
Inventory	—	1,212
Deposits and prepaid expenses	2,304	(4,723)
Accounts payable, trade	(11,822)	184,961
Accrued and other liabilities	(58,136)	(63,682)
Cash provided by (used in) operating activities	(216,667)	163,496

FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,100	—
Cash provided by financing activities	1,100	—

Net increase (decrease) in cash and cash equivalents	(215,567)	163,496
Cash and cash equivalents, beginning of period	1,952,981	1,787,863
Cash and cash equivalents, end of period	1,737,414	1,951,359

See notes to interim condensed consolidated financial statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio consisting of context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies.

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2015, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2015 filed on Form 10-K.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The Company adopted this guidance effective April 1, 2015 and expects, as a result, that the planned discontinuation of eVU entertainment services is not a major strategic shift and is not expected to have a significant impact on the Company's consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, “Extraordinary and Unusual Items,” eliminating the concept of extraordinary items for presentation on the face of the income statement. Under the new standard, a material event or transaction that is unusual in nature, infrequent or both shall be reported as a separate component of income from continuing operations. Alternatively, it may be disclosed in the notes to financial statements. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if applied from the beginning of a fiscal year. As applicable, this standard may change the presentation of amounts in the income statements. The Company plans to adopt ASU 2015-01 effective April 1, 2016.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is currently evaluating this guidance, including the period to adopt and the impact, if any, on its consolidated financial statements.

Other Accounting Standards Updates not effective until after June 30, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

3. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. These securities were not included in the computation of diluted income (loss) per share for the periods because they are antidilutive or of no effect, but they could potentially dilute earnings per share in future periods. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. For the periods presented potential dilutive securities were not included in the computation of diluted income (loss) per share because they had no effect or were antidilutive, but they could potentially dilute earnings per share in future periods. There was no material difference in basic and diluted income (loss) per share or basic and diluted weighted average shares outstanding for the periods presented.

	(Unaudited)
Three Months Ended June 30,	2015	2014

Net income (loss)	($120,275)	$30,439
Weighted average common shares - basic	293,392,066	293,328,330
Basic income (loss) per common share	($0.00)	$0.00

Diluted
Net income (loss)	($120,275)	$30,439

Weighted average common shares - basic	293,392,066	293,328,330
Effect of dilutive common shares	—	860,047
Weighted average common shares - diluted	293,392,066	294,188,377
Net income (loss) per common share - basic	($0.00)	$0.00
Net income (loss) per common share - diluted	($0.00)	$0.00

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	5,848,578	2,460,000

4. LIQUIDITY

The Company has not identified any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in liquidity. During the third quarter of fiscal 2015, the Company ceased marketing eVU products and accessories, but at June 30, 2015 continues to service one customer through the term of the existing contract ending in September 2015. The Company does not expect the termination of eVU operations and the loss of eVU revenues to have a material impact on liquidity, results of operations or financial condition.

5. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. The Company reserves for inventory that is obsolete or determined to be slow-moving and classifies the slow moving portion of inventory as a long-term asset. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at June 30, 2015. The Company is providing eVU content services to one customer through the term of existing contract ending in September 2015.

Inventories consisted of the following:

	June 30,	March 31,
	2015	2015
	$	$
Raw materials	50,401	37,559
Work in process	—	12,842
Finished goods	29,512	29,512
	79,913	79,913
Reserve for obsolescence	(79,913)	(79,913)
	—	—

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $70,858 at June 30, 2015 and March 31, 2015. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at June 30, 2015.

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

	Three Months Ended
	June 30,
	2015	2014
	$	$
Research and development	5,329	2,547
Selling and administrative	25,680	9,982
Total stock-based compensation expense	31,009	12,529

No stock options were granted during the three-month periods ended June 30, 2015 and 2014.

As of June 30, 2015 total estimated compensation cost of stock options granted but not yet vested was $88,246 and is expected to be recognized over the weighted average period of 1.06 years.

See Note 7 for further information on outstanding stock options.

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2015:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2015	293,378,330	293,378	82,931,048	(81,507,526)	1,716,900
Stock-based compensation	—	—	31,009		31,009
Shares issued on exercise of stock options	50,000	50	1,050	—	1,100
Loss for the period	—	—	—	(120,275)	(120,275)
Balance, June 30, 2015	293,428,330	293,428	82,963,107	(81,627,801)	1,628,734

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	intrinsic value
	#	$	$
Outstanding April 1, 2015	5,948,578	0.067
Granted	—	-
Exercised	(50,000)	0.022
Canceled/expired	(50,000)	0.110
Outstanding June 30, 2015	5,848,578	0.0667	119,093
Exercisable at June 30, 2015	3,703,578	0.0508	106,916

(1)	Options outstanding are exercisable at prices ranging from $0.022 to $0.11 and expire over the period from 2015 to 2019 with an average life of 2.6 years.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2015 of $0.0748 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding at June 30, 2015 and June 30, 2014.

Since the Company has a net operating loss carryforward as of June 30, 2015, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the quarter ended June 30, 2015. Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended June 30, 2015 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

Reportable segment information for the three months ended June 30, 2015 and 2014 is as follows:

	For the three months ended
	June 30,
	(Unaudited)
	2015	2014
	$	$
SEGMENT REVENUES:
Products and services	5,126	50,248
Patent licensing	540,000	632,500
Total revenue	545,126	682,748

SEGMENT COST OF REVENUES:
Products and services	3,948	53,791
Patent licensing and litigation costs	112,500	112,500
Contingent legal fees and expenses	230,322	206,664
Total cost of revenues	346,770	372,955

RECONCILIATION:
Segment income before corporate costs	198,356	309,793
Other corporate operating costs	318,631	279,354
Operating (loss) income before provision for income taxes	(120,275)	30,439

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

	For the three months ended
	June 30,
	2015	2014
	$	$
United States	540,000	632,500
International	5,126	50,248
Total revenue	545,126	682,748

Revenues from three licensees comprised 32%, 28% and 18% of revenue for the three months ended June 30, 2015, with no other licensee or customer accounting for more than 10% of revenues. Revenues from five licensees comprised 20%, 18%, 15%, 15% and 11% of revenue for the three months ended June 30, 2014, with no other customer accounting for more than 10% of revenues. Accounts receivable from two licensees comprised 47% and 47% of net accounts receivable at June 30, 2015. Accounts receivable from two licensees comprised 53% and 32% of net accounts receivable at June 30, 2014.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

Beginning in fiscal year 2013 the Company commenced new rounds of enforcement action with respect to its patent portfolios, and as of June 30, 2015, had active a total of 11 complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe the Company’s U.S. patents covering the use of its Flash-R portfolio. Subsequently, three cases have settled and entered into license agreements, six cases have been dismissed and one default judgment has been entered.

The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has two active complaints in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Southern District of California.

Commitment Related to Intellectual Property Legal Services

In September 2012 the Company engaged Handal and Associates (“Handal”) to provide IP legal services in connection with licensing and prosecuting claims of infringement of the Company’s flash memory patent portfolio. Pursuant to a partial contingent fee arrangement, the Company is paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. The Company has agreed to pay Handal a fee ranging from 33-40% of any license fee or settlement related to patent enforcement matters, less prior retainers and expenses. The Company may terminate the representation at any time but would be obligated to pay fees and advances.

The Company remains obligated to pay contingency fees on certain future Flash-R™ royalty payments from previous matters handled by Duane Morris LLP.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,831 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at June 30, 2015 total $168,505. The Company recognizes rent expense by the straight-line method over the lease term. As of June 30, 2015, deferred rent totaled $26,023.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2015 was approximately $1.49 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the applicable safe harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of June 30, 2015, the Company made matching contributions totaling $2,577.

11. INCOME TAXES

There is no provision for income taxes for the three months ended June 30, 2015 and 2014 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At June 30, 2015 and 2014, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At June 30, 2015, the Company has no liabilities for uncertain tax positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2015.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing intellectual property consisting of context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology) and other technologies. We previously also provided eVU® mobile entertainment services to our travel industry customers, however we ceased eVU services in the third quarter of fiscal 2015 with the exception of one remaining contract to be complete by September 2015.

We have two operating segments: (1) patent licensing and enforcement and (2) products and services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our patent portfolio. Our products and services revenue has been derived from the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services. During the third quarter of fiscal 2015 we ceased marketing eVU products and accessories but currently provide services to one customer under an existing contract. We intend to terminate providing eVU services after the contract term is complete by September 2015 effectively ending this segment’s operations.

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

Flash-R Technology Licensing – Since 2008 we have entered into license and settlement agreements with 77 defendant companies as of June 30, 2015. As of August 4, 2015, one open case remains.

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. We currently have two active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District for the Southern District of California.

MicroSignet Technology - We are seeking to license our MicroSignet technology and to date have not commenced any legal actions but may do so in the future.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We continue to develop additional intellectual property in the areas of context and interpersonal awareness systems as well as explore new technologies for possible development or licensing. For further information on our technologies and our patent portfolio and related licensing activities, refer to “Item 1 – Business” of our Annual Report on Form 10-K for the year ended March 31, 2015.

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

We have successfully completed two rounds of enforcement litigation and are in the process of completing additional enforcement actions. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court based on the strength of our patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that can result in significant future revenues from our patent portfolio.

Our eVU IFE business continued to decline in the fiscal year ended March 31, 2015 (fiscal 2015) primarily due to increased competition from personal devices. During the third quarter of fiscal 2015, we ceased marketing eVU products and accessories, but continue to provide services to one customer through the term of an existing contract ending in September 2015..

We reported a loss for the first quarter of fiscal 2016. Revenues and profits have been sporadic in prior periods and we have incurred significant historical losses and negative cash flow from operations. We may incur losses in the future unless or until licensing or other revenues are sufficient to sustain continued profitability.

For the first quarter of fiscal 2016 (quarter ended June 30, 2015):

•	We recognized a net loss before income taxes of $120,275 compared to a net income before income taxes of $30,439 for the comparable period of the prior fiscal year. The difference in results was attributable to decreased license revenues due to the timing and amount of individual license agreements.
•	Our revenues from products and services were $5,126 for the first three months of fiscal 2016 with $540,000 patent license revenue. This compares to $50,248 product and service revenue for the prior year’s first three months and $632,500 of patent license revenue.
•	Operating costs and expenses increased to $665,401 in the three months ended June 30, 2015 compared to $652,309 in the comparable period prior primarily due to increased patent license and litigation costs and increased noncash stock-based compensation expense.

Management faces challenges and risks for the remainder of fiscal 2016 to execute our plan to monetize our Nunchi and microSignet technologies. These challenges include, but are not limited to, successful execution of our legal and licensing enforcement strategy in an uncertain and changing legal and regulatory environment related to patent infringement. The failure to obtain additional patent license revenues could have a material adverse impact on our operations. Our patent licensing business is subject to significant risks discussed herein and in our Annual Report on Form 10-K and is subject to uncertainties as to the timing and amount of future license revenues, if any.

Our monthly cash operating costs average approximately $112,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2015. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, inventory valuation, intangible assets, financing operations, stock-based compensation, fair values, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

☐	revenue recognition;
☐	stock-based compensation expense;
☐	income taxes; and
☐	inventory reserve

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended June 30, 2015. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2015.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014 (Unaudited)

	Three Months Ended June 30,
	2015		2014
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	5,126	1%	50,248	7%	(45,122)	(90%)
Patent licensing	540,000	99%	632,500	93%	(92,500)	(15%)
	545,126	100%	682,748	100%	(137,622)	(20%)
Operating costs and expenses:
Cost of revenues:
Products and services	3,948	1%	53,791	8%	(49,843)	(93%)
Patent licensing and litigation costs	112,500	21%	112,500	16%	—	0%
Contingent legal fees and expenses	230,322	42%	206,664	30%	23,658	11%
Selling and administrative	221,025	41%	186,770	27%	34,255	18%
Research and development	97,606	18%	92,584	14%	5,022	5%
	665,401	122%	652,309	96%	13,092	2%
Operating (loss) income before provision for income taxes	(120,275)	(22%)	30,439	4%	(150,714)	(495%)

Loss Before Income Taxes

We reported a net loss before income taxes of $120,275 for the three months ended June 30, 2015 compared to a net income of $30,439 for the comparable period of the prior year due primarily due to decreased patent license settlements in the current quarter.

Revenues

Revenues decreased during first fiscal quarter of 2016 compared to the same quarter of the prior fiscal year due a reduced number of new license arrangements. We experienced reduced product and service revenues due to the Company’s decision to exit the eVU business in the third quarter of fiscal 2015.

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

Operating Costs and expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended June 30, 2015, operating costs and expenses increased by $13,092 compared to the same period in the prior year.

Patent licensing legal costs related to Flash-R portfolio enforcement were $112,500 at June 30, 2015 and 2014. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Contingent legal fees and expenses related to patent enforcement were $230,322 for the three months ended June 30, 2015 and $206,664 for the three months ended June 30, 2014.

Cost of revenues associated with products and services decreased from $53,791 in the prior year’s first quarter to $3,948 in the current year due to the Company’s decision to exit the eVU business in the third quarter of fiscal 2015.

Selling and administrative costs for the three months ended June 30, 2015 increased by $34,255 compared to the same period in the year prior. The increase is primarily due to current period noncash stock-based compensation expense of $25,680 as compared to $9,982 in the prior year’s first quarter, and increased salaries expense of $78,884 as compared to $71,109 in the same period of the prior year.

Research and related expenses in the current period were comparable to the same period of the prior year. The current period included a $5,329 expense for noncash stock-based compensation expense compared to $2,547 in the prior year’s first quarter. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income (Loss)

Net loss for the three months ended June 30, 2015 was $120,275. The net income for the prior comparable first quarter was $30,439.

Liquidity and Capital Resources

At June 30, 2015, we had working capital of $1,622,484 compared to a working capital of $1,709,685 at March 31, 2015. At June 30, 2015 we had cash on hand of $1,737,414.

Operating Activities

Cash used in operating activities was $216,667 for the three months ended June 30, 2015. Cash used in operating activities included the net loss of $120,275 decreased by net non-cash expenses of $34,178 primarily consisting of stock based compensation of $31,009. Major components reducing operating cash included an increase of $62,916 in accounts receivable, a decrease of $58,136 in accrued and other liabilities and a decrease of $11,822 in accounts payable.

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

Financing Activities

We received $1,100 of proceeds from stock option exercises during the three months ended June 30, 2015. There were no cash financing activities during the three months ended June 30, 2014.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At June 30, 2015 and 2014 we had no significant purchase commitments for product and components.

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

The Company remains obligated to pay contingency fees on certain future Flash-R™ royalty payments from previous matters handled by Duane Morris LLP.

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Based on our cash position at June 30, 2015 and current planned expenditures and level of operation, we believe we have sufficient capital resources for the next twelve months. Actual results could differ significantly from management plans. We believe we may be able to obtain additional funds from future patent licensing but the timing of licenses is subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of our patent portfolio licensing and enforcement activities. In fiscal 2013 we commenced new enforcement actions with respect to our Flash-R patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. As of August 4, 2015, all cases but one have been settled or dismissed.

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

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

By:	/s/ ALFRED H. FALK
Alfred H. Falk, President and Chief Executive Officer

By:	/s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Chief Financial Officer

Date: August 12, 2015

