Form 10-Q
period 2015-09-30
E DIGITAL CORP
filed 2015-11-12
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015 a total of 293,678,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

Page

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Financial Statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	March 31,
	(Unaudited)	2015
	$	$
ASSETS
Current
Cash and cash equivalents	1,481,132	1,952,981
Accounts receivable, net	8,761	11,218
Inventory - net	–	–
Deposits and prepaid expenses	39,806	42,538
Total current assets	1,529,699	2,006,737
Property, equipment and intangibles, net of accumulated depreciation and amortization of $161,753 and $166,529, respectively	30,403	7,215
Total assets	1,560,102	2,013,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	143,438	140,293
Accrued and other liabilities	107,000	156,759
Total current liabilities	250,438	297,052

Commitments and Contingencies

Stockholders' equity

Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,678,330 and 293,378,330 issued and outstanding, respectively	293,678	293,378
Additional paid-in capital	82,998,169	82,931,048
Accumulated deficit	(81,982,183)	(81,507,526)
Total stockholders' equity	1,309,664	1,716,900

Total liabilities and stockholders' equity	1,560,102	2,013,952

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:	$	$	$	$
Products and services	10,905	54,468	16,031	104,716
Patent licensing	153,500	340,034	693,500	972,534
	164,405	394,502	709,531	1,077,250

Operating costs and expenses:
Cost of revenues:
Products and services	4,308	105,616	8,256	159,407
Patent licensing and litigation costs	112,500	113,089	225,000	225,589
Contingent legal fees and expenses	56,573	96,712	286,895	303,376
Selling and administrative	260,158	176,717	481,183	363,487
Research and related expenditures	85,248	75,224	182,854	167,808
Total operating costs and expenses	518,787	567,358	1,184,188	1,219,667

Operating loss before provision for income taxes	(354,382)	(172,856)	(474,657)	(142,417)
Provision for income taxes	–	–	–	–
Net loss for the period	(354,382)	(172,856)	(474,657)	(142,417)
Loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding
Basic and diluted	293,621,265	293,328,330	293,507,292	293,328,330

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	September 30,
	2015	2014
OPERATING ACTIVITIES	$	$
Net loss for period	(474,657)	(142,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,969	2,584
Inventory market and reserve adjustment	–	51,956
Stock-based compensation	60,821	25,058
Changes in assets and liabilities:
Accounts receivable	2,457	176,892
Inventory	–	1,963
Deposits and prepaid expenses	2,732	16,510
Accounts payable, trade	3,145	37,037
Accrued and other liabilities	(49,759)	(111,693)
Cash provided by (used in) operating activities	(453,292)	57,890

INVESTING ACTIVITIES
Purchase of equipment and intangibles	(25,157)	–
Cash used in investing activities	(25,157)	–

FINANCING ACTIVITIES
Proceeds from sale of common stock	6,600	–
Cash provided by financing activities	6,600	–
Net increase (decrease) in cash and cash equivalents	(471,849)	57,890
Cash and cash equivalents, beginning of period	1,952,981	1,787,863
Cash and cash equivalents, end of period	1,481,132	1,845,753

See notes to interim condensed consolidated financial statements

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

e.Digital Corporation is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. The Company is developing and marketing an intellectual property portfolio consisting of context and interpersonal awareness systems (“Nunchi®” technology), advanced data security technologies (“microSignet™” technology), secure communication technologies (“Synap™” technology) and other technologies.

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2015, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2015 filed on Form 10-K.

Liquidity / Going Concern

The Company has incurred significant historical losses and negative cash flow from operations and has an accumulated deficit of $81,982,183 at September 30, 2015. Other than cash on hand, the Company has no other sources of financing currently available as of September 30, 2015. The Company may incur additional losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability, its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment is effective for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The Company adopted this guidance effective April 1, 2015 and expects, as a result, that the discontinuation of eVU entertainment services is not a major strategic shift and does not have a significant impact on the Company's consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. In response to stakeholders’ requests to defer the effective date, the Board issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public entities should apply guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the new standard.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management's plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Since this guidance primarily addresses certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statement disclosures.

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

Other Accounting Standards Updates not effective until after September 30, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

3. LOSS PER SHARE

Basic loss per common share is computed by dividing loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing loss attributable by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options. These securities were not included in the computation of diluted loss per share for the periods because they are antidilutive or of no effect, but they could potentially dilute earnings per share in future periods. There was no material difference in basic and diluted loss per share or basic and diluted weighted average shares outstanding for the periods presented.

4. LIQUIDITY

The Company has not identified any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease of liquidity. During the third quarter of fiscal 2015 the Company ceased marketing eVU products and accessories, but provided service to one customer through September 30, 2015. The termination of eVU operations and the loss of eVU revenues did not have a material impact on liquidity, results of operations or financial condition of the Company.

5. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. The Company reserves for inventory that is obsolete or determined to be slow-moving and classifies the slow moving portion of inventory as a long-term asset. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at September 30, 2015.

Inventories consisted of the following:

	September 30,	March 31,
	2015	2015
	$	$
Raw materials	50,297	37,559
Work in process	–	12,842
Finished goods	29,512	29,512
	79,809	79,913
Reserve for obsolescence	(79,809)	(79,913)
	–	–

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $67,301 at September 30, 2015 and $70,858 at March 31, 2015. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at September 30, 2015.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
Research and development	5,159	2,547	10,488	5,094
Selling and administrative	24,653	9,982	50,333	19,964
Total stock-based compensation expense	29,812	12,529	60,821	25,058

No stock options were granted during the three or six-month periods ended September 30, 2015 and 2014.

As of September 30, 2015 total estimated compensation cost of stock options granted but not yet vested was $57,870 and is expected to be recognized over the weighted average period of 1.0 years.

See Note 7 for further information on outstanding stock options.

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2015:

	Common stock		Additional	Accumulated	Total stockholders'
	Shares	Amount	paid-in capital	deficit	equity
		$	$	$	$
Balance, April 1, 2015	293,378,330	293,378	82,931,048	(81,507,526)	1,716,900
Stock-based compensation	–	–	60,821		60,821
Shares issued on exercise of stock options	300,000	300	6,300	–	6,600
Loss for the period	–	–	–	(474,657)	(474,657)
Balance, September 30, 2015	293,678,330	293,678	82,998,169	(81,982,183)	1,309,664

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2015	5,948,578	0.0670
Granted	–	–
Exercised	(300,000)	0.0220
Canceled/expired	(50,000)	0.1100
Outstanding September 30, 2015	5,598,578	0.0687	$22,799
Exercisable at September 30, 2015	4,578,578	0.0595	$22,799

(1)	Options outstanding are exercisable at prices ranging from $0.022 to $0.11 and expire over the period from 2015 to 2019.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2015 of $0.0435 and excludes the impact of options that were not in-the-money.

Share warrants

No warrants were outstanding at September 30, 2015 and September 30, 2014.

Since the Company has a net operating loss carryforward as of September 30, 2015, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the quarter ended September 30, 2015. Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended September 30, 2015 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

9. SEGMENT INFORMATION

ASC 280 Segment Reporting provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. The Company has two operating segments: (1) patent licensing and (2) products and services. Patent licensing consists of intellectual property revenues from the Flash-R patent portfolio and products and services consist of sales of the Company’s electronic eVU mobile entertainment device and related content services. During the third quarter of fiscal 2015 the Company ceased marketing eVU products and accessories but continued to provide services to one customer under an existing contract. The Company terminated providing eVU services after the existing contract terms were complete in September 2015.

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and six months ended September 30, 2015 and 2014 is as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
SEGMENT REVENUES:
Products and services	10,905	54,468	16,031	104,716
Patent licensing	153,500	340,034	693,500	972,534
Total revenue	164,405	394,502	709,531	1,077,250

SEGMENT COST OF REVENUES:
Products and services	4,308	105,616	8,256	159,407
Patent licensing and litigation costs	112,500	113,089	225,000	225,589
Contingent legal fees and expenses	56,573	96,712	286,895	303,376
Total cost of revenues	173,381	315,417	520,151	688,372

RECONCILIATION:
Segment income (loss) before corporate costs	(8,976)	79,085	189,380	388,878
Other corporate operating costs	345,406	251,941	664,037	531,295
Operating (loss) before provision for income taxes	(354,382)	(172,856)	(474,657)	(142,417)

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

	For the three months ended		For the six months ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$
United States	153,500	340,034	693,500	972,534
International	10,905	54,468	16,031	104,716
Total revenue	164,405	394,502	709,531	1,077,250

Revenues from three licensees comprised 25%, 21% and 14% of revenue for the six months ended September 30, 2015, with no other licensee or customer accounting for more than 10% of revenues. Revenues from two licensees comprised 13%, and 12% of revenue for the six months ended September 30, 2014, with no other licensee accounting for more than 10% of revenues. Accounts receivable from one customer comprised 100% of net accounts receivable at September 30, 2015. Accounts receivable from three customers comprised 56%, 30% and 10% of net accounts receivable at September 30, 2014.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

Beginning in fiscal year 2013 the Company commenced new rounds of enforcement action with respect to its Flash-R patent portfolio, and as of September 30, 2015, had settled or dismissed all complaints.

The Company commenced legal action with regard to its Nunchi portfolio of patents in July 2014 and currently has two active complaints in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Southern District of California.

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

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,831 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,157 in the forty-ninth through sixty-second months. Future lease commitments at September 30, 2015 total $148,012. The Company recognizes rent expense by the straight-line method over the lease term. As of September 30, 2015, deferred rent totaled $23,339.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2015 was approximately $1.24 million. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. During the six months ended September 30, 2015, the Company made matching contributions totaling $5,049.

11. INCOME TAXES

There is no provision for income taxes for the six months ended September 30, 2015 and 2014 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At September 30, 2015 and 2014, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At September 30, 2015, the Company has no liabilities for uncertain tax positions.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing intellectual property consisting of context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology), secure communications technologies (“Synap” technology), and other technologies. We previously also provided eVU® mobile entertainment services to our travel industry customers, however we ceased eVU services in the third quarter of fiscal 2015 with the exception of one remaining contract, completed in September 2015.

We report two operating segments: (1) patent licensing and enforcement and (2) products and services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our patent portfolio. Our products and services revenue has been derived from the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services. During the third quarter of fiscal 2015 we ceased marketing eVU products and accessories but continued to provide services to one customer under an existing contract, ending in September 2015. We have now terminated providing eVU services, effectively ending this segment’s operations.

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

Beginning in fiscal 2013 we commenced new rounds of enforcement actions with respect to our patent portfolios by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. Currently, we have active lawsuits filed against parties believed to infringe patents covering the use of our Nunchi technologies.

Flash-R Technology Licensing – Flash-R litigation created awareness of the Company’s intellectual property among household named companies. The Company sought licenses through patent enforcement actions from 109 companies and related distributors, with 81 agreeing to license terms through September 30, 2015. Three of the patents in the Flash-R portfolio expired in 2014, and the remaining two patents expire in March 2016. As of November 1, 2015, we are not pursuing additional enforcement and no open cases remain.

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. We currently have two active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District for the Southern District of California. We expect to file future complaints against additional companies.

MicroSignet Technology - We are seeking to license our MicroSignet technology and to date have not commenced any legal actions, but may do so in the future.

Synap Technology – Synap technology enables applications to achieve the highest levels of security; protecting user communications, user data, online transactions, and physical security. Using sensor technology, it allows separate devices to independently construct large volumes of the same secure data internally, without ever having to exchange secure data between the devices. We are seeking to license our Synap technology and to date have not commenced any legal actions, but may do so in the future.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We continue to develop additional intellectual property in the areas of context and interpersonal awareness systems, advanced data security, and secure communications technologies, as well as explore new technologies for possible development or licensing. For further information on our technologies and our patent portfolio and related licensing activities, refer to “Item 1 – Business” of our Annual Report on Form 10-K for the year ended March 31, 2015.

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

We have successfully completed three rounds of enforcement litigation and are in the process of additional enforcement actions. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that can result in significant future revenues from our patent portfolio.

Our eVU IFE business continued to decline in the fiscal year ended March 31, 2015 (fiscal 2015) primarily due to increased competition from personal devices. During the third quarter of fiscal 2015 (December 31, 2014), we ceased marketing eVU products and accessories, but continued to provide services to one customer until the contract terminated September 30, 2015.

We reported a loss for the second quarter of fiscal 2016. Revenues and profits have been sporadic in prior periods and we have incurred significant historical losses and negative cash flow from operations. We may incur losses in the future unless or until licensing or other revenues are sufficient to sustain continued profitability.

For the six months ended September 30, 2015:

•	We recognized a net loss of $474,657 compared to a net loss before income taxes of $142,417 for the comparable six month period of the prior fiscal year. The difference in results was attributable to decreased license revenues due a reduced number of new license agreements.
•	Our revenues from products and services were $16,031 for the first half of fiscal 2016 with $693,500 patent license revenue. This compares to $104,716 product and service revenue for the prior year’s first half and $972,534 patent license revenue.
•	Operating costs and expenses decreased to $1,184,188 in the six months ended September 30, 2015 compared to $1,219,667 in the comparable period prior primarily due to decreased patent license and litigation costs.

Management faces challenges and risks for the remainder of fiscal 2016 to execute our plan to monetize our technologies. These challenges include, but are not limited to, successful execution of our legal and licensing enforcement strategy in an uncertain and changing legal and regulatory environment related to patent infringement. The failure to obtain additional patent license revenues could have a material adverse impact on our operations. Our patent licensing business is subject to significant risks discussed herein and in our Annual Report on Form 10-K and is subject to uncertainties as to the timing and amount of future license revenues, if any.

Our monthly cash operating costs average approximately $131,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended September 30, 2015. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2015.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

	Three Months Ended September 30,
	2015	% of		2014	% of		Change
	Dollars	Revenue		Dollars	Revenue		Dollars	%
Revenues:
Products and services	10,905	7%		54,468	14%		(43,563)	(80%	)
Patent licensing	153,500	93%		340,034	86%		(186,534)	(55%	)
	164,405	100%		394,502	100%		(230,097)	(58%	)
Operating costs and expenses:
Cost of revenues:
Products and services	4,308	3%		105,616	27%		(101,308)	(96%	)
Patent licensing and litigation costs	112,500	68%		113,089	29%		(589)	(1%	)
Contingent legal fees and expenses	56,573	34%		96,712	25%		(40,139)	(42%	)
Selling and administrative	260,158	158%		176,717	45%		83,441	47%
Research and development	85,248	52%		75,224	19%		10,024	13%
	518,787	315%		567,358	145%		(48,571)	(9%	)
Operating (loss) before provision for income taxes	(354,382)	(216%	)	(172,856)	(44%	)	(181,526)	105%

Loss Before Income Taxes

We reported a net loss before income taxes of $354,382 for the three months ended September 30, 2015 compared to a net loss before income taxes of $172,856 for the comparable period of the prior year due primarily to decreased patent license settlements in the current period.

Revenues

Revenues decreased during the second fiscal quarter of 2016 compared to the same quarter of the prior fiscal year due to a reduced number of new license arrangements. We experienced reduced product and service revenues due to exiting the eVU business.

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

We are targeting new patent licensees and our results will continue to be dependent on the timing and amount of future patent licensing arrangements, if any.

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended September 30, 2015, operating costs and expenses decreased by $48,571 compared to the same period in the prior year.

Patent licensing legal costs related to patent enforcement were $112,500 for the three months ended September 30, 2015 which is consistent with the prior year’s second quarter. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Contingent legal fees and expenses related to patent enforcement were $56,573 for the three months ended September 30, 2015 and $96,712 for the three months ended September 30, 2014.

Cost of revenues associated with products and services decreased from $105,616 in the prior year’s second quarter to $4,308 in the current year due to the Company’s decision to exit the eVU business in the third quarter of fiscal 2015.

Selling and administrative costs for the three months ended September 30, 2015 increased by $83,441 compared to the same period in the year prior. The current period includes $54,687 for annual meeting costs with no comparable expense in the same period of the prior year. The current year’s second quarter included $24,653 for noncash stock-based compensation expense as compared to $9,982 in the same period of the prior year.

Research and related expenses increased by $10,024 primarily due to a $23,134 increase in patent related legal fees, offset by a $17,002 decrease in salaries and related benefits expenses in the current year as compared to the same period in the prior year. The current year’s second quarter included $5,159 for noncash stock-based compensation expense as compared to $2,547 in the prior period. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income (Loss)

Net loss for the three months ended September 30, 2015 was $354,382. The net loss for the prior comparable first quarter was $172,856.

Six months ended September 30, 2015 compared to the six months ended September 30, 2014

	Six Months Ended September 30,
	2015	% of		2014	% of		Change
	Dollars	Revenue		Dollars	Revenue		Dollars	%
Revenues:
Product and services	16,031	2%		104,716	10%		(88,685)	(85%	)
Patent licensing	693,500	98%		972,534	90%		(279,034)	(29%	)
	709,531	100%		1,077,250	100%		(367,719)	(34%	)
Operating costs and expenses:
Products and services	8,256	1%		159,407	15%		(151,151)	(95%	)
Patent licensing and litigation costs	225,000	32%		225,589	21%		(589)	(0%	)
Contingent legal fees and expenses	286,895	40%		303,376	28%		(16,481)	(5%	)
Selling and administrative	481,183	68%		363,487	34%		117,696	32%
Research and related	182,854	26%		167,808	16%		15,046	9%
	1,184,188	167%		1,219,667	114%		(35,479)	(3%	)
Operating (loss) before provision for income taxes	(474,657)	(67%	)	(142,417)	(13%	)	(332,240)	233%

Loss Before Income Taxes

The loss before income taxes of $474,657 for the six months ended September 30, 2015 was primarily the result of decreased patent licensing revenues and decreased revenue from products and services.

Revenues

Revenues decreased during the most recent six months compared to the same period of the prior fiscal year due to the decrease in patent license revenue from $972,534 to $693,500. Product and service revenues decreased due to exiting the eVU business.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues.

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the six months ended September 30, 2015, operating costs and expenses decreased by $35,479 compared to the same period in the prior year primarily due to a $151,151 decrease in products and services costs, offset by a $117,696 increase in selling and administrative costs.

Patent licensing legal costs related to patent enforcement were $225,000 for the six months ended September 30, 2015, comparable to the amount for the same period in the prior year. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Selling and administrative costs for the six months ended September 30, 2015 increased by $117,696 compared to the same period in the year prior. The current prior period includes $54,687 for annual meeting costs with no comparable expense in the same period of the prior year. The current period includes $50,333 in noncash stock-based compensation expense, compared to $19,964 in the same period of the prior year.

Research and related expenses for the six months ended September 30, 2015 increased by $15,046 compared to the same period in the prior year. The increase is primarily due to a $30,511 increase in patent related legal fees, offset by a $21,786 decrease in salaries and related benefits in the current period as compared to the same period of the prior year. The current period includes $10,488 in noncash stock-based compensation expense, compared to $5,094 for the same period of the prior year. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Liquidity and Capital Resources

At September 30, 2015, we had working capital of $1,279,261 compared to working capital of $1,709,685 at March 31, 2015. At September 30, 2015 we had cash on hand of $1,481,132.

Operating Activities

Cash used in operating activities was $453,292 for the six months ended September 30, 2015. Cash used in operating activities included the net loss of $474,657 decreased by net non-cash expenses of $62,790 primarily consisting of stock based compensation of $60,821. A major component reducing operating cash was a decrease of $49,759 in accrued and other liabilities.

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

Investing Activities

We invested $25,157 in computer equipment and website costs. The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

We received $6,600 of proceeds from stock option exercises during the six months ended September 30, 2015. There were no cash financing activities during the six months ended September 30, 2014.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At September 30, 2015 we had no significant purchase commitments for product and components.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Our monthly cash operating costs average approximately $131,000 per month. Assuming no new license revenues and current expenditure levels we would require approximately $1.57M to fund operations for the next twelve months. We believe we may be able to obtain additional funds from future patent licensing but the timing of licenses are subject to many factors and risks, many outside our control. We may also increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced technology research and development. Actual results could differ significantly from past results and management plans.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of our patent portfolio licensing and enforcement activities. In fiscal 2013 we commenced new enforcement actions with respect to our Flash-R patent portfolio by filing complaints in the U.S. District Court for the Southern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. As of September 30, 2015, all cases have been settled or dismissed.

We commenced legal action with regard to our Nunchi portfolio of patents in July 2014 and we currently have two active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District Court for the Southern District of California.

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

Date:     November 12, 2015

