Form 10-Q
period 2015-12-31
E DIGITAL CORP
filed 2016-02-11
CIK 886328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 5, 2016 a total of 293,678,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2015 and March 31, 2015	3

Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014	4

Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014	5

Notes to Interim Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES		23

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31,	March 31,
	2015	2015
	$	$
ASSETS
Current
Cash and cash equivalents	1,083,156	1,952,981
Accounts receivable	462	11,218
Inventory - net	–	–
Deposits and prepaid expenses	41,029	42,538
Total current assets	1,124,647	2,006,737
Property, equipment and intangibles, net of accumulated depreciation and amortization of $162,835 and $166,529, respectively	29,322	7,215
Total assets	1,153,969	2,013,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	101,904	140,293
Accrued and other liabilities	99,130	156,759
Total current liabilities	201,034	297,052

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized none issued and outstanding	–	–
Common stock, $0.001 par value; authorized 350,000,000, 293,678,330 and 293,378,330 issued and outstanding, respectively	293,678	293,378
Additional paid-in capital	83,005,309	82,931,048
Accumulated deficit	(82,346,052)	(81,507,526)
Total stockholders' equity	952,935	1,716,900

Total liabilities and stockholders' equity	1,153,969	2,013,952

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues:	$	$	$	$
Products and services	–	42,995	16,031	147,711
Patent licensing	–	1,078,500	693,500	2,051,034
	–	1,121,495	709,531	2,198,745

Operating costs and expenses:
Cost of revenues:
Products and services	–	79,322	8,256	238,729
Patent licensing and litigation costs	112,500	117,185	337,500	342,774
Contingent legal fees and expenses	5,261	338,630	292,156	642,006
Selling and administrative	176,366	185,481	657,549	548,968
Research and related expenditures	70,542	93,786	253,396	261,594
Total operating costs and expenses	364,669	814,404	1,548,857	2,034,071

Operating income (loss) before other income and provision for income taxes	(364,669)	307,091	(839,326)	164,674

Other income:
Other income	800	–	800	–
Other income	800	–	800	–

Income (loss) before provision for income taxes	(363,869)	307,091	(838,526)	164,674
Income tax expense	–	(31,350)	–	(31,350)
Income (loss) for the period	(363,869)	275,741	(838,526)	133,324
Income (loss) per common share - basic	(0.00)	0.00	(0.00)	0.00
Income (loss) per common share - diluted	(0.00)	0.00	(0.00)	0.00

Weighted average common shares outstanding
Basic	293,678,330	293,328,330	293,564,512	293,328,330
Diluted	293,678,330	294,164,274	293,564,512	294,135,318

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED (UNAUDITED) STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31,
	2015	2014
OPERATING ACTIVITIES	$	$
Income (loss) for period	(838,526)	133,324
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,050	3,876
Inventory market and reserve adjustment	–	50,278
Stock-based compensation	67,961	37,587
Changes in assets and liabilities:
Accounts receivable	10,756	163,072
Inventory	–	3,641
Deposits and prepaid expenses	1,509	20,623
Accounts payable, trade	(38,389)	139,845
Accrued and other liabilities	(57,629)	(95,964)
Cash provided by (used in) operating activities	(851,268)	456,282

INVESTING ACTIVITIES
Purchase of equipment and intangibles	(25,157)	–
Cash used in investing activities	(25,157)	–

FINANCING ACTIVITIES
Proceeds from exercise of stock options	6,600	–
Cash provided by financing activities	6,600	–
Net increase (decrease) in cash and cash equivalents	(869,825)	456,282
Cash and cash equivalents, beginning of period	1,952,981	1,787,863
Cash and cash equivalents, end of period	1,083,156	2,244,145

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

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2015, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2015 filed on Form 10-K.

Liquidity / Going Concern

The Company has incurred significant historical losses and negative cash flow from operations and has an accumulated deficit of $82,346,052 at December 31, 2015. Other than cash on hand, the Company has no other sources of financing currently available as of December 31, 2015. The Company may incur additional losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability, its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

Other Accounting Standards Updates not effective until after December 31, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

3. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities included outstanding stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
	$	$	$	$

Net income (loss)	$(363,869)	$275,741	$(838,526)	$133,324
Weighted average common shares - basic	293,678,330	293,328,330	293,564,512	293,328,330
Basic income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Diluted
Net income (loss)	$(363,869)	$275,741	$(838,526)	$133,324

Weighted average common shares - basic	293,678,330	293,328,330	293,564,512	293,328,330
Effect of dilutive common shares	–	835,944	–	806,988
Weighted average common shares - diluted	293,678,330	294,164,274	293,564,512	294,135,318
Net income (loss) per common share - basic	$(0.00)	$0.00	$(0.00)	$0.00
Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were antidilutive	4,500,000	–	4,500,000	–

4. LIQUIDITY

The Company has not identified any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in liquidity. During the third quarter of fiscal 2015, the Company ceased marketing eVU products and accessories, but continued providing service to one customer through September 30, 2015. The termination of eVU operations and the loss of eVU revenues did not have a material impact on liquidity, results of operations or financial condition of the Company.

5. INVENTORIES

Inventory is recorded at the lower of cost or net realizable value. The cost of substantially all the Company’s inventory is determined by the weighted average cost method. The Company reserves for inventory that is obsolete or determined to be slow-moving and classifies the slow moving portion of inventory as a long-term asset. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at December 31, 2015.

Inventories consisted of the following:

	December 31,	March 31,
	2015	2015
	$	$
Raw materials	18,794	37,559
Work in process	–	12,842
Finished goods	26,401	29,512
	45,195	79,913
Reserve for obsolescence	(45,195)	(79,913)
	–	–

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $64,409 at December 31, 2015 and $81,609 at March 31, 2015. The Company has ceased offering new eVU systems and accordingly has fully reserved inventory at December 31, 2015.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	$	$	$	$
Research and development	2,782	2,547	13,270	7,641
Selling and administrative	4,358	9,982	54,691	29,946
Total stock-based compensation expense	7,140	12,529	67,961	37,587

As of December 31, 2015 total estimated compensation cost of stock options granted but not yet vested was $39,598 and is expected to be recognized over the weighted average period of approximately nine months.

No stock options were granted during the three or nine-month periods ended December 31, 2015 and 2014.

See Note 7 for further information on outstanding stock options.

7. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2015:

	Common stock		Additional paid-in	Accumulated	total stockholders’
	Shares	Amount	capital	deficit	equity
		$	$	$	$
Balance, April 1, 2015	293,378,330	293,378	82,931,048	(81,507,526)	1,716,900
Stock-based compensation	–	–	67,961	–	67,961
Shares issued on exercise of stock options	300,000	300	6,300	–	6,600
Net income for the period	–	–	–	(838,526)	(838,526)
Balance, December 31, 2015	293,678,330	293,678	83,005,309	(82,346,052)	952,935

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2015	5,948,578	0.0670
Granted	–	–
Exercised	(300,000)	0.0220
Canceled/expired	(1,148,578)	0.027
Outstanding December 31, 2015	4,500,000	0.0799	$–
Exercisable at December 31, 2015	3,480,000	0.0711	$–

(1)	Options outstanding are exercisable at prices ranging from $0.055 to $0.11 and expire over the period from 2018 to 2019.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2015 of $0.0371 and excludes impact of options that were not in the money.

Share warrants

No warrants were outstanding at December 31, 2015 and December 31, 2014.

Since the Company has a net operating loss carryforward as of December 31, 2015, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the quarter ended December 31, 2015. Additionally, no incremental tax benefits were recognized from stock options exercised during the quarter ended December 31, 2015 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

9. SEGMENT INFORMATION

ASC 280 Segment Reporting provides annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographical areas and major customers. Through September 30, 2015 the Company had two operating segments: (1) patent licensing and (2) products and services. Patent licensing consists of intellectual property revenues from patent portfolios and products and services consisted of sales of the Company’s electronic eVU mobile entertainment device and related content services. The Company terminated providing eVU services in September 2015.

Accounting policies for each of the operating segments are the same as on a consolidated basis.

Reportable segment information for the three and nine months ended December 31, 2015 and 2014 is as follows:

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
	$	$	$	$
SEGMENT REVENUES:
Products and services	–	42,995	16,031	147,711
Patent licensing	–	1,078,500	693,500	2,051,034
Total revenue	–	1,121,495	709,531	2,198,745

SEGMENT COST OF REVENUES:
Products and services	–	79,322	8,256	238,729
Patent licensing and litigation costs	112,500	117,185	337,500	342,774
Contingent legal fees and expenses	5,261	338,630	292,156	642,006
Total cost of revenues	117,761	535,137	637,912	1,223,509

RECONCILIATION:
Segment income (loss) before corporate costs	(117,761)	586,358	71,619	975,236
Other corporate operating costs	246,908	279,267	910,945	810,562
Other income (expense)	800	–	800	–
Operating income (loss) before provision for income taxes	(363,869)	307,091	(838,526)	164,674

The Company does not have significant assets employed in the patent license segment and does not track capital expenditures or assets by reportable segment. Consequently, it is not practical to show this information.

Revenue by geographic region is determined based on the location of the Company’s direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee’s home domicile.

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2015	2014	2015	2014
	$	$	$	$
United States	–	1,078,500	693,500	2,051,034
International	–	42,995	16,031	147,711
Total revenue	–	1,121,495	709,531	2,198,745

Revenues from three licensees comprised 25%, 21% and 14% of revenues for the nine months ended December 31, 2015, with no other licensee or customer accounting for more than 10% of revenues. Revenues from one licensee comprised 16% of revenue for the nine months ended December 31, 2014, with no other licensee or customer accounting for more than 10% of revenues. Accounts receivable from one customer comprised 100% of net accounts receivable at December 31, 2015. Accounts receivable from three customers comprised 66%, 14%, and 11% of net accounts receivable at December 31, 2014.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

As of September 30, 2015, the Company had settled or dismissed all complaints with respect to its Flash-R patent portfolio.

The Company commenced legal action with regard to its Nunchi portfolio of patents in July 2014 and currently has seven active complaints in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Southern District of California. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO).

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

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,831 excluding utilities and costs. The aggregate payments adjust annually with maximum payments increasing to $7,157 in the forty-ninth through sixty-second months. Future lease commitments at December 31, 2015 total $127,518. The Company recognizes rent expense by the straight-line method over the lease term. As of December 31, 2015, deferred rent totaled $20,656.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at December 31, 2015 was approximately $851,000. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of December 31, 2015, the Company made matching contributions totaling $7,522.

11. INCOME TAXES

There is no provision for income taxes for the nine months ended December 31, 2015 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

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

At December 31, 2015 and 2014, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. At December 31, 2015, the Company has no liabilities for uncertain tax positions.

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are developing and marketing intellectual property consisting of context and interpersonal awareness systems (“Nunchi” technology), advanced data security technologies (“microSignet” technology), secure communications technologies (“Synap” technology), and other technologies. We ceased providing eVU® mobile entertainment services to our travel industry customers in the third quarter of fiscal 2015 (December 31, 2014), with related contract eVU services ending as of September 30, 2015.

Through September 30, 2015 we had two operating segments: (1) patent licensing and enforcement and (2) products and services. Our patent licensing and enforcement revenue consists of intellectual property revenues from our patent portfolio. Our products and services revenue consisted of the sale of eVU products and accessories to customers, warranty and technical support services, and content integration fees and related services. At September 30, 2015 we terminated providing eVU services, effectively ending this segment’s operations.

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

Our licensing and enforcement activity for each patent portfolio is summarized as follows:

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

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. We currently have seven active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District for the Southern District of California. We expect to file future complaints against additional companies. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO). If the patents are upheld, we believe the patents will be stronger against other future defendants considering IPR challenges. We are in early negotiations with other defendants, and are confident regarding license and settlement prospects for the Nunchi portfolio.

MicroSignet Technology - We are seeking to license our MicroSignet technology and to date have not commenced any legal actions but may do so in the future.

Synap Technology –We are seeking to license our Synap technology and to date have not commenced any legal actions, but may do so in the future.

We have relied upon our Flash-R patent portfolio for 100% of our licensing and enforcement revenue to date and such Flash-R licensing and enforcement activities have ceased due to the expiration of three patents in 2014 and the remaining two Flash-R patents in March 2016. We believe that our licensing and/or enforcement activities with respect to our Nunchi, MicroSignet, and Synap patent portfolios will result in licensing revenue, and continue to develop additional intellectual property in the areas of context and interpersonal awareness systems and explore new technologies for possible development or licensing. However, our legal action to enforce our Nunchi portfolio of patents has resulted in no revenue to date and there can be no assurance that such legal action or future action against additional companies will be successful or result in licensing revenue. For further information on our technologies and our patent portfolio and related licensing activities, refer to “Item 1 – Business” of our Annual Report on Form 10-K for the year ended March 31, 2015.

Our business is high risk in nature. There can be no assurance we can achieve sufficient patent license or other revenues to achieve future profitability. We continue to be subject to the risks normally associated with introducing new technologies, including unforeseeable expenses, delays and complications. Accordingly, there is no guarantee that we can or will report operating profits in future periods.

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio during the last two fiscal years and during the current fiscal year.

We have successfully completed three rounds of enforcement litigation on our Flash-R patent portfolios and are in the process of additional enforcement actions on our Nunchi patent portfolio. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that can result in significant future revenues from our patent portfolios.

During the nine months ended December 31, 2015 we recognized $16,031 of eVU services from one customer contract that terminated September 30, 2015.

We reported a loss for the nine months ended December 31, 2015. Revenues and profits have been sporadic in prior periods and we have incurred historical losses and negative cash flow from operations. We may incur losses in the future unless or until licensing revenues are sufficient to achieve profitability.

For the nine months ended December 31, 2015:

•	We recognized net loss before income taxes of $839,326 compared to a net income before income taxes of $164,674 for the comparable period of the prior fiscal year.
•	Our revenues from products and services were $16,031 for the first nine months of fiscal 2016 with $693,500 of patent license revenue. This compares to $147,711 of product and service revenue for the prior year’s first nine months with $2,051,034 of patent license revenue.
•	Operating costs and expenses totaling $1,548,857 for the nine months ended December 31, 2015 compared to $2,034,071 for the comparable prior period primarily due to decreased patent-related legal costs.

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

Our monthly cash operating costs average approximately $116,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended December 31, 2015. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2015.

Results of Operations

Three months ended December 31, 2015 compared to the three months ended December 31, 2014

	Three Months Ended December 31,
	2015		2014
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	–	–	42,995	4%	(42,995)	(100%	)
Patent licensing	–	–	1,078,500	96%	(1,078,500)	(100%	)
	–	–	1,121,495	100%	(1,121,495)	(100%	)
Operating costs and expenses:
Cost of revenues:
Products and services	–	–	79,322	7%	(79,322)	(100%	)
Patent licensing and litigation costs	112,500	–	117,185	11%	(4,685)	(4%	)
Contingent legal fees and expenses	5,261	–	338,630	30%	(333,369)	(98%	)
Selling and administrative	176,366	–	185,481	17%	(9,115)	(5%	)
Research and development	70,542	–	93,786	8%	(23,244)	(25%	)
	364,669	–	814,404	73%	(449,735)	(55%	)
Operating income (loss) before other income and provision for income taxes	(364,669)	–	307,091	27%	(671,760)	(219%	)

Income (Loss) Before Income Taxes

We reported a net loss before other income and provision for income taxes of $364,669 for the three months ended December 31, 2015 compared to a net income before income taxes of $307,091 for the comparable period of the prior year due to no new patent license settlements in the current period.

Revenues

Revenues decreased during the third fiscal quarter of 2016 compared to the same quarter of the prior fiscal year due to no new license arrangements as we transition enforcement efforts from the Flash-R patent portfolio to the Nunchi patent portfolio and other technologies and the termination of eVU products and services.

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

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with our recently terminated products and services segment and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended December 31, 2015, operating costs and expenses decreased by $449,735 compared to the same period in the prior year primarily due to reduced contingent legal costs resulting from no settlements in the most recent quarter.

Patent licensing and litigation costs related to patent enforcement were $112,500 at December 31, 2015 compared to $117,185 in the prior year’s third quarter. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses. Contingent legal fees and expenses related to patent enforcement were $5,261 for the three months ended December 31, 2015 compared to $338,630 for the prior year’s third quarter. The decrease is due to reduced costs associated with no patent related revenues in the current period.

There were no cost of revenues associated with products and services at December 31, 2015 due to the termination of the eVU business as of September 30, 2015. The prior year’s third quarter included $79,322 of cost of revenues associated with products and services.

Selling and administrative costs for the three months ended December 31, 2015 were $176,366 comparable to $185,481 in the prior year period.

Research and related expenses decreased by $23,244 primarily due reduced salaries and related benefits expenses in the current year of $40,571 as compared $64,827 for the same period in the prior year. The current year’s third quarter includes $2,782 for noncash stock-based compensation expense as compared to $2,547 in the same period of the prior year. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Income Taxes

During the three months ended December 31, 2015, the Company had no income tax expense. During the same period of the prior year, the Company recorded income tax expense of $31,350 for foreign taxes on patent licensing revenues.

Income (Loss)

The net loss for the three months ended December 31, 2015 was $363,869. The net income for the prior comparable third quarter was $275,741 which included the foreign tax expense of $31,350.

Nine months ended December 31, 2015 compared to the nine months ended December 31, 2014

	Nine Months Ended December 31,
	2015			2014
		% of			% of	Change
	Dollars	Revenue		Dollars	Revenue	Dollars	%
Revenues:
Product and services	16,031	2%		147,711	7%	(131,680)	(89%	)
Patent licensing	693,500	98%		2,051,034	93%	(1,357,534)	(66%	)
	709,531	100%		2,198,745	100%	(1,489,214)	(68%	)
Operating costs and expenses:
Products and services	8,256	1%		238,729	11%	(230,473)	(97%	)
Patent licensing and litigation costs	337,500	48%		342,774	16%	(5,274)	(2%	)
Contingent legal fees and expenses	292,156	41%		642,006	29%	(349,850)	(54%	)
Selling and administrative	657,549	93%		548,968	25%	108,581	20%
Research and related	253,396	36%		261,594	12%	(8,198)	(3%	)
	1,548,857	218%		2,034,071	93%	(485,214)	(24%	)
Operating income (loss) before other income and provision for income taxes	(839,326)	(118%	)	164,674	7%	(1,004,000)	(610%	)

Income (Loss) Before Other Income and Provision for Income Taxes

We reported a loss before other income and provision for income taxes of $839,326 for the nine months ended December 31, 2015 as compared to a net income before income taxes of $164,674 for the comparable nine month period of the prior year due to reduced patent license settlements in the current period.

Revenues

Revenues decreased during the most recent nine months compared to the same period of the prior fiscal year due to the decrease in patent license revenue from $2,051,034 to $693,500. Product and service revenues decreased due to exiting the eVU business.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues.

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the nine months ended December 31, 2015, operating costs and expenses decreased by $485,214 compared to the same period in the prior year.

Cost of revenues associated with our recently terminated products and services segment were $16,031 for the nine months ended December 31, 2015 compared to $147,711 for the same period in the prior year. The decrease of $131,680 is due to the termination of eVU operations as of September 30, 2015.

Patent licensing and litigation costs related to patent enforcement were $337,500 for the nine months ended December 31, 2015 comparable to $342,774 for the same period in the prior year. Contingent legal fees and expenses related to patent enforcement were $292,156 for the nine months ended December 31, 2015 compared to $642,006 for the same period in the prior year. The decrease of $349,850 reflects the reduced number of new patent license agreements. Generally contingent costs relate to revenues during a respective period but can vary depending on accumulated retainers paid and our share of certain costs and expenses.

Selling and administrative costs for the nine months ended December 31, 2015 increased by $108,581 compared to the same period in the prior year, primarily due to annual meeting costs of $54,687 in the current year with no comparable expense in the prior year, a $14,533 increase in legal fees, a $18,046 increase in salaries and related expenses, and increased stock-based compensation expense of $54,691 in the current year as compared to $29,946 for the same period of the prior year.

Research and related expenses decreased by $8,198 for the nine months ended December 31, 2015 due primarily to reduced salaries and related costs. Research and related expenses can vary significantly based on patent related costs and on timing of internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting. Research and related expenses for the period ended December 31, 2015 included $13,270 of noncash stock-based compensation expense as compared to $7,641 in the same period of the prior year.

Income (loss)

The net loss was $838,526 for the nine months ended December 31, 2015. The net income for the prior comparable nine month period was $133,324 which included the foreign income tax expense of $31,350.

Liquidity and Capital Resources

At December 31, 2015, we had working capital of $923,613 compared to working capital of $1,709,685 at March 31, 2015. At December 31, 2015 we had cash on hand of $1,083,156.

Operating Activities

Cash used in operating activities was $851,268 for the nine months ended December 31, 2015. Cash used in operating activities included the net loss of $838,526 decreased by net non-cash expenses of $71,011. Major components reducing operating cash were a $38,389 decrease in accounts payable and a $57,629 decrease in accrued and other liabilities. A major component providing operating cash was a decrease of $10,756 in accounts receivable.

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

Investing Activities

We invested $25,157 in computer equipment and website costs during the nine months ended December 31, 2015. Our efforts are focused primarily on operations and we currently have no significant investing capital needs. We have no commitments requiring investment capital. There were no cash investing activities during the nine months ended December 31, 2014.

Financing Activities

We received $6,600 of proceeds from stock option exercises during the nine months ended December 31, 2015. There were no cash financing activities during the nine months ended December 31, 2014.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At December 31, 2015 we had no significant purchase commitments for product and components.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time.  Our monthly cash operating costs average approximately $116,000 per month. Assuming no new license revenues and current expenditure levels we would require approximately $310,000 of additional resources to fund operations for the next twelve months. We believe we may be able to obtain additional funds from future patent licensing but the timing of licenses are subject to many factors and risks, many outside our control. We may also increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced technology research and development. Actual results could differ significantly from past results and management plans.

Since we have not demonstrated sustainable profitability, our ability to continue as a going concern is in doubt and is dependent upon achieving sustained profitability and if necessary obtaining additional financing. We currently have no plans, arrangements or understandings regarding any acquisitions.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of our patent portfolio licensing and enforcement activities. We have completed enforcement actions with respect to our Flash-R patent portfolio; all cases have been settled or dismissed.

We commenced legal action with regard to our Nunchi portfolio of patents in July 2014 and we currently have seven active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District Court for the Southern District of California. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO).

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

Date:     February 11, 2016

