Form 10-K
period 2016-03-31
E DIGITAL CORP
filed 2016-06-23
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the issuer’s Common Stock held by non-affiliates of the registrant on September 30, 2015 was approximately $12,606,154 based on the closing price as reported on the NASD’s OTC Electronic Bulletin Board system.

As of June 10, 2016 there were 293,678,330 shares of e.Digital Corporation Common Stock, par value $.001, outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

e.Digital Corporation (referred to as “e.Digital”, the “Company”, “we”, “our” or “us”) is a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are an intellectual property licensing company developing and pursuing licensing of three intellectual property portfolios: context and interpersonal awareness systems (“Nunchi®” technology), advanced data security technologies (“microSignet™” technology) and secure communication technologies (“Synap™” technology).

Through September 30, 2015 the Company had two operating segments: (1) patent licensing and enforcement and (2) products and services. Patent licensing and enforcement revenue consists of intellectual property revenues from the Company’s patent portfolio. Products and services revenue consisted of the sale of eVU® mobile entertainment products and accessories to customers, warranty and technical support services, and content integration fees and related services. The Company ceased providing eVU services at September 30, 2015, effectively ending this segment’s operations.

We generate revenue through licensing and we aggressively pursue enforcement of our intellectual property rights through patent infringement litigation against infringers of our patented technologies. We commenced licensing and enforcement activities in 2007 related to our Flash-R™ flash memory patents, now expired. In fiscal 2015 we commenced enforcement action with respect to our Nunchi patent portfolio. Since September 2012, the law firm of Handal and Associates has been handling our patent enforcement matters on a partial contingent fee basis.

We currently have one active complaint in the U.S. District Court for the Southern District of California and six active complaints in the U.S. District Court for the Northern District of California, asserting that products made and sold by the defendant companies infringe our U.S. patents. The Company entered into a license agreement and a royalty bearing settlement agreement with one defendant during the fourth quarter of fiscal 2016. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO) and often delays pending enforcement. As of June 16, 2016, one defendant had agreed to license and settlement terms during the course of related enforcement litigation.

While we expect to file future complaints against additional companies and license additional companies, there can be no assurance of the timing or amounts of any related license revenue. We seek to continue to develop new intellectual property for licensing.

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

History of Technical Innovations

We have a record of pioneering technical innovations and achievements in developing portable electronic products and other innovative technologies. These innovations and achievements include:

1990	Invented the technology of combined microphone and speaker earpieces without feedback. (This was the first product in what ultimately became today’s line of Jabra hands-free communication products.)

1993	Developed the first portable digital player/recorder with removable flash memory, resulting in five U.S. patents on the use of flash memory in portable devices.

1996	Developed the first high-speed download device to store digital voice recordings on a personal computer in compressed format.

1998	Developed the first multi-codec (including MP3) portable digital music player.

1999	Delivered an integrated digital voice recorder and computer docking station system for medical transcription of voice and data for Lanier Healthcare, LLC.

2002	Developed the first voice controlled MP3 player using our VoiceNav® speech navigation system. Bang & Olufsen introduced a branded digital audio player (BeoSound 2) developed by us pursuant to a license agreement.

2003	Designed, developed and delivered wireless MP3 headsets employing our MicroOS™ operating system to Hewlett-Packard for use at Disneyworld in Orlando, Florida. Licensed our digital audio platform to a multi-billion dollar Asian OEM for branding to Gateway Computers. Developed the first hard drive-based Hollywood studio-approved portable inflight entertainment (“IFE”) device.

2006	Introduced eVU, a next generation dedicated mobile entertainment device with 12+ hours of playback, wireless capability and proprietary content encryption approved by major studios.

2007	Introduced eVU-ER, an improved dedicated portable IFE player featuring a new power management technology providing an industry-leading 20+ hours of continuous video playback from a single battery. eVU is available in either a 7" or 8" high resolution LCD screen with 160 GB to 200 GB of rugged and reliable storage.

2009	Added new features to eVU including an advanced touch screen interface.

2010 – 2013	Developed new technology in the areas of context and interpersonal awareness, cloud technology, information security, user authentication and digital data distribution (Nunchi).

2012 – 2013	Granted six patents for our Nunchi technology.

2014	Granted first patent related to advanced data security (microSignet).

2015	Granted additional patent for Nunchi.

2016	Granted additional patents for Nunchi and microSignet.

We have accumulated a body of proprietary technology some covered by patents, both issued and pending, along with other technology protected by trade secrets and copyrights.

Intellectual Property Portfolios

Nunchi Technology® - - Context and Interpersonal Awareness Systems

Our Nunchi patent portfolio covers certain aspects of advanced context awareness, addressing emerging products, services and revenue models. Our Nunchi technology includes a patent portfolio of eight U.S. patents (below):

•	US8306514: System and Method for Managing Mobile Communications (expires 2030)
•	US8311522: System and Method for Managing Mobile Communications (expires 2030)
•	US8311523: System and Method for Managing Mobile Communications (expires 2030)
•	US8311524: System and Method for Managing Mobile Communications (expires 2030)
•	US8315618: System and Method for Managing Mobile Communications (expires 2030)
•	US8315619: System and Method for Managing Mobile Communications (expires 2030)
•	US9002331: System and Method for Managing Mobile Communications (expires 2030)
•	US9178983: System and Method for Managing Mobile Communications (expires 2030)

We have two U.S. patent continuation applications pending for technologies related to our Nunchi technology and may file additional patent applications in the future and we evaluate additional developments for new applications as we continue to develop this technology.

microSignet™- Data security technology based on characteristics in semi-conductors

Our microSignet patents cover applications reliant on securing data, derived from physical characteristics of semiconductors. Our microSignet technology includes two U.S. patents:

•	US8572440: System and Method for Managing Information Stored in Semi-Conductors (expires 2031)
•	US9298565:System and Method for Identification of Memory (expires 2031)

We believe our portfolios cover important aspects of integrating cloud-based servers, existing communication networks and relational databases and data security, to both understand and anticipate the needs of people.

Synap™ - Security system, method, and apparatus to uniquely solve the issues of encryption key generation and exchange

Our Synap patent application encompasses systems and methods which enable devices to create identical keys where those keys never need to be communicated between the devices.

Other Technology

We continue to focus on adding to our intellectual property portfolio. There can be no assurance we can exploit any new innovations in future periods.

Intellectual Property Business

We believe we have an important portfolio of patents (Nunchi technology, microSignet technology and Synap technology) and we are actively engaged in licensing and enforcement. We seek to obtain reasonable license arrangements for use of our patented ideas, and our ability to close licensing transactions is generally dependent upon:

•	Showing that the customer’s products infringe the claims in our patents;
•	Resolving disputes as to claim construction—the correct meaning of the claims in our patents;
•	Establishing a reasonable license fee or royalty rate for using our patents; and
•	Defeating arguments that our patents are not valid or are not enforceable.

We, and our advisors, have performed due diligence on our patents and we believe we have strong licensable intellectual property rights. Under U.S. law, an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. Inventors and/or patent holders without sufficient financial or expert technical resources to bring legal action may lack credibility in dealing with unwilling licensees and as a result, are often ignored.

Under U.S. law, a patent owner has the right to exclude others from making, selling or using their patented invention. A third-party infringes a patent by making, offering for sale, selling, or using a patented invention without a license from the patent owner. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable license fees for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies without at least the threat of legal action, patent licensing often requires the filing of patent enforcement litigation. However, the majority of patent infringement contentions settle out of court based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed.

We generate licensing revenues from users of our patented technologies through licensing activities and through license and settlement arrangements arising from infringement litigation. We anticipate additional licensing arrangements and patent enforcement actions in the future.

Some license agreements include nonexclusive cross licenses and our policy is to value these only if directly used in operations. To date we have not valued any cross licenses received as they were considered part of the licensee’s overall license and settlement strategy and are not currently used in our products.

Licensing and Patent Enforcement Activities

We commenced legal enforcement actions in 2007 related to our Flash-R flash memory patent portfolio now expired. We successfully obtained license terms from 83 companies and related distributors through September 30, 2015. We believe our success created both awareness and recognition of our intellectual property among household named companies and their counsel.

Our current licensing and enforcement activity consists of the following:

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. As of March 31, 2016, we have filed patent infringement litigation and sought licenses from eight companies and related distributors. We have entered into one royalty bearing license agreement and one settlement agreement with one defendant. We currently have six active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District for the Southern District of California. We expect to file future complaints against additional companies. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO). If the patents are upheld, we believe the patents will be stronger against other future defendants considering IPR challenges. We are in early negotiations with other defendants, and are confident regarding license and settlement prospects for the Nunchi portfolio.

microSignet Technology - We are seeking to license our microSignet technology and to date have not commenced any legal actions but may do so in the future.

Synap Technology - We are seeking to license our Synap technology and to date have not commenced any legal actions, but may do so in the future.

Our historical licensing revenues were from our Flash-R patent portfolio and we are now in the early stages of licensing activities on our other portfolios. As described above our activities to enforce our Nunchi portfolio have resulted in one patent license agreement and one settlement agreement to date with revenues of $2,116. We believe, but there can be no assurance due to the many risks involved in our business, that we can generate future licensing revenue from our Nunchi, microSignet, and Synap patent portfolios. We also seek to extend our portfolio related to our existing technologies and develop new technologies for licensing.

Since September 2012, the law firm of Handal and Associates has been handling our Patent Enforcement Matters on a partial contingent fee basis.

Technology Licensing and Enforcement Strategy

Patent licensing and enforcement can be an effective and efficient way to maximize the profit potential of patented technology. A patent license agreement grants a third-party user of an invention specific patent rights to the patented invention in exchange for patent license fees.

Our strategy is to continue to expand our intellectual property portfolio in both existing technology areas and develop new technologies for licensing. Currently we have no plans to introduce new products but seek strategic partners or licensees for commercialization of products and services, based on our technologies.

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

We believe we are building a track record of demonstrating the strength, validity and clarity of our various patent claims and the value of our intellectual property and we believe that we can build a growing licensing business from our intellectual property portfolios. The timing of future licensing or enforcement litigation is subject to many factors, some of which are not within our control.

eVU Mobile Entertainment System Business

At September 30, 2015 we terminated providing eVU services, effectively ending this segment’s operations.

Customer Concentration

Revenue from three licensees accounted for 25%, 21% and 14% of revenues for the year ended March 31, 2016 (2015 – one licensee accounted for 16% of revenues). We seek to license new targeted companies that we believe infringe our patent portfolio.

Research and Development Costs

For the years ended March 31, 2016 and 2015 we spent $367,068 and $366,637, respectively, on research and development. We anticipate that we will continue to devote substantial resources to research and development activities.

Intellectual Property

We have eight issued U.S. patents covering technology related to our Nunchi context and interpersonal awareness systems. We have two issued U.S. patents covering our advanced data security technology, microSignet.

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

We also file for trade name and trademark protection when appropriate. We are the owner of U.S. federally registered trademarks including e.Digital®, eVU®, Smart Solutions for a Digital World®, and Nunchi® as registered trade names. We intend to make every reasonable effort to protect our proprietary rights to make it difficult for competitors to market equivalent competing products without being required to conduct the same lengthy testing and development conducted by us and not to use any of our innovative and novel solutions to overcome the many technical obstacles involved in developing portable devices using flash memory and other portable storage formats.

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

As of March 31, 2016, we employed approximately three full-time employees, one in research, development and engineering, and two in sales, general and administrative. None of our employees are represented by a labor union, and we are not aware of any current efforts to unionize the employees. Management considers the relationship between the Company and its employees to be good.

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

Financial Risks

We May Not be Able to Continue as a Going Concern. We have incurred significant historical losses and negative cash flow from operations and have an accumulated deficit of $82.8 million at March 31, 2016. Other than cash on hand, we have no other sources of financing currently available as of March 31, 2016. We may incur additional losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Until we can demonstrate sustained profitability, our ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing. There is no assurance that we will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should we be unable to generate funds or obtain required financing, we may have to curtail operations, which may have a material adverse effect on our financial position and results of operations. Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not give effect to any adjustments that would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

We Have Not Achieved Consistent Profitability and May Incur Future Losses. We have recently experienced losses and profitable periods have been sporadic as revenues vary significantly between periods as a result of license activity. Historically we have incurred significant losses and negative cash flow from operations and we have an accumulated deficit of $82.8 million at March 31, 2016. Previous historical profitable years have been the result of one-time patent licensing revenues and there is no assurance of future licensing revenues from new licensees. Accordingly, we could continue to incur losses in the future until licensing revenues are sufficient to sustain continued profitability. Failure to achieve and maintain profitability will likely negatively impact the value of our securities.

Our licensing and enforcement cycle is lengthy and costly, and our sales and legal efforts may be unsuccessful. We incur significant administrative, research and legal expenses prior to entering into license agreements and generating license revenues. As such, we may incur significant losses in any particular period before any associated revenue stream begins. We most often need to litigate to enforce our intellectual property rights. Enforcement proceedings are typically protracted and complex. The costs are typically substantial and the outcomes are unpredictable.

If We Encounter Unforeseen Difficulties and Cannot Obtain any Required Additional Funding on Favorable Terms, Our Business May Suffer. Our consolidated cash and cash equivalents on hand totaled $701,481 at March 31, 2016. In recent periods we have relied primarily on service revenues and payments from licensees to generate the funds needed to finance our operations. We do not expect future service revenues due to the discontinuance of our eVU business. If we continue to incur losses in future periods or we encounter unforeseen difficulties in the future, including difficulties arising as a result of the outside influences identified below, we may deplete our capital resources. As a result, we may be required to obtain additional financing in the future through debt or equity financings or otherwise. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

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

Risks Related to our Patent Licensing and Enforcement Strategy

We Face Uncertain Revenue Prospects from our Patent Enforcement Strategy. Our current intellectual property portfolios have not been thoroughly tested in court and there is no assurance we can prevail in any current or future patent enforcement. Future court rulings or rulings from any reexamination of patent claims by the USPTO could have a significant positive or negative impact on future licensing activity. The licensing demand for our patent portfolio is subject to fluctuation based upon the rate at which target infringers agree to pay royalties or settle future enforcement actions, if any. There can be no assurance of future revenues from our strategy of enforcing our patent portfolio. Due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of future license fees, if any, from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our prospective licensees and other factors, our revenues may vary significantly in the future, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly and annual results to be below market expectations and adversely affect the market price of our common stock.

Our Fee Arrangement with Patent Enforcement Counsel Subjects Us to Certain Risks and Substantial Costs and Fees and Could Limit Our Net Proceeds From Any Successful Patent Enforcement Actions. Our agreement for legal services and partial contingent fee arrangement with Handal and Associates provides that Handal is our legal counsel in connection with the assertion of our Nunchi patents and microSignet patents against infringers. Handal is advancing certain costs and expenses including travel expenses and court costs. We have agreed to pay Handal a monthly retainer fee of $30,000 and a fee ranging from 33-40% of any license or litigation recovery related to patent enforcement matters, less prior retainers and expenses. We are not in control of the timing, costs and fees, which could be substantial and we could be required to pay substantial litigation support costs without any recovery. Costs and fees paid by Handal could also limit our share of proceeds, if any, from future patent enforcement actions. There can be no assurance Handal will diligently and timely pursue patent enforcement actions on our behalf.

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

Changes in patent law could adversely impact our business. Patent laws may continue to change, and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection to enforce our patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions. For instance, the United States Congress is considering a bill that would require, among other things, non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met.

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

Failure to Maintain an Effective System of Internal Control Over Financial Reporting Could Harm Stockholder and Business Confidence In Our Financial Reporting, Our Ability to Obtain Financing and Other Aspects of Our Business. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC require us to include in our Form 10-K a report by management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of the respective fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While our management has concluded that we did not have any material weaknesses as of March 31, 2016, material weaknesses have been identified in prior years and it is possible that material weaknesses will be identified in the future. In addition, components of our internal control over financial reporting may require improvement from time to time. If management is unable to assert that our internal control over financial reporting is effective in any future period, investors may lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the Company’s stock price.

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

Low-Price Stocks and Stocks Traded on the OTCQB Marketplace are Subject to Special Regulations and may have Increased Risk. Our shares of common stock are traded on the OTCQB Marketplace, an electronic, screen-based trading system operated by OTC Markets Group. Securities traded on the OTCQB are, for the most part, thinly traded and are subject to special regulations not imposed on securities listed or traded on the NASDAQ system or on a national securities exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock. Sales of substantial amounts of our outstanding common stock in the public market could materially adversely affect the market price of our common stock. To date, the price of our common stock has been extremely volatile with the sale price fluctuating from a low of $0.0351 to a high of $0.1149 in the last fiscal year. In addition, our common stock is subject to Rules 15g-1-15g-6 promulgated under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, a person with assets in excess of $1,000,000, excluding the value of such person’s primary residence, or annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of investors to sell their securities in the secondary market. The SEC has also adopted regulations which define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the regulations require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock in the account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In January 2012, we entered into a sixty-two month facility lease for our corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,831 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2016 total $107,027.

ITEM 3. LEGAL PROCEEDINGS

The Company engages in litigation from time to time as part of our patent portfolio licensing and enforcement activities. The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has six active complaints in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Southern District of California. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO).

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

	Low	High
Fiscal year ended March 31, 2016
First quarter	$0.0744	$0.115
Second quarter	$0.040	$0.089
Third quarter	$0.0371	$0.075
Fourth quarter	$0.0351	$0.050

Fiscal year ended March 31, 2015
First quarter	$0.0381	$0.0600
Second quarter	$0.0360	$0.0470
Third quarter	$0.0300	$0.1385
Fourth quarter	$0.0976	$0.1300

Holders

At June 10, 2016 there were 293,678,330 shares of common stock outstanding and approximately 2,843 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth information as of March 31, 2016, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,500,000	$0.0799	-0-

Equity compensation plans not approved by security holders	-0-	$-0-	-0-

Total	4,500,000	$0.0799	-0-

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

General

We are a holding company incorporated under the laws of Delaware that operates through a wholly-owned California subsidiary of the same name. We are an intellectual property licensing company developing and pursuing licensing of three intellectual property portfolios: context and interpersonal awareness systems (“Nunchi®” technology), advanced data security technologies (“microSignet™” technology) and secure communication technologies (“Synap™” technology).

Through September 30, 2015 we had two operating segments: (1) patent licensing and enforcement and (2) products and services. Our patent licensing consists of intellectual property revenues from our patent and technology portfolio. Our products and services revenue consisted of sales of eVU products and accessories to customers and related services. At September 30, 2015 we ceased providing eVU services, effectively ending this segment’s operations.

Licensing and Patent Enforcement Activities

We commenced legal enforcement actions in 2007 related to our Flash-R flash memory patent portfolio now expired. We successfully obtained license terms from 83 companies and related distributors through September 30, 2015. We believe our success created both awareness and recognition of our intellectual property among household named companies and their counsel.

Our current licensing and enforcement activity consists of the following:

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. As of March 31, 2016, we have filed patent infringement litigation and sought licenses from eight companies and related distributors. We have entered into one royalty bearing license agreement and one settlement agreement with one defendant. We currently have six active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District for the Southern District of California. We expect to file future complaints against additional companies. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO). If the patents are upheld, we believe the patents will be stronger against other future defendants considering IPR challenges. We are in early negotiations with other defendants, and are confident regarding license and settlement prospects for the Nunchi portfolio.

microSignet Technology - We are seeking to license our microSignet technology and to date have not commenced any legal actions but may do so in the future.

Synap Technology –We are seeking to license our Synap technology and to date have not commenced any legal actions, but may do so in the future.

Our historical licensing revenues were from our Flash-R patent portfolio and we are now in the early stages of licensing activities on our other portfolios. We also seek to extend our portfolio related to our existing technologies and develop new technologies for licensing.

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

Overall Performance and Trends

We focused significant efforts on developing, licensing and enforcing our patent portfolio in the fiscal years ended March 31, 2016 and 2015. We have successfully completed enforcement litigation and are in the process of additional enforcement actions. There is a reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action. However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed. We believe we are building a track record of demonstrating the strength, validity and clarity of our patent claims that can result in significant future revenues from our patent portfolio.

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

For the year ended March 31, 2016:

•	We recognized a net loss of $1,275,164 compared to net loss of $235,153 for fiscal 2015. The difference in results was primarily attributable to decreased patent license settlement revenues resulting from the end of the Flash-R portfolio patents and our transition to Nunchi and other technologies.

•	Revenues of $709,531 decreased as compared to revenues of $2,235,803 for fiscal 2015. During fiscal 2016 we had 15 new license agreements as compared to 29 new license agreements in fiscal 2015. As a result of the timing of such license agreements, our licensing revenues in fiscal 2016 totaled $693,500 compared to $2,079,534 in fiscal 2015. Product and service revenues from our now terminated eVU business were $16,031 in fiscal 2016 compared to $156,269 in fiscal 2015.

•	Operating expenses were $1.98 million for fiscal 2016 a decrease from $2.69 million in fiscal 2015 primarily as a result of reduced headcount and expenses related to the terminated eVU business and reduced contingent legal fees due to fewer new license agreements.

Management faces challenges in fiscal 2017 to generate license revenues from our technologies. These challenges include, but are not limited to, successful execution of our legal and licensing enforcement strategy in an uncertain and changing legal and regulatory environment related to patent infringement. The failure to obtain new patent license revenues could have a material adverse impact on our operations.

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

•	revenue recognition;
•	stock-based compensation expense; and
•	income taxes

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

We make estimates and judgments when determining whether the collectability of license fees receivable from customers is reasonably assured. We assess the collectability of our receivables based on a number of factors, including past transaction history and the credit-worthiness of customers. Management estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectability could differ from actual events, thus materially impacting our financial position and results of operations.

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

In fiscal 2010 we entered into our first licenses providing for future royalties based on future licensee activities. Licensees that pay license fees on a periodic basis are required to report to us actual activity after the activity takes place. The amount of license fees due under these license agreements each period cannot be reasonably estimated by management. Consequently, we recognize revenue from these licensing agreements on a lag basis as royalties are reported provided amounts are fixed or determinable and collectability is reasonably assured. The lag method allows for the receipt of licensee royalty reports prior to the recognition of revenue. Differences between amounts recognized and amounts that could subsequently be audited or reported as an adjustment to those amounts will be recognized in the period such adjustment is determined as a change in accounting estimate.

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

Income Taxes

In preparing our consolidated financial statements, we estimate our income taxes in each of the countries in which we operate. While we believe we operate only in the United States, certain licensees have withheld taxes on license payments in foreign countries. During fiscal 2015 we recorded a tax benefit of $169,888 consisting of prior year foreign tax recoveries of $206,250 less foreign taxes paid of $36,362. We determined it unlikely we can recover a refund of the $36,362 of foreign taxes withheld and that we can only use the foreign taxes as a future credit against U.S. taxes. Matters regarding foreign taxes require us to make judgments and estimates based on various assumptions and these affect our reported operations.

Our determination of income tax expense or benefit requires estimates including an assessment of the current tax expense and the effects of temporary differences resulting from the different treatment of transactions for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. The Company accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. At March 31, 2016, we had net deferred tax assets primarily resulting from temporary differences between the book and tax bases of assets and liabilities, and loss and credit carry forwards. We continue to provide a 100% valuation allowance our deferred tax assets based on an assessment of the likelihood of their realization. In reaching our conclusion, we evaluated certain relevant criteria including deferred tax liabilities that can be used to offset deferred tax assets, estimates of future taxable income of appropriate character within the carry-forward period available under the tax laws, and tax planning strategies. Our judgments regarding future taxable income may change due to market conditions, changes in U.S. or international tax laws, our business and results of operations, and other factors. These changes, if any, may require material adjustments to these deferred tax assets, resulting either in a tax benefit, if it is estimated that future taxable income is likely, or a reduction in the value of the deferred tax assets, if it is determined that their value is impaired, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Our income tax provision is based on calculations and assumptions that will be subject to examination by the taxing authorities in the jurisdictions in which we operate. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts and circumstances that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted. As of March 31, 2016 and 2015, we had no material uncertain tax positions and uncertain tax positions have had no impact on our consolidated financial condition or results of operations or cash flows.

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

Results of Operations

Year ended March 31, 2016 Compared to Year ended March 31, 2015

	Year Ended March 31,
	2016			2015
		% of			% of		Change
	Dollars	Revenue		Dollars	Revenue		Dollars	%
Revenues:
Products and services	16,031	2%		156,269	7%		(140,238)	(90%	)
Patent licensing	693,500	98%		2,079,534	93%		(1,386,034)	(67%	)
	709,531	100%		2,235,803	100%		(1,526,272)	(68%	)
Operating costs and expenses:
Cost of revenues:
Products and services	8,256	1%		242,027	11%		(233,771)	(97%	)
Patent licensing and litigation costs	450,000	63%		455,274	20%		(5,274)	(1%	)
Contingent legal fees and expenses	299,731	42%		700,352	31%		(400,621)	(57%	)
Selling and administrative	859,640	121%		929,128	42%		(69,488)	(7%	)
Research and development	367,068	52%		366,637	16%		431	0%
	1,984,695	279%		2,693,418	120%		(708,723)	(26%	)
Operating loss before other income, provision for or benefit from income taxes	(1,275,164)	(179%	)	(457,615)	(20%	)	(817,549)	179%

Operating loss before other income, provision for or benefit from income taxes

The operating loss before other income, provision for or benefit from income taxes in fiscal years 2016 and 2015 resulted from a reduced number of new license agreements. Since a significant majority of license revenues to date have been one-time licenses, they are non-recurring and accordingly there is no assurance of any future license revenues.

Revenues

Revenues decreased during fiscal 2016 compared to the prior fiscal year due to fewer new license arrangements as we transition enforcement efforts from the Flash-R patent portfolio to the Nunchi patent portfolio and other technologies and the termination of eVU products and services. Revenues for the year ended March 31, 2016 included $693,500 of one-time non recurring license revenues and $16,031 of eVU service revenues.

Revenues for the year ended March 31, 2015 included $2,077,000 of one-time non recurring license revenues, $2,534 of royalty-based license revenues and $156,269 of eVU product and service revenues.

In the current year we entered into a total of 15 patent licenses, and in the prior year there were 29 new licenses. License fee revenues recognized fluctuate significantly from period to period primarily based on the following factors:

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

We are targeting new licensees but our results will continue to be dependent on the timing and amount of future licensing arrangements, if any.

Operating Expenses

Operating costs and expenses include costs associated with our licensing and enforcement activities, and through September 30, 2015, costs of revenues associated with eVU products and services. eVU product and service costs were 52% and 154% of related revenues for the fiscal years ended March 31, 2016 and 2015, respectively. The eVU business was terminated at September 30, 2015.

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

Selling and administrative costs decreased by $69,488 from fiscal 2015 to fiscal 2016. The decrease is primarily due to shareholder meeting expenses of $54,687 in fiscal 2015, with no comparable expense in fiscal 2016.

Research and related expenditures of $367,068 in fiscal 2016 were consistent with the prior year. We expect future research and development costs to be comparable to the most recent year due to current staffing levels and projects. Should we elect to develop significant new technologies or products we may require increased internal and external research and development costs.

Income Taxes

We had no provision for or benefit from income taxes in fiscal 2016. We had a tax benefit of $169,888 in the prior year, resulting from the recovery of $206,250 of foreign taxes paid in fiscal 2010, less foreign taxes paid in fiscal 2015 of $36,362.

Loss

The net loss for the year ended March 31, 2016 was $1,275,164. The net loss for the year ended March 31, 2015 was $235,153.

Liquidity and Capital Resources

	2015	2016	2015 to 2016 variance in $'s	2015 to 2016 variance in %'s
	(in thousands, except percentages)
Working capital	$1,710	$503	$(1,207)	(71%	)
Cash and cash equivalents	$1,953	$701	$(1,252)	(63%	)
Total assets	$2,014	$759	$(1,255)	(62%	)

	2015	2016	2015 to 2016 variance in $'s	2014 to 2015 variance in %'s
Net cash provided by (used in)	(in thousands, except percentages)
Operating activities	$164	$(1,233)	$(1,397)	(844%	)
Investing activities	$0	$(25)	$(25)	–
Financing activities	$1	$7	$6	(536%	)

At March 31, 2016, we had working capital of $503,000 compared to working capital of $1.71 million for the prior year. We had no working capital invested in accounts receivable at March 31, 2016, and $11,218 at March 31, 2015. License payments are normally due at signing of the license or within 30-45 days. We currently have no credit lines or debt arrangements to provide working capital other than from cash as generated from operations.

Operating Activities

For the year ended March 31, 2016, net cash decreased by $1,251,500. Cash used in operating activities was $1,232,943. Cash used in operating activities included the net loss of $1,275,164 decreased by net non-cash expenses of $86,890. Major components using operating cash were a $47,687 decrease in accrued and other liabilities and a $19,549 decrease in trade accounts payable.

For the year ended March 31, 2015, net cash increased by $165,118. Cash provided by operating activities was $164,018. Cash provided by operating activities included the net loss of $235,153 decreased by net non-cash expenses of $144,621. A major component using operating cash was a $73,810 decrease in accrued and other liabilities.

Investing Activities

We invested $25,157 in computer equipment and website costs in fiscal 2016. The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

We received $6,600 and $1,100 of proceeds from stock option exercises during the years ending March 31, 2016 and March 31, 2015, respectively.

We currently have no sources of financing funding other than the potential exercise of options that generally will be dependent on higher stock prices and thus additional exercises are uncertain.

Debt and Other Commitments

We have no debt other than normal trade payables and accruals outstanding. We have no credit lines or access or commitments for any future debt financing.

We are committed for our office lease. Future lease commitments at March 31, 2016 total $107,027. Refer to Note 10 to our consolidated financial statements included in this annual report for more information.

Our legal firm, Handal and Associates, provides intellectual property legal services in connection with licensing and prosecuting claims of infringement of our flash memory and Nunchi patent portfolios. Pursuant to a partial contingent fee arrangement, we are paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. We have agreed to pay Handal a fee ranging from 33-40% of any license fee or settlement related to patent enforcement matters, less prior retainers and expenses. We may terminate the representation at any time but would be obligated to pay fees and advances.

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Our monthly cash operating costs average approximately $113,000 per month. Assuming no new license revenues and current expenditure levels we would require approximately $648,000 of additional resources to fund operations for the next twelve months.  We believe we may be able to obtain additional funds from future licensing arrangements but the timing thereof is subject to many factors and risks, many outside our control. Our operating plans may require additional funds in future periods and should additional funds not be available, we may be required to curtail or scale back operations. Potential sources of such funds include exercise of outstanding options, or debt financing or new equity offerings. However, there is no assurance that options will be exercised or that debt or equity financing will be available if and when needed. Any future financing may be dilutive to existing stockholders.

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

At the conclusion of the period ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 based on the guidelines established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information concerning our executive officers and directors as of June 1, 2016:

Name	Age	Positions	Director Since
Alfred H. Falk	61	President, Chief Executive Officer and Director	2009
MarDee Haring-Layton	40	Chief Financial Officer
Allen Cocumelli	65	Chairman* and Director	1999
Renee Warden	52	Director	2005
Eric M. Polis	45	Secretary and Director	2008

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

Alfred H. Falk – was promoted and appointed as President and Chief Executive Officer of the Company by the Board of Directors in January 2009 when he was also appointed as a Director. He also served as President and a member of the Board from January 1997 (and from July 1998 as Chief Executive Officer) to July 2004. From July 2004 to January 2009 he was the Company’s Vice President of Corporate Development and from March 1995 to January 1997, he served as Vice President of Corporate Development and Vice President of OEM and International Sales. Prior to joining the Company, Mr. Falk worked for Resources Internationale as director of U.S. sales from 1993 to 1995. From 1988 to 1993, he was the manager of OEM sales and technology licensing for Personal Computer Products, Inc. From 1978 to 1988, he held several management positions at DH Technology. Mr. Falk’s extensive business experience and background, prior sales experience, and his long service with the Company including as Chief Executive Officer since 2009, qualifies him to serve on our Board.

MarDee Haring-Layton – was appointed Chief Financial Officer of the Company by the Board of Directors on December 5, 2011. Ms. Haring-Layton had been with the Company, on a part-time consulting basis, since July 2010. Previously, she was employed as a consultant with Resources Global Professionals, a multinational professional services firm, from 2007 to 2011. From 2005 to 2006, she was the Corporate Audit Manager at Royale Energy, Inc. Prior to Royale Energy, Ms. Haring-Layton was employed by Charlotte Russe, Inc. as Systems Control and Reporting Manager and Deloitte LLP as an audit professional. Ms. Haring-Layton holds a B.S. in Business Administration from San Diego State University.

Eric M. Polis - was appointed a Director in October 2008 and Secretary in December 2010. He has been employed as an asset manager for privately-held Davric Corporation since 1997. Since 2009, Mr. Polis has been the managing member of Argent Management LLC, a business and property management company that works with affluent clients. He was Secretary, Treasurer and a Director of ASI Technology Corporation, a publicly traded specialty finance company, from July 2000 to May 2010. Mr. Polis is also a private investor and serves on the board of several Las Vegas non-profit organizations. He obtained a B.S. in Business Administration from the University of Arizona in 1993. Mr. Polis’ prior public company executive experience and broad general investment and business experience qualify him to serve on our Board.

Allen Cocumelli – was appointed Chairman of the Board in October 2008. He also previously served as Chairman of the Board from April 2000 to November 2002. Mr. Cocumelli served as owner and General Counsel of SimpleNet, Inc. from 2004 until the company was sold in 2009.  He also has had a solely owned law practice. Prior thereto, he was a Director of Website Services at Yahoo! Inc. from 2000 to 2004. Prior to joining Yahoo! Inc., Mr. Cocumelli was General Counsel and Chief Operating Officer of Simplenet Network Communications Inc. which became part of broadcast.com.  He previously served as a manager in the Components Manufacturing Group and as Director of Corporate Training and Development at Intel. Mr. Cocumelli obtained a B.A. degree from the University of California, Los Angeles and a J.D. from the Thomas Jefferson School of Law. Mr. Cocumelli is a member of the California Bar Association. The Board believes that Mr. Cocumelli’s technology experience and legal background will continue to be valuable as the Company pursues its patent enforcement and licensing strategy.

Renee Warden – was appointed a Director in August 2005. Ms. Warden has been the SEC Reporting Manager for Heritage Insurance Holdings, Inc., Clearwater, Florida since 2014. From 2011 to 2014 Ms. Warden provided professional financial advisory consulting services to MetLife, Inc., Avantair and Chord Advisor LLC. From 2009 to 2011, she served as Controller for VeriFone. From 2007 to 2009, Ms. Warden was Director of Accounting for Revolution Money, Inc. Prior to its acquisition by Crown Castles in 2007, Ms. Warden was Manager Special Projects/SOX for Global Signal, Inc. From 2005 to 2006, Ms. Warden was Vice President and Controller for Kintera, Inc. Previously, Ms. Warden was an executive officer of e.Digital Corporation. Ms. Warden joined e.Digital Corporation in 1991 as Accounting Manager, was appointed Controller and Corporate Secretary in 1997 and served as Chief Accounting Officer and Secretary from 2003 through 2005. Ms. Warden obtained a B.S. degree in Business Accounting from the University of Phoenix in 1999. Ms. Warden’s broad financial and accounting experience positions her well to serve as a director and to fill the important role of Audit Committee “financial expert.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of such reports furnished to our Company and representation that no other reports were required during the fiscal year ended March 31, 2016, we believe that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the Securities and Exchange Commission.

Stockholder Recommendations for Director Nominations

We have no nominating committee of the Board of Directors and no formal procedure for director nominations. Accordingly, there has been no change in the procedures by which security holders may recommend nominees to our board of directors since our last shareholders meeting in September 2015.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, currently consisting of Ms. Warden and Mr. Cocumelli, assists our Board of Directors in discharging its responsibilities to oversee the integrity of our financial statements, our compliance with legal and regulatory requirements and the independent auditor’s qualifications and independence. It reviews the audit and control functions of the Company, the Company’s accounting principles, policies and practices and financial reporting, the scope of the audit conducted by our Company’s auditors, the fees and all non-audit services of the independent auditors and the independent auditors’ opinion and letter of comment to management and management’s response thereto. The Audit Committee is governed by a written charter adopted in 2000 and updated in 2013. The Audit Committee held four meetings during the fiscal year ended March 31, 2016.

Our Board of Directors has determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including our Company’s balance sheet, income statement and cash flow statement. Our Board of Directors has also determined that Ms. Warden qualifies as an “audit committee financial expert,” as defined in applicable Securities Exchange Commission rules. The Board has determined that the Ms. Warden and Mr. Cocumelli meet the audit committee member independence requirements applicable Securities Exchange Commission rules for exchange listed companies (see Item 13 – Director Independence).

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

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Option Awards (2)	All Other Compensation	Total
Alfred H. Falk, President and	2016	$198,595	$-0-	$18,312	$-0-	$216,907
Chief Executive Officer (PEO)	2015	$186,566	$-0-	$26,779	$-0-	$213,345

MarDee Haring-Layton	2016	$105,785	$-0-	$5,376	$-0-	$111,161
Chief Financial Officer (PFO)	2015	$99,492	$-0-	$2,677	$-0-	$102,169

(1)	Represents actual cash compensation.
(2)	The value listed in the above table represents the fair value of the options granted during the year and valued under ASC 718. Fair value is calculated as of the grant date using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards made on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. Our assumptions in determining fair value are described in our audited consolidated financial statements for the year ended March 31, 2016, included herein.

In September 2012 the Company adopted a defined contribution plan (401(k)) covering executive officers and employees. Refer to Note 10 in our consolidated financial statements. We do not have any annuity, pension or deferred compensation plan or other arrangements for our executive officers or any employees. No named executive officer received any form of non-cash compensation from us in the fiscal year ended March 31, 2016, or currently receives any such compensation. No named executive officer received a restricted stock award, a stock appreciation right or a long-term incentive plan payout in the fiscal year ended March 31, 2016.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Alfred H. Falk	500,000	–		–	$0.055	3/25/2018
	300,000	100,000	(1)	–	$0.110	3/30/2019

MarDee Haring-Layton	410,000	–		–	$0.055	3/25/2018
	30,000	10,000	(1)	–	$0.110	3/30/2019

(1)	These options vest 25% every six months after grant.

Option Exercises and Stock Vested Table

There were no options exercised by the Named Executive Officers during fiscal 2016. There are no pension benefits for any Named Executive Officer.

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

The following table sets forth the compensation paid to our non-employee directors in 2016.

Name	Fee Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Allen Cocumelli	$500	$15,851	–	$16,351
Renee Warden	$500	$12,504	–	$13,004
Eric M. Polis	$500	$7,090	–	$7,590

Compensation Committee Interlocks and Insider Participation

The Compensation Committee, currently comprised of two non-employee Board members, Allen Cocumelli and Eric M. Polis (appointed as Secretary on December 20, 2010 an uncompensated non-employee officer position), assists our Board of Directors in discharging its responsibilities in respect of compensation of our executive officers and directors. It reviews and recommends to the Board the salaries, bonuses and perquisites of our Company’s executive officers. The Compensation Committee also reviews and recommends to the Board any new compensation or retirement plans and administers such plans. No executive officer of our Company serves as a member of the Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Company’s Board of Directors or Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended March 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Common Stock

The following security ownership information is set forth, as of June 1, 2016, with respect to (i) each stockholder known by us to be beneficial owners of more than 5% of our outstanding Common Stock, (ii) each of the current directors and nominees for election as directors, (iii) each of the named executive officers reflected in the Summary Compensation Table below and (iv) all current directors, nominees and executive officers as a group (five persons). Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Other than as set forth below, we are not aware of any other stockholder who may be deemed to be a beneficial owner of more than 5% of our Company’s Common Stock.

Name and Address	Amount and Nature of	Percent	Title
of Beneficial Owner	Beneficial Ownership(1)	of Class	of Class
Alfred H. Falk	1,793,850 (1)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127
Allen Cocumelli	551,000 (2)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127
Renee Warden	475,000 (3)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127
Eric M. Polis	3,474,337 (4)	1.2%	Common
980 American Pacific Drive, #111
Henderson, NV 89014
MarDee Haring-Layton	440,000 (3)	*	Common
16870 West Bernardo Drive, Suite 120
San Diego, CA 92127
All officers, directors and nominees
as a group (5 persons)	6,734,187 (5)%		Common

(1)	Includes 550 shares held by son to which Mr. Falk disclaims beneficial ownership. Includes options exercisable to purchase 800,000 shares.
(2)	Includes options exercisable to purchase 550,000 shares.
(3)	Consists of options exercisable.
(4)	Includes options exercisable to purchase 587,500 shares. Also includes (i) 1,888,601 shares of common stock held a Family Trust of which Mr. Polis is Trustee, (ii) 893,236 shares of common stock held by the Polis Family LLC of which Mr. Polis is a managing member, (iii) 25,000 shares of common stock held in a personal IRA, and (iv) 80,000 shares of common stock held as custodian for minor children. Mr. Polis disclaims beneficial ownership of the shares held as custodian for the minor children.
(5)	Includes options exercisable to purchase 2,852,500 shares.

____________________

* Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On occasion we engage in certain related party transactions. Related parties include directors and executive officers and their immediate family members and certain security holders and their immediate family members. For purposes of this disclosure related party security holders include any beneficial owner of more than five percent of either our common or preferred shares. The following are related party transactions with respect to the two fiscal years ended March 31, 2016.

On March 30, 2015, director Allen Cocumelli was granted options to acquire 400,000 shares of common stock, director Renee Warden was granted options to acquire 300,000 shares of common stock, and director Eric Polis was granted options to acquire 50,000 shares of common stock, exerciseable at $0.11 per share until March 30, 2019 and vesting 25% at grant and 25% each six months and subject to other standard option plan conditions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table describes fees for professional audit services rendered by SingerLewak LLP, our principal accountant, for the audit of our annual financial statements for the years ended March 31, 2016 and March 31, 2015 and fees billed for other services rendered by SingerLewak LLP during those periods. These amounts include fees paid to SingerLewak LLP.

Type of Fee	2016	2015
Audit Fees (1)	$94,400	$93,500
Audit Related Fees (2)	$5,677	$6,431
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total	$100,077	$99,931

1.	Audit Fees include the aggregate fees paid by us during the fiscal year indicated for professional services rendered by SingerLewak LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q.
2.	Audit Related Fees include the aggregate fees paid by us during the fiscal year indicated for assurance and related services by SingerLewak LLP that are reasonably related to the performance of the audit or review of our financial statements and not included in Audit Fees.
3.	Tax Fees include the aggregate fees paid by us during the fiscal year for professional services for tax compliance, tax advice and tax planning. No such fees were billed by SingerLewak LLP for the respective periods.
4.	All Other Fees include the aggregate fees paid by us during the fiscal year indicated for products and services other than the services reported above. No such fees were billed by SingerLewak LLP for the respective periods.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditor. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. The Audit Committee has considered the role of SingerLewak LLP in providing services to us for the fiscal year ended March 31, 2016 and has concluded that such services are compatible with their independence as our Company’s auditors. The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services provided by SingerLewak LLP in fiscal year 2017.

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

Exhibit Number	Sequential Description

2.1	Plan of Reorganization and Agreement of Merger, dated July 1996 and filed as Exhibit A to the Company’s July 3, 1996 Proxy Statement.

3.1	Certificate of Incorporation of Norris Communications, Inc. (as amended through May 28, 1996) and filed as Exhibit B to the Company’s July 3, 1996 Proxy Statement.

3.1.1	Certificate of Amendment of Certificate of Incorporation of Norris Communications, Inc. filed with the State of Delaware on January 14, 1998 and filed as Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997.

3.1.2	Certificate of Amendment of Certificate of Incorporation of Norris Communications Inc. filed with the State of Delaware on January 13, 1999 and filed as Exhibit 3.1.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998.

3.1.3	Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on September 18, 2008 and filed as Exhibit 3.1.3 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.1.4	Certificate of Amendment of Certificate of Incorporation of e.Digital Corporation filed with the State of Delaware on August 11, 2005 and filed as Exhibit 3.1.4 to the Company’s Current Report on Form 8-K dated September 18, 2008.

3.2	Bylaws of the Company, filed as Exhibit C to the Company’s July 3, 1996 Proxy Statement.

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Redeemable Convertible Preferred Stock filed with the State of Delaware on September 19, 1997 and filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated October 3, 1997.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Redeemable Convertible Preferred Stock filed with the State of Delaware on June 24, 1999, and filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB dated March 31, 1999.

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Redeemable Convertible Preferred Stock filed with the State of Delaware on October 4, 2000 and filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-3 dated November 3, 2000.

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series D preferred stock filed with the State of Delaware on December 23, 2002 and filed as Exhibit 3.6 to the Company’s Current Report on Form 8-K dated December 30, 2002.

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series E preferred stock filed with the State of Delaware on November 19, 2003 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 21, 2003.

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series EE preferred stock filed with the State of Delaware on November 19, 2004 and filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated November 19, 2004.

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series AA preferred stock filed with the State of Delaware on June 26, 2008 and filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated July 1, 2008.

4.1	Form of Stock Purchase Warrant (Series EE Warrants) exercisable until November 2006 issued to seventeen accredited investors for an aggregate of 4,070,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.55 to the Company’s Current Report on Form 8-K dated November 19, 2004.

4.2	Form of 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of June 30, 2005 entered into with certain accredited investors in a maximum aggregate amount of $1,000,000 and filed as Exhibit 4.50 to the Company’s 2004 Form 10-K.

4.2.1	Form of First Amendment to 12% Subordinated Promissory Note dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.51.1 to Form 8-K dated July 13, 2005.

4.2.2	Form of Second Amendment to 12% Subordinated Promissory Note dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Payee) filed as Exhibit 4.50.2 to Form 8-K dated November 8, 2005.

4.2.3	Form of Amendment to 12% Subordinated Promissory Note and Warrant Purchase Agreement dated as of October 25, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Purchaser) filed as Exhibit 4.50.1 to Form 8-K dated November 8, 2005.

4.3	Form of Stock Purchase Warrant exercisable until June 30, 2007 issued to certain accredited investors for up to an aggregate of 2,000,000 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

4.3.1	Form of First Amendment to Stock Purchase Warrant dated as of June 30, 2005 between the company and certain accredited investors (individual amendments differ only as to name of Holder) filed as Exhibit 4.51.2 to Form 8-K dated July 13, 2005.

4.4	Form of Restricted Common Stock Purchase Agreement, dated February 24, 2006 between the Company and certain accredited investors for purchase of 18,750,000 common shares (individual agreements differ only as to number of shares) and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.5	Form of Series “A” Warrant exercisable until February 28, 2009, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 27, 2006

4.6	Form of Series “B” Warrant exercisable until six months after the effectiveness of this Registration Statement or July 31, 2008 whichever is earlier, issued February 24, 2006 to certain accredited investors for up to an aggregate of 4,687,500 common shares (individual warrants differ only as to holder and number of shares) and filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 27, 2006.

4.7	Form of New Warrant issued to 29 investors in August and September 2006 for an aggregate of 2,331,572 common shares exercisable at $0.15 per share through August 31, 2009 filed as Exhibit 4.53 to Form 8-K dated August 28, 2006

4.8	Exchange Agreement between the Company and Davric Corporation dated December 1, 2006 filed as Exhibit 99.1 to Form 8-K dated December 12, 2006.

4.8.1	7.5% Convertible Subordinated Term Note issued by the Company to Davric Corporation dated December 1, 2006 filed as Exhibit 99.2 to Form 8-K dated December 12, 2006.

4.9	Common Stock Purchase Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.1 to Form 8-K dated January 8, 2007.

4.10	Registration Rights Agreement, dated as of January 2, 2007, by and between e.Digital Corporation and Fusion Capital Fund II, LLC filed as Exhibit 10.2 to Form 8-K dated January 8, 2007.

4.11	Form of Convertible Preferred Stock Purchase Agreement between the Company and 12 investors for an aggregate of 75,000 Series AA Preferred Shares and Warrants (individual agreements differ only as to number of shares) dated June 27, 2008 filed as Exhibit 99.2 to Form 8-K dated July 1, 2008.

4.12	Form of Stock Purchase Warrant between the Company and 12 investors for an aggregate of 7,500,000 common shares (individual warrants differ only as to holder and number of shares) dated June 27, 2008 filed as Exhibit 99.3 to Form 8-K dated July 1, 2008.

10.1	Lease Agreement between the Company and LBA Industrial Fund – Holding Co. II, Inc. and Innsbruck Holdings, L.P. dated March 3, 2006 and filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

10.1.2	Second Amendment to Lease Agreement executed on May 31, 2011 between the Company and LBA/Met Partners II – COMPANY II, LLC.

10.2	Agreement for Legal Services and Contingent Fee Arrangement dated March 23, 2007 between the Company and Duane Morris LLP filed as Exhibit 99.1 to Form 8-K dated March 28, 2007. (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.)

10.3	+2005 Equity-Based Compensation Plan, filed as Exhibit B to the to the Company's July 12, 2005 Definitive Proxy Statement.

10.3.1	+Form of Incentive Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.3.2	+Form of Nonstatutory Stock Option Agreement under the 2005 Equity-Based Compensation Plan and filed previously as Exhibit 10.6.2 to the Company’s Annual Report on Form 10-K dated March 31, 2007.

10.6	Joint Statement in Response to June 28, 2011 Order Regarding Claim Construction as filed with the United States District Court for the District of Colorado on July 28, 2011 and filed previously as Exhibit 99.1 to Form 8-K dated July 28, 2011.

10.7	Lease Agreement between the Company and BOI-Rancho Bernardo Bluffs Trust executed on January 20, 2012 filed previously as Exhibit 99.1 to Form 8-K dated January 20, 2012.

10.8	Termination of Agreement dated September 11, 2012, between the Company and Duane Morris LLP filed previously as Exhibit 99.2 to Form 8-K dated September 17, 2012.

10.9	Agreement for Legal Services and Contingent Fee Arrangement dated September 14, 2012 between the Company and Handal and Associates filed previously as Exhibit 99.1 to Form 8-K dated September 17, 2012.

10.10	Addendum to agreement for Legal Services and Contingent Fee Arrangement dated April 1, 2014 between the Company and Handal and Associates filed previously as Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated March 31, 2015.

21.1	Subsidiary of e.Digital Corporation. Incorporated by reference to Exhibit 21.1 on Form 10-K for the year ended March 31, 2009, dated June 16, 2009.

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm.*

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton, Chief Financial Officer.*

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, Principal Executive Officer and MarDee Haring-Layton, Chief Financial Officer.*

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: June 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ALFRED H. FALK	President and Chief Executive Officer	June 23, 2016
Alfred H. Falk	(Principal Executive Officer)

/s/ ALLEN COCUMELLI	Chairman of the Board and Director	June 23, 2016
Allen Cocumelli

/s/ MARDEE HARING-LAYTON	Chief Financial Officer	June 23, 2016
MarDee Haring-Layton	(Principal Accounting Officer)

/s/ ERIC M. POLIS	Secretary and Director	June 23, 2016
Eric M. Polis

/s/ RENEE WARDEN	Director	June 23, 2016
Renee Warden

INDEX TO FINANCIAL STATEMENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2016 AND 2015	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2016 AND 2015	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED MARCH 31, 2016 AND 2015	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2016 AND 2015	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

e.Digital Corporation and Subsidiary

San Diego, California

We have audited the accompanying consolidated balance sheets of e.Digital Corporation and subsidiary (collectively, the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a substantial accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SingerLewak LLP

Los Angeles, California

June 23, 2016

e.Digital Corporation and subsidiary

CONSOLIDATED BALANCE SHEETS

[See Note 1 - Nature of Operations and Basis of Presentation]

	As of March 31
	2016	2015
	$	$
ASSETS
Current
Cash and cash equivalents	701,481	1,952,981
Accounts receivable	–	11,218
Inventory - net	–	–
Deposits and prepaid expenses	31,189	42,538
Total current assets	732,670	2,006,737
Property, equipment and intangibles, net of accumulated depreciation and amortization of $128,950 and $166,529, respectively	26,772	7,215
Total assets	759,442	2,013,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	120,744	140,293
Accrued and other liabilities	109,072	156,759
Total current liabilities	229,816	297,052

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized none issued or outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,678,330 and 293,378,330 issued and outstanding, respectively.	293,678	293,378
Additional paid-in capital	83,018,638	82,931,048
Accumulated deficit	(82,782,690)	(81,507,526)
Total stockholders' equity	529,626	1,716,900

Total liabilities and stockholders' equity	759,442	2,013,952

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2016	2015
	$	$
Revenues:
Products and services	16,031	156,269
Patent licensing	693,500	2,079,534
	709,531	2,235,803

Operating costs and expenses:
Cost of revenues:
Products and services	8,256	242,027
Patent licensing and litigation costs	450,000	455,274
Contingent legal fees and expenses	299,731	700,352
Selling and administrative	859,640	929,128
Research and development expenditures	367,068	366,637
Total operating costs and expenses	1,984,695	2,693,418

Operating loss before other income and provision for income taxes	(1,275,164)	(457,615)
Other income:
Interest and other income	–	52,574
Other income	–	52,574

Loss before provision for income taxes	(1,275,164)	(405,041)
Income tax benefit	–	169,888
Net loss for the period	(1,275,164)	(235,153)
Loss per common share - basic	(0.00)	(0.00)
Loss per common share - diluted	(0.00)	(0.00)

Weighted average common shares outstanding
Basic	293,592,811	293,338,604
Diluted	293,592,811	293,338,604

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

[See Note 1 – Nature of Operations and Basis of Presentation]

	Preferred			Additional		Total
	stock	Common stock		paid-in	Accumulated	stockholders'
	Amount	Shares	Amount	capital	deficit	equity
	$		$	$	$	$
Balance, March 31, 2014	–	293,328,330	293,328	82,842,499	(81,272,373)	1,863,454
Stock-based compensation	–	–	–	87,499	–	87,499
Shares issued on exercise of stock options		50,000	50	1,050	–	1,100
Loss and comprehensive loss	–	–	–	–	(235,153)	(235,153)
Balance, March 31, 2015	–	293,378,330	293,378	82,931,048	(81,507,526)	1,716,900
Stock-based compensation	–	–	–	81,290	–	81,290
Shares issued on exercise of stock options		300,000	300	6,300	–	6,600
Loss and comprehensive loss	–	–	–	–	(1,275,164)	(1,275,164)
Balance, March 31, 2016	–	293,678,330	293,678	83,018,638	(82,782,690)	529,626

See accompanying notes to consolidated financial statements

e.Digital Corporation and subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

[See Note 1 - Nature of Operations and Basis of Presentation]

	For the year ended
	March 31
	2016	2015
	$	$
OPERATING ACTIVITIES
Loss for the period	(1,275,164)	(235,153)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,600	6,844
Inventory market and reserve adjustment	–	50,278
Stock-based compensation	81,290	87,499
Changes in assets and liabilities:
Accounts receivable	11,218	227,405
Inventory	–	3,641
Deposits and prepaid expenses	11,349	22,726
Accounts payable, trade	(19,549)	74,588
Accrued and other liabilities	(47,687)	(73,810)
Cash provided by (used in) operating activities	(1,232,943)	164,018

INVESTING ACTIVITIES
Purchase of equipment and intangibles	(25,157)	–
Cash used in investing activities	(25,157)	–

FINANCING ACTIVITIES
Proceeds from exercise of stock options	6,600	1,100
Cash provided by financing activities	6,600	1,100

Net increase (decrease) in cash and cash equivalents	(1,251,500)	165,118
Cash and cash equivalents, beginning of period	1,952,981	1,787,863
Cash and cash equivalents, end of period	701,481	1,952,981

See accompanying notes to consolidated financial statements

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

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

The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $82,782,690 at March 31, 2016. Other than cash on hand, the Company has no other sources of financing currently available as of March 31, 2016. The Company may incur additional losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability, its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.

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

Segment Information

Through September 30, 2015, the Company had two operating segments: (1) patent licensing and enforcement (2) products and services. Patent licensing and enforcement revenue consists of intellectual property revenues from the Company’s patent portfolio. Products and services revenue consisted of the sale of eVU products and accessories to customers, warranty and technical support services and content integration fees and related services. The Company ceased providing eVU services at September 30, 2015, effectively ending this segment’s operations. Segment information and related disclosures about the Company’s products, services, geographical areas and major customers is contained in Note 9.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

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

The Company’s financial assets measured at fair value on a recurring basis at March 31, 2016 are as follows:

	Fair Value Measurement as of March 31, 2016
	Total	Level 1	Level 2	Level 3
Description	$	$	$	$
Cash and cash equivalents (1)	701,481	701,481	–	–

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

Loss per Share

Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period increased to include the number of any additional shares of common stock that would have been outstanding if any potentially dilutive securities had been issued. Potentially dilutive securities consist of stock options.

At March 31, 2016 and 2015, stock options exercisable into 4,500,000 and 5,948,578 shares of common stock were outstanding, respectively. These securities were not included in the computation of diluted loss per share because they are antidilutive, but they could potentially dilute earnings (loss) per share in future years.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at March 31, 2016 was approximately $451,481. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

Guarantees and Indemnifications

The Company enters into standard indemnification agreements in the ordinary course of business. Some of the Company’s services agreements include a limited indemnification provision for claims from third parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with ASC 450, Contingencies. The indemnification is generally limited to the amount paid by the customer. To date, there have been no claims under such indemnification provisions.

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

March 31, 2016

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

Inventory

Inventory is recorded at the lower of cost and net realizable value. The cost of substantially all Company inventory is determined by the weighted average cost method. Carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected benefit is less than carrying value. The Company’s policy is to reserve for inventory that is obsolete or determined to be slow-moving and classifies any slow moving portion of inventory as a long-term asset. The Company ended eVU operations as of September 30, 2015 and as of March 31, 2016 all inventories had been disposed.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

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

Warranty Liability

In connection with its now terminated eVu business, the Company warranted its products to be free from defects in materials and workmanship for a period ranging up to one year from the date of purchase, depending on the product. The warranty is generally a limited warranty, and in some instances imposes certain shipping costs on the customer.

The Company’s policy was to establish a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. The Company had no warranty obligations at March 31, 2016 and 2015.

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. As of March 31, 2016, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2011 through 2015 remain open under the statute of limitations to examination by the major tax jurisdictions to which the Company is subject. However, due to net operating loss carryforwards (“NOL”) from prior periods, the Internal Revenue Service (IRS) could potentially review the losses related to NOL-generating years back to 1995.

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

The Company recorded $81,290 and $87,499 of stock-based compensation expense for the years ended March 31, 2016 and 2015, respectively. The amounts of stock-based compensation expense are classified in the consolidated statements of operations as follows:

Year Ended March 31,	2016	2015
	$	$
Research and development	16,052	15,784
Selling and administrative	65,238	71,715
Total stock-based compensation expense	81,290	87,499

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

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. For the years ended March 31, 2016 and 2015, there were no differences between comprehensive loss and net loss for the respective years.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The new standard applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The amendment was effective for annual reporting periods beginning after December 15, 2014 and interim periods within those annual periods. The Company adopted this guidance effective April 1, 2015 and, as a result, determined that the discontinuation of eVU entertainment services was not a major strategic shift and did not have a significant impact on the Company's consolidated financial statements.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance was effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company plans to adopt ASU 2014-12 effective April 1, 2016 and it is not expected to have any impact on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This new guidance requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 is effective for fiscal periods beginning after December 15, 2016 and may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the impact that ASU 2015-17 will have on its consolidated financial statements.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

In February 2016, the FASB issued ASU 2016-02, "Leases", which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance will require lessees to recognize a right of use asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

Other Accounting Standards Updates not effective until after March 31, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

3. INVENTORIES

Inventories consist of the following:

March 31,	2016	2015
	$	$
Raw materials	–	37,559
Work in process	–	12,842
Finished goods	–	29,512
	–	79,913
Reserve for obsolescence	–	(79,913)
	–	–

The foregoing is net of an aggregate lower-of-cost-or-market inventory adjustment of $0 and $70,858 at March 31, 2016 and 2015, respectively. The Company has ceased offering eVU products and accordingly disposed of all remaining inventory by March 31, 2016.

4. PROPERTY, EQUIPMENT AND INTANGIBLES

Property and equipment consisted of the following:

Year Ended March 31,	2016	2015
	$	$
Computer hardware and software	41,493	45,402
Furniture and equipment	30,689	34,659
Machinery and equipment	15,661	49,554
Tooling	19,720	19,720
	107,563	149,335
Accumulated depreciation and amortization	(103,073)	(142,120)
	4,490	7,215

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

Intangible assets consisted of the following:

Year Ended March 31,	2016	2015
	$	$
Website development costs	23,750	–
	23,750	–
Accumulated amortization	(1,468)	–
	22,282	–

5. ACCRUED AND OTHER LIABILITIES

Accrued liabilities consisted of the following:

March 31,	2016	2015
	$	$
Payroll and related	49,872	74,253
Contract accrual	–	7,283
Accrued professional fees	41,228	47,005
Deferred rent	17,972	28,218
	109,072	156,759

6. INCOME TAXES

Details of the income tax provision (benefit) for the years ended March 31, 2016 and 2015 are as follows:

Year ended March 31,	2016	2015
	$	$
Current tax expense (benefit)	–	(169,888)
Deferred tax expense (benefit)	(428,000)	72,000
Change in valuation allowance	428,000	(72,000)
Income tax provision (benefit)	–	(169,888)

Details of tax benefit are as follows:

Year ended March 31,	2016	2015
	$	$
Current tax expense (benefit):
Federal expense (benefit)	–	–
State expense (benefit)	–	–
Foreign expense (benefit)	–	(169,888)
	–	(169,888)

For the year ended March 31, 2015, the Company recorded a tax benefit of $169,888 consisting of prior year foreign tax recoveries of $206,250 less foreign taxes paid of $36,362.

The Company has U.S. federal NOL carryforwards available at March 31, 2016 of approximately $25,500,000 (2015 - $24,000,000) that will begin to expire in 2021. The Company has state net operating loss carryforwards of $9,930,000 (2015 - $11,200,000) that began to expire in 2015. The difference between federal and state net operating loss carryforwards is due to certain percentage limitations of California loss carryforwards and to expired California carryforwards. Certain foreign taxes paid create a foreign tax credit carryover that will be available to offset federal tax expense in future years, subject to certain limitations. The foreign tax credit carryover expires beginning in 2021.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

Utilization of the NOL and any R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code (“IRC”) of 1986 and similar state provisions, due to changes in ownership of the Company that have occurred previously or that could occur in the future. Since the date of currently available NOLs from fiscal 1996, the Company has raised capital through the issuance of capital stock using multiple types of securities on multiple occasions which, the Company believes, caused multiple ownership changes as defined by Section 382. The Company performed a 382 analysis to assess whether ownership changes occurred which would limit the Company’s utilization of its NOLs and any R&D credits carryforwards. Based on this analysis, the Company determined that no ownership changes have occurred since March 31, 2000. Accordingly, NOL carryforwards generated during the 2001 through 2016 fiscal years, are generally not subject to Section 382 limitations and the Company will be able to utilize such NOLs and any R&D carryforwards provided it generates sufficient future earnings. Future ownership changes may limit the Company’s ability to fully utilize these tax benefits. Accordingly, the Company has recorded the deferred tax assets associated with such federal NOLs, related state NOLs, and R&D tax credits along with a corresponding valuation allowance.

During the year ended March 31, 2010 the Company completed a study of prior year R&D credits and updated its related unrecognized tax benefits. Due to the existence of the valuation allowance, this change and future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

Significant components of the Company’s deferred tax assets as of March 31, 2016 and 2015 are shown below. A valuation allowance of $10,957,000 and $10,529,000 was established at March 31, 2016 and 2015 respectively, to offset the net deferred tax assets as realization is uncertain. When and if the Company can sustain consistent profitability and management determines that it is more likely than not that the Company will be able to utilize the deferred tax assets prior to their expiration, the valuation allowance may be reduced or eliminated.

March 31,	2016	2015
	$	$
Deferred tax assets:
Net operating loss carryforwards	9,395,000	8,955,000
Foreign tax credit	133,000	133,000
Research tax credit	1,751,000	1,722,000
Stock-based compensation	67,000	49,000
Accruals and other	37,000	127,000
	11,383,000	10,986,000

Deferred tax liabilities:
Depreciation and amortization	–	(27,000)
State taxes	(426,000)	(430,000)
	(426,000)	(457,000)
Deferred tax assets	10,957,000	10,529,000
Valuation allowance for deferred tax assets	(10,957,000)	(10,529,000)
Net deferred taxes	–	–

Deferred tax assets do not include excess or windfall tax benefits from stock-based compensation of approximately $1,700 from prior years. Equity will be increased by $1,700 if and when such deferred tax assets are ultimately realized. The Company uses ASC 740 ordering when determining when excess tax benefits have been realized. There was no comparable tax benefits for March 31, 2016 or 2015.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

The difference between the provision for income taxes (benefit) and the amount computed by applying the U.S. federal income tax rate for the years ended March 31, 2016 and 2015 is as follows:

Year ended March 31,	2016	2015
	$	$
Income taxes (benefit) computed at federal statutory rate	(446,000)	(142,000)
Foreign taxes - net	–	(169,888)
Permanent book-tax differences	7,000	15,000
Foreign tax credit adjustment - net	–	170,000
State income tax expense (benefit), net of federal effect	(64,000)	(9,000)
True-ups and operating loss expirations, net	75,000	38,000
Change in valuation allowance	428,000	(72,000)
Income tax provision (benefit)	–	(169,888)

7. CAPITAL STOCK

Authorized Capital

The authorized capital of the Company consists of 350,000,000 common shares with a par value of $.001 per share and 5,000,000 preferred shares with a par value of $10.00 per share. The issued common stock of the Company consisted of 293,678,330 and 293,378,330 common shares as of March 31, 2016 and 2015, respectively. The Company had no shares of preferred stock outstanding at March 31, 2016 or 2015.

8. BENEFIT PLANS AND STOCK-BASED COMPENSATION

Stock Plan and Awards

The Company’s 2005 Equity-Based Compensation Plan expired on July 28, 2015. The plan covered a maximum of 10,000,000 common shares and allowed the Company to grant incentive options, nonstatutory options, stock appreciation rights or restricted stock awards to employees, directors or consultants.

At March 31, 2016 there were options outstanding on 4,500,000 common shares pursuant to the 2005 Plan with no options available for future grant under the 2005 Plan.

Stock-Based Compensation

The grant-date fair value of employee share options and similar instruments is estimated using a Black-Scholes option-pricing model. The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the year ended March 31, 2015. There were no options granted during the year ended March 31, 2016.

Year Ended March 31, 2015
Volatility	104%
Risk-free interest rate	0.98%
Forfeiture rate	0.0%
Dividend yield	0.0%
Expected life in years	3.2
Weighted-average fair value of options granted	$0.07

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

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

Since the Company has a net operating loss carryforward as of March 31, 2016, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the year ended March 31, 2016. Additionally, no incremental tax benefits were recognized from stock options exercised during the year ended March 31, 2016 or 2015 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of March 31, 2016 total estimated compensation cost of options granted but not yet vested was approximately $26,000 and is expected to be recognized over the weighted average period of 0.5 years.

Stock Option Summary Information

The following table summarizes stock option transactions:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding March 31, 2014	6,613,578	0.062
Fiscal 2015
Granted	2,090,000	0.110
Exercised	(50,000)	0.022
Canceled/expired	(2,705,000)	0.091
Outstanding March 31, 2015	5,948,578	0.067	242,506
Exercisable at March 31, 2015	3,766,078	0.051	211,080
Fiscal 2016
Granted	–	–
Exercised	(300,000)	0.022
Canceled/expired	(1,148,578)	0.027
Outstanding March 31, 2016	4,500,000	0.079	–
Exercisable at March 31, 2016	3,990,000	0.076	–

The following table summarizes the number of options exercisable at March 31, 2016 and the weighted average exercise prices and remaining contractual lives of the options.

Range of exercise prices	Number outstanding at March 31, 2016	Number exercisable at March 31, 2016	Weighted average exercise price	Weighted average remaining contractual life	Weighted average exercise price of options exercisable at March 31, 2016
$	#	#	$	Years	$
0.055	2,460,000	2,460,000	0.055	1.98	0.06
0.11	2,040,000	1,530,000	0.11	3.00	0.11

9. SEGMENT INFORMATION

Through September 30, 2015, the Company had two operating segments: (1) patent licensing and (2) products and services. Patent licensing consists of intellectual property revenues from the Company’s patent portfolio. Products and services consisted of sales of the Company’s eVU products and related services. The Company terminated providing eVU services at September 30, 2015.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

Reportable segment information for the years ended March 31, 2016 and 2015 is as follows

Year Ended March 31,	2016	2015
	$	$
SEGMENT REVENUES:
Products and services	16,031	156,269
Patent licensing	693,500	2,079,534
Total revenue	709,531	2,235,803

SEGMENT COST OF REVENUES:
Products and services	8,256	242,027
Patent licensing and litigation costs	450,000	455,274
Contingent legal fees and expenses	299,731	700,352
Total cost of revenues	757,987	1,397,653

RECONCILIATION:
Segment income (loss) before corporate costs	(48,456)	838,150
Other corporate operating costs	1,226,708	1,295,765
Operating loss before provision for income taxes	(1,275,164)	(457,615)

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

Year Ended March 31,	2016	2015
	$	$
United States	693,500	2,079,534
International	16,031	156,269
Total revenue	709,531	2,235,803

Revenues from three licensees (25%, 21% and 14%) accounted for more than 10% of revenues for the year ended March 31, 2016. Revenues from one licensee (16%) accounted for more than 10% of revenues for the year ended March 31, 2015. There were no accounts receivable at March 31, 2016. Accounts receivable from three parties comprised 46%, 35% and 19% of net accounts receivable at March 31, 2015.

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

As of September 30, 2015, the Company had settled or dismissed all complaints with respect to its Flash-R patent portfolio.

The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has six active complaints in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Southern District of California. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO) and often delays pending enforcement.

The Company entered into a license agreement and a royalty bearing settlement agreement with one defendant during the fourth quarter of fiscal 2016.

e.Digital Corporation

Notes to Consolidated Financial Statements

March 31, 2016

Commitment Related to Intellectual Property Legal Services

In September 2012 the Company engaged Handal and Associates (“Handal”) to provide IP legal services in connection with licensing and prosecuting claims of infringement of the Company’s patent portfolio. Pursuant to a partial contingent fee arrangement, the Company is paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. The Company has agreed to pay Handal a fee ranging from 33-40% of any license fee or settlement related to patent enforcement matters, less prior retainers and expenses. The Company may terminate the representation at any time but would be obligated to pay fees and advances.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,831 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at March 31, 2016 total $107,027. The Company recognizes rent expense by the straight-line method over the lease term. As of March 31, 2016, deferred rent totaled $17,972.

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of March 31, 2016, the Company made matching contributions totaling $9,957.

