Form 10-Q
period 2016-06-30
E DIGITAL CORP
filed 2016-08-11
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016 a total of 293,678,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2016 and March 31, 2016	3

Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015	4

Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015	5

Notes to Interim Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	297,872	701,481
Accounts receivable, net	591,250	–
Deposits and prepaid expenses	39,625	31,189
Total current assets	928,747	732,670
Property, equipment and intangibles, net of accumulated depreciation and amortization of $107,692 and $128,950, respectively	25,028	26,772
Total assets	953,775	759,442
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	369,463	120,744
Accrued and other liabilities	86,737	109,072
Total current liabilities	456,200	229,816

Commitments and Contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued or outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,678,330 issued and outstanding each period	293,678	293,678
Additional paid-in capital	83,031,808	83,018,638
Accumulated deficit	(82,827,911)	(82,782,690)
Total stockholders' equity	497,575	529,626

Total liabilities and stockholders' equity	953,775	759,442

See notes to interim condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	June 30,
	2016	2015
	$	$
Revenues:
Products and services	–	5,126
Patent licensing	593,366	540,000
	593,366	545,126

Operating costs and expenses:
Cost of revenues:
Products and services	–	3,948
Patent licensing and litigation costs	112,500	112,500
Contingent legal fees and expenses	219,957	230,322
Contingent royalties	15,025	–
Selling and administrative	192,350	221,025
Research and related expenditures	98,755	97,606
Total operating costs and expenses	638,587	665,401

Loss before provision for income taxes	(45,221)	(120,275)
Income tax benefit (expense)	–	–
Net loss for the period	(45,221)	(120,275)
Loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding
Basic	293,678,330	293,392,066
Diluted	293,678,330	293,392,066

See notes to interim condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	June 30,
	2016	2015
	$	$
OPERATING ACTIVITIES
Net loss for period	(45,221)	(120,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,151	965
Provision for doubtful accounts	–	2,204
Stock-based compensation	13,170	31,009
Changes in assets and liabilities:
Accounts receivable	(591,250)	(62,916)
Deposits and prepaid expenses	(8,436)	2,304
Accounts payable, trade	248,719	(11,822)
Accrued and other liabilities	(22,335)	(58,136)
Cash used in operating activities	(402,202)	(216,667)

INVESTING ACTIVITIES
Purchase of equipment	(1,407)	–
Cash used in investing activities	(1,407)	–
FINANCING ACTIVITIES
Proceeds from exercise of stock options	–	1,100
Cash provided by financing activities	–	1,100

Net decrease in cash and cash equivalents	(403,609)	(215,567)
Cash and cash equivalents, beginning of period	701,481	1,952,981
Cash and cash equivalents, end of period	297,872	1,737,414

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

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at June 30, 2016, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2016 filed on Form 10-K.

Going Concern/ Liquidity

The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $82,827,911 at June 30, 2016. Other than cash on hand, the Company has no other sources of financing currently available as of June 30, 2016. The Company may incur additional losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability, its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

The Company has not identified any trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in a material increase or decrease in liquidity. The termination of eVU operations in the second quarter of fiscal 2016 and the loss of eVU revenues did not have a material impact on liquidity, results of operations or financial condition of the Company.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The guidance was effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted this guidance effective April 1, 2016, has no performance target awards and, accordingly adoption had no impact on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Extraordinary and Unusual Items,” eliminating the concept of extraordinary items for presentation on the face of the income statement. Under the new standard, a material event or transaction that is unusual in nature, infrequent or both shall be reported as a separate component of income from continuing operations. Alternatively, it may be disclosed in the notes to financial statements. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2015. The Company adopted this guidance effective April 1, 2016 and adoption had no impact on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This new guidance requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. ASU 2015-17 is effective for fiscal periods beginning after December 15, 2016 and may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the impact that ASU 2015-17 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which changes the accounting for leases and requires expanded disclosures about leasing activities. This new guidance will require lessees to recognize a right of use asset and a lease liability at the commencement date for all leases with terms greater than twelve months. Accounting by lessors is largely unchanged. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018 and must be adopted using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation, which amends ASC Topic 718, Compensation — Stock Compensation. The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the potential impact that ASU 2016-09 may have on the Company’s financial position or results of operations.

Other Accounting Standards Updates not effective until after June 30, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

3. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities consist of stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. At June 30, 2016 and 2015, stock options exercisable into 4,500,000 and 5,948,578 shares of common stock were outstanding, respectively. These securities were not included in the computation of diluted loss per share because they had no effect or were antidilutive, but they could potentially dilute earnings per share in future periods. There was no difference in basic and diluted loss per share or basic and diluted weighted average shares outstanding for the periods presented.

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

	Three Months Ended
	June 30,
	2016	2015
	$	$
Research and development	2,782	5,329
Selling and administrative	10,388	25,680
Total stock-based compensation expense	13,170	31,009

No stock options were granted during the three-month periods ended June 30, 2016 and 2015.

As of June 30, 2016 total estimated compensation cost of stock options granted but not yet vested was approximately $13,000 and is expected to be recognized over the weighted average period of 0.25 years.

See Note 5 for further information on outstanding stock options.

5. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the three-month period ended June 30, 2016:

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity
		$	$	$	$
Balance, April 1, 2016	293,678,330	293,678	83,018,638	(82,782,690)	529,626
Stock-based compensation	–	–	13,170	–	13,170
Shares issued on exercise of stock options	–	–	–	–	–
Loss for the period	–	–	–	(45,221)	(45,221)
Balance, June 30, 2016	293,678,330	293,678	83,031,808	(82,827,911)	497,575

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	intrinsic value
	#	$	$
Outstanding April 1, 2016	4,500,000	0.0799
Granted	–	–
Exercised	–	–
Canceled/expired	–	–
Outstanding June 30, 2016	4,500,000	0.0799	–
Exercisable at June 30, 2016	3,990,000	0.0761	–

(1)	Options outstanding are exercisable at prices ranging from $0.055 to $0.11 and expire over the period from 2018 to 2019 with an average life of 2.19 years.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on June 30, 2016 of $0.0429 and excludes the impact of options that were not in-the-money.

Since the Company has a net operating loss carryforward as of June 30, 2016, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the quarter ended June 30, 2016.

6. FAIR VALUE MEASUREMENTS

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

7. SEGMENT INFORMATION

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

Reportable segment information for the three months ended June 30, 2016 and 2015 is as follows:

	For the three months ended
	June 30,
	(Unaudited)
	2016	2015
	$	$
SEGMENT REVENUES:
Products and services	–	5,126
Patent licensing	593,366	540,000
Total revenue	593,366	545,126

SEGMENT COST OF REVENUES:
Products and services	–	3,948
Patent licensing and litigation costs	112,500	112,500
Contingent legal fees and expenses	219,957	230,322
Contingent royalties	15,025	–
Total cost of revenues	347,482	346,770

RECONCILIATION:
Segment income before corporate costs	245,884	198,356
Other corporate operating costs	291,105	318,631
Loss before provision for income taxes	(45,221)	(120,275)

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

	For the three months ended
	June 30,
	2016	2015
	$	$
United States	593,366	540,000
International	–	5,126
Total revenue	593,366	545,126

Revenues from two licensees comprised 84% and 15% of revenue for the three months ended June 30, 2016, with no other licensee or customer accounting for more than 10% of revenues. Revenues from three licensees comprised 32%, 28% and 18% of revenue for the three months ended June 30, 2015, with no other customer accounting for more than 10% of revenues. Accounts receivable from two licensees comprised 85% and 15% of net accounts receivable at June 30, 2016. Accounts receivable from two licensees comprised 47% and 47% of net accounts receivable at June 30, 2015.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

As of September 30, 2015, the Company had settled or dismissed all complaints with respect to its Flash-R patent portfolio.

The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has three active complaints in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Southern District of California. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. An IPR is a procedure for challenging the validity of a United States patent before the United States Patent and Trademark Office (USPTO) and often delays pending enforcement. In July 2016 the USPTO granted a joint motion to dismiss the IPR.

The Company entered into two new Nunchi license agreements covering three defendants during the first quarter of fiscal 2017. Additionally, the Company received payment related to one royalty-based agreement executed in the prior fiscal year.

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

Commitment Related to Intellectual Property Royalties

The Company is obligated for inventor royalties of 4% of net Nunchi license revenues for the term of related patents, currently 2030.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $6,831 excluding utilities and costs. The aggregate payments adjust annually with maximum payments totaling $7,157 in the forty-ninth through sixty-second months. Future lease commitments at June 30, 2016 total $85,879. The Company recognizes rent expense by the straight-line method over the lease term. As of June 30, 2016, deferred rent totaled $14,638.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at June 30, 2016 was approximately $70,886. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the applicable safe harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. As of June 30, 2016, the Company made matching contributions totaling $2,435.

9. INCOME TAXES

There is no provision for income taxes for the three months ended June 30, 2016 and 2015 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At June 30, 2016 and 2015, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At June 30, 2016, the Company has no liabilities for uncertain tax positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2016.

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

Licensing and Patent Enforcement Activities

We commenced legal enforcement actions in 2007 related to our Flash-R flash memory patent portfolio, now expired. We successfully obtained license terms from 83 companies and related distributors through September 30, 2015. We believe our success created both awareness and recognition of our intellectual property among household named companies and their counsel. Since September 2012, the law firm of Handal and Associates has been handling our patent enforcement matters on a partial contingent fee basis.

Our current licensing and enforcement activity consists of the following:

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. As of March 31, 2016, we had filed patent infringement litigation and sought licenses from eight companies and related distributors. In the fourth quarter of fiscal 2016 we entered into one royalty bearing license agreement and one settlement agreement with one defendant. In the first quarter of fiscal 2017, we entered into two license agreements, covering three defendants. We currently have three active complaints in the U.S. District Court for the Northern District of California and one active complaint in the U.S. District for the Southern District of California. We expect to file future complaints against additional companies. In July 2016, the USPTO granted a joint motion to dismiss a defendant’s December 2015 Inter Partes Review (IPR) of the asserted Nunchi patents. An IPR is a procedure for challenging the validity of a United States patent before the USPTO. We are in early negotiations with other defendants, and are confident regarding the prospects for future license revenues from the Nunchi portfolio.

microSignet Technology - We are seeking to license our microSignet technology and to date have not commenced any legal actions but may do so in the future.

Synap Technology - We are seeking to license our Synap technology and to date have not commenced any legal actions, but may do so in the future.

We believe that our licensing and/or enforcement activities with respect to our Nunchi, MicroSignet, and Synap patent portfolios will result in licensing revenue, and continue to develop additional intellectual property in the areas of context and interpersonal awareness systems and explore new technologies for possible development or licensing. Our legal action to enforce our Nunchi portfolio of patents has resulted in $593,366 revenue to date and there can be no assurance that such legal action or future action against additional companies will be successful or result in licensing revenue. For further information on our technologies and our patent portfolio and related licensing activities, refer to “Item 1 – Business” of our Annual Report on Form 10-K for the year ended March 31, 2016.

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

We reported a loss for the first quarter of fiscal 2017. Revenues and profits have been sporadic in prior periods and we have incurred significant historical losses and negative cash flow from operations. We expect to incur losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

For the first quarter of fiscal 2017 (quarter ended June 30, 2016):

•	We recognized a net loss before income taxes of $45,221 compared to a net loss before income taxes of $120,275 for the comparable period of the prior fiscal year. The difference in results was attributable to increased license revenues due to the timing and amount of individual license agreements.

•	We recognized patent license revenues of $593,366 as compared to $540,000 for the prior year’s first three months.

•	Operating costs and expenses decreased to $638,587 in the three months ended June 30, 2016 compared to $665,401 in the comparable prior period primarily due to decreased professional fees and decreased noncash stock-based compensation expense.

Management faces challenges for the remainder of fiscal 2017 to generate license revenues from our technologies. These challenges include, but are not limited to, successful execution of our legal and licensing enforcement strategy in an uncertain and changing legal and regulatory environment related to patent infringement. The failure to obtain additional patent license revenues could have a material adverse impact on our operations. Our patent licensing business is subject to significant risks discussed herein and in our Annual Report on Form 10-K and is subject to uncertainties as to the timing and amount of future license revenues, if any.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements located in Item 1 of Part I, “Financial Statements,” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2016. The preparation of these financial statements prepared in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including but not limited to those related to revenue recognition, bad debts, intangible assets, financing operations, stock-based compensation, fair values, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that, of the significant accounting policies discussed in our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense; and
•	income taxes

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the three months ended June 30, 2016. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2016.

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015 (Unaudited)

	Three Months Ended June 30,
	2016			2015
		% of			% of		Change
	Dollars	Revenue		Dollars	Revenue		Dollars	%
Revenues:
Products and services	–	0%		5,126	1%		(5,126)	(100%	)
Patent licensing	593,366	100%		540,000	99%		53,366	10%
	593,366	100%		545,126	100%		48,240	9%
Operating costs and expenses:
Cost of revenues:
Products and services	–	0%		3,948	1%		(3,948)	(100%	)
Patent licensing and litigation costs	112,500	19%		112,500	21%		–	0%
Contingent legal fees and expenses	219,957	37%		230,322	42%		(10,365)	(5%	)
Contingent royalties	15,025	3%		–	0%		15,025	–
Selling and administrative	192,350	32%		221,025	41%		(28,675)	(13%	)
Research and development	98,755	17%		97,606	18%		1,149	1%
	638,587	108%		665,401	122%		(26,814)	(4%	)
Loss before provision for income taxes	(45,221)	(8%	)	(120,275)	(22%	)	75,054	(62%	)

Loss Before Income Taxes

We reported a net loss before income taxes of $45,221 for the three months ended June 30, 2016 compared to a net loss before income taxes of $120,275 for the comparable period of the prior year due primarily due to increased patent license settlements in the current quarter.

Revenues

Revenues increased during first fiscal quarter of 2017 compared to the same quarter of the prior fiscal year due to the impact of specific license arrangements. The Company exited the eVU business in the third quarter of fiscal 2015 and therefore has no product and service revenue in the current year.

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

Operating Costs and expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended June 30, 2016, operating costs and expenses decreased by $26,814 compared to the same period in the prior year.

Patent licensing legal costs related to patent enforcement were $112,500 at June 30, 2016 and 2015. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Contingent legal fees and expenses related to patent enforcement were $219,957 for the three months ended June 30, 2016 and $230,322 for the three months ended June 30, 2015. Contingent royalties for the three months ended June 30, 2016 were $15,025 with no comparable expense in the same period of the prior year.

There were no costs of revenues associated with products and services in the current year as compared to $3,948 in the prior year’s first quarter due to the Company’s decision to exit the eVU business in the third quarter of fiscal 2015.

Selling and administrative costs for the three months ended June 30, 2016 decreased by $28,675 compared to the same period in the year prior. The decrease is primarily due to current period noncash stock-based compensation expense of $10,388 as compared to $25,680 in the prior year’s first quarter, and decreased professional fees of $38,087 as compared to $46,554 in the same period of the prior year.

Research and related expenses of $98,755 for the three months ended June 30, 2016 were consistent with the same period in the year prior. Noncash stock-based compensation expense of $2,782 was recorded for the three months ended June 30, 2016 as compared to $5,329 for the same period in the prior year. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Net Loss

Net loss for the three months ended June 30, 2016 was $45,221. The net loss for the prior comparable first quarter was $120,275.

Liquidity and Capital Resources

At June 30, 2016, we had working capital of $472,000 compared to a working capital of $503,000 at March 31, 2016. At June 30, 2016 we had cash on hand of $297,872.

Operating Activities

Cash used in operating activities was $402,202 for the three months ended June 30, 2016. Cash used in operating activities included the net loss of $45,221 decreased by net non-cash expenses of $16,321 primarily consisting of stock based compensation of $13,170. Major components reducing operating cash included an increase of $591,250 in accounts receivable, a decrease of $22,335 in accrued and other liabilities, offset by an increase of $248,719 in accounts payable.

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

Individual working capital components can change dramatically from period to period due to timing of licensing, sales and corresponding receivable, and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities

We invested $1,407 in computer equipment during the three months ended June 30, 2016. The Company’s efforts are focused primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

There were no cash financing activities during the three months ended June 30, 2016. We received $1,100 of proceeds from stock option exercises during the three months ended June 30, 2015.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At June 30, 2016 and 2015 we had no significant purchase commitments for product and components.

We have future lease commitments on our current facility as more fully described in our accompanying interim condensed consolidated financial statements.

Our legal firm, Handal and Associates, provides IP legal services in connection with licensing and prosecuting claims of infringement of our patent portfolio. Pursuant to a partial contingent fee arrangement, we are paying a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. We have agreed to pay Handal a fee ranging from 33% to 40% of any license fee or settlement related to patent enforcement matters, less prior retainers and expenses. We may terminate the representation at any time but would be obligated to pay fees and advances.

The Company is obligated for inventor royalties of 4% of net Nunchi license revenues for the term of related patents, currently 2030.

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Our monthly cash operating costs average approximately $116,000 per month. Assuming no new license revenues and current expenditure levels we would require approximately $480,000 of additional resources to fund operations for the next twelve months.  We believe we may be able to obtain additional funds from future licensing arrangements or other financing sources but the timing thereof is subject to many factors and risks, many outside our control.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of its patent portfolio licensing and enforcement activities. The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has three active complaints in the U.S. District Court for the Northern District of California and one in the U.S. District Court for the Southern District of California. In December 2015, the United States Patent Trial and Appeal Board (PTAB) granted a defendant’s petition for Inter Partes Review (IPR) of the asserted patents. In July 2016, the USPTO granted a joint motion to dismiss.

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

Date: August 11, 2016

