Form 10-Q
period 2016-09-30
E DIGITAL CORP
filed 2016-11-10
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016 a total of 293,678,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	485,938	701,481
Deposits and prepaid expenses	43,505	31,189
Total current assets	529,443	732,670
Property, equipment and intangibles, net of accumulated depreciation and amortization of $135,331 and $128,950, respectively	23,343	26,772
Total assets	552,786	759,442
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	330,064	120,744
Accrued and other liabilities	74,384	109,072
Total current liabilities	404,448	229,816

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,678,330 issued and outstanding each period	293,678	293,678
Additional paid-in capital	83,050,385	83,018,638
Accumulated deficit	(83,195,725)	(82,782,690)
Total stockholders' equity	148,338	529,626

Total liabilities and stockholders' equity	552,786	759,442

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
Revenues:
Products and services	–	10,905	–	16,031
Patent licensing	–	153,500	593,366	693,500
	–	164,405	593,366	709,531

Operating costs and expenses:
Cost of revenues:
Products and services	–	4,308	–	8,256
Patent licensing and litigation costs	105,000	112,500	217,500	225,000
Contingent legal fees and expenses	2,545	56,573	222,502	286,895
Contingent royalties	–	–	15,025	–
Selling and administrative	188,153	260,158	380,503	481,183
Research and related expenditures	72,116	85,248	170,871	182,854
Total operating costs and expenses	367,814	518,787	1,006,401	1,184,188

Loss before provision for income taxes	(367,814)	(354,382)	(413,035)	(474,657)
Income tax benefit (expense)	–	–	–	–
Net loss for the period	(367,814)	(354,382)	(413,035)	(474,657)
Loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding Basic and Diluted	293,678,330	293,621,265	293,678,330	293,507,292

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	September 30,
	2016	2015
	$	$
OPERATING ACTIVITIES
Net loss for period	(413,035)	(474,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,380	1,969
Stock-based compensation	31,747	60,821
Changes in assets and liabilities:
Accounts receivable	–	2,457
Deposits and prepaid expenses	(12,316)	2,732
Accounts payable, trade	209,320	3,145
Accrued and other liabilities	(34,687)	(49,759)
Cash used in operating activities	(212,591)	(453,292)

INVESTING ACTIVITIES
Purchase of equipment and intangibles	(2,952)	(25,157)
Cash used in investing activities	(2,952)	(25,157)

FINANCING ACTIVITIES
Proceeds from sale of common stock	–	6,600
Cash provided by financing activities	–	6,600
Net decrease in cash and cash equivalents	(215,543)	(471,849)
Cash and cash equivalents, beginning of period	701,481	1,952,981
Cash and cash equivalents, end of period	485,938	1,481,132

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

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at September 30, 2016, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2016 filed on Form 10-K.

Going Concern/ Liquidity

The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $83,195,725 at September 30, 2016. Other than cash on hand, the Company has no other sources of financing currently available as of September 30, 2016. The Company may incur additional losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability, its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendment is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is currently evaluating the impact that ASU 2016-15 will have on its consolidated financial statements.

Other Accounting Standards Updates not effective until after September 30, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

3. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities consist of stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. At September 30, 2016 and 2015, stock options exercisable into 4,750,000 and 5,598,578 shares of common stock were outstanding, respectively. These securities were not included in the computation of diluted loss per share because they had no effect or were antidilutive, but they could potentially dilute earnings per share in future periods. There was no difference in basic and diluted loss per share or basic and diluted weighted average shares outstanding for the periods presented.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
Research and development	2,752	5,159	5,534	10,488
Selling and administrative	15,825	24,653	26,213	50,333
Total stock-based compensation expense	18,577	29,812	31,747	60,821

As of September 30, 2016 total estimated compensation cost of stock options granted but not yet vested was $8,879 and is expected to be recognized over the weighted average period of 1.5 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the six-month period ended September 30, 2016 (annualized percentages). No options were granted during the six months ended September 30, 2015.

September 30,
2016
Volatility	107%
Risk-free interest rate	0.83%
Forfeiture rate	0.0%
Dividend yield	0.0%
Expected life in years	3.0
Weighted-average fair value of options granted	$0.05

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the common stock over the period commensurate with the expected life of the options. The Company has a small number of option grants and limited exercise history and accordingly has for all new option grants applied the simplified method prescribed by SEC Staff Accounting Bulletin 110, Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term, to estimate expected life (computed as vesting term plus contractual term divided by two). The expected forfeiture rate is estimated based on historical experience and is assumed at 0.0% for nonemployees/directors and certain long-term employees and 5.0% for other employees. Additional expense is recorded when the actual forfeiture rates are lower than estimated and a recovery of prior expense will be recorded if the actual forfeitures are higher than estimated.

See Note 5 for further information on outstanding stock options.

5. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the six-month period ended September 30, 2016:

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity
		$	$	$	$
Balance, April 1, 2016	293,678,330	293,678	83,018,638	(82,782,690)	529,626
Stock-based compensation	–	–	31,747	–	31,747
Loss for the period	–	–	–	(413,035)	(413,035)
Balance, September 30, 2016	293,678,330	293,678	83,050,385	(83,195,725)	148,338

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2016	4,500,000	0.0799
Granted	250,000	0.075
Exercised	–	–
Canceled/expired	–	–
Outstanding September 30, 2016	4,750,000	0.0797	$47,970
Exercisable at September 30, 2016	4,562,500	0.0799	$47,970

(1)	Options outstanding are exercisable at prices ranging from $0.055 to $0.11 and expire over the period from 2018 to 2020.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on September 30, 2016 of $0.0745 and excludes the impact of options that were not in-the-money.

Since the Company has a net operating loss carryforward as of September 30, 2016, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the six months ended September 30, 2016.

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

Reportable segment information for the three and six months ended September 30, 2016 and 2015 is as follows:

	For the three months ended		For the six months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
	$	$	$	$
SEGMENT REVENUES:
Products and services	–	10,905	–	16,031
Patent licensing	–	153,500	593,366	693,500
Total revenue	–	164,405	593,366	709,531

SEGMENT COST OF REVENUES:
Products and services	–	4,308	–	8,256
Patent licensing and litigation costs	105,000	112,500	217,500	225,000
Contingent legal fees and expenses	2,545	56,573	222,502	286,895
Contingent royalties	–	–	15,025	–
Total cost of revenues	107,545	173,381	455,027	520,151

RECONCILIATION:
Segment income (loss) before corporate costs	(107,545)	(8,976)	138,339	189,380
Other corporate operating costs	260,269	345,406	551,374	664,037
Operating loss before provision for income taxes	(367,814)	(354,382)	(413,035)	(474,657)

The Company did not have significant assets employed in the product and services segment during the periods and does not track capital expenditures or assets by reportable segment. Consequently it is not practicable to show this information.

Revenue by geographic region is determined based on the location of the Company’s direct customers or distributors for product sales and services. Patent license revenue is considered United States revenue as payments are for licenses for United States operations irrespective of the location of the licensee’s home domicile.

	For the three months ended		For the six months ended
	September 30,		September 30,
	2016	2015	2016	2015
	$	$	$	$
United States	–	153,500	593,366	693,500
International	–	10,905	–	16,031
Total revenue	–	164,405	593,366	709,531

Revenues from two licensees comprised 84% and 15% of revenue for the six months ended September 30, 2016, with no other licensee or customer accounting for more than 10% of revenues. Revenues from three licensees comprised 25%, 21% and 14% of revenue for the six months ended September 30, 2015, with no other licensee accounting for more than 10% of revenues. There were no accounts receivable at September 30, 2016. Accounts receivable from one licensee comprised 100% of net accounts receivable at September 30, 2015.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

As of September 30, 2015, the Company had settled or dismissed all complaints with respect to its Flash-R patent portfolio.

The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has three active complaints in the U.S. District Court for the Northern District of California and four in the U.S. District Court for the Southern District of California.

The Company did not enter into any new license agreements during the second quarter of fiscal 2017. During the first quarter of fiscal 2017, the Company entered into two new Nunchi license agreements covering three defendants, and received a royalty payment related to a royalty-based agreement executed in the prior fiscal year.

Commitment Related to Intellectual Property Legal Services

In September 2012, the Company engaged Handal and Associates (“Handal”) to provide IP legal services in connection with licensing and prosecuting claims of infringement of the Company’s patent portfolio. From September 2012 through August 2016, pursuant to a partial contingent fee arrangement, the Company paid a monthly retainer fee of $30,000 to Handal creditable against future contingency recoveries and a fee ranging from 33% to 40% of license fees. A new agreement, which supersedes and replaces all previous agreements, was executed effective September 1, 2016, reducing the monthly retainer fee to $22,500 so long as Handal is simultaneously litigating ten or fewer cases. Parties agreed to meet and discuss an increase in the amount of the monthly retainer should the number of cases exceed ten. Monthly retainers paid are creditable against future contingency recoveries. The Company has agreed to reimburse Handal for pre-approved expenditures advanced on behalf of the Company and to pay Handal a fee of 40% of any net license fee or settlement.

Commitment Related to Intellectual Property Royalties

The Company is obligated for inventor royalties of 4% of net Nunchi license revenues for the term of related patents, currently 2030.

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $7,157 excluding utilities and costs. Future lease commitments at September 30, 2016 total $64,409. The Company recognizes rent expense by the straight-line method over the lease term. As of September 30, 2016, deferred rent totaled $10,978.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company’s exposure for amounts in excess of FDIC insured limits at September 30, 2016 was approximately $270,000. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. During the six months ended September 30, 2016, the Company made matching contributions totaling $4,908.

9. INCOME TAXES

There is no provision for income taxes for the six months ended September 30, 2016 and 2015 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At September 30, 2016 and 2015, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At September 30, 2016, the Company has no liabilities for uncertain tax positions.

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

Our current licensing and enforcement activity consists of the following:

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. To date we have filed patent infringement litigation and sought licenses from eleven companies and related distributors, resulting in one royalty bearing license and settlement agreement with one defendant, and two license and settlement agreements covering three defendants. We currently have three active complaints in the U.S. District Court for the Northern District of California and four active complaints in the U.S. District for the Southern District of California. We expect to file future complaints against additional companies. We are in early negotiations with other defendants, and are confident regarding the prospects for future license revenues from the Nunchi portfolio.

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

We reported losses for the first six months of fiscal 2017. Revenues and profits have been sporadic in prior periods and we have incurred significant historical losses and negative cash flow from operations. We expect to incur losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

For the six months ended September 30, 2016:

•	We recognized a net loss of $413,035 compared to a net loss before income taxes of $474,657 for the comparable six month period of the prior fiscal year. The difference in results was attributable to decreased license revenues due to the timing and amount of individual license agreements and decreased operating costs in the current year.

•	We recognized patent license revenues of $593,366 as compared to $693,500 for the comparable period of the prior fiscal year.

•	Operating costs and expenses decreased to $1,006,401 in the six months ended September 30, 2016 compared to $1,184,188 in the comparable period prior primarily due decreased patent legal and related fees in the current year.

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

Our monthly cash operating costs average approximately $117,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the six months ended September 30, 2016. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2016.

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015 (Unaudited)

	Three Months Ended September 30,
	2016		2015
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Products and services	–	–	10,905	7%	(10,905)	(100%)
Patent licensing	–	–	153,500	93%	(153,500)	(100%)
	–	–	164,405	100%	(164,405)	(100%)
Operating costs and expenses:
Cost of revenues:
Products and services	–	–	4,308	3%	(4,308)	(100%)
Patent licensing and litigation costs	105,000	–	112,500	68%	(7,500)	(7%)
Contingent legal fees and expenses	2,545	–	56,573	34%	(54,028)	(96%)
Contingent royalties	–	–	–	0%	–	–
Selling and administrative	188,153	–	260,158	158%	(72,005)	(28%)
Research and development	72,116	–	85,248	52%	(13,132)	(15%)
	367,814	–	518,787	317%	(150,973)	(29%)
Operating loss before provision for income taxes	(367,814)	–	(354,382)	(216%)	(13,432)	4%

Loss Before Income Taxes

We reported a net loss before income taxes of $367,814 for the three months ended September 30, 2016 which is comparable to the net loss before income taxes of $354,382 for the same period of the prior year.

Revenues

Revenues decreased during the second fiscal quarter of 2017 compared to the same quarter of the prior fiscal year due to due to the timing and amount of individual license agreements.

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

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended September 30, 2016, operating costs and expenses decreased by $150,973 compared to the same period in the prior year.

There were no costs of revenues associated with products and services in the current year as compared to $4,308 in the prior year’s second quarter due to the Company’s decision to exit the eVU business in the third quarter of fiscal 2015.

Patent licensing and litigation costs related to patent enforcement were $105,000 for the three months ended September 30, 2016 as compared to $112,500 for the prior year’s second quarter. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Contingent legal fees and expenses related to patent enforcement were $2,545 for the three months ended September 30, 2016 and $56,573 for the three months ended September 30, 2015.

Selling and administrative costs for the three months ended September 30, 2016 decreased by $72,005 compared to the same period in the year prior. The prior period includes $54,687 for annual meeting costs with no comparable expense in the same period of the current year. The current year’s second quarter included $15,825 for noncash stock-based compensation expense as compared to $24,653 in the same period of the prior year.

Research and related expenses decreased by $13,132 primarily due to reduced patent legal fees of $2,878 in the current year as compared to $13,610 for the same period in the prior year. The current year’s second quarter included $2,752 for noncash stock-based compensation expense as compared to $5,159 in the prior period. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Net Loss

Net loss for the three months ended September 30, 2016 was $367,814. The net loss for the prior comparable second quarter was $354,382.

Six months ended September 30, 2016 compared to the six months ended September 30, 2015 (Unaudited)

	Six Months Ended September 30,
	2016			2015
		% of			% of	Change
	Dollars	Revenue		Dollars	Revenue	Dollars	%
Revenues:
Product and services	–	0%		16,031	2%	(16,031)	(100%)
Patent licensing	593,366	100%		693,500	98%	(100,134)	(14%)
	593,366	100%		709,531	100%	(116,165)	(16%)
Operating costs and expenses:
Products and services	–	0%		8,256	1%	(8,256)	(100%)
Patent licensing and litigation costs	217,500	37%		225,000	32%	(7,500)	(3%)
Contingent legal fees and expenses	222,502	37%		286,895	40%	(64,393)	(22%)
Contingent royalties	15,025	3%		–	0%	15,025	–
Selling and administrative	380,503	64%		481,183	68%	(100,680)	(21%)
Research and related	170,871	29%		182,854	26%	(11,983)	(7%)
	1,006,401	170%		1,184,188	167%	(177,787)	(15%)
Operating loss before provision for income taxes	(413,035)	(70%	)	(474,657)	(67%)	61,622	(13%)

Loss Before Income Taxes

We reported a net loss before income taxes of $413,035 for the six months ended September 30, 2016 compared to a net loss before income taxes of $474,657 for the comparable period of the prior year primarily due to reduced operating costs and expenses in the current year.

Revenues

Revenues decreased during the most recent six months compared to the same period of the prior fiscal year due to the decrease in patent license revenue from $693,500 to $593,366. There were no product and service revenues in the current year due to exiting the eVU business.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues.

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the six months ended September 30, 2016, operating costs and expenses decreased by $177,787 compared to the same period in the prior year.

Patent licensing and litigation costs related to patent enforcement were $217,500 for the six months ended September 30, 2016 which is consistent with the same period in the prior year. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses.

Contingent royalties for the six months ended September 30, 2016 were $15,025 with no comparable expense in the same period of the prior year.

Selling and administrative costs for the six months ended September 30, 2016 decreased by $100,680 compared to the same period in the year prior. The prior period includes $54,687 for annual meeting costs with no comparable expense in the same period of the current year. The current period includes $26,213 in noncash stock-based compensation expense, compared to $50,333 in the same period of the prior year.

Research and related expenses for the six months ended September 30, 2016 decreased by $11,983 compared to the same period in the prior year. The current period includes $5,534 in noncash stock-based compensation expense, compared to $10,488 for the same period of the prior year. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Liquidity and Capital Resources

At September 30, 2016, we had working capital of $124,995 as compared to working capital of $502,854 at March 31, 2016. At September 30, 2016 we had cash on hand of $485,938.

Operating Activities

Cash used in operating activities was $212,591 for the six months ended September 30, 2016. Cash used in operating activities included the net loss of $413,035 decreased by net non-cash expenses of $38,127 primarily consisting of stock based compensation of $31,747. A major component increasing operating cash was an increase in accounts payable of $209,320 and the major component reducing operating cash was a decrease of $34,687 in accrued and other liabilities.

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

Individual working capital components can change dramatically from period to period due to timing of licensing and services and corresponding receivable, and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities

We invested $2,952 and $25,157 in computer and equipment and website costs for the six months ended September 30, 2016 and 2015. The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

We received $6,600 of proceeds from stock option exercises during the six months ended September 30, 2015. There were no cash financing activities during the six months ended September 30, 2016.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At September 30, 2016 we had no significant purchase commitments for product and components.

We have future lease commitments on our current facility as more fully described in our accompanying interim condensed consolidated financial statements.

Our legal firm, Handal and Associates, provides IP legal services in connection with licensing and prosecuting claims of infringement of our patent portfolio. Pursuant to a partial contingent fee arrangement, we are paying a monthly retainer fee of $22,500 to Handal creditable against future contingency recoveries. Handal has agreed to advance related expenses excluding experts and prior art search firms. We have agreed to pay Handal a fee of 40% of Net Recovery or settlement related to patent enforcement matters, less prior retainers. Net Recovery is defined as the gross amount paid by a licensee/defendant less the amount of expenses paid and or advanced by e.Digital to Handal or third parties. We may terminate the representation at any time but would be obligated to pay fees and advances.

We are obligated for inventor royalties of 4% of net Nunchi license revenues for the term of related patents, currently 2030.

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Our monthly cash operating costs average approximately $117,000 per month. Assuming no new license revenues and current expenditure levels we would require approximately $918,000 of additional resources to fund operations for the next twelve months. We believe we may be able to obtain additional funds from future licensing arrangements or other financing sources but the timing thereof is subject to many factors and risks, many outside our control. Our operating plans may require additional funds in future periods and should additional funds not be available, we may be required to curtail or scale back operations. Potential sources of such funds include exercise of outstanding options, or debt financing or new equity offerings. However, there is no assurance that options will be exercised or that debt or equity financing will be available if and when needed. Any future financing may be dilutive to existing stockholders.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company engages in litigation from time to time as part of its patent portfolio licensing and enforcement activities. The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has three active complaints in the U.S. District Court for the Northern District of California and four in the U.S. District Court for the Southern District of California

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	NONE
(b)	NONE
(c)	NONE

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NONE

Item 5. Other Information

(a) NONE

(b) NONE

Item 6. Exhibits

Exhibit 10.3.3 – Nonstatutory Stock Option Agreement dated September 15, 2016 between e.Digital Corporation and Russell Packer.

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

Date:       November 10, 2016

