Form 10-Q
period 2016-12-31
E DIGITAL CORP
filed 2017-02-14
CIK 886328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 6, 2017 a total of 293,678,330 shares of the Registrant’s Common Stock, par value $0.001, were issued and outstanding.

e.DIGITAL CORPORATION

PART II. OTHER INFORMATION

Part I. Financial Information

Item 1. Financial Statements:

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(Unaudited)	(Audited)
	$	$
ASSETS
Current
Cash and cash equivalents	232,048	701,481
Accounts receivable, net	68,000	–
Deposits and prepaid expenses	42,142	31,189
Total current assets	342,190	732,670
Property, equipment and intangibles, net of accumulated depreciation and amortization of $114,151 and $128,950, respectively	20,114	26,772
Total assets	362,304	759,442

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable, trade	59,260	120,744
Accrued and other liabilities	76,256	109,072
Total current liabilities	135,516	229,816

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized None issued and outstanding	–	–
Common stock, $0.001 par value, authorized 350,000,000, 293,678,330 issued and outstanding each period	293,678	293,678
Additional paid-in capital	83,055,470	83,018,638
Accumulated deficit	(83,122,360)	(82,782,690)
Total stockholders' equity	226,788	529,626

Total liabilities and stockholders' equity	362,304	759,442

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenues:	$	$	$	$
Products and services	–	–	–	16,031
Patent licensing	151,000	–	744,366	693,500
	151,000	–	744,366	709,531

Operating costs and expenses:
Cost of revenues:
Products and services	–	–	–	8,256
Patent licensing and litigation costs	65,000	112,500	282,500	337,500
Contingent legal fees expenses and recaptures	(263,552)	5,261	(41,050)	292,156
Contingent royalties	1,139	–	16,164	–
Selling and administrative	189,561	176,366	570,064	657,549
Research and related expenditures	85,487	70,542	256,358	253,396
Total operating costs and expenses	77,635	364,669	1,084,036	1,548,857

Income (loss) before other income and provision for income taxes	73,365	(364,669)	(339,670)	(839,326)

Other income:
Other income	–	800	–	800
Other income	–	800	–	800

Income (loss) before provision for income taxes	73,365	(363,869)	(339,670)	(838,526)
Income tax benefit (expense)	–	–	–	–
Net income (loss) for the period	73,365	(363,869)	(339,670)	(838,526)
Income (loss) per common share - basic and diluted	0.00	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding
Basic and Diluted	293,678,330	293,678,330	293,678,330	293,564,512

See notes to interim condensed consolidated financial statements

e.Digital Corporation and subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	December 31,
	2016	2015
OPERATING ACTIVITIES	$	$
Net loss for period	(339,670)	(838,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,610	3,050
Stock-based compensation	36,832	67,961
Changes in assets and liabilities:
Accounts receivable	(68,000)	10,756
Deposits and prepaid expenses	(10,953)	1,509
Accounts payable, trade	(61,484)	(38,389)
Accrued and other liabilities	(32,816)	(57,629)
Cash used in operating activities	(466,481)	(851,268)

INVESTING ACTIVITIES
Purchase of equipment and intangibles	(2,952)	(25,157)
Cash used in investing activities	(2,952)	(25,157)

FINANCING ACTIVITIES
Proceeds from sale of common stock	–	6,600
Cash provided by financing activities	–	6,600
Net decrease in cash and cash equivalents	(469,433)	(869,825)
Cash and cash equivalents, beginning of period	701,481	1,952,981
Cash and cash equivalents, end of period	232,048	1,083,156

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

Unaudited Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company's financial position at December 31, 2016, and the results of its operations and cash flows for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended March 31, 2016 filed on Form 10-K.

Going Concern/ Liquidity/Correction of Error

The Company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $83,122,360 at December 31, 2016. Other than cash on hand, the Company has no other sources of financing currently available as of December 31, 2016. The Company may incur additional losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Until the Company can demonstrate sustained profitability, its ability to continue as a going concern is in doubt and may be dependent upon obtaining additional financing in the future. There is no assurance that the Company will be successful in generating or raising funds, if necessary, to sustain its operations for twelve months or beyond. Should the Company be unable to generate funds or obtain required financing, it may have to curtail operations, which may have a material adverse effect on its financial position and results of operations. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

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

During the three months ended December 31, 2016 the Company determined that it had overstated accounts payable related to contingent legal fees expenses and recaptures. The Company assessed the materiality of this error on previously issued financial statements in accordance with the ASC 250, Presentation of Financial Statements, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality. The Company concluded, based on a review of the quantitative and qualitative factors of the materiality of the amount, that the error was not material to any previously issued financial statements and correction of the error in the three months ended December 31, 2016 was not material to that period’s financial statements. The Company recorded the cumulative effect of the error as of October 1, 2016 by decreasing accounts payable by $265,139. The correction of the error decreased contingent legal fees expenses and recaptures by $265,139 for the nine months ended December 31, 2016.

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

Other Accounting Standards Updates not effective until after December 31, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

3. LOSS PER SHARE

Basic loss per common share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities consist of stock options. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities. At December 31, 2016 and 2015, stock options exercisable into 5,000,000 and 4,500,000 shares of common stock were outstanding, respectively. These securities were not included in the computation of diluted loss per share because they had no effect or were antidilutive, but they could potentially dilute earnings per share in future periods. There was no difference in basic and diluted loss per share or basic and diluted weighted average shares outstanding for the periods presented.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	$	$	$	$
Research and development	–	2,782	5,534	13,270
Selling and administrative	5,085	4,358	31,298	54,691
Total stock-based compensation expense	5,085	7,140	36,832	67,961

As of December 31, 2016 total estimated compensation cost of stock options granted but not yet vested was $14,517 and is expected to be recognized over the weighted average period of 1.3 years.

The following table sets forth the weighted-average key assumptions and fair value results for stock options granted during the nine-month period ended December 31, 2016 (annualized percentages). No options were granted during the nine months ended December 31, 2015.

December 31,
2016
Volatility	107%
Risk-free interest rate	0.90%
Forfeiture rate	0.0%
Dividend yield	0.0%
Expected life in years	3.0
Weighted-average fair value of options granted	$0.046

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

See Note 5 for further information on outstanding stock options.

5. STOCKHOLDERS’ EQUITY

The following table summarizes stockholders’ equity transactions during the nine-month period ended December 31, 2016:

	Common stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	capital	deficit	equity
		$	$	$	$
Balance, April 1, 2016	293,678,330	293,678	83,018,638	(82,782,690)	529,626
Stock-based compensation	–	–	36,832	–	36,832
Loss for the period	–	–	–	(339,670)	(339,670)
Balance, December 31, 2016	293,678,330	293,678	83,055,470	(83,122,360)	226,788

Options

The following table summarizes stock option activity for the period:

		Weighted average	Aggregate
	Shares	exercise price	Intrinsic Value
	#	$	$
Outstanding April 1, 2016	4,500,000	0.0799
Granted	500,000	0.071
Exercised	–	–
Canceled/expired	–	–
Outstanding December 31, 2016	5,000,000	0.079	$–
Exercisable at December 31, 2016	4,625,000	0.0797	$–

(1)	Options outstanding are exercisable at prices ranging from $0.055 to $0.11 and expire over the period from 2018 to 2020.
(2)	Aggregate intrinsic value is based on the closing price of our common stock on December 31, 2016 of $0.040 and all options outstanding were not in-the-money.

Since the Company has a net operating loss carryforward as of December 31, 2016, no excess tax benefit for the tax deductions related to stock-based awards was recognized for the nine months ended December 31, 2016.

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

Reportable segment information for the three and nine months ended December 31, 2016 and 2015 is as follows:

	For the three months ended December 31, (unaudited)		For the nine months ended December 31, (unaudited)
	2016	2015	2016	2015
	$	$	$	$
SEGMENT REVENUES:
Products and services	–	–	–	16,031
Patent licensing	151,000	–	744,366	693,500
Total revenue	151,000	–	744,366	709,531

SEGMENT COST OF REVENUES:
Products and services	–	–	–	8,256
Patent licensing and litigation costs	65,000	112,500	282,500	337,500
Contingent legal fees expenses and recaptures	(263,552)	5,261	(41,050)	292,156
Contingent royalties	1,139	–	16,164	–
Total cost of revenues	(197,413)	117,761	257,614	637,912

RECONCILIATION:
Segment income (loss) before corporate costs	348,413	(117,761)	486,752	71,619
Other corporate operating costs	275,048	246,908	826,422	910,945
Operating income (loss) before other income and provision for income taxes	73,365	(364,669)	(339,670)	(839,326)

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

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2016	2015	2016	2015
	$	$	$	$
United States	151,000	–	744,366	693,500
International	–	–	–	16,031
Total revenue	151,000	–	744,366	709,531

Revenues from three licensees comprised 67%, 14% and 12% of revenue for the nine months ended December 31, 2016, with no other licensee or customer accounting for more than 10% of revenues. Revenues from three licensees comprised 25%, 21% and 14% of revenue for the nine months ended December 31, 2015, with no other licensee accounting for more than 10% of revenues. Accounts receivable from one licensee comprised 100% of net accounts receivable at December 31, 2016. Accounts receivable from one licensee comprised 100% of net accounts receivable at December 31, 2015.

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

Intellectual Property Litigation

As of December 31, 2015, the Company had settled or dismissed all complaints with respect to its Flash-R patent portfolio.

The Company commenced legal action with regards to its Nunchi portfolio of patents in July 2014 and currently has two active complaints in the U.S. District Court for the Northern District of California and four in the U.S. District Court for the Southern District of California.

The Company entered into two new Nunchi license agreements during the third quarter of fiscal 2017, and during the first quarter of fiscal 2017, the Company entered into two new license agreements covering three defendants.

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

Facility Lease

In January 2012, the Company entered into a sixty-two month facility lease for its corporate office location, commencing May 1, 2012, for approximately 3,253 square feet at 16870 West Bernardo Drive, Suite 120, San Diego, California. The aggregate monthly payment is $7,157 excluding utilities and costs. Future minimum lease commitments at December 31, 2016 total $42,940. The Company recognizes rent expense by the straight-line method over the lease term. As of December 31, 2016, deferred rent totaled $7,319. The Company is negotiating with the landlord an early exit from this lease.

In December 2016, the Company entered into a twelve-month sub lease agreement for an executive suite in the same building as its corporate office location, commencing January 2, 2017. The monthly payment is $1,100 excluding utilities and costs. Future minimum lease commitments at December 31, 2016 total $13,156.

Concentration of Credit Risk and Sources of Supply

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalent accounts with Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions. Certain of the Company’s accounts are each insured up to $250,000 by the FDIC. The Company had exposure in excess of FDIC insured limits of $17,269 at December 31, 2016. The Company has not experienced any losses in such accounts. The Company does not believe that it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not experienced any significant losses on its cash equivalents.

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

Employee Benefit – 401K Plan

In September 2012, the Company adopted a defined contribution plan (401(k)) covering its employees. Matching contributions are made on behalf of all participants, according to the Safe Harbor provision. The Company matches 100% (dollar for dollar) on deferrals of up to 4% of employee compensation deferred. During the nine months ended December 31, 2016, the Company made matching contributions totaling $7,343.

9. INCOME TAXES

There is no provision for income taxes for the nine months ended December 31, 2016 and 2015 as the Company currently estimates its effective tax rate to be zero due to uncertainty of income in future interim quarters of the current year and due to net operating loss carryforwards.

At December 31, 2016 and 2015, the Company had deferred tax assets associated with federal net operating losses (“NOLs”), related state NOLs, foreign tax credits and certain Federal and California research and development tax credits, but recorded a corresponding full valuation allowance as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated.  At December 31, 2016, the Company has no liabilities for uncertain tax positions.

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

Our current licensing and enforcement activity consists of the following:

Nunchi Technology Enforcement - We commenced legal action with regards to our Nunchi portfolio of patents in July 2014. To date we have filed patent infringement litigation and sought licenses from twelve companies and related distributors, resulting in one royalty bearing license and settlement agreement with one defendant, and four license and settlement agreements covering five defendants. We currently have two active complaints in the U.S. District Court for the Northern District of California and four active complaints in the U.S. District for the Southern District of California. We expect to file future complaints against additional companies. We are in early negotiations with other defendants, and are confident regarding the prospects for future license revenues from the Nunchi portfolio.

microSignet Technology - We are seeking to license our microSignet technology and to date have not commenced any legal actions but may do so in the future.

Synap Technology - We are seeking to license our Synap technology and to date have not commenced any legal actions, but may do so in the future.

We believe that our licensing and/or enforcement activities with respect to our Nunchi, MicroSignet, and Synap patent portfolios will result in licensing revenue, and continue to develop additional intellectual property in the areas of context and interpersonal awareness systems and explore new technologies for possible development or licensing. Our legal action to enforce our Nunchi portfolio of patents has resulted in $744,366 revenue to date and there can be no assurance that such legal action or future action against additional companies will be successful or result in licensing revenue. For further information on our technologies and our patent portfolio and related licensing activities, refer to “Item 1 – Business” of our Annual Report on Form 10-K for the year ended March 31, 2016.

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

We reported losses for the first nine months of fiscal 2017. Revenues and profits have been sporadic in prior periods and we have incurred significant historical losses and negative cash flow from operations. We expect to incur losses in the future until licensing or other revenues are sufficient to sustain continued profitability. Our ability to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations and if necessary obtaining additional financing.

For the nine months ended December 31, 2016:

•	We recognized a net loss of $339,670 compared to a net loss before income taxes of $838,526 for the comparable nine month period of the prior fiscal year.
•	We recognized patent license revenues of $744,366 as compared to $693,500 for the comparable period of the prior fiscal year.
•	Operating costs and expenses decreased to $1,084,036 in the nine months ended December 31, 2016 compared to $1,548,857 in the comparable period prior.

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

Our monthly cash operating costs average approximately $70,000 per month. However, we may increase expenditure levels in future periods to support and expand our revenue opportunities and continue advanced product and technology research and development. Our quarterly results are highly dependent on the timing and amount of licensing fees and accordingly quarterly results can vary dramatically from period to period. As a result of this and other factors, past results and expenditure levels may not be indicative of future quarters.

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

Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. There were no significant changes or modification of our critical accounting policies and estimates involving management valuation adjustments affecting our results for the nine months ended December 31, 2016. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2016.

Results of Operations

Three months ended December 31, 2016 compared to the three months ended December 31, 2015 (Unaudited)

	Three Months Ended December 31,
	2016		2015
		% of		% of	Change
	Dollars	Revenue	Dollars	Revenue	Dollars	%
Revenues:
Patent licensing	151,000	–	–	–	151,000	–
	151,000	–	–	–	151,000	–
Operating costs and expenses:
Cost of revenues:
Patent licensing and litigation costs	65,000	43%	112,500	–	(47,500)	(42%	)
Contingent legal fees expenses and recaptures	(263,552)	-175%	5,261	–	(268,813)	(5110%	)
Contingent royalties	1,139	1%	–	–	1,139	–
Selling and administrative	189,561	125%	176,366	–	13,195	7%
Research and development	85,487	57%	70,542	–	14,945	21%
	77,635	51%	364,669	–	(287,034)	(79%	)
Operating income (loss) before other income and provision for income taxes	73,365	49%	(364,669)	–	438,034	(120%	)

Income (Loss) Before Other Income and Income Taxes

We reported a net income before income taxes of $73,365 for the three months ended December 31, 2016. The net loss for the same period of the prior year was $364,669.

Revenues

Revenues increased during the third fiscal quarter of 2017 compared to the same quarter of the prior fiscal year due to due to the timing and amount of individual license agreements.

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

Operating Costs and Expenses

Operating costs and expenses include costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the three months ended December 31, 2016, operating costs and expenses decreased by $287,034 compared to the same period in the prior year.

Patent licensing and litigation costs related to patent enforcement were $65,000 for the three months ended December 31, 2016 as compared to $112,500 for the prior year’s third quarter. The difference is attributed to the reduced monthly legal retainer fee effective September 1, 2016. Refer to Note 8 above. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses and accumulated retainers previously paid. Contingent legal fees expenses and recaptures related to patent enforcement was a credit of $263,552 for the three months ended December 31, 2016 as compared to $5,261 for the prior year’s third quarter. The credit resulted from the correction in the current period of a cumulative accounting error of $265,139 related to the accruing of contingent legal fees expenses and recaptures.

Contingent royalties for the three months ended December 31, 2016 were $1,139 with no comparable expense in the same period of the prior year.

Selling and administrative costs for the three months ended December 31, 2016 increased by $13,195 primarily due to increased professional fees of $38,175 as compared to $32,637 for the same period of the prior year. The current year’s third quarter included $5,085 for noncash stock-based compensation expense as compared to $4,358 in the same period of the prior year.

Research and related expenses increased by $14,945 primarily due to increased consulting fees of $40,091 in the current year as compared to $26,673 for the same period in the prior year. The prior year’s third quarter included $2,782 for noncash stock-based compensation expense with no comparable expense in the current period. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Net Income (Loss)

Net income for the three months ended December 31, 2016 was $73,365. The net loss for the prior comparable third quarter was $363,869.

Nine months ended December 31, 2016 compared to the nine months ended December 31, 2015 (Unaudited)

	Nine Months Ended December 31,
	2016			2015
		% of			% of		Change
	Dollars	Revenue		Dollars	Revenue		Dollars	%
Revenues:
Product and services	–	–		16,031	2%		(16,031)	(100%	)
Patent licensing	744,366	100%		693,500	98%		50,866	7%
	744,366	100%		709,531	100%		34,835	5%
Operating costs and expenses:
Products and services	–	–		8,256	1%		(8,256)	(100%	)
Patent licensing and litigation costs	282,500	38%		337,500	47%		(55,000)	(16%	)
Contingent legal fees expenses and recaptures	(41,050)	(6%	)	292,156	41%		(333,206)	(114%	)
Contingent royalties	16,164	2%		–	–		16,164	–
Selling and administrative	570,064	77%		657,549	93%		(87,485)	(13%	)
Research and related	256,358	34%		253,396	36%		2,962	1%
	1,084,036	146%		1,548,857	218%		(464,821)	(30%	)
Operating loss before other income and provision for income taxes	(339,670)	(46%	)	(839,326)	(118%	)	499,656	(60%	)

Loss Before Other Income and Income Taxes

We reported a net loss before income taxes of $339,670 for the nine months ended December 31, 2016 compared to a net loss before income taxes of $839,326 for the comparable period of the prior year primarily due to the reduced operating costs and expenses in the current year.

Revenues

Revenues increased during the most recent nine months compared to the same period of the prior fiscal year due to the increase in patent license revenue from $693,500 to $744,366. There were no product and service revenues in the current year due to exiting the eVU business in September 2015.

While we expect additional patent licenses in future periods, there can be no assurance of the timing or amounts of future license revenues.

Operating Costs and Expenses

Operating costs and expenses include cost of revenues associated with products and services, and costs associated with our patent licensing and enforcement activities including contingent and non-contingent litigation costs and related enforcement support costs. For the nine months ended December 31, 2016, operating costs and expenses decreased by $464,821 compared to the same period in the prior year including the $265,139 adjustment to contingent legal fees expenses and recaptures from the cumulative correction recorded during the three months ended December 31, 2016.

Patent licensing and litigation costs related to patent enforcement were $282,500 for the nine months ended December 31, 2016 and $337,500 for the same period in the prior year. The difference is attributed to the reduced monthly legal retainer fee effective September 1, 2016. Non-contingent licensing and litigation costs and related enforcement support costs may be incurred without any directly related revenues in a respective period. Generally contingent costs relate to revenues during a respective period but can vary depending on our share of certain costs and expenses and accumulated retainers previously paid. Contingent legal fees expenses and recaptures related to patent enforcement was a credit of $41,050 for the nine months ended December 31, 2016 as compared to $292,156 for the same period of the prior year. The decrease included the effect from the correction in the current period of a cumulative accounting error of $265,139 related to the accruing of contingent legal fees expenses and recaptures.

Contingent royalties for the nine months ended December 31, 2016 were $16,164 with no comparable expense in the same period of the prior year.

Selling and administrative costs for the nine months ended December 31, 2016 decreased by $87,485 compared to the same period in the year prior. The prior period includes $54,687 for annual meeting costs with no comparable expense in the same period of the current year. The current period includes $31,298 in noncash stock-based compensation expense, compared to $54,691 in the same period of the prior year.

Research and related expenses for the nine months ended December 31, 2016 increased by $2,962 compared to the same period in the prior year. The current period includes $5,534 in noncash stock-based compensation expense, compared to $13,270 for the same period of the prior year. Research and related expenses can vary significantly from quarter to quarter based on the allocation of time spent by personnel who work on both revenue producing service and repair projects, on patent related costs and on internal research projects. Such expenses also vary based on decisions made regarding outside engineering and consulting.

Liquidity and Capital Resources

At December 31, 2016, we had working capital of $206,674 as compared to working capital of $502,854 at March 31, 2016. At December 31, 2016 we had cash on hand of $232,048.

Operating Activities

Cash used in operating activities was $466,481 for the nine months ended December 31, 2016. Cash used in operating activities included the net loss of $339,670 decreased by net non-cash expenses of $46,442 primarily consisting of stock based compensation of $36,832. A major components reducing operating cash was a decrease in accounts payable of $61,484, an increase of $68,000 of accounts receivable and a decrease of $32,816 in accrued and other liabilities.

Cash used in operating activities was $851,268 for the nine months ended December 31, 2015. Cash used in operating activities included the net loss of $838,526 decreased by net non-cash expenses of $71,011 primarily consisting of stock based compensation of $67,961. A major component reducing operating cash was a decrease of $57,629 in accrued and other liabilities.

Patent license payments are normally due at signing of the license or within 30-45 days of settlement or end of royalty reporting period.

Individual working capital components can change dramatically from period to period due to timing of licensing and services and corresponding receivable, and payable balances. Accordingly operating cash requirements vary significantly from period to period.

Investing Activities

We invested $2,952 and $25,157 in computer and equipment and website costs for the nine months ended December 31, 2016 and 2015, respectively. The Company’s efforts are primarily on operations and currently we have no significant investing capital needs. We have no commitments requiring investment capital.

Financing Activities

We received $6,600 of proceeds from stock option exercises during the nine months ended December 31, 2015. There were no cash financing activities during the nine months ended December 31, 2016.

Debt and Other Commitments

We currently have no debt outstanding other than trade payables and accruals. At December 31, 2016 we had no significant purchase commitments for product and components.

We have future lease commitments on our current facilities as more fully described in our accompanying interim condensed consolidated financial statements.

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

Cash Requirements

Other than cash on hand and accounts receivable, we have no material unused sources of liquidity at this time. Our monthly cash operating costs average approximately $70,000 per month. Assuming no new license revenues and current expenditure levels we would require approximately $840,000 of additional resources to fund operations for the next twelve months.  We believe we may be able to obtain additional funds from future licensing arrangements or other financing sources but the timing thereof is subject to many factors and risks, many outside our control. Our operating plans may require additional funds in future periods and should additional funds not be available, we may be required to curtail or scale back operations. Potential sources of such funds include exercise of outstanding options, or debt financing or new equity offerings. However, there is no assurance that options will be exercised or that debt or equity financing will be available if and when needed. Any future financing may be dilutive to existing stockholders.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Mine Safety Disclosures

NONE

Item 5. Other Information

(a) NONE

(b) NONE

Item 6. Exhibits

Exhibit 10.3.4 – Nonstatutory Stock Option Agreement dated September 15, 2016 between e.Digital Corporation and Donald Springer.*

Exhibit 10.12 – Sub Lease Agreement between the Company and First Choice Executive Suites executed on December 23, 2016.*

Exhibit 31.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer).*

Exhibit 31.2 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by MarDee Haring-Layton (Chief Financial Officer).*

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Falk, President and CEO (Principal Executive Officer) and MarDee Haring-Layton (Chief Financial Officer).*

Extensible Business Reporting Language (XBRL) Exhibits*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed concurrently herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e.DIGITAL CORPORATION

By: /s/ ALFRED H. FALK
Alfred H. Falk, President and Chief Executive Officer

By: /s/ MARDEE HARING-LAYTON
MarDee Haring-Layton, Chief Financial Officer

Date:       February 14, 2017

